Form 10-Q
period 2000-09-30
TELIK INC
filed 2000-11-13
CIK 1109196

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549
                               ----------------
                                   FORM 10-Q
                               ----------------

   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE PERIOD ENDED SEPTEMBER 30, 2000

                                      OR

   [_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM _________ TO __________ .

                       COMMISSION FILE NUMBER: 333-33868
                               ----------------

                                  TELIK, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
-------------------------------------------------------------------------------
               DELAWARE                                  93-0987903
-------------------------------------------------------------------------------
     (STATE OR OTHER JURISDICTION OF      (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

             750 GATEWAY BOULEVARD, SOUTH SAN FRANCISCO, CA 94080
         (ADDRESS, INCLUDING ZIP CODE, OF PRINCIPAL EXECUTIVE OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (650) 244-9303

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                         COMMON STOCK $0.01 PAR VALUE
                               (TITLE OF CLASS)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
   1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

--------------------------------------------------------------------------------
   Class: Common Stock $0.01 par value       Outstanding at November 3, 2000:
--------------------------------------------------------------------------------
                                                          22,569,362 shares
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------

                                  TELIK, INC.

                                     INDEX

                         PART I. FINANCIAL INFORMATION




Item 1:   Financial Statements

          Condensed Balance Sheets as of
          September 30, 2000 and December 31, 1999                             3

          Condensed Statements of Operations for the
          three and nine months ended September 30, 2000 and 1999              4

          Condensed Statements of Cash Flows for
          the nine months ended September 30, 2000 and 1999                    5

          Notes to Condensed Financial Statements                              6

 Item 2:  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                            9

 Item 3:  Quantitative and Qualitative Disclosures About Market Risk          20

                  PART II. OTHER INFORMATION


 Item 1:  Legal Proceedings                                                   20

 Item 2:  Changes In Securities and Use of Proceeds                           20

 Item 3:  Defaults upon Senior Securities                                     21

 Item 4:  Submission of Matters to a Vote of Security Holders                 21

 Item 5:  Other Information                                                   21

 Item 6:  Exhibits and Reports on Form 8-K                                    21

SIGNATURES                                                                    22


--------------------------------------------------------------------------------
                                                                          Page 2

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  TELIK, INC.
                           Condensed Balance Sheets
                       (In thousands, except share data)

                                                                                              September 30,      December 31,
                                                                                                   2000              1999
                                                                                             --------------     --------------
                                                                                               (Unaudited)
                         Assets
Current assets
    Cash and cash equivalents                                                                 $      37,976      $       1,950
    Short-term investments                                                                            6,439              5,606
    Prepaid expenses and other assets                                                                   528                337
                                                                                             --------------     --------------
Total current assets                                                                                 44,943              7,893
Property and equipment, net                                                                             855              1,197

Other assets                                                                                             80                 80
                                                                                             --------------     --------------
                                                                                              $      45,878      $       9,170
                                                                                             ==============     ==============
            Liabilities and stockholders' equity

Current liabilities:
    Accounts payable                                                                          $       1,415      $         780
    Accrued contracts and other liabilities                                                           1,004                680
    Deferred revenue                                                                                    896              2,250
    Current portion of capital lease obligations and equipment loans                                     17                247
                                                                                             --------------     --------------
Total current liabilities                                                                             3,332              3,957
Noncurrent portion of capital lease obligations and equipment loans                                      16                 25
Other long term liabilities                                                                              56                 58
Commitments
Stockholders' equity:
    Convertible preferred stock, $0.01 par value, issuable in series, none authorized at September 30, 2000, 1,023,799 shares in 1999, none issued and outstanding at September 30, 2000, 2,186,817 shares issued and outstanding at December 31, 1999 (aggregate liquidation preference of
      $50,408 at December 31, 1999)                                                                       -                 10

    Common stock; $0.01 par value, 50,000,000 shares authorized at September 30,
      2000, 23,000,000 shares in 1999, 22,563,841 and 2,207,281 shares issued
      and outstanding at September 30, 2000 and December 31, 1999 respectively                          226                 22
    Additional paid-in capital                                                                      106,519             56,742
    Deferred stock compensation                                                                      (2,491)              (260)
    Accumulated deficit                                                                             (61,780)           (51,384)
                                                                                            ---------------     --------------
    Total stockholders' equity                                                                       42,474              5,130
                                                                                            ===============     ==============

                                                                                            ---------------     --------------
    Total liabilities and stockholders' equity                                               $       45,878      $       9,170
                                                                                            ===============     ==============

                            See accompanying notes

                                  Telik, Inc.
                      Condensed Statements of Operations
                (In thousands, except share and per share data)
                                  (Unaudited)

                                                                   Three Months Ended            Nine Months Ended
                                                                      September 30,                September 30,
                                                                --------------------------    -------------------------
                                                                   2000           1999           2000           1999
                                                                -----------    -----------    -----------   -----------
Contract revenue from collaborations:

           With related parties                                  $      562       $    500      $   1,687      $  1,500
           Other                                                        134            481            339         1,970
 Other revenues                                                          25              -             25             -
                                                                -----------    -----------    -----------   -----------
                                                                        721            981          2,051         3,470
Costs and expenses:
           Research and development                                   2,872          2,499          7,991         7,697
           General and administrative                                   552            318          5,141         1,090
                                                                -----------    -----------    -----------   -----------
                                                                      3,424          2,817         13,132         8,787
                                                                -----------    -----------    -----------   -----------
Loss from operations                                                 (2,703)        (1,836)       (11,081)       (5,317)
Interest income, net                                                    434             99            685           325
                                                                -----------    -----------    -----------   -----------
Net loss                                                             (2,269)        (1,737)       (10,396)       (4,992)
Deemed dividend to preferred stockholders                                 -              -         (4,667)            -
                                                                -----------    -----------    -----------   -----------
Net loss allocable to common stockholders                        $  (2,269)       $ (1,737)     $ (15,063)     $ (4,992)
                                                                ==========     ===========    ===========    ==========
Net loss per common share, basic and diluted                     $   (0.12)       $  (0.11)     $   (0.90)     $  (0.34)
                                                                ==========     ===========    ===========    ==========
Weighted average shares used in computing net loss
      per common share, basic and diluted                           19,549          15,177         16,830        14,841

                            See accompanying notes

                                  Telik, Inc.
                      Condensed Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)

                                                                      Nine Months Ended
                                                                        September 30,
                                                                 --------------------------
                                                                    2000           1999
                                                                 ----------    ------------
Operating activities

Net loss                                                           $(10,396)      $  (4,992)
Adjustments to reconcile net loss to net cash used in
  operating activities
         Depreciation and amortization                                  411             463
         Amortization of deferred stock compensation                    386               -
         Stock options issued to consultants                          4,063               -
         Amortization of discount on investments                         67             115
         Changes in operating assets and liabilities:
           Prepaid expenses and other current assets                   (191)             82
           Accounts payable                                             635             (16)
           Accrued contracts and other liabilities                      324             (54)
           Deferred revenue                                          (1,354)         (1,351)
           Other long-term liabilities                                   (2)            (84)
                                                                 ----------    ------------
             Net cash used in operating activities                   (6,057)         (5,837)
                                                                 ----------    ------------
Investing activities
Maturities of short-term investments                                  2,750          11,026
Sales of short-term investments                                           -           4,315
Purchases of short-term investments                                  (3,650)        (10,350)
Purchases of property and equipment                                     (69)           (225)
                                                                 ----------    ------------
             Net cash (used in) provided by investing
                activities                                             (969)          4,766
                                                                 ----------    ------------
Financing activities
Proceeds from equipment loans                                             -               -
Principal payments under capital lease obligations and
      equipment loans                                                  (239)           (443)
Net proceeds from issuance of convertible preferred stock             6,950               -
Net proceeds from issuance of common stock and warrants              36,341              11
                                                                 ----------    ------------
             Net cash provided by (used in) financing
                activities                                           43,052            (432)
                                                                 ----------    ------------

Increase (decrease) in cash and cash equivalents                     36,026          (1,503)
Cash and cash equivalents at beginning of period                      1,950           2,196

                                                                 ----------    ------------
             Cash and cash equivalents at end of period            $ 37,976       $     693
                                                                 ==========    ============
Supplemental cash flow information
 Cash paid for interest                                            $    171       $      54
                                                                 ==========    ============
Schedule of non cash transactions
 Deferred stock compensation                                       $  2,617       $       -
                                                                 ==========    ============
 Note receivable for preferred stock                               $  5,000       $       -
                                                                 ==========    ============
 Note receivable received for common stock                         $    153       $       -
                                                                 ==========    ============

                            See accompanying notes

                                  TELIK, INC.
                    Notes to Condensed Financial Statements
                                  (Unaudited)

1.  Basis of presentation and summary of significant accounting policies

     The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 1999, included in the Company's Registration Statement on Form S-1.

     Certain reclassifications of prior year amounts have been made to conform to current year presentation.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     The Company considers all highly liquid investments with an original maturity of 90 days or less when purchased to be cash equivalents. For the periods presented, cash equivalents consist of money market funds and corporate debt securities. The Company's short-term investments include obligations of governmental agencies and corporate debt securities with original maturities ranging between 3 and 12 months. The Company limits concentration of credit risk by diversifying its investments among a variety of high credit-quality issuers.

     All cash equivalents and short-term investments are classified as available-for-sale. Available-for-sale securities are carried at estimated fair value, based on available market information, with unrealized gains and losses, if any, reported as a component of stockholders' equity. The cost of securities sold is based on the specific identification method. As of September 30, 2000 and December 31 1999, there were no material differences between amortized cost and fair value of available-for-sale securities. Realized gains and losses on sales of available-for-sale investments are not material.

REVENUE RECOGNITION

     Contract revenue consists of revenue from research and development collaboration agreements. The Company's research and development collaboration agreements provide for periodic payments in support of the Company's research activities. The Company recognizes contract revenue from these agreements as earned based upon the performance requirements of the agreements and payments of up-front technology access and license fees are recognized ratably over the period of the related research program. Payments received, which are related to future performance, are deferred and recognized as revenue when earned over future performance periods.

     The Company has received United States government grants, which support research efforts in defined projects. Revenue from such government grants is recognized as costs relating to the grants are incurred.


--------------------------------------------------------------------------------

                                  TELIK, INC.
                    Notes to Condensed Financial Statements
                                  (Unaudited)

ACCUMULATED OTHER COMPREHENSIVE LOSS

     Accumulated other comprehensive loss consists primarily of unrealized gains or losses on available-for-sale securities. There was no significant difference between the reported net loss and the comprehensive net loss for all the periods presented.

RECENTLY ISSUED THE STANDARDS

     In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"), which contains rules designed to clarify the application of APB 25. FIN 44 was effective
July 1, 2000. The adoption of FIN 44 did not have a material effect upon our operating results or financial position.

     In December 1999, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"). SAB 101 summarizes certain of the Staff's views in applying generally accepted accounting principles to revenue Recognition. The Company has not completed its assessment of the impact of SAB 101, but does not expect that the implementation of SAB 101 will have a material impact.

2.  Basic and diluted net loss per share

     Basic net loss per common share has been calculated based on the weighted-average number of common shares outstanding during the period less shares subject to repurchase. Diluted net loss per share would give effect to the dilutive effect of common stock equivalents consisting of stock options and warrants (calculated using the treasury stock method). Potentially dilutive securities have been excluded from the diluted earnings per share computations as they have an antidilutive effect due to our net loss.

     The computation of basic and diluted net loss per share includes shares issuable upon the conversion of outstanding shares of convertible preferred stock (using the as-if converted method) from the original date of issuance.

     The following table presents the calculations of basic and diluted net loss per share (in thousands, except share data):

                                                        Three months ended                     Nine months ended
                                                           September 30,                          September 30,
                                                    2000                 1999               2000                  1999
                                                -------------        -------------      -------------         -------------
Net loss allocable to common
    stockholders                                  $    (2,269)         $    (1,737)       $   (15,063)          $    (4,992)
                                                =============        =============      =============         =============
Basic and diluted:
    Weighted average shares of
      common stock outstanding                     14,011,497            2,256,335          6,008,956             2,200,926
    Adjustment to reflect shares
      subject to repurchase                           (96,000)                  --            (32,584)                   --

    Adjustment to reflect weighted
      average effect of conversions
      of preferred stock                            5,633,032           12,920,863         10,853,581            12,639,975
                                                -------------        -------------      -------------         -------------
Weighted average shares used in
    net loss per common share,
    basic and diluted                              19,548,529           15,177,198         16,829,953            14,840,901
                                                =============        =============      =============         =============


--------------------------------------------------------------------------------

                                  TELIK, INC.
                    Notes to Condensed Financial Statements
                                  (Unaudited)

3.  Deemed dividend upon issuance of convertible preferred stock

     During March 2000, the Company consummated the sale of 1,166,667 shares of Series K convertible preferred stock at $6.00 per share for net proceeds of approximately $1,950,000 and a short term note receivable of $5,000,000. At the date of issuance, the Company believed the per share price of $6.00 represented the fair value of the preferred stock. Subsequent to the date of issuance, Telik re-evaluated the fair value of its common stock. Accordingly, the increase in fair value resulted in a beneficial conversion feature of $4,667,000 that was recorded as a deemed dividend to preferred stockholders in the first quarter of 2000. The Company recorded the deemed dividend at the date of issuance by offsetting charges and credits to additional paid-in capital, without any effect on total stockholders' equity. The preferred stock dividend increases the net loss allocable to common stockholders in the calculation of basic and diluted net loss per common share for the nine months ended September 30, 2000.

4.  Deferred Compensation

     In connection with the grant of stock options to employees and directors we recorded deferred stock compensation totaling $2,617,000 for the nine months ended September 30, 2000, representing the difference between the fair value of the common stock for financial statement reporting purposes and the exercise price of the underlying options. This amount is included as a reduction of stockholders' equity and is being amortized over the vesting period of the individual options, generally four years. We recorded amortization of deferred stock compensation of $163,000 and $386,000 for the three and nine months ended September 30, 2000, respectively. Additionally, we recorded $4,063,000 of non-employee stock-based compensation for the nine months ended September 30, 2000.

     No deferred stock compensation or non-employee stock-based compensation was recorded in the third quarter of 2000.

5.  Initial public offering of common stock

     In September 2000, the Company completed an initial public offering of 5.75 million newly issued shares of its common stock at a price of $7.00 per share, receiving net proceeds of $35.6 million. Simultaneously with the closing of the initial public offering, the 2,186,817 shares of convertible preferred stock outstanding at June 30, 2000 were automatically converted into 13,806,642 shares of common stock and warrants to purchase preferred stock were exercised for a total of 8,493 shares of common stock.


--------------------------------------------------------------------------------

                                    ITEM 2.
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS

Special Note Regarding Statements of Expected Future Performance

     This Form 10-Q contains statements indicating expectations about future performance and other forward-looking statements that involve risks and uncertainties. We usually use words such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "future", "intend," "potential," or "continue" or the negative of these terms or similar expressions to identify forward-looking statements. These statements appear throughout the Form 10-Q and are statements regarding our current intent, belief, or expectation, primarily with respect to our operations and related industry developments. Examples of these statements include, but are not limited to, statements regarding the following: the extent to which our issued and pending patents may protect our products and technology, our ability to identify new product candidates using TRAP, the potential of such product candidates to lead to the development of safer or more effective therapies, our ability to develop the technology derived from our collaborations, our anticipated timing for filing an IND or for the initiation or completion of Phase I or Phase II testing for any of our product candidates, our future operating expenses, our future losses, our future expenditures for research and development and our use of proceeds from the initial public offering. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described under in the section of this Item 2 titled "Additional Factors That May Affect Future Results," and elsewhere in this Form 10-Q and under the heading "Risk Factors" in the Company's Registration Statement on Form S-1 dated August 11, 2000.

     The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Registration Statement on Form S-1 dated August 11, 2000.

Overview

     We are engaged in the discovery, development and commercialization of small molecule therapeutics. We have incurred net losses since inception and expect to incur substantial and increasing losses for the next several years as we expand our research and development activities and move our product candidates into later stages of development. The process of carrying out the development of our own unpartnered products to later stages of development and our research programs for our corporate partners may require significant additional expenditures for research and development including preclinical testing and clinical trials, as well as for obtaining regulatory approvals. To date, we have funded our operations primarily through the sale of equity securities, non-equity payments from collaborators and capital asset lease financings. At September 30, 2000, our accumulated deficit was approximately $61.8 million.


--------------------------------------------------------------------------------

Results of Operations

Three months ended September 30, 2000 and 1999

Revenues

     Revenues for the three-month periods ended September 30, 2000 and 1999 were $0.7 million and $1.0 million, respectively. The decrease in revenue is attributable to the completion of one our collaborative agreements in 1999. Revenue in 2000 resulted from the recognition of deferred contract revenue from collaborative agreements and funded research related to a grant received from the National Institutes of Health in the third quarter of 2000.

Research and development expenses

     Research and development expenses for the three-month periods ended September 30, 2000 and 1999 were $2.9 million and $2.5 million respectively. The increase in expenses in 2000 was primarily due to clinical trials expenses and non-cash charges for amortization of deferred stock compensation.

General and administrative expenses

     General and administrative expenses for the three-month periods ended September 30, 2000 and 1999 were $0.6 million and $0.3 million, respectively. The increase in expenses in 2000 was primarily due to staffing and other costs associated with the administration of Telik as a public company.


Nine months ended September 30, 2000 and 1999

Revenues

     Revenues for the nine-month periods ended September 30, 2000 and 1999 were $2.1 million and $3.5 million, respectively. The decrease in revenue in 2000 is attributable to the completion of one of our collaborative agreements in 1999. Revenue in 2000 included recognition of deferred contract fees from collaborative agreements as well as funded research related to a grant received from the National Institutes of Health in the third quarter of 2000.

Research and development expenses

     Research and development expenses for the nine-month periods ending September 30, 2000 and 1999 were $8.0 million and $7.7 million, respectively. The increase in expenses in 2000 was primarily due to clinical trials expenses and non-cash charges for amortization of deferred stock compensation and stock based compensation expense.

General and administrative expenses

     General and administrative expenses for the nine-month periods ended September 30, 2000 and 1999 were $5.1 million and $1.1 million respectively. The increase in expenses in 2000 was primarily due to a $3.8 million non-cash charge in 2000 for stock based compensation expense relating to stock options granted to a former executive officer. We also incurred additional


--------------------------------------------------------------------------------
expense in 2000 due to staffing and other costs associated with the administration of Telik as a public company.

Liquidity and Capital Resources

     Our cash, cash equivalents and short-term investments totaled $44.4 million at September 30, 2000. We have financed our operations from inception primarily through private placements of equity securities, revenue from collaborative agreements, interest earned on short-term investments and equipment lease line financings. During the nine months ended September 30, 2000, we received net proceeds of $35.6 million from our initial public offering and $7 million from a private placement of equity securities. As of September 30, 2000, we had raised $98.6 million from the sale of equity securities, including $11.0 million from collaborators, and received $11.3 million in non-equity payments from collaborators.

     We believe our existing cash and investment securities and anticipated cash flow from existing and future collaborations, if any, will be sufficient to support our current operating plan through at least the next 18 months; however, we have based this estimate on assumptions that may prove to be wrong. Our future funding requirements will depend on many factors, including, but not limited to:

  . the progress and success of preclinical and clinical trials of our product candidates;

  .  the progress and number of research programs in development;

  .  the costs and timing of obtaining regulatory approvals;

  .  our ability to establish, and the scope of, new collaborations;

  . our ability to meet the milestones identified in our collaborative agreements which trigger payments; and

  . the costs and timing of obtaining, enforcing and defending our patent and intellectual property rights.


Outlook

     We continue to expect to complete patient accrual for the Phase I trial of our TLK286 cancer drug product candidate in refractory cancer patients in the fourth quarter of 2000 and to initiate Phase II trials of TLK286 in the first quarter of 2001. We also plan to file an Investigational New Drug application
(IND) in the first half of 2001 for U.S. Food and Drug Administration (FDA) clearance to begin clinical testing of our TLK199 product candidate for the treatment of chemotherapy-induced neutropenia.

--------------------------------------------------------------------------------

     We expect our operating expenses for the remainder of 2000 and for 2001 to increase as we expand clinical development of TLK286 and as we prepare to file an IND to begin clinical development of TLK199.


               ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS


     Our business is subject to various risks, including those described below. You should carefully consider these risk factors; together with all of the other information included in this Form 10-Q. Any of these risks could materially adversely affect our business, operating results and financial condition.

WE HAVE A HISTORY OF NET LOSSES, WHICH WE EXPECT TO CONTINUE FOR AT LEAST SEVERAL YEARS. WE WILL NEVER BE PROFITABLE UNLESS WE DEVELOP, AND OBTAIN REGULATORY APPROVAL AND MARKET ACCEPTANCE OF, OUR PRODUCT CANDIDATES.

     Due to the significant research and development expenditures required to develop our TRAP technology and identify new product candidates and the lack of any products to generate revenue, we have not been profitable and have generated operating losses since we were incorporated in 1988. As of September 30, 2000, we had an accumulated deficit of approximately $61.8 million. We expect to incur losses for at least the next several years and expect that these losses will actually increase as we expand our research and development activities and incur significant clinical testing costs. To date, we have derived substantially all of our revenue from project initiation fees and research reimbursement paid pursuant to existing collaborative agreements with third parties and achievement of milestones under current collaborations. We expect that this trend will continue until we develop, and obtain regulatory approval and market acceptance of, our product candidates. We cannot assure you when, if ever, we will receive product revenue, if any, sufficient to become profitable.

ALL OF OUR PRODUCT CANDIDATES ARE IN RESEARCH AND DEVELOPMENT. IF CLINICAL TRIALS OF TLK286 ARE DELAYED OR UNSUCCESSFUL, IF THE IND FOR TLK199 IS NOT ACCEPTED, OR IF WE ARE UNABLE TO COMPLETE THE PRECLINICAL DEVELOPMENT OF OUR DIABETES PRODUCT CANDIDATE, OUR BUSINESS MAY BE ADVERSELY AFFECTED.

     Preclinical testing and clinical development are long, expensive and uncertain processes. It may take us or our collaborators several years to complete this testing, and failure can occur at any stage of the process. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials.

     Only one of our product candidates, TLK286, has advanced to the stage of human testing designed to determine safety, known as phase I clinical trials and, to date, we have only limited data on safety and efficacy in humans. We are in the process of conducting the necessary work to support the filing of an IND application for TLK199, our second cancer product candidate. The FDA may require us to run more preclinical tests, which could delay commencing clinical trials of TLK199. Finally, our success depends, in part, on our ability to complete preclinical

--------------------------------------------------------------------------------
development of our diabetes product candidates and take them through early clinical trials. We do not anticipate that any of our products will reach the market for at least several years.

     If we are unable to continue to identify new product candidates using TRAP, our proprietary drug discovery technology, we may not be able to maintain our product pipeline and develop commercially viable drugs.

WE BELIEVE THAT OUR ABILITY TO COMPETE DEPENDS, IN PART, ON OUR ABILITY TO USE OUR PROPRIETARY TRAP TECHNOLOGY TO DISCOVER, DEVELOP AND COMMERCIALIZE NEW PHARMACEUTICAL PRODUCTS. WE MAY NOT BE COMPETITIVE IF WE ARE UNABLE TO UTILIZE OUR TRAP TECHNOLOGY OR IF THE TECHNOLOGY PROVES INEFFECTIVE.

     TRAP technology is a relatively new drug discovery method that uses a protein panel of approximately 20 proteins selected for their distinct patterns of interacting with small molecules. This panel may lack essential types of interactions that we have not yet identified, which may result in our inability to identify active compounds that have the potential to be developed into commercially viable drugs.


IF WE ARE UNABLE TO RAISE ADEQUATE FUNDS IN THE FUTURE, WE WILL NOT BE ABLE TO CONTINUE TO FUND OUR OPERATIONS, RESEARCH PROGRAMS, PRECLINICAL TESTING AND CLINICAL TRIALS TO DEVELOP OUR PRODUCTS.

     The process of carrying out the development of our own unpartnered products to later stages of development and developing other research programs to the stage that they may be partnered will require significant additional expenditures, including preclinical testing, clinical trials and obtaining regulatory approval. As a result, we will require additional financing to fund our operations. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to our stockholders. We have expended substantial amounts of cash to date and expect capital outlays and operating expenditures to increase over the next several years as we expand our research and development activities.


IF OUR COMPETITORS DEVELOP AND MARKET PRODUCTS THAT ARE MORE EFFECTIVE THAN OURS, OR OBTAIN MARKETING APPROVAL BEFORE WE DO, OUR COMMERCIAL OPPORTUNITY WILL BE REDUCED OR ELIMINATED.

     The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. Some of the drugs that we are attempting to develop, for example TLK199, will have to compete with existing therapies. In addition, a number of companies are pursuing the development of pharmaceuticals that target the same diseases and conditions that we are targeting. We face competition from pharmaceutical and biotechnology companies in the United States and abroad. Our competitors may develop new screening technologies and may utilize discovery techniques or partner with collaborators in order to develop products more rapidly or successfully than we, or our collaborators, are able to do. Many of our competitors, particularly large pharmaceutical companies, have substantially greater financial, technical and human resources than we do. In addition, academic institutions, government agencies and other public and private organizations conducting research may seek patent protection with respect to potentially competing products or technologies and may establish exclusive collaborative or licensing relationships with our competitors.

--------------------------------------------------------------------------------

     Our competitors may succeed in developing technologies and drugs that are more effective or less costly than any which are being developed by us or which would render our technology and potential drugs obsolete and noncompetitive. In addition, our competitors may succeed in obtaining FDA or other regulatory approvals for product candidates more rapidly than we, or our collaborators. We cannot assure you that drugs resulting from our research and development efforts, or from our joint efforts with our existing or future collaborative partners, will be able to compete successfully with competitors' existing products or products under development or that they will obtain regulatory approval in the United States or elsewhere.


AS OUR PRODUCT PROGRAMS ADVANCE, WE WILL NEED TO HIRE ADDITIONAL SCIENTIFIC AND MANAGEMENT PERSONNEL. OUR RESEARCH AND DEVELOPMENT EFFORTS WILL BE SERIOUSLY JEOPARDIZED IF WE ARE UNABLE TO ATTRACT AND RETAIN KEY PERSONNEL.

     As a small company with approximately 41 employees, our success depends on the continued contributions of our principal management and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, scientists and companies in the face of intense competition for such personnel. In particular, our research programs depend on our ability to attract and retain highly skilled chemists and other scientists. As we progress to advanced phase II and III clinical trials, we will also need to expand our clinical development personnel. We do not have employment contracts with our key employees. If we lose the services of Dr. Michael Wick or any of our other key personnel, our research and development efforts could be seriously and adversely affected. There is currently a shortage of skilled executives and employees with technical expertise in the biotechnology industry, and this shortage is likely to continue. As a result, competition among numerous companies, academic and other research institutions for skilled personnel and experienced scientists is intense and turnover rates are high. In recent years, the cost of living in the San Francisco Bay Area has increased significantly, which we expect will adversely affect our ability to compete for qualified personnel. Because of this competitive environment, we may encounter increasing difficulty in attracting qualified personnel as our operations expand and the demand for these professionals increases, and this difficulty could significantly impede the achievement of our research and development objectives.


IF WE DO NOT OBTAIN REGULATORY APPROVAL TO MARKET PRODUCTS IN THE UNITED STATES AND FOREIGN COUNTRIES, WE OR OUR COLLABORATORS WILL NOT BE PERMITTED TO COMMERCIALIZE OUR PRODUCT CANDIDATES.

     Even if we are able to achieve success in our preclinical testing, we, or our collaborators, must provide the FDA and foreign regulatory authorities with clinical data that demonstrate the safety and efficacy of our products in humans before they can be approved for commercial sale. Failure to obtain regulatory approval will prevent commercialization of our products.

     The pharmaceutical industry is subject to stringent regulation by a wide range of authorities. We cannot predict whether regulatory clearance will be obtained for any product that we are developing or hope to develop. A pharmaceutical product cannot be marketed in the United States until it has completed rigorous preclinical testing and clinical trials and an extensive regulatory clearance process implemented by the FDA. Satisfaction of regulatory requirements typically takes many years, is dependent upon the type, complexity and novelty of the product and requires the expenditure of substantial resources. Of particular significance are the

--------------------------------------------------------------------------------
requirements covering research and development, testing, manufacturing, quality control, labeling and promotion of drugs for human use.

     Before commencing clinical trials in humans, we, or our collaborators, must submit and receive approval from the FDA of an IND application. We must comply with FDA "Good Laboratory Practices" regulations in our preclinical studies. Clinical trials are subject to oversight by institutional review boards and the FDA and:

  .  must be conducted in conformance with the FDA's IND regulations;

  .  must meet requirements for informed consent;

  .  must meet requirements for Good Clinical Practices;

  .  may require large numbers of participants; and

  . may be suspended by us, our collaborators or the FDA at any time if it is believed that the subjects participating in these trials are being exposed to unacceptable health risks or if the FDA finds deficiencies in the IND application or the conduct of these trials.

     Before receiving FDA clearance to market a product, we or our collaborators must demonstrate that the product is safe and effective in the patient population that will be treated. Negative or inconclusive results or adverse medical events during a clinical trial could cause a clinical trial to be repeated or a program to be terminated or could delay getting approval. We typically rely on third party clinical investigators to conduct our clinical trials and other third party organizations to perform data collection and analysis and, as a result, we may face additional delaying factors outside our control. In addition, delays or rejections may be encountered based upon additional government regulation from future legislation or administrative action or changes in FDA policy or interpretation during the period of product development, clinical trials and FDA regulatory review. Failure to comply with applicable FDA or other applicable regulatory requirements may result in criminal prosecution, civil penalties, recall or seizure of products, total or partial suspension of production or injunction, as well as other regulatory action. We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approval.

     If regulatory clearance of a product is granted, this clearance will be limited to those disease states and conditions for which the product is demonstrated through clinical trials to be safe and efficacious. We cannot ensure that any compound developed by us, alone or with others, will prove to be safe and efficacious in clinical trials and will meet all of the applicable regulatory requirements needed to receive marketing clearance.

     Outside the United States, the ability to market a product is contingent upon receiving a marketing authorization from the appropriate regulatory authorities. This foreign regulatory approval process typically includes all of the risks associated with FDA clearance described above and may include additional risks.

IF PHYSICIANS AND PATIENTS DO NOT ACCEPT OUR PRODUCTS, OUR ABILITY TO GENERATE PRODUCT REVENUE IN THE FUTURE WILL BE ADVERSELY AFFECTED.

--------------------------------------------------------------------------------

     Our product candidates may not gain market acceptance among physicians, patients and the medical community. We believe that market acceptance will depend on our ability to provide acceptable evidence of safety, efficacy, convenience and ease of administration and cost effectiveness. In addition, we believe market acceptance depends on the effectiveness of our marketing strategy and the pricing of our products. Physicians may elect not to recommend our products even if we meet the above criteria. If any of our product candidates fails to achieve market acceptance, we may not be able to successfully market and sell the product, which would limit our ability to generate revenue and adversely affect our operations.

IF WE, OR OUR LICENSEES AND LICENSORS, CANNOT OBTAIN AND DEFEND OUR RESPECTIVE INTELLECTUAL PROPERTY RIGHTS, OR IF OUR PRODUCTS OR TECHNOLOGIES ARE FOUND TO INFRINGE PATENTS OF THIRD PARTIES, WE COULD BECOME INVOLVED IN LENGTHY AND COSTLY LEGAL PROCEEDINGS THAT COULD ADVERSELY AFFECT OUR SUCCESS.

     Our success will depend in large part on our own, our licensees' and our licensors' ability to obtain and defend patents for each party's respective technologies and the compounds and other products, if any, resulting from the application of these technologies. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. Accordingly, we cannot predict the breadth of claims allowed in our or other companies' patents.

     Our success will also depend, in part, on our ability to operate without infringing the intellectual property rights of others. We cannot assure you that our activities will not infringe patents owned by others. If our products or technologies are found to infringe patents issued to third parties, the manufacture, use and sale of our products could be enjoined, and we could be required to pay substantial damages. In addition, we may be required to obtain licenses to patents or other proprietary rights of third parties. No assurance can be given that any licenses required under any such patents or proprietary rights would be made available on terms acceptable to us, if at all. Failure to obtain such licenses could negatively affect our business.

     The degree of future protection for our proprietary rights is uncertain and we cannot assure you that:

  . we were the first to make the inventions covered by each of our pending patent applications;

  .  we were the first to file patent applications for these inventions;

  . others will not independently develop similar or alternative technologies or duplicate any of our technologies;

  .  any of our pending patent applications will result in issued patents;

  . any patents issued to us or our collaborators will provide a basis for commercially viable products, will provide us with any competitive advantages or will not be challenged by third parties;

  .  we will develop additional proprietary technologies that are patentable; or

  . the patents of others will not have an adverse effect on our ability to do business.

--------------------------------------------------------------------------------

     In addition, we could incur substantial costs in litigation if we are required to defend against patent suits brought by third parties or if we initiate these suits, and we cannot predict whether we would be able to prevail in any such suit.

     Others may have filed and in the future may file patent applications covering small molecules or therapeutic products that are similar to ours. We cannot assure you that any patent application filed by someone else will not have priority over patent applications filed by us. Any legal action against us or our collaborators claiming damages and seeking to enjoin commercial activities relating to the affected products and processes could, in addition to subjecting us to potential liability for damages, require us or our collaborators to obtain a license to continue to manufacture or market the affected products and processes. We cannot predict whether we, or our collaborators, would prevail in any of these actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. We believe that there may be significant litigation in the industry regarding patent and other intellectual property rights. If we become involved in litigation, it could consume a substantial portion of our managerial and financial resources and we may not be successful in any such litigation.

     We also rely on trade secrets to protect technology, including our TRAP technology, where we believe patent protection is not appropriate or obtainable. However, trade secrets are difficult to protect. While we require employees, academic collaborators and consultants to enter into confidentiality agreements, we may not be able to adequately protect our trade secrets or other proprietary information in the event of any unauthorized use or disclosure or the lawful development by others of such information. If the identity of specific proteins or other elements of our technology become known, our competitive advantage in drug discovery could be reduced.

WE WILL BE DEPENDENT UPON COLLABORATIVE ARRANGEMENTS TO COMPLETE THE DEVELOPMENT AND COMMERCIALIZATION OF SOME OF OUR PRODUCT CANDIDATES. THESE COLLABORATIVE ARRANGEMENTS MAY PLACE THE DEVELOPMENT OF OUR PRODUCT CANDIDATES OUTSIDE OF OUR CONTROL, MAY REQUIRE US TO RELINQUISH IMPORTANT RIGHTS OR MAY OTHERWISE NOT BE ON TERMS FAVORABLE TO US.

     We expect to enter into collaborative arrangements with third parties for clinical trials, manufacturing, regulatory approvals or commercialization of some of our products, particularly outside North America, or in disease areas requiring larger and longer clinical trials, such as diabetes. Dependence on collaborative arrangements will subject us to a number of risks. We may not be able to control the amount and timing of resources our collaborative partners may devote to the product candidates. Should a collaborative partner fail to develop or commercialize a compound or product to which it has rights from us, we may not receive any future milestone payments and will not receive any royalties associated with this compound or product. Business combinations or significant changes in a collaborative partner's business strategy may also adversely affect a partner's willingness or ability to complete its obligations under the arrangement. Failure to enter into additional collaborative agreements on favorable terms could have a material adverse effect on our business, financial condition and results of operations.

     Some of our collaborations are for early stage programs and allow partners significant discretion in electing whether to pursue any of the planned activities. We do not anticipate significant revenues to result from these relationships until the collaborator has advanced products into clinical testing, which will not occur for several years, if at all. Such arrangements are subject to numerous risks, including the right of the collaboration partner to control the timing of the research and development efforts, and discretion to advance lead candidates to clinical testing and commercialization of the product. In addition, a collaborative partner could

--------------------------------------------------------------------------------
independently move forward with a competing lead candidate developed either independently or in collaboration with others, including our competitors.

IF WE ARE UNABLE TO CONTRACT WITH THIRD PARTIES TO MANUFACTURE OUR PRODUCTS IN SUFFICIENT QUANTITIES AND AT AN ACCEPTABLE COST, WE MAY BE UNABLE TO MEET DEMAND FOR OUR PRODUCTS AND LOSE POTENTIAL REVENUE.

     We do not currently operate manufacturing facilities for clinical or commercial production of our products under development. We currently lack the resources or capability to manufacture any of our products on a clinical or commercial scale. As a result, we will be dependent on corporate partners, licensees or other third parties for the manufacturing of clinical and commercial scale quantities of our products. Our products may be in competition with other products for access to these facilities. For this and other reasons, our collaborators or third parties may not be able to manufacture these products in a cost effective or timely manner. If not performed in a timely manner, the clinical trial development of our product candidates or their submission for regulatory approval could be delayed, and our ability to deliver products on a timely basis could be impaired or precluded. We are currently dependent upon a sole source of supply for clinical quantities of TLK286 and are in the process of identifying alternative suppliers. If our primary supplier fails to perform, our clinical trials or commercialization of TLK286 would be delayed. We may not be able to enter into any necessary third-party manufacturing arrangements on acceptable terms, if at all. Our current dependence upon others for the manufacture of our products may adversely affect our future profit margins and our ability to commercialize products on a timely and competitive basis.

IF WE ARE UNABLE TO CREATE SALES, MARKETING AND DISTRIBUTION CAPABILITIES OR ENTER INTO AGREEMENTS WITH THIRD PARTIES TO PERFORM THESE FUNCTIONS, WE WILL NOT BE ABLE TO COMMERCIALIZE PRODUCTS.

     We currently have no sales, marketing or distribution capabilities. In order to commercialize any products, we must internally develop sales, marketing and distribution capabilities, or establish collaborations or other arrangements with third parties to perform these services. We intend to market some products directly in North America and rely on relationships with one or more pharmaceutical companies with established distribution systems and direct sales forces to market other products and address other markets. We may not be able to establish in house sales and distribution capabilities or relationships with third parties. To the extent that we enter into co-promotion or other licensing arrangements, our product revenues are likely to be lower than if we directly marketed and sold our products, and any revenues we receive will depend upon the efforts of third parties, whose efforts may not be successful.


IF PRODUCT LIABILITY LAWSUITS ARE SUCCESSFULLY BROUGHT AGAINST US, WE MAY INCUR SUBSTANTIAL LIABILITIES AND MAY BE REQUIRED TO LIMIT COMMERCIALIZATION OF OUR PRODUCTS.

     The testing and marketing of medical products entail an inherent risk of product liability. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products. If we are unable to obtain sufficient product liability insurance at an acceptable cost, potential product liability claims could prevent or inhibit the commercialization of pharmaceutical products we develop, alone or with corporate collaborators.

--------------------------------------------------------------------------------

IF WE USE BIOLOGICAL AND HAZARDOUS MATERIALS IN A MANNER THAT CAUSES INJURY, WE MAY BE LIABLE FOR DAMAGES.

     Our research and development activities involve the controlled use of potentially harmful biological materials, hazardous materials, chemicals and various radioactive compounds, and are subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. We cannot completely eliminate the risk of accidental contamination or injury from the use, storage, handling or disposal of these materials. In the event of contamination or injury, we could be held liable for damages that result, and any liability could exceed our resources.

OUR STOCK PRICE MAY BE VOLATILE, AND YOU MAY NOT BE ABLE TO RESELL YOUR SHARES AT OR ABOVE YOUR PURCHASE PRICE.

     The market prices for securities of biotechnology companies in general have been highly volatile, with recent significant price and volume fluctuations, and may continue to be highly volatile in the future. You may not be able to sell your shares quickly or at the market price if trading in our stock is not active or the volume is low. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

  . announcements of technological innovations or new commercial products by our competitors or us;

  .  developments concerning proprietary rights, including patents;

  .  developments concerning our collaborations;

  . publicity regarding actual or potential medical results relating to products under development by our competitors or us;

  .  regulatory developments in the United States and foreign countries;

  .  litigation;

  .  economic and other external factors or other disaster or crisis; or

  .  period-to-period fluctuations in financial results.

IF CERTAIN STOCKHOLDERS SELL SUBSTANTIAL AMOUNTS OF OUR COMMON STOCK, THE MARKET PRICE OF OUR COMMON STOCK MAY FALL.

     If those stockholders who held stock prior to our initial public offering in August 2000 sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding options and warrants, the market price of our common stock may fall. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. Substantially all of the shares outstanding prior to our initial public offering are subject to a lock up until February 7, 2001. After the lock up expires, at least 4,906,331 shares of our common stock will become freely tradable and an additional 10,062,873 shares will be tradable subject to Rules 144 and 701.

--------------------------------------------------------------------------------

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The primary objective of our investment activities is to preserve principal and at the same time maximize income we receive from our investments without significantly increasing risk. We maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. Due to the short-term nature of these investments, we have concluded that there is no material market risk exposure.

     We have operated primarily in the United States and all funding activities with our collaborators to date have been made in U.S. dollars. Accordingly, we do not have any exposure to foreign currency rate fluctuations.


                          PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS


     During the period July 1 through August 30, 2000 (the effective date of our registration statement on Form S-8), we issued options to purchase an aggregate of 100,000 shares of common stock, all of which at an exercise price of $7.06, under the 2000 Non-Employee Directors' Stock Option Plan. During the same period, a total of 653,846 shares of common stock were issued upon exercise of outstanding options, at exercise prices ranging from $1.00 to $1.60 per share, under the 1988 Stock Option Plan, the 1996 Stock Option Plan and outside our stock plans. There were no underwriters employed in connection with any of these issuances. These issuances were deemed exempt from registration under the Securities Act in reliance on Section 4(2) or Rule 701 promulgated thereunder as transactions pursuant to compensatory benefit plans and contracts relating to compensation. The recipients in each such issuance represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. All recipients either received adequate information about Telik or had access, through employment or other relationships, to such information.

     On August 11, 2000, a registration statement on Form S-1 (No. 333-33868) was declared effective by the Securities and Exchange Commission, pursuant to which 5,750,000 shares of our common stock were offered and sold by us at a price of $7 per share, generating gross offering proceeds of $40.3 million. The managing underwriters were Lehman Brothers Inc., Chase Securities Inc., Legg Mason Wood Walker, Inc., UBS Warburg LLC and Fidelity Capital Markets, a division of National Financial Services Corporation. In connection with the offering, we incurred approximately $2.8 million in underwriting discounts and commissions, and approximately $1.9 million in other related expenses. The net proceeds from the offering, after deducting the foregoing expenses, were approximately $35.6 million.

--------------------------------------------------------------------------------

     From the time of receipt through September 30, 2000, we have used the net proceeds from our initial public offering to invest in short-term, investment grade interest-bearing securities. We have used our existing cash balances to fund the general operations of the Company. The net proceeds of the initial public offering will be used for clinical trials, pre-clinical studies and general corporate purposes, including working capital and product development. We may use a portion of the net proceeds to acquire or invest in products and technologies that are complementary to our own, although no acquisitions are planned or being negotiated as of the date of this filing, and no portion of the net proceeds has been allocated for any specific acquisition. None of the net proceeds of the initial public offering were paid directly indirectly to any director, officer, general partner of the Company or their associates, persons owning 10% or more of any class of equity securities of the Company, or an affiliate of the Company. We expect that our use of proceeds from the offering will conform to the intended use of proceeds as described in our initial public offering prospectus dated August 11, 2000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the third quarter of 2000, the Company solicited the approval of its stockholders by an Action By Written Consent of the Stockholders of Telik, Inc. Such action became effective on or about August 7, 2000 without a meeting of the stockholders. The matter approved was an amendment and restatement of the Company's certificate of incorporation to incorporate all prior amendments into a single charter document. The matter was approved by holders of a total of 12,227,742 shares of Common Stock (assuming the conversion of the outstanding Preferred Stock into Common Stock). Holders of a total of 3,826,288 shares of Common Stock (assuming such conversion) did not return a signed consent and are deemed to have voted against the proposal.

ITEM 5. OTHER INFORMATION
     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

     27.1          Financial Data Schedule

(b) REPORTS ON FORM 8-K

     None

--------------------------------------------------------------------------------

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELIK, INC.     Dated November 13, 2000


/s/ Michael M. Wick, MD, PhD
------------------------------------
Michael M. Wick, MD, PhD
President, Chief Executive Officer and Chairman
(Principal Executive Officer)


/s/ Cynthia M. Butitta
------------------------------------
Cynthia M. Butitta
Chief Financial Officer
(Principal Financial and Accounting Officer)

--------------------------------------------------------------------------------

                  EXHIBIT INDEX



 EXHIBIT NO.       DESCRIPTION
 -----------       -----------

   27.1          Financial Data Schedule

--------------------------------------------------------------------------------
                                                                         Page 23