Form 10-K405
period 2000-12-31
TELIK INC
filed 2001-03-28
CIK 1109196

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                ---------------

                                   FORM 10-K

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 2000

                                       OR

      [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from           to            .

                        Commission File Number: 0-31265

                                ---------------

                                  TELIK, INC.
             (Exact name of registrant as specified in its charter)

                     Delaware                                          93-0987903
         (State or other jurisdiction of                  (I.R.S. Employer Identification No.)
          incorporation or organization)

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

                                ---------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing sale price of the Common Stock as reported on the Nasdaq Stock Market on March 15, 2001 was approximately $67,008,492. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant's Common Stock as of the close of business on March 15, 2001 was 22,780,903.

                                ---------------

                      DOCUMENTS INCORPORATED BY REFERENCE

   Items 11, 12 and 13 of Part III incorporate information by reference from the definitive proxy statement for the Registrant's Annual Meeting of Stockholders to be held on May 24, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  TELIK, INC.
                        2000 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
 PART I

    Item 1.  Business...................................................     4

    Item 2.  Properties.................................................    14

    Item 3.  Legal Proceedings..........................................    14

    Item 4.  Submission of Matters to a Vote of Security Holders........    14

 PART II

    Item 5.  Market for Registrant's Common Equity and Related
             Stockholder Matters........................................    15

    Item 6.  Selected Financial Data....................................    16

    Item 7.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations..................................    17

    Item 7A. Quantitative and Qualitative Disclosures about Market
             Risk.......................................................    25

    Item 8.  Financial Statements and Supplementary Data................    25

    Item 9.  Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure...................................    25

 PART III

    Item 10. Directors and Executive Officers of the Registrant.........    26

    Item 11. Executive Compensation.....................................    29

    Item 12. Security Ownership of Certain Beneficial Owners and
             Management.................................................    29

    Item 13. Certain Relationships and Related Transactions.............    29

 PART IV

    Item 14. Exhibits, Financial Statements Schedules, and Reports on
             Form 8-K...................................................    30

 SIGNATURES..............................................................   32

 FINANCIAL STATEMENTS

            Report of Ernst & Young, LLP, Independent Auditors.............  F-1

            Balance Sheets.................................................  F-2

            Statements of Operations.......................................  F-3

            Statement of Stockholders' Equity..............................  F-4

            Statements of Cash Flows.......................................  F-5

            Notes to Financial Statements..................................  F-6

Disclosure Regarding Forward-Looking Statements

   This report on Form 10-K contains statements indicating expectations about future performance and other forward-looking statements that involve risks and uncertainties. We usually use words such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "future", "intend," "potential," or "continue" or the negative of these terms or similar expressions to identify forward-looking statements. These statements appear throughout the Form 10-K and are statements regarding our current intent, belief, or expectation, primarily with respect to our operations and related industry developments. Examples of these statements include, but are not limited to, statements regarding the following: the extent to which our issued and pending patents may protect our products and technology, our ability to identify new product candidates using TRAP technology (our proprietary Target-Related Affinity Profiling technology, which is discussed below), the potential of such product candidates to lead to the development of safer or more effective therapies, our ability to develop the technology derived from our collaborations, our anticipated timing for filing an IND (Investigational New Drug application) with the Food and Drug Administration (FDA) or for the initiation or completion of phase 1, phase 2 or phase 3 testing for any of our product candidates, our future operating expenses, our future losses, our future expenditures for research and development and our use of proceeds from the initial public offering. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in the section of Item 7 entitled "Certain Business Risks," and elsewhere in this Form 10-K.

                                     PART I

Item 1. Business.

Overview

   Telik, a Delaware corporation formed in 1988, is a biopharmaceutical company working to discover, develop and commercialize drugs to treat serious diseases for which there is significant demand for new therapies. Our most advanced product development programs are for the treatment of cancer and diabetes. Our first product candidate, TLK286, is being developed for the treatment of major cancers that are resistant to standard treatments. TLK286 kills cancer cells by being activated by the same mechanism that normally deactivates chemotherapeutic drugs. We began phase 1 clinical trials with TLK286 in January of 2000. Given the safety and clinical benefit seen in our phase 1 trial, we initiated phase 2 clinical trials in March 2001 in colorectal cancer. Our initial phase 2 clinical trials are expected to be in colorectal, ovarian and non-small cell lung cancers. Our second cancer product candidate, TLK199, is being developed for the treatment of blood disorders, including those associated with neutropenia (depletion of white blood cells), a toxic side effect of chemotherapy or pre-leukemia. TLK199 activates the same signaling pathway that is activated by granulocyte colony stimulating factor, or G-CSF, known as Neupogen, causing the stimulation of white blood cell production. TLK199 accelerates the recovery from chemotherapy-induced low white blood cell levels in animals, similar to the results observed following treatment with G-CSF. TLK199 and G-CSF also produce similar increases in the number of circulating white blood cells in normal animals. We are conducting preclinical development studies of TLK199 and intend to file an IND in 2001. We have retained rights for the worldwide commercialization of TLK286 and TLK199. We are initiating preclinical safety studies to support the development of a product candidate from a proprietary family of orally active insulin receptor activators for the treatment of Type 2 diabetes. All of our product candidates are in early stages of development and we face the risks of failure inherent in developing drugs based on new technologies. To date, we have no products that have generated any revenue, and during 2000, 1999 and 1998, we spent $10.8 million, $9.5 million and $8.0 million, respectively, on research and development. We have generated operating losses since we began operations.

   All of our product candidates are small molecules. Small molecule drugs offer advantages in ease of manufacturing and administration, the potential for oral dosing and applicability to a wider range of disease targets, including those inside the cell. We discovered all of our product candidates using our proprietary chemogenomics technology known as Target-Related Affinity Profiling, or TRAP, which enables the rapid and efficient discovery of small molecule product candidates. TRAP exploits a fundamental property of all drugs, which is their interaction with molecules in the body called proteins. By developing a profile of how a protein disease target interacts with small molecules, we are able to select product candidates for development much faster than with alternative technologies, such as ultra high-throughput screening, or UHTS. We continuously protect the intellectual property surrounding our product candidates and our technology platform. In the United States, we hold over 35 patents protecting our discoveries, and multiple applications are pending. In addition, outside the United States, we hold over 88 patents, and multiple patent applications are pending.

Product Candidates

   Our efforts are concentrated in four major diseases: cancer, diabetes, inflammatory diseases and stroke. Our two most advanced product candidates are for cancer treatment. TLK286, which entered clinical trials in January 2000, is being developed for the treatment of chemotherapy-resistant cancers. TLK199, a small molecule that accelerates recovery from chemotherapy-induced depletion of white blood cells, or neutropenia, offers a potential alternative for the treatment of blood disorders associated with this condition. In addition, we have discovered novel insulin receptor activators for the treatment of Type 2 diabetes.

   Application of our TRAP technology has led to a pipeline of both potential product candidates and earlier stage research programs. The following table summarizes key information about these programs.

-------------------------------------------------------------------------------------------------------------------------------
       Product                Clinical                           Development                                  Commercialization
      Candidate              Indication                             Status                                         Rights
-------------------------------------------------------------------------------------------------------------------------------
Cancer
TLK286                 Chemotherapy-                  Phase 2                                                  Worldwide
Targeted               resistant cancers,             . Phase 2 clinical trial in colorectal
Chemotherapeutic drug  including colon,                 cancer initiated
                       ovarian, lung,                 Phase 1
                       pancreas,                      . Phase 1 Schedule B clinical trial ongoing
                       lymphoma/leukemia and          . Phase 1 Schedule A clinical trial completed
                       breast

TLK199                 Low white blood cell           Pre-IND                                                  Worldwide
Bone Marrow Stimulant  count, or neutropenia,         . IND-enabling studies initiated 6/99
                       associated with chemo-         . Clinical grade material prepared 1/00
                       therapy or pre-leukemia

IGF-1 Inhibitor        Prostate cancer                Lead optimization                                        Worldwide
                                                      . Small molecule inhibitors discovered
-------------------------------------------------------------------------------------------------------------------------------
Diabetes
Insulin-independent    Type 2 diabetes                Candidate nomination/ lead optimization                  Worldwide
insulin receptor                                      . oral activity in animal models                         except Japan
activators                                            . preclinical and safety assessment initiated            and most other
                                                                                                               Asian
                                                                                                               countries

Insulin-dependent      Type 2 diabetes                Candidate nomination/ lead optimization                  Worldwide
insulin receptor                                      . activity in animal models                              except Japan
activators                                            . preclinical and safety assessment                      and most other
                                                        initiated                                              Asian
                                                                                                               countries
-------------------------------------------------------------------------------------------------------------------------------
Inflammatory disease
MCP-1 antagonist       Rheumatoid arthritis,          Lead optimization                                        North and
                       asthma,                        . small molecule inhibitors discovered                   South America
                       atherosclerosis,               . activity in animal models                              and jointly in
                       multiple sclerosis,                                                                     Europe
                       cancer

MIP-1 alpha inhibitor  Rheumatoid arthritis,          Lead optimization                                        North and
                       multiple sclerosis,            . small molecule inhibitors discovered                   South America
                       cancer                                                                                  and jointly in
                                                                                                               Europe

IL-8 inhibitor         Rheumatoid arthritis,          Lead optimization                                        North and
                       nephritis, psoriasis,          . small molecule inhibitors discovered                   South America
                       cancer                                                                                  and jointly in
                                                                                                               Europe
-------------------------------------------------------------------------------------------------------------------------------
Stroke
Caspase-3 inhibitor    Stroke                         Lead optimization                                        Worldwide
                                                      . small molecule inhibitors discovered
-------------------------------------------------------------------------------------------------------------------------------

Product Development Programs

 Cancer

   Our two most advanced product candidates, TLK286 and TLK199, are being developed to treat serious cancers for which there is significant demand for new therapies. Cancer is the second leading cause of death in the United States. It is estimated that 1.2 million people were diagnosed with cancer in the United States in 2000 and more than 555,000 of these people will die of their disease. The five-year survival rates for patients with cancers that have spread from their original site are poor. For example, after spread of the cancer, only 13% of patients with colorectal cancer survive, only 12% with lung cancer and only 21% with breast cancer. These poor survival rates reflect the limitations of current treatments and the development of resistance to available treatments. In addition, current treatments are often associated with severe toxic side effects.

 TLK286--tumor-activated cancer drug

   TLK286 is a small molecule product candidate we are developing for the treatment of cancers that have resisted standard chemotherapeutic drugs. TLK286 binds to glutathione S-transferase, or GST, a protein known to play an important role in the development of resistance to commonly used chemotherapeutic drugs. GST initiates a series of events in a cell responsible for the inactivation of a variety of drugs and toxins and their subsequent removal from the body. In a person with a cancer, GST also functions to break down chemotherapeutic drugs administered for treatment. If a person's cancer has increased GST levels either initially or following exposure to chemotherapeutic drugs, GST will limit the effectiveness of treatment by breaking down the chemotherapeutic drug before it can kill cancer cells.

   GST P1-1 is a type of GST that is elevated in many cancers and is often further elevated following treatment with standard chemotherapeutic drugs. When TLK286 binds to GST P1-1, it releases a fragment of TLK286 with a proven mechanism of killing cancer cells. In contrast to the usual situation where GST is involved in the destruction of chemotherapeutic drugs, GST activates TLK286 when it reaches its cellular target. In this way, TLK286 kills cancer cells by utilizing the same mechanism that normally deactivates chemotherapeutic drugs.

   In December 1999, we filed an IND with the Food And Drug Administration
(FDA) to initiate phase 1 clinical trials of TLK286. In January 2000, we initiated a phase 1 clinical trial of TLK286 in patients with advanced solid tumors or non-Hodgkin's lymphoma that are unresponsive or for which no standard therapy is available.

   We presented interim results of the phase 1 trial in November of 2000, at the 11th NCI-EORTC-AACR Symposium on New Drugs in Cancer Therapy. These results showed that the drug was well tolerated. Approximately one third of the patients, with a broad spectrum of tumors, went on to long term treatment. Given the safety and clinical benefit seen in our phase 1 trial, we initiated phase 2 clinical trials in March 2001 in colorectal cancer. The first three types of cancer to be studied are expected to be colorectal, ovarian, and non-small cell lung cancer.

   Depending on the rate of patient accrual and our ability to execute these studies, we estimate completion of most of these phase 2 trials within 12 to 18 months after their initiation. Upon completion of phase 2, and based on the results of these studies, we intend to begin confirmatory phase 3 clinical trials which are expected to compare TLK286 to standard therapies in specific cancers. We estimate that we will not be able to file a New Drug Application
(NDA) for TLK286 until at least late 2003.

   We have worldwide commercial rights to TLK286 and intend to commercialize TLK286 in the North American market. At the appropriate time, we will select a collaborator in other territories with capabilities in manufacturing, sales and marketing.

 TLK199--Bone marrow stimulant as an adjunct for cancer therapy

   TLK199 is a small molecule product candidate that is designed to increase white blood cell counts in cancer patients. In addition to killing cancer cells, chemotherapeutic drugs also kill rapidly dividing normal cells. These include normal cells found in bone marrow that eventually become white blood cells capable of fighting infection. Lowered levels of a type of white blood cells, called neutrophils, cause a condition called neutropenia. Neutropenia renders the already weakened cancer patient susceptible to life-threatening infections. Granulocyte colony stimulating factor, or G-CSF, is the current standard therapy for the treatment of neutropenia, since it accelerates the recovery of white blood cells to a normal level. Low white cell levels are also found in a number of pre-leukemic conditions and may also require treatment to prevent infections.

   G-CSF acts by binding to a receptor protein on the surface of the cell and activating a signaling pathway within the cell. This signal causes white blood cells in the bone marrow to divide and mature, increasing the number of white cells in the blood capable of fighting infection. TLK199 acts upon the same signaling pathway that is activated by G-CSF.

   TLK199 is undergoing preclinical testing to support initiation of clinical trials. Assuming successful completion of these studies, we anticipate filing an IND in 2001. Upon completion of review of the IND by the FDA, we will begin phase 1 clinical trials. In the phase 1 clinical trial, we intend to determine the safety and blood levels, or pharmacokinetics, of TLK199 in a suitable patient population. We will also measure the enhancing effects of TLK199 on the white blood cell response. We anticipate that the phase 1 program will take approximately 12 months to complete.

   TLK199 is expected to offer the advantages of a small molecule drug over a therapeutic protein, including ease of manufacturing and the potential for oral administration. The low cost of production and potential oral availability of TLK199 may allow us to offer a product that is attractive to the current market for drugs that stimulate the production of white blood cells. We have retained worldwide commercial rights to TLK199. At the appropriate time, we will select collaborators with capabilities in development, sales and marketing.

 Diabetes

   We have discovered and are developing proprietary, orally active, small molecule insulin receptor activators for the treatment of Type 2 diabetes, which represents 90-95% of all cases of diabetes. Diabetes is a major health problem with over 170 million people estimated to be afflicted worldwide. Diabetes is the leading cause of serious coronary disease, adult blindness, lower limb amputations and serious kidney disease. Diabetes results from the inability of insulin, a hormone produced by the pancreas, to regulate blood sugar levels. In Type 2 diabetes, the loss of blood sugar regulation is caused by a decreased ability of insulin to activate its protein receptor combined with a relative insulin deficiency.

 TLK17411--Insulin receptor activators

   Using our TRAP technology, we have discovered a proprietary family of small molecule product candidates that bind to the insulin receptor and, like insulin, cause the receptor to activate and initiate a sequence of events called insulin signaling that lowers sugar levels in the blood by facilitating the entry of sugar into muscle and liver cells, where it is metabolized. Results from animal models of diabetes suggest that these compounds may allow more sensitive control of blood sugar levels and may delay the need for insulin treatment. TLK17411 is representative of the group of compounds from which we plan to choose a product candidate.

   We have commenced the necessary preclinical testing to select a compound for further development. We anticipate selecting a compound in 2001 for clinical development.

   Our collaborator, Sanwa, has commercialization rights in Japan and most other Asian countries. We have retained those rights in the rest of the world. Diabetes is a chronic disease, often seen in younger, healthier individuals, requiring administration of daily medication for many years. As a result, new treatments being developed for diabetes require longer and larger preclinical and clinical safety and efficacy studies to establish long-term side effects and benefits. Because the development of diabetes drugs is longer and more expensive than for cancer drugs, we intend to share the risks and costs of development by partnering these programs before completion of pivotal trials, which we expect will require granting commercialization rights to our collaborators.

Research Discovery Programs

   In addition to generating our current product portfolio, TRAP has allowed us to build our research pipeline with product candidates against targets in cancer, diabetes, inflammatory diseases and stroke. We have chosen to pursue those protein targets that have engendered a high level of interest in the drug discovery community, address important unmet clinical needs and whose modulation will have a beneficial effect in treating a given disease.

 IGF-1 receptor inhibitor for cancer

   Insulin-like growth factor-1, or IGF-1, is an important protein target for cancer therapy. Blood levels of IGF-1 are increased in prostate cancer patients and represent a significant risk factor for the development of prostate cancer in healthy males. Increases in the amount of the IGF-1 receptor predict a poor prognosis in breast cancer. Using TRAP technology, we have identified two families of small molecules that inhibit the interaction of IGF-1 with its receptor. Compounds from each family have been shown to inhibit the growth of cancer cells. Scientific evidence indicates that these types of compounds may be useful in the treatment of prostate cancer.

 Chemokine antagonists for inflammatory diseases

   Inflammation is an important response of the body to injury and infection. If inflammation becomes excessive or prolonged, it can lead to pathological conditions, including asthma, inflammatory bowel disease, multiple sclerosis, psoriasis, rheumatoid arthritis and septic shock. An early step in the inflammatory response is the attraction of white blood cells, or leukocytes, from the circulatory system to damaged or infected tissue by messenger molecules called chemokines.

   Our research has identified inhibitors selective for three important chemokine mediators of the inflammatory response: MCP-1, MIP-1 (alpha) and IL-
8. These inhibitors block the interaction of each chemokine with its protein receptor and, in the most advanced of these programs, are active in an animal model of inflammatory disease. We retain commercialization rights in North and South America, while sharing rights in Europe.

 Caspase-3 inhibitors for stroke

   The major cause of stroke is lack of blood flow, or ischemia, in a region of the brain. Loss of blood flow is directly responsible for the loss of brain cells. An additional loss of cells occurs over the next few hours to days, through a process initiated by the cells themselves, called apoptosis. This secondary loss of cells increases the disability produced by the stroke. Apoptosis is carried out by specialized proteins in the cell, called caspases, and particularly, caspase-3. We have identified small molecules that selectively inhibit caspase-3 and prevent apoptosis in cells and have retained worldwide commercialization rights.

TRAP Technology

   Our Target-Related Affinity Profiling, or TRAP chemogenomics technology is designed to rapidly and efficiently identify small molecule drug candidates that act on disease related protein targets.

   TRAP technology offers solutions to the two major challenges facing drug discovery: the explosive growth in the number of new protein targets generated by the advances in genomics and the intrinsic limitations of the

UHTS approach. TRAP offers several competitive advantages over UHTS, because it is able to accommodate thousands, rather than hundreds, of targets, is cost-effective to screen unproven targets for the purpose of validation and avoids the use of highly simplified assays.

   We have discovered that there are a limited number of ways that proteins interact with small molecules and that these interactions can be simulated using a carefully selected panel of diverse proteins. TRAP takes advantage of this discovery to profile the interactions of small molecules with proteins using a panel of less than 20 proteins selected for their distinct patterns of interacting with small molecules. We believe that our panel of proteins simulates, either individually or in combination, most of the significant interactions between a small molecule and a protein. Furthermore, TRAP measures the diversity of compounds in a way that cannot be explained on the basis of chemical structure alone. Compounds that are structurally similar can have very different affinities for proteins and other biological properties, and, conversely, compounds that are structurally diverse may have similar affinities for proteins and other biological properties.

   By comparing the relative strengths of the interaction of a small molecule with each panel protein, a protein affinity profile, or fingerprint, is produced for the small molecule. One type of assay we use, called a binding assay, measures the interaction of a panel protein with a specially designed binding partner, or ligand, in the presence of a small molecule. If the small molecule has affinity for the same site on the panel protein as the ligand, the amount of ligand that binds will be reduced. This decrease in the amount of the ligand that binds to each panel protein comprises the small molecule's fingerprint.

   Using these fingerprints, we select a small subset of compounds, which we call the training set, that is sufficiently diverse in its protein recognition characteristics to represent our entire collection, or library, of small molecules. We screen this training set against the target of interest and use the resulting data to predict the type of small molecule-protein interactions present in the target. A model of small molecule interactions with the target is generated by mathematically combining the individual interactions of TRAP panel proteins, where the panel proteins to be included in the model are determined by the affinities of the initial subset of compounds for the target. We can then select from the library for assay those compounds that prefer these types of interactions. We have developed a set of computational tools, in the form of chemoinformatics algorithms, which are used to scan the library for patterns of protein affinity, since these patterns appear to correlate best with biological activity. The majority of active compounds in our library that are pharmaceutically active against a given target can be identified after screening as few as 200 compounds.

   We have used TRAP to assemble our library of small molecules, which is enriched by compounds that interact with proteins in a selective fashion and contains multiple compounds that can undergo each mode of protein interaction. We believe that this process creates a small molecule library with a greater likelihood of containing a compound that interacts with any specified protein, thus having a higher probability of generating drug candidates than a conventionally or randomly assembled library. As a consequence, TRAP identifies those small molecules with a higher probability of being drug candidates from within the universe of possible compounds, allowing their assembly into a manageable drug discovery library, by using their protein interaction characteristics. All of the known drugs that we have examined lie within the bounds of the library defined by TRAP.

   The ability of TRAP to identify active compounds after screening only a few hundred samples overcomes many of the limitations of UHTS. TRAP does not require assays capable of screening millions of compounds, thereby decreasing the time and resources necessary for assay development. TRAP permits the selection of a given target of interest from a much wider universe of targets by reducing the need to acquire targets and assay technologies and allows more physiologically relevant assay systems to be used. In addition, TRAP eliminates the need for large compound collections and sophisticated and expensive automation to support them, further lowering the financial barrier to screening and permitting its application to emerging biopharmaceutical companies. Finally, the overall efficiency and economy of TRAP allow multiple targets to be pursued simultaneously and permit the screening of higher risk, but potentially more valuable, targets.

Collaborative Relationships

   We have established a number of joint discovery programs with other pharmaceutical, biotechnology and genomics companies. These collaborations exploit our TRAP technology platform and have the potential to identify new product development and commercialization opportunities either independently or pursuant to expanded collaborations. In addition, these collaborations have provided funding for our internal research and development programs.

   These collaborations include the following:

 Sanwa

 Diabetes Collaboration Agreement

   In December 1996, we entered into a collaboration agreement with Sanwa Kagaku Kenkyusho Co. Ltd. establishing a program to discover and commercialize compounds that act on the insulin signal transduction pathway and are useful for the treatment of diabetes and insulin resistance. In exchange for Sanwa's payment of an initial fee and provision of research funding, we are employing our compound library, TRAP technology, and other drug discovery technologies to identify and optimize drug development candidates. As a result of an amendment to the Collaboration Agreement effective February 2001, the research portion of the collaboration was extended one year and will now terminate on December 20, 2001. During the research portion, each party has a non-exclusive, worldwide license to carry out its responsibilities under the research program.

   Under the collaboration agreement and a related license agreement, Sanwa has an exclusive, royalty-bearing license to commercialize human therapeutic products arising from the collaboration in Japan, Korea, Taiwan and China. Sanwa will make payments to us upon the achievement of specified milestones, such as initiation of clinical trials and submission of Sanwa's request for regulatory approval. Sanwa will also share its development data with us. We have already received a total of $8.25 million from Sanwa under the collaboration agreement and we may receive up to $12.25 million more in the future. In all other countries, we have rights to commercialize products containing compounds identified in the research collaboration, subject to obligations to Sanwa to share preclinical and clinical data. We also have an option to acquire from Sanwa a royalty-bearing license to develop and commercialize, outside the Sanwa territory, other products identified by Sanwa arising from the collaboration. Sanwa's obligation to pay royalties to us will end after the product has been sold in the relevant country for ten years and the patents in that country covering the product have expired. The collaboration agreement and related license agreement will terminate when Sanwa no longer has any payment obligations to us. Either party may terminate either agreement at any time with notice upon material breach by the other party of its obligations. Either party may terminate the collaboration agreement at any time that the other party becomes insolvent or bankrupt.

 Screening Services Agreement

   In December 1996, in addition to the diabetes collaboration agreement, we entered into a screening services agreement with Sanwa in which we agreed to employ our proprietary TRAP technology to identify compounds that are active against biological targets identified as disease related by Sanwa. In September 1997, and October 1998, this agreement was amended to increase the number of targets, extend the term of the agreement and include the optimization of two lead compounds, each for a period of two years. We are currently conducting the first optimization of a lead compound identified through the use of our TRAP technology. We are obligated to continue optimization of this or substitute active compounds through May 2002. Under the agreement, Sanwa has exclusive rights in Japan, Korea, Taiwan and China to commercialize the active compounds and inventions relating to these compounds. We have equivalent exclusive rights in North and South America. Elsewhere in the world, we will share with Sanwa all revenues arising from the active compounds and related inventions. The agreement will terminate on December 20, 2006. Either party may terminate the agreement at any time with notice upon material breach by the other party of its obligations. The Agreement was amended effective February 2001 to clarify certain procedures for optimization of lead compounds, establish dates by which Telik would file at least one patent in three different categories of compounds, and permit Sanwa to submit to the screening program targets obtained from third parties.

 Equity Investment

   In connection with these agreements, Sanwa has invested an aggregate of $11.0 million in Telik, as more specifically described in Item 13, "Certain Relationships and Related Transactions."

 Sankyo

   In March 1999, we entered into an agreement with Sankyo Company Ltd. In exchange for Sankyo's payment of fees totaling $2.0 million that have already been paid, we are using our TRAP technology to identify compounds that are active against any of up to ten targets selected by Sankyo. Under the agreement Sankyo has an option to acquire an exclusive, worldwide license to commercialize products incorporating either compounds from our library with activity against the disease target or derivatives of these compounds. If Sankyo exercises the option, we are obligated to negotiate a separate royalty-bearing license agreement with Sankyo. If Sankyo does not exercise its option with respect to a particular target or if we are unable to reach agreement on the license during the specified period, Sankyo's exclusive rights with respect to such target will terminate and we will be free to pursue research and development with respect to the target on our own or with third parties. The agreement will terminate on the later of March 24, 2002, or the end of the period for entering into license agreements. Either party may terminate the agreement at any time with notice upon material breach by the other party of its obligations.

 COR Therapeutics

   In January 1999, we entered into an agreement with COR Therapeutics, Inc. to use our TRAP technology to discover and identify active molecules for up to five disease targets selected by COR. In January 2000, we extended the term through at least January 12, 2001, at which time the agreement would terminate unless COR had selected a disease target for continued research and development. Our agreement with COR terminated on January 12, 2001 as we did not extend the agreement, COR did not select any of its five disease targets and the parties are not negotiating an extension of the agreement.

 Scios

   In February 1999, we entered into an agreement with Scios, Inc. to employ our TRAP technology to discover small molecules that display activity against a disease target chosen by Scios.

   Under the agreement, Scios has an option to acquire an exclusive, royalty-bearing license to commercialize worldwide, other than in Japan, China, Taiwan, Korea and certain other Asian countries, products incorporating compounds derived from the Telik library with activity against the disease target. If Scios does not exercise the option before the end of the option period, the agreement will terminate. If Scios exercises the option, we will receive a licensing fee, and potential milestone and royalty payments and an exclusive, royalty-free license to commercialize these products outside the Scios territory. The milestone payments will be due if Scios or its collaborators achieves the following benchmarks: filing of an IND, successful phase 2 clinical trial results, filing of an NDA and regulatory approval. The maximum total of the license fees and milestone payments that we might receive from Scios is $5.25 million. The parties will share data arising from their development of these products, and we may perform development or compound optimization work on behalf of Scios. We will retain all rights with respect to compounds for which Scios does not exercise its option and, in the event that Scios does not satisfy certain diligence requirements, we will receive an exclusive, worldwide, royalty-free license to develop, make and commercialize the relevant products. Scios' obligation to pay royalties to us will end after the product has been sold in the relevant country for ten years and Telik's patents in that country covering the product have expired. The agreement will terminate when Scios no longer has any payment obligations to us. Either party may terminate the agreement at any time with notice upon material breach by the other party of its obligations.

 Genaissance Pharmaceuticals

   In February 1998, we entered into a research agreement with Genaissance Pharmaceuticals. We amended this agreement in February 1999 to extend the term of the agreement. Under the terms of the agreement, we used our TRAP technology to validate novel variants of the estrogen receptor through the identification of compounds from our library that exhibited selective pharmacological activity. In August 2000, we amended this agreement appointing us the exclusive agent to market and license the results of the collaboration to a third party. For each license agreement, Genaissance Pharmaceuticals will receive fifty (50) percent of any up front payment from a third party. All subsequent milestone and royalty payments from the third party are to be distributed fifteen (15) percent to Genaissance Pharmaceuticals and eighty-five (85) percent to us. The agreement will continue in force until the expiration of the last to expire written agreement between us and Genaissance and a third party that grants the third party a license to the compounds discovered by Genaissance and us.

 The University of Arizona

   In January 2001, we entered in a research and license agreement with the Arizona Cancer Center at the University of Arizona to use our TRAP technology for the identification of small molecule compounds active against cancer related drug targets. The Arizona Cancer Center will conduct biologic assays to screen TRAP-generated compounds for pharmacologic activity. Upon the completion of the research term of the agreement, each party will have the right to select compounds arising from the collaboration for further development. Telik will have exclusive worldwide rights to develop and commercialize compounds that it selects, and will use the Arizona Cancer Center as a preferred clinical site for its oncology drug development programs arising from this collaboration. The research term of the agreement will terminate on December 31, 2002 and, if no compounds are selected for further development, the agreement will expire. In the event that either or both parties select compounds for further development, the license agreement will continue until the expiration of the patents covering such compounds.

Patents and Proprietary Information

   Our success depends on our ability and the ability of our collaborators to obtain patents for compounds, technologies and products resulting from the application of these technologies, to defend patents once obtained, and to maintain trade secrets both in the United States and foreign countries. Accordingly, patents and other proprietary rights are an essential element of our business. We hold more than 35 patents based on our discoveries that have been granted in the United States and more than 88 abroad. In addition, multiple applications are pending in the United States and abroad. Our policy is to aggressively file patent applications to protect new chemical entities, technology, other inventions and improvements to inventions that are commercially important to the development of our business. Applications pertaining to our core technology cover new chemical compounds, uses of compounds, pharmaceutical compositions, formulations, methods of compound preparation, methods of chemical classification, protein profiles of compounds and computational methods to analyze these protein profiles.

   We also rely on trade secret information, technical know-how and innovation to continuously expand our proprietary position. We require our employees and consultants to execute non-disclosure and assignment of invention agreements on commencement of their employment or engagement.

Competition

   Competition in the pharmaceutical and biotechnology industries is intense. Many pharmaceutical or biotechnology companies have products on the market and are actively engaged in the research and development of products that are competitive with our potential products. Many of these companies and institutions, either alone or together with their collaborative partners, have substantially greater financial, manufacturing, sales, distribution and technical resources and more experience in research and development, clinical trials and regulatory matters, than we do.

Regulatory Considerations

   The manufacturing and marketing of our potential products and our ongoing research and development activities are subject to extensive regulation by numerous governmental authorities in the United States and other countries. In the United States, pharmaceutical products are subject to rigorous review by the FDA under the Federal Food, Drug and Cosmetic Act, the Public Health Service Act and other federal statutes and regulations. Non-compliance with applicable requirements can result in fines, recall or seizure of products, total or partial suspension of production, refusal of the government to approve marketing applications or allow us to enter into supply contracts and criminal prosecution. The FDA also has the authority to revoke previously granted marketing authorizations.

   Securing FDA approval requires the submission of extensive preclinical and clinical data and supporting information to the FDA for each indication to establish a product candidate's safety and efficacy. The approval process takes many years, requires the expenditure of substantial resources, involves post-marketing surveillance and may involve ongoing requirements for post-marketing studies. The FDA may also require post-marketing testing and surveillance to monitor the effects of approved products or place conditions on any approvals that could restrict the commercial applications of these products. Product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. With respect to patented products or technologies, delays imposed by the governmental approval process may materially reduce the period during which we will have exclusive rights to exploit them.

   Preclinical studies involve laboratory evaluation of product characteristics and animal studies to assess the initial efficacy and safety of the product. The FDA under its Good Laboratory Practices regulations regulates preclinical studies. Violations of these regulations can, in some cases, lead to invalidation of the studies, requiring these studies to be replicated. The results of the preclinical studies, together with manufacturing information and analytical data, are submitted to the FDA as part of an Investigational New Drug application, or an IND, which must be approved by the FDA before we can commence clinical trials in humans. Unless the FDA objects to an IND, the IND will become effective 30 days following its receipt by the FDA.

   Clinical trials involve the administration of the investigational product to humans under the supervision of a qualified principal investigator. Clinical trials must be conducted in accordance with Good Clinical Practice, or GCP, under protocols submitted to the FDA as part of the IND. In addition, each clinical trial must be approved and conducted under the auspices of an Investigational Review Board, or IRB, and with patient informed consent. The IRB will consider, among other things, ethical factors, the safety of human subjects and the possibility of liability of the institution conducting the trial.

   Clinical trials are conducted in three sequential phases but the phases may overlap. Phase 1 clinical trials may be performed in healthy human subjects or, depending on the disease, in patients. The goal of phase 1 clinical trials is to establish initial data about the safety and tolerance of the product in humans. In phase 2 clinical trials, in addition to safety, the efficacy of the product is evaluated in limited patients with the target disease. Phase 3 trials typically involve additional testing for safety and clinical efficacy in expanded, large-scale, multi-center studies of patients with the target disease.

   We and all of our contract manufacturers are required to comply with the applicable FDA current Good Manufacturing Practice, or cGMP, regulations. Good Manufacturing Practice regulations include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Manufacturing facilities are subject to inspection by the FDA. These facilities must be approved before we can use them in the commercial manufacture of our products.

   Outside the United States, our ability to market a product is contingent upon receiving marketing authorization from the appropriate regulatory authorities. The requirements governing the conduct of clinical trials, marketing authorization, pricing and reimbursement vary widely from country to country. At present, foreign marketing authorizations are applied for at a national level, although within the European Union registration procedures are available to companies wishing to market a product in more than one EU member state. If the regulatory authority is satisfied that adequate evidence of safety, quality and efficacy has been presented, a marketing authorization will be granted.

Manufacturing

   We are using third party manufacturers to produce clinical supplies of TLK286 under cGMP, regulations. We are conducting process development with a drug manufacturer to scale up a process to produce adequate clinical supplies of TLK199 in a liposomal formulation. In the insulin receptor activator program, we have developed preparative routes to our lead compounds that would be suitable for their commercial production.

   We intend to continue to use third-party contract manufacturers or corporate collaborators for the production of material for use in preclinical studies, clinical trials, manufacture of future products and commercialization. The manufacture of our potential products for preclinical studies and clinical trials and commercial purposes is subject to cGMP regulations promulgated by the FDA and to other applicable domestic and foreign regulations.

Employees

   As of March 15, 2001, our workforce consisted of 43 full-time employees, 17 of whom hold PhD or MD degrees, or both, and five of whom hold other advanced degrees. Of our total workforce, 34 are engaged in research and development and nine are engaged in business development, finance and administration. None of our employees are represented by a collective bargaining agreement, nor have we experienced work stoppages. We believe that our relations with our employees are good.

Item 2. Properties.

   Our facilities consist of approximately 20,680 square feet of research and office space located at 750 Gateway Boulevard in South San Francisco, California, that is leased to us until December 31, 2002. We have the option to renew this lease for one additional period of five years. We believe our existing facilities are adequate to meet our requirements through the year 2005.

Item 3. Legal proceedings.

   There are no pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

   No matters were submitted to a vote of our stockholders during the fiscal quarter ended December 31, 2000.

                                    PART II

Item 5. Market for Registrants Common Equity and Related Stockholder Matters.

Market for Our Common Stock

   Our common stock trades on the Nasdaq Stock Market under the symbol "TELK". The following table sets forth the high and low bid information for the Common Stock for each quarterly period since our initial public offering on August 11, 2000.

     2000                                                           High   Low
     ----                                                          ------ -----
     Quarter ended September 30, 2000............................. $14.50 $6.00
     Quarter ended December 31, 2000.............................. $10.56 $5.63

   As of March 15, 2001 there were 178 stockholders of record. We have never paid our stockholders dividends, and we do not anticipate paying any cash dividends in the foreseeable future as we intend to retain any earnings for use in our business. The deemed dividend to preferred stockholders recorded in 2000 was a non-cash accounting entry. See Note 5 of the "Notes to Financial Statements," included elsewhere herein.

Recent Sales of Unregistered Securities

   During 2000 we issued and sold the following unregistered securities:

  . 1,166,667 shares of Series K preferred stock sold to three purchasers for an aggregate price of $7,000,000 in March 2000; and

  . 789,922 shares issued upon the exercise of stock options, with exercise prices ranging from $1.00 to $1.60, for an aggregate price of $954,721 between January 1, 2000 and August 30, 2000, the date of filing our registration statement on Form S-8.

   None of these transactions involved any underwriters, underwriting discounts or commissions, or any public offering, and we believe that each transaction is exempt from the registration requirements of the Securities Act by virtue of
Section 4(2) thereof, Regulation D promulgated thereunder or Rule 701 for compensatory benefit plans and contracts relating to compensation. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued in such transactions. We believe that all recipients had adequate access to information about us, through their relationships with us or otherwise.

Use of Proceeds from Sales of Registered Securities

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

   From the time of receipt through December 31, 2000, we have used the net proceeds from our initial public offering to invest in investment grade interest-bearing securities. We have used our existing cash balances to fund the general operations of the Company. The net proceeds of the initial public offering will be used for clinical trials, pre-clinical studies and general corporate purposes, including working capital and product development. We may use a portion of the net proceeds to acquire or invest in products and technologies that are complementary to our own, although no acquisitions are planned or being negotiated as of the date of this filing, and no portion of the net proceeds has been allocated for any specific acquisition. None of the net proceeds of the initial public offering were paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning 10% or more of any class of equity securities of the Company, or an affiliate of the Company. We expect that our use of proceeds from the offering will conform to the intended use of proceeds as described in our initial public offering prospectus dated August 11, 2000.

Item 6. Selected Financial Data

   This section presents our historical financial data. You should read carefully the financial statements included in item 14 of Part IV of this Report, including the notes to the financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected data in this section is not intended to replace the financial statements.

                                         Year Ended December 31,
                               ------------------------------------------------
                                 2000      1999      1998      1997      1996
                               --------  --------  --------  --------  --------
                                (In thousands, except for per share data)
Statement of Operations Data:
Contract revenue from
 collaborations:
 With related parties........  $  2,250  $  2,000  $  1,750  $  1,500  $  1,250
 Other.......................       471     2,237     1,444       152       100
Other revenues...............        75        --        --        --        --
                               --------  --------  --------  --------  --------
                                  2,796     4,237     3,194     1,652     1,350
Costs and expenses:
 Research and development....    10,842     9,547     7,952     8,090     8,688
 General and administrative..     5,948     2,152     2,149     2,470     1,880
                               --------  --------  --------  --------  --------
Loss from operations.........   (13,994)   (7,462)   (6,907)   (8,908)   (9,218)
Interest income, net.........     1,437       398       328       290       320
                               --------  --------  --------  --------  --------
Net loss.....................   (12,557)   (7,064)   (6,579)   (8,618)   (8,898)
Deemed dividend to preferred
 stockholders................    (4,667)       --        --        --        --
                               --------  --------  --------  --------  --------
Net loss allocable to common
 stockholders................  $(17,224) $ (7,064) $ (6,579) $ (8,618) $ (8,898)
                               ========  ========  ========  ========  ========

Net loss per common share,
 basic and diluted...........  $  (1.70) $  (3.21) $  (3.00) $  (3.95) $  (4.41)

Weighted average shares used
 in computing net loss per
 common share, basic and
 diluted.....................    10,128     2,204     2,194     2,184     2,019

Pro forma net loss per common
 share, basic and diluted
 (unaudited).................  $  (0.94) $  (0.47)

Weighted average shares used
 in computing pro forma net
 loss per common share, basic
 and diluted.................    18,254    14,879
                                            As of December 31,
                               ------------------------------------------------
                                 2000      1999      1998      1997      1996
                               --------  --------  --------  --------  --------
                                              (In thousands)
Balance Sheet Data:
Cash, cash equivalents and
 investments.................  $ 41,250  $  7,556  $ 14,402  $ 10,692  $ 11,179
Working capital..............    37,681     3,936    10,915     7,250     8,429
Total assets.................    42,994     9,170    16,586    12,902    14,071
Total long-term liabilities..        69        83       425       797     1,231
Deferred compensation........    (2,312)     (260)       --        --        --
Accumulated deficit..........   (63,941)  (51,384)  (44,320)  (37,741)  (29,123)
Total stockholder's equity...  $ 40,616  $  5,130  $ 12,177  $  8,438  $  9,942

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

   Telik is engaged in the discovery, development and commercialization of small molecule therapeutics. We have incurred net losses since inception and expect to incur substantial and increasing losses for the next several years as we expand our research and development activities and move our product candidates into later stages of development. The process of carrying out the development of our own unpartnered products to later stages of development and our research programs for our corporate partners may require significant additional research and development expenditures including preclinical testing and clinical trials, as well as for obtaining regulatory approval. To date, we have funded our operations primarily through the sale of equity securities, non-equity payments from collaborators and capital asset lease financings. We received our first funding from our collaborative partners in November 1996. We received funding in the form of equity investments totaling $42.5 million in the year ended December 31, 2000, including net proceeds of $35.6 million from our initial public offering ("IPO"), in August 2000. We received aggregate payments of $4.5 million for funded research in 1999 $13.7 million in 1998, of which $10.5 million was equity and $3.2 million was funded research. As of December 31, 2000, our accumulated deficit was $63.9 million. In February 2001, we received a non-equity payment of $2.25 million from a collaborative partner.

Results of Operations

Year ended December 31, 2000 compared with year ended December 31, 1999

 Revenues

   Revenues for the years ended December 31, 2000 and 1999 were $2.8 million and $4.2 million, respectively. The decrease in revenue is primarily attributable to the completion of the Taiho collaboration in 1999. Revenues in 2000 resulted from collaborative agreements with Sanwa and Sankyo as well as funded research related to a grant received from the National Institutes of Health. Contract revenues from Sanwa, a related party, were $2.3 million and $2.0 million in 2000 and 1999 respectively.

   We expect contract revenue from collaborations to constitute substantially all of our total revenues for the foreseeable future. For details of our revenue recognition policy, refer to Note 1 to the financial statements.

 Research and development expenses

   Research and development expenses for the years ended December 31, 2000 and 1999 were $10.8 million and $9.5 million, respectively. The increase in expense was principally due to costs related to the phase 1 clinical trial of our lead cancer compound, TLK286 and non-cash charges of $0.5 million related to the amortization of deferred stock compensation in 2000.

 General and administrative expenses

   General and administrative expenses for the years ended December 31, 2000 and 1999 were $5.9 million and $2.2 million, respectively. The increased expense in 2000 was primarily due to a $3.8 million non-cash charge for compensation expense relating to stock options granted to a former executive officer.

 Net interest income

   Net interest income was $1.4 million in 2000 and $0.4 million in 1999. Interest income resulted from earnings on investments, while interest expense resulted from capital lease obligations and other long-term liabilities. The increase in net interest income in 2000 reflected higher balances of cash, cash equivalents and investments subsequent to our IPO in August 2000.

Year ended December 31, 1999 compared with year ended December 31, 1998

 Revenues

   Revenues for the years ended December 31, 1999 and 1998 were $4.2 million and $3.2 million, respectively. The increase in 1999 was primarily due to the initiation of our Sankyo collaboration signed in March 1999. Contract revenue recognized related mainly to collaboration revenues earned from Sanwa, Sankyo and Taiho in 1999 and Sanwa and Taiho in 1998. Contract revenues from Sanwa, a related party, were $2.0 million in 1999 and $1.8 million in 1998.

 Research and development expenses

   Research and development expenses for the years ended December 31, 1999 and 1998 were $9.5 million and $8.0 million, respectively. The 1999 increase was primarily attributable to increased costs associated with the filing of an IND for TLK286, a small molecule product candidate being developed for the treatment of chemotherapy-resistant cancers.

 General and administrative expenses

   General and administrative expenses for the years ended December 31, 1999 and 1998 were $2.2 million and $2.1 million, respectively. This stable level of expense reflected a consistent level of administrative effort and staffing during 1999 and 1998.

 Net interest income

   Net interest income was $0.4 million in 1999 and $0.3 million in 1998. Interest income resulted from earnings on short-term investments, while interest expense resulted from capital lease obligations and other long-term liabilities. The slight increase in net interest income in 1999 was primarily due to higher balances of cash, cash equivalents and short-term investments in 1999.

 Liquidity and capital resources

   Cash, cash equivalents and investments totaled $41.3 million at December 31, 2000. We have financed our operations from inception primarily through the private placement of equity securities, our initial public offering, revenue from collaborative agreements, interest earned on investments and equipment lease line financings. As of December 31, 2000, we had raised $99.1 million from the sale of equity securities, including $11.0 million from collaborators, and received $11.3 million in non-equity payments from collaborators. During the year ended December 31, 2000, we received net proceeds of $42.5 million from the sale of equity securities including $35.6 million from our initial public offering. We received no proceeds from private financing activities in 1999. In 1998 and 1997, we received net proceeds of $10.3 million and $7.1 million, respectively, from private financing activities.

   We believe our existing cash resources, plus anticipated proceeds from corporate collaborations, will be sufficient to satisfy our anticipated cash requirements for at least an additional 18 months. We expect to finance our future cash needs through the sale of equity securities, strategic collaborations and possibly debt financing. Our future capital uses and requirements depend on numerous factors, including the following:

  . the progress and success of preclinical studies and clinical trials of our product candidates;

  . the progress and number of research programs in development;

  . the costs and timing of obtaining regulatory approvals;

  . our ability to establish, and the scope of, our new collaborations;

  . our ability to meet the milestones identified in our collaborative agreements which trigger payments; and

  . the costs and timing of obtaining, enforcing and defending our patent and intellectual property rights.

Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Financial Instruments and for Hedging Activities, or SFAS 133, which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS 133 is effective for fiscal years beginning after June 15, 2000 and we do not anticipate an impact on our results of operations or financial condition, as we hold no derivative financial instruments and do not currently engage in hedging activities.

                             CERTAIN BUSINESS RISKS

   Our business is subject to various risks, including those described below. You should carefully consider these risk factors together with all of the other information included in this Form 10-K. Any of these risks could materially adversely affect our business, operating results and financial condition.

We have a history of net losses, which we expect to continue for at least several years. We will never be profitable unless we develop, and obtain regulatory approval and market acceptance of, our product candidates.

   Due to the significant research and development expenditures required to develop our TRAP technology and identify new product candidates and the lack of any products to generate revenue, we have not been profitable and have generated operating losses since we were incorporated in 1988. As of December 31, 2000, we had an accumulated deficit of approximately $63.9 million. We expect to incur losses for at least the next several years and expect that these losses will actually increase as we expand our research and development activities and incur significant clinical testing costs. To date, we have derived substantially all of our revenue from project initiation fees and research reimbursement paid pursuant to existing collaborative agreements with third parties and achievement of milestones under current collaborations. We expect that this trend will continue until we develop, and obtain regulatory approval and market acceptance of, our product candidates. We cannot assure you when, if ever, we will receive product revenue, if any, sufficient to become profitable.

All of our product candidates are in research and development. If clinical trials of TLK286 are delayed or unsuccessful, if the IND for TLK199 is not accepted, or if we are unable to complete the preclinical development of our diabetes product candidate, our business may be adversely affected.

   Preclinical testing and clinical trials are long, expensive and uncertain processes. It may take us or our collaborators several years to complete this testing, and failure can occur at any stage of the process. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials.

   Only one of our product candidates, TLK286, has completed the stage of human testing designed to determine safety, known as phase 1 clinical trials and, to date, we have only limited data on safety and efficacy in humans. We initiated our first phase 2 clinical trial of TLK286 in March 2001 in colorectal cancer. We are in the process of conducting the necessary work to support the filing of an IND application for TLK199, our second cancer product candidate. The FDA may require us to run more preclinical tests, which could delay commencing clinical trials of TLK199. Finally, our success depends, in part, on our ability to complete preclinical development of our diabetes product candidates and take them through early clinical trials. We do not anticipate that any of our products will reach the market for at least several years.

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

   As a small company with 43 employees, our success depends on the continued contributions of our principal management and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, scientists and companies in the face of intense competition for such personnel. In particular, our research programs depend on our ability to attract and retain highly skilled chemists and other scientists. As we progress to advanced phase 2 and 3 clinical trials, we will also need to expand our clinical development personnel. We do not have employment contracts with our key employees. If we lose the services of Dr. Michael Wick or any of our other key personnel, our research and development efforts could be seriously and adversely affected. There is currently a shortage of skilled executives and employees with technical expertise in the biotechnology industry, and this shortage is likely to continue. As a result, competition among numerous companies, academic and other research institutions for skilled personnel and experienced scientists is intense and turnover rates are high. In recent years, the cost of living in the San Francisco Bay Area has increased significantly, which we expect will adversely affect our ability to compete for qualified personnel. Because of this competitive environment, we may encounter increasing difficulty in attracting qualified personnel as our operations expand and the demand for these professionals increases, and this difficulty could significantly impede the achievement of our research and development objectives.

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

   The pharmaceutical industry is subject to stringent regulation by a wide range of authorities. We cannot predict whether regulatory clearance will be obtained for any product that we are developing or hope to develop. A pharmaceutical product cannot be marketed in the United States until it has completed rigorous preclinical testing and clinical trials and an extensive regulatory clearance process implemented by the FDA. Satisfaction of regulatory requirements typically takes many years, is dependent upon the type, complexity and novelty of the product and requires the expenditure of substantial resources. Of particular significance are the requirements covering research and development, testing, manufacturing, quality control, labeling and promotion of drugs for human use.

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

   Some of our collaborations are for early stage programs and allow partners significant discretion in electing whether to pursue any of the planned activities. We do not anticipate significant revenues to result from these relationships until the collaborator has advanced products into clinical trials, which will not occur for several years, if at all. Such arrangements are subject to numerous risks, including the right of the collaboration partner to control the timing of the research and development efforts, and discretion to advance lead candidates to clinical trials and commercialization of the product. In addition, a collaborative partner could independently move forward with a competing lead candidate developed either independently or in collaboration with others, including our competitors.

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

We have implemented anti-takeover provisions which could discourage or prevent a takeover, even if an acquisition would be beneficial to our stockholders.

   Provisions of our amended and restated certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions include:

  . Establishing a classified Board of Directors requiring that members of the Board be elected in different years lengthening the time needed to elect a new majority of the Board;

  . Authorizing the issuance of "blank check" preferred stock that could be issued by our Board of Directors to increase the number of outstanding shares or change the balance of voting control and thwart a takeover attempt;

  . Prohibiting cumulative voting in the election of directors, which would otherwise allow for less than a majority of stockholders to elect director candidates;

  . Limiting the ability of stockholders to call special meetings of the stockholders;

  . Prohibiting stockholder action by written consent and requiring all stockholder actions to be taken at a meeting of our stockholders; and

  . Establishing advance notice requirements for nominations for election to the Board of Directors and for proposing matters that can be acted upon by stockholders at stockholder meetings.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   The following discussion about our market risk exposure involves forward-looking statements. We are exposed to market risk related mainly to changes in interest rates. We do not invest in derivative financial instruments.

   The fair value of our investments in marketable securities at December 31, 2000 was $29.3 million, with a weighted-average maturity of 200 days and a weighted-average interest rate of 6.81%. Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio. Our marketable securities portfolio is primarily invested in corporate debt securities with an average maturity of under one year and a minimum investment grade rating of A or A-1 or better to minimize credit risk. Although changes in interest rates may affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments were sold prior to maturity.

   We have operated primarily in the United States and all funding activities with our collaborators to date have been made in U.S. dollars. Accordingly, we do not have any exposure to foreign currency rate fluctuations.

Item 8. Financial Statements and Supplementary Data.

   All information required by this item is included on pages F-1 to F-15 in
Item 14 of Part IV of this Report and is incorporated into this item by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

   Not applicable.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

   The following table sets forth information regarding our executive officers, directors and key personnel.

 Name                            Age Position
 ----                            --- --------
 Executive Officers and
  Directors
 Michael M. Wick, MD, PhD.......  55 President, Chief Executive Officer and
                                     Chairman
 Cynthia M. Butitta.............  46 Chief Operating Officer and Chief
                                     Financial Officer
 Reinaldo F. Gomez, PhD.........  55 Vice-President, Product Development
 David R. Bethune...............  60 Director
 Jean Deleage, PhD..............  60 Director
 Jerrold L. Glick...............  58 Director
 David W. Martin, Jr., MD.......  60 Director
 Stefan Ryser, PhD..............  41 Director
 Key Personnel
 W. David Henner, MD, PhD.......  51 Vice President, Clinical Research and
                                     Development
 Steven R. Schow, PhD...........  51 Vice President, Chemistry Research
 Hugo O. Villar, PhD............  42 Vice President, Discovery Technologies

   Michael M. Wick, MD, PhD has served as our Chairman of the board of directors since January 2000, as our Chief Executive Officer since July 1999 and as our President since June 1998. Dr. Wick served as our Chief Operating Officer from December 1997 until June 1998, and as our Executive Vice President, Research and Development, from December 1997 until June 1998. He has been one of our directors since December 1997. Prior to joining us in December 1997, Dr. Wick was Senior Vice President of Research for CV Therapeutics, a public biotechnology company, from May 1995 until May 1997, and continued as a consultant until December 1997. Dr. Wick served as Executive Director of oncology/immunology and clinical research at Lederle Laboratories, a division of American Cyanamid, a pharmaceutical company, from September 1990 until May 1995, and also directed the Cynamid/Immunex joint oncology research program. Dr. Wick began his career at Harvard Medical School, where he served as an Associate Professor from July 1981 until June 1994 and Chief of the Melanoma Clinic and Laboratory of Molecular Dermatological Oncology at the Dana Farber Cancer Institute from September 1980 until September 1992. Dr. Wick holds a PhD degree in chemistry from Harvard University and an MD degree from Harvard Medical School.

   Cynthia M. Butitta was named to the position of Chief Operating Officer and Chief Financial Officer in March 2001. She served as our Chief Financial Officer from August 1998 to February 2001. From September 1997 through February 2001, Ms. Butitta also provided financial consulting services as a Partner in Altair Capital Associates LLC, which she co-founded in November 1998, and Butitta Consulting Services LLC, which she founded in September 1997. From December 1995 until September 1997, Ms. Butitta was Vice President of Finance and Administration and Chief Financial Officer for Connetics, Inc., a biotechnology company. From June 1994 until December 1995, she was Vice President of Finance and Administration and Chief Financial Officer for InSite Vision, Inc., a biotechnology company. Ms. Butitta is a director of Catalyst Semiconductor, Inc., a semiconductor products company. Ms. Butitta holds a BS degree in business and accounting from Edgewood College in Madison, Wisconsin, and an MBA degree in finance from the University of Wisconsin, Madison.

   Reinaldo F. Gomez, PhD has served as our Vice President, Product Development since September 2000. He served as our Vice President, Corporate Alliances from January 1998 until September 2000 and as our Vice President, Research and Development from September 1996 until December 1997. From August 1995 to September 1996, Dr. Gomez served as our Vice President, Project Management. Dr. Gomez served as our Chief Executive Officer from July 1992 to August 1995. He served as our President from May 1991 until August 1995, and as one of our directors from May 1991 until January 1997. Over a ten-year period prior to that,

Dr. Gomez held various research positions at Genentech, Inc., a biotechnology company, including that of Vice President of Discovery Research. During his tenure at Genentech, Dr. Gomez directed that company's major drug development effort for tissue plasminogen activator (t-PA), which led to the filing of the application for FDA marketing approval in 1986. He previously served on the faculty of the Massachusetts Institute of Technology (MIT) as Associate Professor in Nutrition and Food Science. Dr. Gomez received his BS and MS degrees in food science from the University of Florida and his PhD in nutrition and food science from MIT.

   David R. Bethune has served as one of our directors since December 1999. Mr. Bethune has 34 years of experience in the pharmaceutical and biopharmaceutical industries. Since February 2000, he has served as Chairman and Chief Executive Officer of Atrix Laboratories, a pharmaceutical company, and became acting Chief Executive Officer of Atrix in August 1999. He has also served as a director of Atrix since April 1995. From July 1997 until October 1998, Mr. Bethune was President and Chief Operating Officer of IVAX Corporation, a pharmaceutical company. From March 1995 until June 1997, he served as President and Chief Executive Officer for Aesgen, Inc., a pharmaceutical company. Mr. Bethune has held various positions at American Cyanamid Company, a pharmaceutical company, from February 1988 until February 1995. Mr. Bethune also served as President of Operations and Vice President and General Manager of U.S. Pharmaceuticals for G. D. Searle & Co., a pharmaceutical company, from June 1984 until January 1988. Mr. Bethune is a director of St. Charles Pharmaceutical Co., a pharmaceutical company, and the Female Health Company, a company that sells female health products. Mr. Bethune holds an AB degree in Accounting and Finance from Lenoir-Rhyne College and a Masters degree in Executive Management from Columbia University.

   Jean Deleage, PhD has served as one of our directors since August 1994. Dr. Deleage is a founder and Managing General Partner of Alta Partners, a venture capital firm that was formed in 1996. Dr. Deleage has been a managing partner of Burr, Egan, Deleage & Co., a venture capital firm in San Francisco and Boston since its formation in 1979. He was a member of Sofinnova's initial team in Paris, and in 1976, formed Sofinnova, Inc. (the U.S. subsidiary of Sofinnova). Dr. Deleage is presently a director of Aclara BioSciences, Inc., a biotechnology company; Crucell, N.V., a biotechnology company; Flamel Technologies S.A., a polymer engineering company; Kosan Biosciences, Inc, a biotechnology company; and Rigel Pharmaceuticals, Inc., a biotechnology company. Dr. Deleage received an MA in electrical engineering from Ecole Superieure d'Electricite in 1962 and a PhD in economics from the Sorbonne in 1964. He has received the Ordre Nationale du Merite and the Legion of Honor from the French government.

   Jerrold L. Glick has served as one of our directors since 1988, as our Chairman of the board from 1988 until November 1995, and as our Secretary from December 1988 until November 1990. Mr. Glick has been a General Partner of Columbia Group Limited, LLP, a real estate development company, since 1972. In 1991, Mr. Glick founded QualiCenters, Inc., a multi-state provider of dialysis services and served as its secretary and director until 1997. He is a director of Urban Ventures LLC, a real estate development company; director, Secretary and Vice President of AML/APL, Inc., a clinical laboratory services company; director and Secretary of RV Management Corp., a multi-state provider of dialysis services; and director of Republic Financial Corporation, a financial services company. Mr. Glick received a BS degree in finance from the University of Southern California.

   David W. Martin, Jr., MD has served as one of our directors since August 1997. In July 1997, Dr. Martin co-founded Eos Biotechnology, Inc., a biotechnology company, and has been its President and Chief Executive Officer since July 1997. From May 1995 until November 1996, he served as President and Chief Executive Officer of Lynx Therapeutics, a company that develops technology for measuring gene activities. From January 1994 until April 1995, Dr. Martin held various positions at Chiron Therapeutics, a biotechnology company. He was Executive Vice President of Research and Development at the DuPont Merck Pharmaceutical Co., a pharmaceutical company, from January 1991 until January 1994. From January 1983 until September 1990, Dr. Martin served as the first Vice President of Research and Development of Genentech, a biotechnology company. Dr. Martin is a director of Varian Medical Systems, Inc., a spin-off of Varian Associates, Inc., a company that develops and markets radiation equipment and software, and Cubist Pharmaceuticals, Inc., a company that discovers and develops anti-infective drugs. Dr. Martin holds an MD degree from Duke University.

   Stefan Ryser, PhD has served as one of our directors since September 1998. Since April 2000, Dr. Ryser has served as a managing director of Bear Stearns Health Innoventures, a venture capital fund. Dr. Ryser served as Chief Executive Officer until April 2000, and has served as a member and delegate of the board, of International Biomedicine Management Partners Inc., a company that manages investments in biotechnology companies on behalf of International BM Biomedicine Holdings Inc., since January 1998. From January 1989 until December 1997, Dr. Ryser held various positions at F. Hoffmann-La Roche Ltd. (Roche), a pharmaceutical company, including Scientific Assistant to the President of Global Research and Development, and was responsible for maintaining the scientific liaison between Roche and Genentech. From January 1991 until December 1997, Dr. Ryser served as a member of the Brussels-based senior advisory group of EuropaBio, a European biotechnology organization. From August 1998 until March 2001, Dr. Ryser was a director of Genaissance Pharmaceuticals, Inc., a genomics company. Dr. Ryser is a director of Arena Pharmaceuticals, a biotechnology company; and Cytokinetics, Inc., a biotechnology company. Dr. Ryser received a PhD degree in molecular biology from the University of Basel.

   Wm. David Henner, MD, PhD has served as our Vice President for Clinical Research and Development since January 2001. Dr. Henner has served as a member of the Telik, Inc. Scientific Advisory Board since 1994. Prior to joining us, Dr. Henner served on the faculty of Oregon Health Sciences University from 1988 to 2001 where he was Professor of Medicine and Pharmacology. He served as the Director of the Hormonal and Reproductive Cancers Program of the Oregon Cancer Center from 1993 to 2001. Dr. Henner began his career at the Harvard Medical School and the Dana Farber Cancer Institute where he served as an Assistant Professor in Medicine from 1982 to 1988. Dr. Henner received his Ph.D. in microbiology in 1977 from the University of Pennsylvania and his M.D. degree in 1977 also from the University of Pennsylvania. Dr. Henner received an MBA degree in 1997 from the University of Oregon.

   Steven R. Schow, PhD has served as our Vice President of Chemistry Research since March 2000. He served as our Senior Director of Medicinal Chemistry from March 1998 until March 2000. Prior to joining us, Dr. Schow served as a Director of Medicinal Chemistry at CV Therapeutics, a biotechnology company, from May 1995 to March 1998. He served as a Senior Group Leader at Lederle Laboratories, a division of American Cyanamid, a pharmaceutical company, from November 1991 until May 1995. Dr. Schow earned his PhD degree in organic chemistry in October 1977 from the University of California at San Diego.

   Hugo O. Villar, PhD has served as our Vice President, Discovery Technologies since February 1998. Dr. Villar previously served as our Director of Chemistry from May 1995 until February 1998, and as a Senior Scientist from October 1992 to May 1995. Prior to joining us, Dr. Villar served as a director of computational pharmacology at Molecular Research Institute, a not-for-profit research organization, from July 1989 until October 1992. He was also a computational chemist at SRI International, a not-for-profit research organization, from May 1988 until June 1989. Dr. Villar earned an MS degree in December 1981 and PhD degree in December 1985 in chemistry from the Universidad Nacional de La Plata, Argentina.

   Our executive officers are appointed by our board of directors and serve until their successors are elected or appointed. There are no family relationships among any of our directors or executive officers. No director has a contractual right to serve as a member of our board of directors.

Classified Board and Terms of Offices

   There are currently 6 directors on our Board. Our Board is divided into three classes of directors:

  . Class I consists of Dr. Wick and Mr. Glick and their term of office ends at the next annual meeting of stockholders;

  . Class II consists of Drs. Deleage and Martin and their term of office ends at the annual meeting of stockholders in 2002; and

  . Class IIII consists of Mr. Bethune and Dr. Ryser and their term of office ends at the annual meeting of stockholders in 2003.

   At each annual meeting of stockholders, successors to the class of directors whose term expires at the annual meeting will be elected to the next three-year term.

   Our certificate of incorporation does not provide for cumulative voting; therefore, our stockholders representing a majority of the shares of common stock will be able to elect all of the directors. The classification of the Board of Directors and the lack of cumulative voting will make it more difficult for our existing stockholders to replace the Board of Directors or for another party to obtain control of our company by replacing the Board of Directors. Because the Board of Directors has the power to retain and discharge our officers, these provisions could also make it more difficult for existing stockholders or another party to effect a change in our management.

Section 16(a) Beneficial Ownership Reporting Compliance

   Section 16(a) of the Securities Exchange Act of 1934, as amended ("Section 16(a)"), requires the Company's directors and executive officers, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and report of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10 percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

   To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2000, all
Section 16(a) filing requirements applicable to its directors, officers and greater than 10 percent beneficial owners were complied with.

Item 11. Executive Compensation.

   Information regarding executive compensation is incorporated by reference to the information set forth under the caption "Executive Compensation" in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission by April 30, 2001.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

   Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption "Principal Stockholders" in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission by April 30, 2001.

Item 13. Certain Relationships and Related Transactions.

   Information regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption "Certain Transactions" in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission by April 30, 2001.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a) The following documents are filed as part of this Report:

    1. Financial Statements. The following financial statements of the Company and the Report of Ernst & Young LLP, Independent Auditors, are included in Part IV of this Report on the pages indicated:

                                                                            Page
                                                                            ----
       Report of Ernst & Young, LLP, Independent Auditors.................. F-1
       Balance Sheets...................................................... F-2
       Statements of Operations............................................ F-3
       Statement of Stockholders' Equity................................... F-4
       Statements of Cash Flows............................................ F-5
       Notes to Financial Statements....................................... F-6

    2. Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

    3. Exhibits:

                                 EXHIBIT INDEX

 Exhibit
 Number                               Description
 -------                              -----------
   3.1   Amended and Restated Certificate of Incorporation. (1)

   3.2   Amended and Restated Bylaws. (1)

   4.1   Specimen Common Stock Certificate. (2)

   4.2   Amended and Restated Registration Rights Agreement, dated March
         31,2000, between Telik and holders of Telik's Series B, Series E,
         Series F, Series G, Series H, Series I, Series J and Series K preferred stock. (1)

   4.3   Warrant issued to Steven M. Costella, Trustee under the Steven M.
         Costella Trust, for purchase of shares of Series E preferred stock.
         (1)

   4.4 Warrant issued to William Kirsch for purchase of shares of Series E preferred stock. (1)

   4.5 Warrant issued to Glen McLaughlin for purchase of shares of Series E preferred stock. (1)

   4.6 Warrant issued to Venture Lending and Leasing, Inc. for purchase of shares of Series H preferred stock. (1)

  10.1   Form of Indemnity Agreement. (1) (3)

  10.2   2000 Equity Incentive Plan and related documents. (3) (4)

  10.3   2000 Employee Stock Purchase Plan and Offering. (3) (4)

  10.4   2000 Non-Employee Directors' Stock Option Plan and Agreement. (3) (4)

  10.5   1996 Stock Option Plan and forms of grant thereunder (3) (4)

  10.6   1988 Stock Option Plan and forms of grant thereunder (3) (4)

  10.7   Form of Non-Plan Stock Option Agreement (3) (4)

  10.8*  Collaborative Research Agreement between Telik and Sankyo Company,
         Ltd., dated March 24, 1999, as amended. (1)

  10.9*  Collaboration Agreement between Telik and Sanwa Kagaku Kenkyusho Co.,
         Ltd., dated December 20, 1996, as amended. (1)

 Exhibit
 Number                                Description
 -------                               -----------
 10.10*  License Agreement between Telik and Sanwa Kagaku Kenkyusho Co., Ltd., dated September 24, 1997, as amended. (1)

 10.11*  Screening Services Agreement between Telik and Sanwa Kagaku Kenkyusho
         Co., Ltd., dated December 20, 1996, as amended. (1)

 10.12** Third Amendment to Collaboration Agreement between Telik and Sanwa
         Kagaku Kenkyusho Co., Ltd., dated February 14, 2001.

 10.13** Third Amendment to Screening Services Agreement between Telik and
         Sanwa Kagaku Kenkyusho Co., Ltd., dated February 14, 2001.

 10.14   Second Amendment to License Agreement between Telik and Sanwa Kagaku
         Kenkyusho Co., Ltd., dated February 14, 2001.

 10.15** Research and License Agreement between Telik and the University of
         Arizona, dated January 8, 2001.

 10.16   Consulting Agreement for Individual Consultants between Gail L. Brown,
         MD and Telik, dated October 20, 1998, as amended. (1)

 10.17   Employment Agreement between Cynthia M. Butitta and Telik, dated
         February 5, 2001. (3)

 10.18   Employment Agreement between Michael M. Wick, MD, PhD and Telik, dated
         December 10, 1997, as amended. (1) (3)

 10.19 Employment Agreement between Wm. David Henner, MD, PhD and Telik, dated December 10, 2000. (3)

 10.20   Lease between Telik and Chamberlin Associates--Oyster Point Phase I
         L.P., dated July 25, 1997, as amended. (1)

 23.1    Consent of Ernst & Young LLP, Independent Auditors.

--------
(1) Incorporated by reference to exhibits to the Company's Registration Statement on Form S-1 filed on April 4, 2000 (File No. 333-33868).

(2) Incorporated by reference to exhibit to the Company's Registration Statement on Form S-1 filed on July 3, 2000 (File No. 333-33868).

(3) Management contract or compensatory arrangement.

(4) Incorporated by reference to exhibits to the Company's Registration Statement on Form S-8 filed on August 30, 2000 (File No. 333-44826).

 * Confidential treatment has been granted for portions of this document. The information omitted pursuant to such confidential treatment order has been filed separately with the Securities and Exchange Commission.

** Portions hereof have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Rule 24b-2.

   (b) Reports on Form 8-K.

   No reports on Form 8-K were filed during the fiscal quarter ended December 31, 2000.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated March 23, 2001                      TELIK, INC.

                                          /s/ Cynthia M. Butitta
                                          _____________________________________
                                             Cynthia M. Butitta
                                             Chief Operating Officer and Chief
                                             Financial Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

              Signature                        Title                 Date
              ---------                        -----                 ----


   /s/ Michael M. Wick, MD, PhD       President, Chief          March 23, 2001
 ____________________________________  Executive Officer and
       Michael M. Wick, MD, PhD        Director (Principal
                                       Executive Officer)

     /s/ Cynthia M. Butitta           Chief Operating Officer   March 23, 2001
 ____________________________________  and Chief Financial
          Cynthia M. Butitta           Officer (Principal
                                       Financial and
                                       Accounting Officer)

      /s/ Jean Deleage, PhD           Director                  March 23, 2001
 ____________________________________
          Jean Deleage, PhD

       /s/ David R. Bethune           Director                  March 23, 2001
 ____________________________________
           David R. Bethune

   /s/ David W. Martin, Jr., MD       Director                  March 23, 2001
 ____________________________________
       David W. Martin, Jr., MD

      /s/ Stefan Ryser, PhD           Director                  March 23, 2001
 ____________________________________
          Stefan Ryser, PhD

      /s/ Jerrold L. Glick            Director                  March 23, 2001
 ____________________________________
           Jerrold L. Glick

               Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders
Telik, Inc.

   We have audited the accompanying balance sheets of Telik, Inc. as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Telik, Inc. at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                          /s/ Ernst & Young LLP

Palo Alto, California
February 16, 2001

                                 BALANCE SHEETS

                                                              December 31,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
                                                             (In thousands,
                                                            except share and
                                                             per share data)
                          Assets
Current assets:
 Cash and cash equivalents................................. $ 11,959  $  1,950
 Short-term investments....................................   27,189     5,606
 Prepaid expenses and other assets.........................      842       337
                                                            --------  --------
Total current assets.......................................   39,990     7,893
Property and equipment, net................................      822     1,197
Long-term investments......................................    2,102        --
Other assets...............................................       80        80
                                                            --------  --------
                                                            $ 42,994  $  9,170
                                                            ========  ========

           Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable.......................................... $    889  $    780
 Accrued clinical trials...................................      465        --
 Accrued compensation .....................................      160       145
 Other accrued liabilities.................................      583       535
 Deferred revenue..........................................      200     2,250
 Current portion of capital lease obligations and equipment
  loans....................................................       12       247
                                                            --------  --------
Total current liabilities..................................    2,309     3,957
Noncurrent portion of capital lease obligations and
 equipment loans...........................................       13        25
Other long term liabilities................................       56        58

Commitments

Stockholders' equity:
 Convertible preferred stock, $0.01 par value, issuable in
  series, none authorized in 2000, 1,023,799 shares
  authorized in 1999, none issued and outstanding in 2000,
  1,020,150 shares issued and outstanding in 1999..........       --        10
 Common stock, $0.01 par value, 100,000,000 shares
  authorized in 2000, 23,000,000 shares in 1999, 22,676,035
  and 2,207,281 shares issued and outstanding in 2000 and
  1999, respectively.......................................      227        22
Additional paid-in capital.................................  106,795    56,742
Deferred stock compensation................................   (2,312)     (260)
Note receivable from employee..............................     (153)       --
Accumulated deficit........................................  (63,941)  (51,384)
                                                            --------  --------
Total stockholders' equity.................................   40,616     5,130
                                                            --------  --------
Total liabilities and stockholders' equity................. $ 42,994  $  9,170
                                                            ========  ========

                             See accompanying notes

                            STATEMENTS OF OPERATIONS

                                                    Years Ended December 31,
                                                    --------------------------
                                                      2000     1999     1998
                                                    --------  -------  -------
                                                     (In thousands, except
                                                        per share data)
Contract revenue from collaborations:
 With related parties.............................  $  2,250  $ 2,000  $ 1,750
 Other............................................       471    2,237    1,444
Other revenues....................................        75       --       --
                                                    --------  -------  -------
                                                       2,796    4,237    3,194
Costs and expenses:
 Research and development.........................    10,842    9,547    7,952
 General and administrative.......................     5,948    2,152    2,149
                                                    --------  -------  -------
                                                      16,790   11,699   10,101
                                                    --------  -------  -------
Loss from operations..............................   (13,994)  (7,462)  (6,907)
Interest income, net..............................     1,437      398      328
                                                    --------  -------  -------
Net loss..........................................   (12,557)  (7,064)  (6,579)
Deemed dividend to preferred stockholders.........    (4,667)      --       --
                                                    --------  -------  -------
Net loss allocable to common stockholders.........  $(17,224) $(7,064) $(6,579)
                                                    ========  =======  =======

Net loss per common share, basic and diluted......  $  (1.70) $ (3.21) $ (3.00)
                                                    ========  =======  =======

Weighted average shares used in computing net loss
 per common share, basic and diluted..............    10,128    2,204    2,194
                                                    ========  =======  =======


                             See accompanying notes

                       STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                   Receivable
                      Preferred Stock     Common Stock    Additional   Deferred       from
                     ------------------ -----------------  Paid-In      Stock     Stockholders Accumulated Stockholders'
                       Shares    Amount   Shares   Amount  Capital   Compensation and Employee   Deficit      Equity
                     ----------  ------ ---------- ------ ---------- ------------ ------------ ----------- -------------
                                              (In thousands, except share and per share data)
Balance at December
 31, 1997..........     810,150   $  8   2,192,488  $ 22   $ 46,149    $    --      $    --     $(37,741)    $  8,438
Issuance of Series
 J preferred stock
 in September and
 October 1998 at
 $50 per share, net
 of issuance
 costs.............     210,000      2          --    --     10,286         --           --           --       10,288
Exercise of options
 to purchase common
 stock.............          --     --       3,550    --         30         --           --           --           30
Net loss and
 comprehensive
 loss..............          --     --          --    --         --         --           --       (6,579)      (6,579)
                     ----------   ----  ----------  ----   --------    -------      -------     --------     --------
Balance at December
 31, 1998..........   1,020,150     10   2,196,038    22     56,465         --           --      (44,320)      12,177
Exercise of options
 to purchase common
 stock.............          --     --      11,243    --         17         --           --           --           17
Deferred stock
 compensation......          --     --          --    --        260       (260)          --           --           --
Net loss and
 comprehensive
 loss..............          --     --          --    --         --         --           --       (7,064)      (7,064)
                     ----------   ----  ----------  ----   --------    -------      -------     --------     --------
Balance at December
 31, 1999..........   1,020,150     10   2,207,281    22     56,742       (260)          --      (51,384)       5,130
Issuance of Series
 K preferred stock
 in March 2000 at
 $6 per share, net
 of issuance costs
 ..................   1,166,667     12          --    --      6,938         --           --           --        6,950
Note receivable for
 Series K preferred
 stock ............          --     --          --    --         --         --       (5,000)          --       (5,000)
Payment of note
 receivable for
 Series K preferred
 stock.............          --     --          --    --         --         --        5,000           --        5,000
Issuance of 96,000
 shares of common
 stock at $1.60 per
 share upon the
 exercise of
 employee stock
 options for a
 promissory note in
 June 2000.........          --     --          --    --         --         --         (153)          --         (153)
Conversion of
 preferred stock to
 common stock in
 connection with
 the Company's
 initial public
 offering..........  (2,186,817)   (22) 13,806,642   138       (116)        --           --           --           --
Issuance of common
 stock in initial
 public offering,
 net of issuance
 costs of $4.7
 million...........          --     --   5,750,000    58     35,479         --           --           --       35,537
Issuance of common
 stock in
 connection with
 exercises of
 warrants and
 options to
 purchase common
 stock.............          --     --     912,112     9      1,072         --           --           --        1,081
Stock options
 granted to
 consultants.......          --     --          --    --      4,063         --           --           --        4,063
Deferred stock
 compensation .....          --     --          --    --      2,617     (2,617)          --           --           --
Amortization of
 deferred stock
 compensation......          --     --          --    --         --        565           --           --          565
Net loss and
 comprehensive
 loss..............          --     --          --    --         --         --           --      (12,557)     (12,557)
                     ----------   ----  ----------  ----   --------    -------      -------     --------     --------
Balance at December
 31, 2000..........          --   $ --  22,676,035  $227   $106,795    $(2,312)     $  (153)    $(63,941)    $ 40,616
                     ==========   ====  ==========  ====   ========    =======      =======     ========     ========

                            See accompanying notes.

                            STATEMENTS OF CASH FLOWS

                                                   Years Ended December 31,
                                                  ----------------------------
                                                    2000      1999      1998
                                                  --------  --------  --------
                                                        (In thousands)
Operating activities
Net loss......................................... $(12,557) $ (7,064) $ (6,579)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation and amortization..................      531       609       892
  Amortization of deferred stock compensation....      565        --        --
  Non-cash stock compensation....................    4,063        --        --
  Amortization of discount on investments........       25        99      (272)
  Short-term lease deposits......................       --       (49)       --
  Changes in operating assets and liabilities:
    Prepaid expenses and other current assets....     (505)      160      (272)
    Other assets.................................       --        41        --
    Accounts payable.............................      109       232       435
    Accrued clinical trials......................      465        --        --
    Accrued compensation ........................       15         4        10
    Other accrued liabilities ...................       48       (12)     (295)
    Deferred revenue.............................   (2,050)      132       120
    Other long-term liabilities..................       (2)      (95)      153
                                                  --------  --------  --------
      Net cash used in operating activities......   (9,293)   (5,943)   (5,808)
                                                  --------  --------  --------
Investing activities
Maturities of short-term investments.............    1,500    11,008    12,200
Sales of short-term investments..................    4,400     5,880     2,786
Purchases of short-term investments..............  (27,508)  (10,387)  (17,032)
Purchases of long-term investments...............   (2,102)       --        --
Purchases of property and equipment..............     (156)     (240)     (530)
Proceeds from disposal of property and
 equipment.......................................       --        --        14
                                                  --------  --------  --------
      Net cash (used in) provided by investing
       activities................................  (23,866)    6,261    (2,562)
                                                  --------  --------  --------
Financing activities
Principal payments under capital lease
 obligations and equipment loans.................     (247)     (581)     (557)
Net proceeds from issuance of convertible
 preferred stock, including payment of note
 receivable......................................    6,950        --    10,288
Net proceeds from issuance of common stock and
 warrants........................................   36,465        17        30
                                                  --------  --------  --------
      Net cash provided by (used in) financing
       activities................................   43,168      (564)    9,761
                                                  --------  --------  --------
Increase (decrease) in cash and cash
 equivalents.....................................   10,009      (246)    1,391
Cash and cash equivalents at beginning of
 period..........................................    1,950     2,196       805
                                                  --------  --------  --------
      Cash and cash equivalents at end of
       period.................................... $ 11,959  $  1,950  $  2,196
                                                  ========  ========  ========
Supplemental cash flow information
  Cash paid for interest......................... $    198  $     58  $    122
                                                  ========  ========  ========
Schedule of non cash transactions
  Deferred stock compensation.................... $  2,617  $    260  $     --
                                                  ========  ========  ========
  Note receivable for Preferred Stock............ $  5,000  $     --  $     --
                                                  ========  ========  ========
  Note receivable received for Common Stock...... $    153  $     --  $     --
                                                  ========  ========  ========

                             See accompanying notes

                         NOTES TO FINANCIAL STATEMENTS

1. Summary of significant accounting policies

Nature of operations and basis of presentation

   Telik, Inc. (the "Company") was incorporated in the state of Delaware in October 1988 as Terrapin Diagnostics, Inc. which changed its name in June 1989 to Terrapin Technologies, Inc. ("Terrapin"). In May 1998, Terrapin changed its name to Telik, Inc. The Company is engaged in the discovery and development of small molecule drug candidates.

   The Company has incurred net losses since inception and expects to incur substantial and increasing losses for at least the next several years as it expands research and development activities. To date, the Company has funded its operations primarily through the sale of equity securities, non-equity payments from collaborators and interest income. Future revenue, if any, for at least the next several years is expected to consist primarily of payments under corporate collaborations and interest income. The process of developing products will require significant additional research and development, preclinical testing and clinical trials, as well as regulatory approval. These activities, together with general and administrative expenses, are expected to result in substantial operating losses for the foreseeable future. The Company will not receive product revenue unless the Company or its collaborative partners complete clinical trials, obtain regulatory approval and successfully commercialize one or more of the Company's products.

   The Company matured from its development stage to an operating company in 1999. As such, its financial statements are no longer prepared on a development stage basis. The Company expects continuing losses over the next several years. The Company plans to obtain its capital requirements through public or private equity or debt financing, capital lease financing and collaborative arrangements with corporate partners. If the financing arrangements contemplated by management are not consummated, the Company may have to seek other sources of capital or reevaluate its operating plans.

Use of estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

Cash equivalents and investments

   The Company considers all highly liquid investments with an original maturity of 90 days or less when purchased, to be cash equivalents. For the periods presented, cash equivalents consist of money market funds and corporate debt securities. The Company's investments include obligations of governmental agencies and corporate debt securities with original maturities ranging between 3 and 24 months. The Company limits concentration of credit risk by diversifying its investments among a variety of high credit-quality issuers.

   All cash equivalents and investments are classified as available-for-sale. Available-for-sale securities are carried at estimated fair value, based on available market information, with unrealized gains and losses, if any, reported as a component of stockholders' equity. The cost of securities sold is based on the specific identification method. As of December 31, 2000 and 1999, there were no material differences between amortized cost and fair value of available-for-sale securities. Realized gains and losses on sales of available-for-sale investments were not material.

Property and equipment

   Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Furniture and equipment leased under capital leases and leasehold improvements are amortized using the straight-line method over the estimated useful lives of the respective assets or the lease term, whichever is shorter.

Revenue Recognition

   Contract revenue consists of revenue from research and development collaboration agreements. The Company's research and development collaboration agreements provide for periodic payments in support of the Company's research activities. The Company recognizes contract revenue from these agreements as earned based upon the performance requirements of the agreements and payments for up-front technology access and license fees are recognized ratably over the period of the related research program. Payments received, which are related to future performance, are deferred and recognized as revenue when earned over future performance periods.

   The Company has received United States government grants, which support research efforts in defined projects. Revenue from such grants is recognized as costs relating to the grants are incurred.

Stock-based compensation

   As permitted by the Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" ("FASB 123"), the Company accounts for grants of stock options to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations ("APB No. 25"). Accordingly, the Company does not recognize compensation expense for stock options granted to employees with exercise prices equal to the fair value of the Company's common stock on the date of grant. Options granted to consultants are accounted for using the Black-Scholes method prescribed by FASB 123 and in accordance with Emerging Issues Task Force Consensus No. 96-18 ("EITF 96-18"), and such options are subject to periodic revaluation over their vesting term.

Research and development

   Research and development expenditures, including direct and allocated expenses, are charged to expense as incurred. Collaboration agreements generally specify minimum levels of research effort required to be performed by the Company.

Segment reporting

   Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"), establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. The Company has determined that it operates in only one segment.

Comprehensive loss

   Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" requires components of other comprehensive income, including gains and losses on available-for-sale investments, to be included as part of total comprehensive income. For all periods presented, the comprehensive loss is equal to the net loss and has been disclosed in the statement of stockholders' equity.

Net loss per common share

   Net loss per common share has been computed according to the Financial Accounting Standards Board Statement No. 128, "Earnings Per Share," which requires disclosure of basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of options, shares subject to repurchase, warrants and convertible securities. Diluted earnings per share includes the impact of potentially dilutive securities.

   Pro forma net loss per share includes shares issuable upon the conversion of outstanding shares of preferred stock (using the as-if-converted method) from the original date of issuance.

   A reconciliation of shares used in the calculations is as follows (in thousands):

                                                   Years Ended December 31,
                                                   --------------------------
                                                     2000     1999     1998
                                                   --------  -------  -------
                                                    (In thousands, except
                                                     share and per share
                                                           amounts)
     Net loss allocable to common stockholders.... $(17,224) $(7,064) $(6,579)
                                                   ========  =======  =======
     Weighted average shares of common stock
      outstanding.................................   10,177    2,204    2,194
     Less: weighted average shares subject to
      repurchase..................................      (49)      --       --
                                                   --------  -------  -------
     Weighted average shares used in computing
      basic and diluted net loss per share........   10,128    2,204    2,194
                                                   ========  =======  =======
     Basic and diluted net loss per share......... $  (1.70) $ (3.21) $ (3.00)
                                                   ========  =======  =======

   The Company's preferred stock converted into common stock upon the closing of the Company's initial public offering in August 2000. For information purposes, the following pro forma net loss per share data reflects the assumed conversion of the Company's preferred stock into common stock at the beginning of each of the years ended December 31:

                                                                2000     1999
                                                               -------  -------
     Pro forma (unaudited):
      Shares used above......................................   10,128    2,204
      Pro forma adjustment to reflect weighted average effect
       of assumed conversion of preferred stock through
       August 2000...........................................    8,126   12,675
                                                               -------  -------
      Total weighted average shares of common stock
       outstanding pro forma.................................   18,254   14,879
                                                               =======  =======
      Basic and diluted pro forma net loss per share.........  $ (0.94) $ (0.47)
                                                               =======  =======

   During all periods presented, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive. These outstanding securities consist of the following (in thousands) common stock equivalents:

                                                        December 31,
                                               -------------------------------
                                                 2000       1999       1998
                                               --------- ---------- ----------
     Convertible preferred stock, through
      August 2000............................  8,126,361 12,640,035 12,640,035
     Outstanding options.....................  2,647,301  2,991,787  2,996,376
     Preferred stock warrants, through August
      2000...................................     21,151     34,559     34,559

Recent accounting pronouncements

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and for Hedging Activities" ("SFAS 133"), which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS 133 is effective for fiscal years beginning after June 15, 2000 and is not anticipated to have an impact on the Company's results of operations or financial condition when adopted in 2001 as the Company holds no derivative financial instruments and does not currently engage in hedging activities.

Reclassifications

   Certain prior year amounts have been reclassified to conform to the current year's presentation.

2. Cash equivalents and investments

   The following is a summary of cash equivalents and investments (in thousands):

                                                                 Estimated Cost
                                                                 and Fair Value
                                                                  December 31,
                                                                 --------------
                                                                  2000    1999
                                                                 ------- ------
     Cash equivalents:
      Money market funds........................................ $   333 $  107
      U.S. Government notes.....................................   8,000     --
      Corporate notes...........................................   3,626  1,843
                                                                 ------- ------
                                                                 $11,959 $1,950
                                                                 ======= ======
     Short term investments:
      U.S. Government notes..................................... $   482 $  996
      Corporate notes...........................................  16,519  4,610
      Commercial paper..........................................   9,938     --
      Certificate of deposit....................................     250     --
                                                                 ------- ------
                                                                 $27,189 $5,606
                                                                 ======= ======
     Long term investments:
      Corporate notes........................................... $ 2,102 $   --
                                                                 ------- ------
                                                                 $ 2,102 $   --
                                                                 ======= ======

   There were no unrealized gains or losses for the years ended December 31, 2000, 1999 and 1998. All investments held at December 31, 2000 and 1999 mature within two years.

3. Property and equipment

   Property and equipment consist of the following (in thousands):

                                                                December 31,
                                                               ----------------
                                                                2000     1999
                                                               -------  -------
     Laboratory furniture and equipment....................... $ 4,252  $ 4,137
     Office furniture and equipment...........................     441      400
     Leasehold improvements...................................   1,099    1,099
                                                               -------  -------
                                                                 5,792    5,636
     Less accumulated depreciation and amortization...........  (4,970)  (4,439)
                                                               -------  -------
       Property and equipment, net............................ $   822  $ 1,197
                                                               =======  =======

   Property and equipment includes assets under capitalized leases of $53,000 at December 31, 2000 and 1999. Accumulated amortization related to leased assets was approximately $30,000 and $20,000 at December 31, 2000 and 1999, respectively.

4. Lease obligations and equipment loans

   The Company occupies its facilities under an operating lease that expires in December 2002. Rent expense under operating leases totaled $501,000, $497,000 and $488,000 for the years ended December 31, 2000, 1999 and 1998, respectively. The Company has the option to renew the lease upon expiration for an additional term of five years.

   At December 31, 2000, noncancelable future minimum lease payments under the Company's operating leases are as follows (in thousands):

     Years ending December 31,
       2001............................................................. $  535
       2002.............................................................    557
       2003.............................................................      1
                                                                         ------
                                                                         $1,093
                                                                         ======

5. Stockholders' equity

Initial public offering of common stock

   In August 2000, the Company completed an initial public offering of 5.75 million newly issued shares of its common stock at a price of $7.00 per share, receiving net proceeds of $35.6 million. Simultaneously with the closing of the initial public offering, the 2,186,817 shares of convertible preferred stock outstanding at June 30, 2000 were automatically converted into 13,806,642 shares of common stock and warrants to purchase preferred stock were exercised for a total of 8,493 shares of common stock.

Deemed Dividend

   During March 2000, the Company consummated the sale of 1,166,667 shares of Series K convertible preferred stock at $6.00 per share for net proceeds of approximately $1,950,000 and a short term note receivable of $5,000,000. At the date of issuance, the Company believed the per share price of $6.00 represented the fair value of the preferred stock. Subsequent to the date of issuance, Telik re-evaluated the fair value of its common stock. Accordingly, the increase in fair value resulted in a beneficial conversion feature of $4,667,000 that was recorded as a deemed dividend to preferred stockholders in 2000. The Company recorded the deemed dividend at the date of issuance by offsetting charges and credits to additional paid-in capital, without any effect on total stockholder's equity. The preferred stock dividend increases the net loss allocable to common stockholders in the calculation of basic and diluted net loss per common share for the year ended December 31, 2000.

1988 Stock Option Plan

   The 1988 Stock Option Plan (the "1988 Plan") was adopted in February 1989. Options granted under the 1988 Plan may be either incentive stock options ("ISOs") or nonstatutory stock options ("NSOs"). At December 31, 2000 and 1999, the Company had authorized 320,978 and 905,017 shares of common stock for issuance under the 1988 Plan, respectively. At December 31, 2000 320,978 options were outstanding. Options granted under the 1988 Plan expire no later than 10 years from the date of grant. For ISOs and NSOs, the option price shall be at least 100% and 85%, respectively, of the closing price of the Company's common stock on the date of the grant, or in the event there is no public market for the common stock, of the fair value on the date of the grant, as determined by the board of directors. If, at any time the Company grants an option, and the optionee directly or by attribution owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company, the option price shall be at least 110% of the fair value and shall not be exercisable more than five years after the date of grant. Options generally vest over a period of four years from the date of grant.

1996 Stock Option Plan

   The 1996 Stock Option Plan (the "1996 Plan") was adopted in April 1996 with terms similar to the 1988 Plan. At December 31, 2000 and 1999, the Company had authorized 2,042,120 and 2,238,816 shares of common stock for issuance under the 1996 Plan, respectively. At December 31, 2000 1,847,439 options were outstanding.

   Additional options were granted prior to the adoption of the 1988 and 1996 Plans, of which 2,134 and 22,768 were outstanding at December 31, 2000 and 1999, respectively. All such outstanding options expire in June 2001.

2000 Equity Incentive Plan

   In March 2000, the Company adopted the 2000 Equity Incentive Plan (the "2000 Plan") with terms similar to the 1988 Plan and reserved 2,000,000 shares of the Company's common stock for issuance under the Incentive Plan. In addition the Incentive Plan provides for annual increases in the number of shares available for issuance under the Incentive Plan beginning January 1, 2001. The number of additional shares to be reserved automatically will be equal to the lesser of 1,500,000 shares, 5% of the outstanding shares on the date of the annual increase or such amount as may be determined by the Board. At December 31, 2000 the Company had authorized 2,000,000 shares of common stock for issuance under the 2000 Plan and 376,750 options were outstanding.

2000 Non-Employee Directors' Stock Option Plan

   In March 2000 the Company adopted the 2000 Non-Employee Directors' Stock Option Plan (the "Directors Plan") and reserved a total of 300,000 shares of common stock for issuance thereunder. Each non-employee director at the IPO date was granted an option to purchase 20,000 shares of common stock, and each non-employee director who subsequently becomes a director of the Company will be automatically granted an NSO to purchase 20,000 shares of common stock on the date on which such person first becomes a director. At each Board meeting immediately following each annual stockholders meeting, beginning with the first Board meeting after the 2000 Annual Stockholders Meeting, each non-employee director will automatically be granted an NSO to purchase 5,000 shares of common stock or an option to purchase an amount of shares prorated for the part of the year served as non-employee director. The exercise price of options under the Directors' Plan will be equal to the fair market value of the common stock on the date of grant. The maximum term of the options granted under the Directors' Plan is ten years. All grants under the Directors' Plan will vest over a period of four years from date of grant, one fourth vesting one year after the date of the grant and thereafter the balance vesting monthly. The Directors' Plan will terminate in March 2010 unless terminated earlier in accordance with the provisions of the Directors' Plan. At December 31, 2000 the Company had authorized 300,000 shares of common stock for issuance under the Directors Plan.

2000 Employee Stock Purchase Plan

   In March 2000 the Company adopted its 2000 Employee Stock Purchase Plan (the "Purchase Plan"). A total of 250,000 shares of the Company's common stock have been reserved for issuance under the Purchase Plan. In addition, the Purchase Plan provides for annual increases in the number of shares available for issuance under the Purchase Plan beginning January 1, 2001. The number of additional shares to be reserved automatically will be equal to the lesser of 150,000 shares, 1% of the outstanding shares on the date of the annual increase or such amount as may be determined by the Board. The Purchase plan permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock on the first day of the offering or 85% of the fair market value of the Company's common stock on the purchase date. The initial offering period commenced on the effective date of the initial public offering, August 11, 2000 and at December 31, 2000 the Company had authorized 250,000 shares of common stock for issuance under the Purchase Plan.

Stock option plan activity summary

   A summary of activity under the Company's stock option plans through December 31, 2000 is as follows:

                                                       Number of    Weighted-
                                                        Options      Average
                                                      Outstanding Exercise Price
                                                      ----------- --------------
     Balance at December 31, 1997....................  2,135,686      $1.27
       Options granted...............................  1,070,905      $1.60
       Options exercised.............................     (3,550)     $1.60
       Options forfeited.............................   (206,665)     $1.40
                                                       ---------
     Balance at December 31, 1998....................  2,996,376      $1.40
       Options granted...............................    281,050      $1.60
       Options exercised.............................    (11,243)     $1.04
       Options forfeited.............................   (274,396)     $1.32
                                                       ---------
     Balance at December 31, 1999....................  2,991,787      $1.40
       Options granted...............................  1,237,570      $4.10
       Options exercised.............................   (903,616)     $1.20
       Options forfeited.............................   (678,440)     $1.30
                                                       ---------
     Balance at December 31, 2000....................  2,647,301      $2.76
                                                       =========
     Exercisable at December 31, 1998................  1,143,771      $1.19
     Exercisable at December 31, 1999................  1,757,992      $1.30
     Exercisable at December 31, 2000................  1,303,817      $1.46

   At December 31, 2000, the Company had 2,017,931 shares available for grant under its option plans. At December 31, 2000, the remaining outstanding options expire at various dates through December 2010 and have a weighted-average contractual life of 7.8 years and have exercise prices ranging from $1.00 to $10.13.

   The weighted average fair value of options granted during 2000, 1999 and 1998 was $7.29, $1.35 and $0.42, respectively.

   Pro forma information regarding net loss is required by FASB 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options and the purchase rights was estimated at the date of grant using the minimum value method, for employee stock options granted prior to the Company's initial public offering in August 2000. For employee stock options granted subsequent to the Company's initial public offering the value was estimated at the date of grant using a Black-Scholes option pricing model. The following weighted-average assumptions were used for 2000, 1999 and 1998, respectively: risk free interest rates of 6.25%, 6.53% and 6.23%; volatility factors of the expected market price of the Company's common stock of 1.08 (for periods following the initial public offering); no dividend yield; and a weighted-average expected life of the options of 5 years (except for option grants with abbreviated exercise periods, for which the expected life assumption is one year); and no dividends.

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. The Company's pro forma information follows:

                                          Years Ended December 31,
                                 --------------------------------------------
                                      2000           1999           1998
                                 --------------  -------------  -------------
                                  (In thousands, except per share amounts)
     Net loss:
      As reported............... $      (17,224) $      (7,064) $      (6,579)
      Pro forma................. $      (20,386) $      (7,346) $      (6,779)
     Basic and diluted net loss
      per share:
      As reported............... $        (1.70) $       (3.21) $       (3.00)
      Pro forma................. $        (2.01) $       (3.33) $       (3.09)

   The effects of applying SFAS 123 for pro forma disclosures are not likely to be representative of the effects as reported net loss for future years.

   During 2000, 1999 and 1998, the Company issued 27,500, 20,000 and 41,500 options, respectively, to consultants in exchange for services performed for the Company. For these option grants, the Company recognized an expense equal to the estimated fair market value of the granted options on the date of the grant. This amount was equal to $231,000 in 2000, $26,000 in 1998 and was immaterial for 1999. In accordance with SFAS 123 and EITF 96-18, options granted to consultants are periodically revalued as they vest.

   During the years ended December 31, 2000 and 1999, in connection with options granted to employees, the Company recorded deferred stock compensation of $2,617,000 and $260,000 respectively, representing the difference between the exercise price of the options and the deemed fair value of the common stock. These amounts are being amortized to operations over the vesting periods of the options on a straight line basis. We recorded no deferred stock compensation for the year ended December 31, 1998.

   Amortization expense relating to deferred stock compensation was $565,000 for the year ended December 31, 2000 and not material for the year ended December 31, 1999.

   In June 2000, we authorized an extension of the option exercise period for a former officer for an aggregate of 433,648 previously vested shares of common stock. This option was exercised in full in July 2000.

6. Collaborative agreements

   In December 1996, the Company entered into a collaboration and license agreement with a Japanese pharmaceutical company focusing on diabetes. Under the agreement, the Company granted an exclusive license to the Japanese pharmaceutical company to manufacture, use and sell products based on the Company's Target Related Affinity Profile (TRAP) technology within certain countries in Asia. The Company will receive payments for certain research and development activities, for achievement of specified development milestones and for royalties on product sales, if any, in Asia. In December 1996, September 1997 and October 1998, the Japanese pharmaceutical company purchased 60,000 shares of Series H preferred stock ($3,000,000), 60,000 shares of Series I preferred stock ($3,000,000) and 100,000 shares of Series J preferred stock ($5,000,000), respectively. In connection with the Company's initial public offering the preferred stock purchased was converted into 2,445,301 common shares.

7. Income taxes

   As of December 31, 2000, the Company had federal net operating loss carryforwards of approximately $58,000,000. The Company also had federal research and development tax credit carryforwards of approximately $1,700,000. The net operating loss and credit carryforwards will expire at various dates beginning in the year 2004 through 2020, respectively, if not utilized.

   Utilization of the net operating loss and credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

   Deferred income taxes replace the net tax effects of temporary differences between the carrying amounts of assets for financial reporting and the amount used for income tax purposes. Significant components of the Company's deferred tax assets are as follows (in thousands):

                                                               December 31,
                                                             ------------------
                                                               2000      1999
                                                             --------  --------
     Deferred tax assets:
      Net operating loss carryforwards...................... $ 20,200  $ 16,000
      Research credit carryforwards.........................    2,700     2,100
      Capitalized research and development expenses.........    1,800     1,700
      Other, net............................................    1,800     1,500
                                                             --------  --------
     Total deferred tax assets..............................   26,500    21,300
     Valuation allowance....................................  (26,500)  (21,300)
                                                             --------  --------
     Net deferred taxes..................................... $     --  $     --
                                                             ========  ========

   Due to the Company's lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $2,200,000 and $5,000,000 during the years ended December 31, 1999 and 1998, respectively.

8. Related Party Transactions

   In June 2000 the Company made a loan to an officer in connection with the exercise of an option to purchase 96,000 shares of the Company's common stock. This full recourse loan is for the aggregate amount of $153,600, bearing annual interest of 6.5%. The loan principal, with accumulated interest, is due and payable in June 2003.

9. Quarterly financial information (unaudited)

   Selected quarterly financial information is summarized below:

                                       2000                                1999
                          ----------------------------------  ----------------------------------
                           Dec.     Sep.     Jun.     Mar.     Dec.     Sep.     Jun.     Mar.
                            31,      30,      30,      31,      31,      30,      30,      31,
Quarter ended             -------  -------  -------  -------  -------  -------  -------  -------
                                       (In thousands, except per share data)
Revenues................  $   745  $   721  $   563  $   767  $   767  $   981  $ 1,544  $   945
                          -------  -------  -------  -------  -------  -------  -------  -------
Costs and expenses:
 Research and
  development...........    2,851    2,872    2,501    2,618    2,360    2,346    2,251    2,590
 General and
  administrative........      807      552    4,210      379      552      471      548      581
                          -------  -------  -------  -------  -------  -------  -------  -------
                            3,658    3,424    6,711    2,997    2,912    2,817    2,799    3,171
                          -------  -------  -------  -------  -------  -------  -------  -------
Loss from operations....   (2,913)  (2,703)  (6,148)  (2,230)  (2,145)  (1,836)  (1,255)  (2,226)
Interest income, net....      752      434      165       86       73       99      100      126
                          -------  -------  -------  -------  -------  -------  -------  -------
Net loss................   (2,161)  (2,269)  (5,983)  (2,144)  (2,072)  (1,737)  (1,155)  (2,100)
Deemed dividend to
 preferred
 stockholders...........       --       --       --   (4,667)      --       --       --       --
                          -------  -------  -------  -------  -------  -------  -------  -------
Net loss allocable to
 common stockholders....  $(2,161) $(2,269) $(5,983) $(6,811) $(2,072) $(1,737) $(1,155) $(2,100)
                          =======  =======  =======  =======  =======  =======  =======  =======
Net loss per common
 share, basic and
 diluted (1)............  $ (0.10) $ (0.17) $ (2.67) $ (3.08) $ (0.94) $ (0.79) $ (0.52) $ (0.96)
                          =======  =======  =======  =======  =======  =======  =======  =======
Weighted average shares
 used in computing net
 loss per common share,
 basic and diluted......   22,496   13,396    2,241    2,208    2,207    2,207    2,204    2,198
                          =======  =======  =======  =======  =======  =======  =======  =======
Pro forma net loss per
 common share, basic and
 diluted (1)............  $ (0.10) $ (0.12) $ (0.37) $ (0.46) $ (0.14) $ (0.12) $ (0.08) $ (0.14)
                          =======  =======  =======  =======  =======  =======  =======  =======
Weighted average shares
 used in computing pro
 forma net loss per
 common share, basic and
 diluted................   22,496   19,549   16,048   14,863   14,847   14,847   14,844   14,838
                          =======  =======  =======  =======  =======  =======  =======  =======

--------
(1) Net loss and pro forma net loss per common share for each quarter is calculated as a discrete period; the sum of four quarters may not equal the calculated full year amount.