Form 10-Q
period 2001-03-31
TELIK INC
filed 2001-05-11
CIK 1109196

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   ---------
                                   FORM 10-Q
                                   ---------

         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      FOR THE PERIOD ENDED MARCH 31, 2001

                                      OR

         [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM _________ TO __________ .

                        COMMISSION FILE NUMBER: 0-31265

                                  ----------

                                  TELIK, INC.
            ------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                 93-0987903
   -------------------------------         ------------------------------------
   (STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)

             750 GATEWAY BOULEVARD, SOUTH SAN FRANCISCO, CA 94080
         -------------------------------------------------------------
         (ADDRESS, INCLUDING ZIP CODE, OF PRINCIPAL EXECUTIVE OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (650) 244-9303

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                         COMMON STOCK $0.01 PAR VALUE
                         ----------------------------
                               (TITLE OF CLASS)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Class: Common Stock $0.01 par value         Outstanding at May 1, 2001:
  -----------------------------------         ---------------------------

                                                             22,832,694 shares
                                                             -----------------

                                  TELIK, INC.

                                     INDEX

PART I.  FINANCIAL INFORMATION

Item 1:     Financial Statements

                Condensed Balance Sheets as of
                March 31, 2001 and December 31, 2000                          3

                Condensed Statements of Operations for the
                three month periods ended March 31, 2001 and 2000             4

                Condensed Statements of Cash Flows for
                the three month periods ended March 31, 2001 and 2000         5

                Notes to Condensed Financial Statements                       6

Item 2:     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         9

Item 3:     Quantitative and Qualitative Disclosures About Market Risk       16

PART II. OTHER INFORMATION

Item 1:     Legal Proceedings                                                17

Item 2:     Changes In Securities and Use of Proceeds                        17

Item 3:     Defaults upon Senior Securities                                  17

Item 4:     Submission of Matters to a Vote of Security Holders              17

Item 5:     Other Information                                                17

Item 6:     Exhibits and Reports on Form 8-K                                 17

SIGNATURES                                                                   18

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  Telik, Inc.
                           Condensed Balance Sheets


                                                                         March 31,            December 31,
                                                                            2001                  2000
                                                                       -------------         -------------
                                                                        (Unaudited)             (Note 1)
                            Assets
Current assets
    Cash and cash equivalents                                          $       3,771         $      11,959
    Short-term investments                                                    31,593                27,189
    Prepaid expenses and other assets                                            762                   842
                                                                       -------------         -------------
Total current assets                                                          36,126                39,990
Property and equipment, net                                                      875                   822
Long-term investments                                                          4,345                 2,102
Other assets                                                                      80                    80
                                                                       -------------         -------------
                                                                       $      41,426         $      42,994
                                                                       =============         =============
               Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable                                                   $         947         $         889
    Accrued clinical trials                                                      273                   465
    Accrued compensation                                                         183                   160
    Other accrued liabilities                                                    380                   583
    Deferred revenue                                                           1,986                   200
    Current portion of capital lease obligations and equipment
      loans                                                                       12                    12
                                                                       -------------         -------------
Total current liabilities                                                      3,781                 2,309
Noncurrent portion of capital lease obligations and equipment
    loans                                                                         10                    13
Other long term liabilities                                                       51                    56

Commitments

Stockholders' equity:
    Common stock, $0.01 par value, 100,000,000 shares
      authorized in 2001, 46,976,201 shares in 2000,
      22,785,195 and 2,226,109 shares issued and outstanding in
      2000 and 1999, respectively                                                228                   227
    Additional paid-in capital                                               107,013               106,795
    Deferred stock compensation                                               (2,131)               (2,312)
    Note receivable from employee                                               (153)                 (153)
    Accumulated other comprehensive gain                                          84                     -
    Accumulated deficit                                                      (67,457)              (63,941)
                                                                       -------------         -------------
    Total stockholders' equity                                                37,584                40,616
                                                                       -------------         -------------
    Total liabilities and stockholders' equity                         $      41,426         $      42,994
                                                                       =============         =============

                                  Telik, Inc.
                      Condensed Statements of Operations
              (In thousands, except for share and per share data)
                                  (Unaudited)


                                                                                   Three Months Ended
                                                                                        March 31,
                                                                           ------------------------------------
                                                                                2001                  2000
                                                                           ---------------       --------------
                                                                           (In thousands, except per share data)
Contract revenue from collaborations:
           With related parties                                            $           397       $          562
           Other                                                                        67                  205
Other revenues                                                                          25                    -
                                                                           ---------------       --------------
                                                                                       489                  767
Costs and expenses:
           Research and development                                                  3,503                2,618
           General and administrative                                                1,131                  379
                                                                           ---------------       --------------
                                                                                     4,634                2,997
                                                                           ---------------       --------------
Loss from operations                                                                (4,145)              (2,230)
Interest income, net                                                                   629                   86
                                                                           ---------------       --------------
Net loss                                                                            (3,516)              (2,144)
Deemed dividend to preferred stockholders                                                -               (4,667)
                                                                           ---------------       --------------
Net loss allocable to common stockholders                                  $        (3,516)      $       (6,811)
                                                                           ===============       ==============

Net loss per common share, basic and diluted                               $         (0.16)      $        (3.08)
                                                                           ===============       ==============
Weighted average shares used in computing net loss
      per common share, basic and diluted                                           22,649                2,208
                                                                           ===============       ==============



                            See accompanying notes

                                  Telik, Inc.
                      Condensed Statements of Cash Flows
                           (In thousands, unaudited)

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                                2001             2000
                                                                             ---------        ----------
Operating activities
Net loss                                                                     $  (3,516)       $   (2,144)
Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                              120               143
        Amortization of deferred stock compensation                                181                57
        Amortization of discount on investments                                    287                 5
        Changes in operating assets and liabilities:
          Prepaid expenses and other current assets                                 80               (53)
          Accounts payable                                                          58               304
          Accrued clinical trials                                                 (192)                -
          Accrued compensation                                                      23                 -
          Other accrued liabilities                                               (203)              (24)
          Deferred revenue                                                       1,786               (96)
          Other long-term liabilities                                               (5)                -
                                                                             ---------        ----------
            Net cash used in operating activities                               (1,381)           (1,808)
                                                                             ---------        ----------
Investing activities
Maturities of short-term investments                                            29,100             1,000
Sales of short-term investments                                                  2,800                 -
Purchases of short-term investments                                            (36,520)             (491)
Purchases of long-term investments                                              (2,780)                -
Sales of long-term investments                                                     550                 -
Purchases of property and equipment                                               (173)              (13)
                                                                             ---------        ----------
            Net cash (used in) provided by investing activities                 (7,023)              496
                                                                             ---------        ----------
Financing activities
Principal payments under capital lease obligations and
    equipment loans                                                               (3)             (121)
Net proceeds from issuance of convertible preferred stock,                           -             1,950
Net proceeds from issuance of common stock and warrants                            219                26
                                                                             ---------        ----------
            Net cash provided by financing activities                              216             1,855
                                                                             ---------        ----------
Increase (decrease) in cash and cash equivalents                                (8,188)              543
Cash and cash equivalents at beginning of period                                11,959             1,950
                                                                             ---------        ----------
            Cash and cash equivalents at end of period                       $   3,771        $    2,493
                                                                             =========        ==========
Supplemental cash flow information
    Cash paid for interest                                                   $     198        $       22
                                                                             =========        ==========
Schedule of non cash transactions
         Deferred stock compensation                                         $       -        $    2,337
                                                                             =========        ==========
         Note receivable for Preferred Stock                                 $       -        $    5,000
                                                                             =========        ==========

                            See accompanying notes

                                  TELIK, INC.
                    Notes to Condensed Financial Statements
                                  (Unaudited)

1.  Basis of presentation and summary of significant accounting policies

      We have prepared the accompanying financial statements in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. We believe all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001 or any other period. You should read these financial statements and notes in conjunction with our audited financial statements for the year ended December 31, 2000, which are included in our Annual Report on Form 10-K.

      We have made certain reclassifications of prior year amounts to conform to this year's presentation.

Cash equivalents and investments

      We consider all highly liquid investments with an original maturity of 90 days or less when purchased to be cash equivalents. For the periods presented, cash equivalents consist of money market funds and corporate debt securities. Our investments include obligations of governmental agencies and corporate debt securities with original maturities ranging between 3 and 12 months. We limit concentration of credit risk by diversifying its investments among a variety of high credit-quality issuers.

Revenue recognition

      Contract revenue consists of revenue from research and development collaboration agreements. Our research and development collaboration agreements provide for periodic payments in support of our research activities. We recognize contract revenue from these agreements as earned based upon the performance requirements of the agreements, and we recognize payments of up-front technology access and license fees ratably over the period of the related research program. Payments received, which are related to future performance, are deferred and recognized as revenue when earned over future performance periods.

      We have received United States government grants, which support research efforts in defined projects. We recognize revenue from such government grants as costs relating to the grants are incurred.

Comprehensive loss

                                                                                Three months ended
                                                                                     March 31,
                                                                           -----------------------------
                                                                              2001               2000
                                                                           ----------         ----------
                                                                                   (in thousands)
Net loss allocable to common stockholders                                  $   (3,516)        $   (6,811)

Change in unrealized gain on investments                                           84                  -
                                                                           ----------         ----------
Comprehensive income (loss)                                                $   (3,432)        $   (6,811)
                                                                           ==========         ==========

Recent accounting pronouncements

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and for Hedging Activities" ("SFAS 133"), which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The adoption of SFAS 133 had no impact on the Company's results of operations or financial condition as the Company holds no derivative financial instruments and does not currently engage in hedging activities.

                                  TELIK, INC.
                    Notes to Condensed Financial Statements
                                  (Unaudited)

2.  Basic and diluted net loss per share

      We have computed net loss per common share according to the Financial Accounting Standards Board Statement No. 128, "Earnings Per Share," which requires disclosure of basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of options, shares subject to repurchase, warrants and convertible securities. Diluted earnings per share includes the impact of potentially dilutive securities.

      Pro forma net loss per share includes shares issuable upon the conversion of outstanding shares of preferred stock (using the as-if-converted method) from the original date of issuance.

      A reconciliation of shares used in the calculations is as follows (in thousands):

                                                                             Three months ended
                                                                                  March 31,
                                                                        -----------------------------
                                                                           2001               2000
                                                                        ----------         ----------
                                                                          (In thousands, except
                                                                           per share amounts)
Net loss allocable to common stockholders                               $   (3,516)        $   (6,811)
                                                                        ==========         ==========
Weighted average shares of common stock
      outstanding                                                           22,745              2,208
Less: weighted average shares subject to
      repurchase                                                               (96)                 -
                                                                        ----------         ----------
Weighted average shares used in computing
      basic and diluted net loss per share                                  22,649              2,208
                                                                        ==========         ==========
Net loss per common shares, basic and diluted                           $    (0.16)        $    (3.08)
                                                                        ==========         ==========

      Our preferred stock converted into common stock upon the closing of our initial public offering in August 2000. For information purposes, the following pro forma net loss per share data reflects the assumed conversion of our preferred stock into common stock at January 1, 2000:

                                                                    2000
                                                                 ----------
Pro forma:
      Shares used above                                               2,208
      Pro forma adjustment to reflect weighted
           average effect of assumed conversion
           of preferred stock                                        12,655
                                                                 ----------
      Total weighted average shares of common
           stock outstanding pro forma                               14,863
                                                                 ==========

Pro forma net loss per common share, basic and diluted           $    (0.46)
                                                                 ==========

3.  Deemed dividend upon issuance of convertible preferred stock

   During March 2000, we consummated the sale of 1,166,667 shares of Series K convertible preferred stock at $6.00 per share for net proceeds of approximately $1,950,000 and a short term note receivable of $5,000,000. At the date of issuance, we believed the per-share price of $6.00 represented the fair value of the preferred stock. Subsequent to the date of issuance, we re-evaluated the fair value of our common stock. Accordingly, the increase in fair value resulted in a beneficial conversion feature of $4,667,000 that we recorded as a deemed dividend to preferred stockholders in the first quarter of 2000. We recorded the deemed dividend at the date of issuance by offsetting charges and credits to additional paid-in capital, without any effect on total stockholders' equity. The preferred stock dividend increased the net loss allocable to common stockholders in the calculation of basic and diluted net loss per common share for the first quarter of 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Statements of Expected Future Performance

   This Form 10-Q contains statements indicating expectations about future performance and other forward-looking statements that involve risks and uncertainties. We usually use words such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "future," "intend," "potential," or "continue" or the negative of these terms or similar expressions to identify forward-looking statements. These statements appear throughout the Form 10-Q and are statements regarding our current intent, belief, or expectation, primarily with respect to our operations and related industry developments. Examples of these statements include, but are not limited to, statements regarding the following: our ability to identify new product candidates using TRAP technology (our proprietary Target-Related Affinity Profiling technology, which is discussed below), the potential of such product candidates to lead to the development of safer or more effective therapies, our ability to develop the technology derived from our collaborations, our anticipated timing for filing an IND (Investigational New Drug application) with the Food and Drug Administration (FDA) or for the initiation or completion of phase 1, phase 2 or phase 3 testing for any of our product candidates, the extent to which our issued and pending patents may protect our products and technology, our future operating expenses, our future losses, our future expenditures for research and development and our use of proceeds from the initial public offering. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described under in the section of this Item 2 titled "Additional Factors That May Affect Future Results," and elsewhere in this Form 10-Q and under the heading "Certain Business Risks" in the Company's Annual Report on Form 10-K filed on March 29, 2001.

   The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2000.

Overview

   We are engaged in the discovery, development and commercialization of small molecule therapeutics. We have incurred net losses since inception and expect to incur substantial and increasing losses for the next several years as we expand our research and development activities and move our product candidates into later stages of development. The process of carrying out the development of our own unpartnered products to later stages of development and our research programs for our corporate partners may require significant additional expenditures for research and development including preclinical testing and clinical trials, as well as for obtaining regulatory approvals. To date, we have funded our operations primarily through the sale of equity securities, non-equity payments from collaborators and capital asset lease financings. At March 31, 2001, our accumulated deficit was approximately $67.5 million.


Results of Operations

Three months ended March 31, 2001 and 2000

Revenues

   Revenues for the three-month periods ended March 31, 2001 and 2000 were $0.5 million and $0.8 million, respectively. Revenues resulted from the recognition of deferred contract revenue from collaborative agreements and funded research related to a grant received from the National Institutes of Health. The decline in revenue in 2001 was principally due to recognition of deferred contract revenues over a longer period in 2001 than in 2000.

Research and development expenses

   Research and development expenses for the three-month periods ended March 31, 2001 and 2000 were $3.5 million and $2.6 million, respectively. The increase in expenses in 2001 was primarily due to an increase in TLK286 clinical trials expenses.

General and administrative expenses

   General and administrative expenses for the three-month periods ended March 31, 2001 and 2000 were $1.1 million and $0.4 million, respectively. The increase in expenses in 2001 was primarily due to staffing and other costs associated with the administration of Telik as a public company.

Liquidity and Capital Resources

   Our cash, cash equivalents and investments totaled $39.7 million at March 31, 2001. We have financed our operations from inception primarily through private placements of equity securities, revenue from collaborative agreements, interest earned on investments, equipment lease line financings and the initial public offering (IPO) of our common stock. As of March 31, 2001, we had raised $99.3 million from the sale of equity securities, including $11.0 million from collaborators and net proceeds of $35.6 million raised in the IPO, and we had received $13.5 million in non-equity payments from collaborators.

   We believe our existing cash and investment securities and anticipated cash flow from existing and future collaborations, if any, will be sufficient to support our current operating plan through at least the next 15 months; however, we have based this estimate on assumptions that may prove to be wrong. Our future funding requirements will depend on many factors, including, but not limited to:

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

Outlook

   We continue to expect to expand Phase 2 trials of TLK286 in the remainder of 2001. We also plan to file an IND in 2001 for FDA clearance in order to begin clinical testing of our TLK199 product candidate for the treatment of chemotherapy-induced neutropenia.

   We expect our operating expenses for the remainder of 2001 to increase as we expand clinical development of TLK286 and as we prepare to file an IND to begin clinical development of TLK199.

               ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS



   Our business is subject to various risks, including those described below. You should carefully consider these risk factors together with all of the other information included in this Form 10-Q. Any of these risks could materially adversely affect our business, operating results and financial condition.

We have a history of net losses, which we expect to continue for at least several years. We will never be profitable unless we develop, and obtain regulatory approval and market acceptance of, our product candidates.

   Due to the significant research and development expenditures required to develop our TRAP technology and identify new product candidates and the lack of any products to generate revenue, we have not been profitable and have generated operating losses since we were incorporated in 1988. As of March 31, 2001, we had an accumulated deficit of approximately $67.5 million. We expect to incur losses for at least the next several years and expect that these losses will actually increase as we expand our research and development activities and incur significant clinical testing costs. To date, we have derived substantially all of our revenue from project initiation fees and research reimbursement paid pursuant to existing collaborative agreements with third parties and achievement of milestones under current collaborations. We expect that this trend will continue until we develop, and obtain regulatory approval and market acceptance of, our product candidates. We cannot assure you when, if ever, we will receive product revenue, if any, sufficient to become profitable.

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

   Only one of our product candidates, TLK286, has advanced to the stage of human testing designed to determine safety, known as phase 1 clinical trials.
To date, we have only limited data on safety and efficacy in humans as we have only recently begun Phase 2 clinical trials of TLK286. We are in the process of conducting the necessary work to support the filing of an IND application for TLK199, our second cancer product candidate. The FDA may require us to run more preclinical tests, which could delay commencing clinical trials of TLK199. Finally, our success depends, in part, on our ability to complete preclinical development of our diabetes product candidates and take them through early clinical trials. We do not anticipate that any of our products will reach the market for at least several years.

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

   As a small company with 45 employees, our success depends on the continued contributions of our principal management and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, scientists and companies in the face of intense competition for such personnel. In particular, our research programs depend on our ability to attract and retain highly skilled chemists and other scientists. As we progress to advanced phase 2 and 3 clinical trials, we will also need to expand our clinical development personnel. We do not have employment contracts with our key employees. If we lose the services of Dr. Michael Wick or any of our other key personnel, our research and development efforts could be seriously and adversely affected. There is currently a shortage of skilled executives and employees with technical expertise in the biotechnology industry, and this shortage is likely to continue. As a result, competition among numerous companies, academic and other research institutions for skilled personnel and experienced scientists is intense and turnover rates are high. In recent years, the cost of living in the San Francisco Bay Area has increased significantly, which we expect will adversely affect our ability to compete for qualified personnel. Because of this competitive environment, we may encounter increasing difficulty in attracting qualified personnel as our operations expand and the demand for these professionals increases, and this difficulty could significantly impede the achievement of our research and development objectives.

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


Item 3.   Quantitative and Qualitative Disclosures About Market Risk

   The following discussion about our market risk exposure involves forward-looking statements. We are exposed to market risk related mainly to changes in interest rates. We do not invest in derivative financial instruments.

   The fair value of our investments in marketable securities at March 31, 2001 was $35.9 million, with a weighted-average maturity of 189 days and a weighted-average interest rate of 6.16%. Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio. Our marketable securities portfolio is primarily invested in corporate debt securities with an average maturity of under one year and a minimum investment grade rating of A to minimize credit risk. Although changes in interest rates may affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments were sold prior to maturity.

   We have operated primarily in the United States and all funding activities with our collaborators to date have been made in U.S. dollars. Accordingly, we do not have any exposure to foreign currency rate fluctuations.

                          PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

None

Item 2.   Changes in Securities and Use of Proceeds

   On August 11, 2000, a registration statement on Form S-1 (No. 333-33868) was declared effective by the Securities and Exchange Commission, pursuant to which 5,750,000 shares of our common stock were offered and sold by us at a price of $7.00 per share, generating gross offering proceeds of $40.3 million. The managing underwriters were Lehman Brothers Inc., Chase Securities Inc., Legg Mason Wood Walker, Inc., UBS Warburg LLC and Fidelity Capital Markets, a division of National Financial Services Corporation. In connection with the offering, we incurred approximately $2.8 million in underwriting discounts and commissions, and approximately $1.9 million in other related expenses. The net proceeds from the offering, after deducting the foregoing expenses, were approximately $35.6 million.

   From the time of receipt through March 31, 2001, we have invested the net proceeds from our initial public offering in investment grade interest-bearing securities. During that time, we have used cash on hand prior to the initial public offering and a collaborative research payment received in the first quarter of 2001 to fund our general operations.

   We plan to use the net proceeds of the initial public offering for clinical trials, pre-clinical studies and general corporate purposes, including working capital and product development. We may use a portion of the net proceeds to acquire or invest in products and technologies that are complementary to our own, although no acquisitions are planned or being negotiated as of the date of this filing, and no portion of the net proceeds has been allocated for any specific acquisition. None of the net proceeds of the initial public offering were paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning 10% or more of any class of equity securities of the Company, or an affiliate of the Company. We expect that our use of proceeds from the offering will conform to the intended use of proceeds as described in our initial public offering prospectus dated August 11, 2000.


Item 3.   Defaults Upon Senior Securities

None

Item 4.   Submission of Matters To a Vote of Security Holders

None

Item 5.   Other Information

None

Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits

None

(b) Reports on Form 8-K

None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELIK, INC.  Dated May 11, 2001

/s/ Cynthia M. Butitta
----------------------
Cynthia M. Butitta
Chief Operating Officer and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)