Form 10-Q
period 2001-06-30
TELIK INC
filed 2001-08-10
CIK 1109196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED JUNE 30, 2001

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO                     .

COMMISSION FILE NUMBER: 0-31265

TELIK, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	93-0987903 (I.R.S. EMPLOYER IDENTIFICATION NO.)

750 GATEWAY BOULEVARD, SOUTH SAN FRANCISCO, CA 94080
(ADDRESS, INCLUDING ZIP CODE, OF PRINCIPAL EXECUTIVE OFFICES)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (650) 244-9303

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

COMMON STOCK $0.01 PAR VALUE
(TITLE OF CLASS)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒        No    ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class: Common Stock $0.01 par value	Outstanding at July 31, 2001:
23,068,049 shares

TELIK, INC.

PART I.  FINANCIAL INFORMATION

Item  1.    Financial Statements

TELIK, INC.

CONDENSED BALANCE SHEETS

	June 30, 2001	December 31, 2000
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$ 8,060	$ 11,959
Short-term investments	23,331	27,189
Prepaid expenses and other assets	519	842

Total current assets	31,910	39,990
Property and equipment, net	863	822
Long-term investments	4,805	2,102
Other assets	80	80

	$ 37,658	$ 42,994

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$ 1,489	$ 889
Accrued clinical trials	169	465
Accrued compensation	195	160
Other accrued liabilities	394	595
Deferred revenue	1,589	200

Total current liabilities	3,836	2,309
Long-term liabilities	53	69
Commitments
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 authorized, none issued and outstanding
Common stock, $0.01 par value, 100,000,000 shares authorized in 2001 and 2000, 22,949,794 and 22,676,035 shares issued and outstanding in 2001 and 2000, respectively	229	227
Additional paid-in capital	107,375	106,795
Deferred stock compensation	(1,952)	(2,312)
Note receivable from employee	(153)	(153)
Accumulated other comprehensive gain	89	—
Accumulated deficit	(71,819)	(63,941)

Total stockholders’ equity	33,769	40,616

Total liabilities and stockholders’ equity	$ 37,658	$ 42,994

See accompanying notes

TELIK, INC.

CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Contract revenue from collaborations:
With related parties	$ 397	$ 563	$ 794	$ 1,125
Other	—	—	67	205
Other revenues	8	—	33	—

	405	563	894	1,330
Costs and expenses:
Research and development	4,257	2,501	7,760	5,119
General and administrative	1,026	4,210	2,157	4,589

	5,283	6,711	9,917	9,708

Loss from operations	(4,878)	(6,148)	(9,023)	(8,378)
Interest income, net	516	165	1,145	251

Net loss	(4,362)	(5,983)	(7,878)	(8,127)
Deemed dividend to preferred stockholders	—	—	—	(4,667)

Net loss allocable to common stockholders	$(4,362)	$(5,983)	$(7,878)	$(12,794)

Net loss per common share, basic and diluted	$ (0.19)	$ (2.67)	$ (0.35)	$ (5.75)

Weighted average shares used in computing net loss per common share, basic and diluted	22,767	2,241	22,708	2,225

See accompanying notes

TELIK, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six Months Ended June 30,
	2001	2000
Operating activities
Net loss	$ (7,878)	$(8,127)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	233	281
Amortization of deferred stock compensation	360	223
Stock options issued to consultants	—	4,063
Amortization of discount on investments	109	47
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	323	73
Accounts payable	600	(237)
Accrued clinical trials	(296)	86
Accrued compensation	35	1
Other accrued liabilities	(201)	441
Deferred revenue	1,389	(658)
Long-term liabilities	(14)	—

Net cash used in operating activities	(5,340)	(3,807)

Investing activities
Sales and maturities of investments	64,845	500
Purchases of investments	(63,710)	(2,650)
Purchases of property and equipment	(274)	(29)

Net cash provided by (used in) investing activities	861	(2,179)

Financing activities
Principal payments under capital lease obligations and equipment loans	(2)	(224)
Deferred offering costs	—	(1,018)
Net proceeds from issuance of convertible preferred stock	—	6,950
Net proceeds from issuance of common stock and warrants	582	56

Net cash provided by financing activities	580	5,764

Net decrease in cash and cash equivalents	(3,899)	(222)
Cash and cash equivalents at beginning of period	11,959	1,950

Cash and cash equivalents at end of period	$ 8,060	$ 1,728

Supplemental cash flow information
Cash paid for interest	$ 2	$ 158

Schedule of non cash transactions
Deferred stock compensation	$ —	$ 2,617

Note receivable for Preferred Stock	$ —	$ 5,000

Note receivable received for common stock	$ —	$ 153

See accompanying notes

TELIK, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.    Basis of presentation and summary of significant accounting policies

        We have prepared the accompanying financial statements in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. We believe all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001 or any other period. You should read these financial statements and notes in conjunction with our audited financial statements for the year ended December 31, 2000, which are included in our Annual Report on Form 10-K.

        We have made certain reclassifications of prior year amounts to conform to this year’s presentation.

Revenue recognition

        Contract revenue consists of revenue from research and development collaboration agreements. Our research and development collaboration agreements provide for periodic payments in support of our research activities. We recognize contract revenue from these agreements as earned based upon the performance requirements of the agreements and we recognize payments of up-front technology access and license fees ratably over the period of the related research programs. Payments received, which are related to future performance, are deferred and recognized as revenue when earned over future performance periods.

        We have received United States government grants, which support research efforts in defined projects. We recognize revenue from such government grants as costs relating to the grants are incurred.

Comprehensive loss

	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000
	(In thousands)		(In thousands)
Net loss allocable to common stockholders	$(4,362)	$(5,983)	$(7,878)	$(12,794)
Change in unrealized gain on investments	5	—	89	—

Comprehensive loss	$(4,357)	$(5,983)	$(7,789)	$(12,794)

Recent accounting pronouncements

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Financial Instruments and for Hedging Activities” (“SFAS 133”), which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The adoption of SFAS 133 had no impact on the Company’s results of operations or financial condition as the Company holds no derivative financial instruments and does not currently engage in hedging activities.

2.    Basic and diluted net loss per share

        We have computed net loss per common share according to the Financial Accounting Standards Board Statement No. 128, “Earnings Per Share,” which requires disclosure of basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of options, shares subject to repurchase, warrants and convertible securities. Diluted earnings per share includes the impact of potentially dilutive securities.

        Pro forma net loss per share includes shares issuable upon the conversion of outstanding shares of preferred stock (using the as-if-converted method) from the original date of issuance.

        A reconciliation of shares used in the calculations is as follows:

	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000
	(In thousands, except per share amounts)
Net loss allocable to common stockholders	$(4,362)	$(5,983)	$(7,878)	$(12,794)

Weighted average shares of common stock outstanding	22,863	2,243	22,804	2,226
Less: weighted average shares subject to repurchase	(96)	(2)	(96)	(1)

Weighted average shares used in computing basic and diluted net loss per share	22,767	2,241	22,708	2,225

Net loss per common shares, basic and diluted	$ (0.19)	$ (2.67)	$ (0.35)	$ (5.75)

        Our preferred stock converted into common stock upon the closing of our initial public offering in August 2000. For information purposes, the following pro forma net loss per share data reflects the assumed conversion of our preferred stock into common stock at January 1, 2000:

	Three months ended June 30, 2000	Six months ended June 30, 2000
	(In thousands, except per share amounts)
Pro forma:
Shares used above	2,241	2,225
Pro forma adjustment to reflect weighted average effect of assumed conversion of preferred stock	13,807	13,264

Total weighted average shares of common stock outstanding pro forma	16,048	15,489

Pro forma net loss per common share, basic and diluted	$ (0.37)	$ (0.83)

3.    Deemed dividend upon issuance of convertible preferred stock

        In March 2000, we consummated the sale of 1,166,667 shares of Series K convertible preferred stock at $6.00 per share for net proceeds of approximately $1,950,000 and a short term note receivable of $5,000,000. At the date of issuance, we believed the per-share price of $6.00 represented the fair value of the preferred stock. Subsequent to the date of issuance, we re-evaluated the fair value of our common stock. Accordingly, the increase in fair value resulted in a beneficial conversion feature of $4,667,000 that we recorded as a deemed dividend to preferred stockholders in the first quarter of 2000. We recorded the deemed dividend at the date of issuance by offsetting charges and credits to additional paid-in capital, without any effect on total stockholders’ equity. The preferred stock dividend increased the net loss allocable to common stockholders used in the calculation of basic and diluted net loss per common share for the six-month period ended June 30, 2000.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Statements of Expected Future Performance

        This Quarterly Report on Form 10-Q contains statements indicating expectations about future performance and other forward-looking statements that involve risks and uncertainties. We usually use words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “future,” “intend,” “potential,” or “continue” or the negative of these terms or similar expressions to identify forward-looking statements. These statements appear throughout the Form 10-Q and are statements regarding our current intent, belief, or expectation, primarily with respect to our operations and related industry developments. Examples of these statements include, but are not limited to, statements regarding the following: the extent to which our issued and pending patents may protect our products and technology, our ability to identify new product candidates using TRAP technology (our proprietary Target-Related Affinity Profiling technology, which is discussed below), the potential of such product candidates to lead to the development of safer or more effective therapies, our ability to develop the technology derived from our collaborations, our anticipated timing for filing an IND (Investigational New Drug application) with the Food and Drug Administration (FDA) or for the initiation or completion of phase 1, phase 2 or phase 3 testing for any of our product candidates, our future operating expenses, our future losses, our future expenditures for research and development and our use of proceeds from the initial public offering. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in the section of this Item 2 titled “Additional Factors That May Affect Future Results”, and elsewhere in this Quarterly Report on Form 10-Q and under the heading “Certain Business Risks” in our Annual Report on Form 10-K for the year ended December 31, 2000.

        The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2000.

Overview

        We are engaged in the discovery, development and commercialization of small molecule therapeutics. We have incurred net losses since inception and expect to incur substantial and increasing losses for the next several years as we expand our research and development activities and move our product candidates into later stages of development. The process of carrying out the development of our own unpartnered products to later stages of development and our research programs for our corporate partners may require significant additional expenditures for research and development including preclinical testing and clinical trials, as well as for obtaining regulatory approvals. To date, we have funded our operations primarily through the sale of equity securities, non-equity payments from collaborators and capital asset lease financings. At June 30, 2001 our accumulated deficit was $71.8 million.

Results of Operations

    Three months ended June 30, 2001 and 2000

    Revenues

        Revenues for the three-month periods ended June 30, 2001 and 2000 were $0.4 million and $0.6 million, respectively. Revenues in 2001 resulted from the recognition of deferred contract revenue from collaborative agreements and funded research related to a grant received from the National Institutes of Health.

    Research and development expenses

        Research and development expenses for the three-month periods ended June 30, 2001 and 2000 were $4.3 million and $2.5 million, respectively. The increase in expenses in 2001 was primarily due to costs associated with the initiation of three phase 2 clinical trials of TLK286 in the first and second quarters of 2001.

    General and administrative expenses

        General and administrative expenses for the three-month periods ended June 30, 2001 and 2000 were $1.0 million and $4.2 million, respectively. Expenses in 2000 included a $3.8 million non-cash charge for compensation expense relating to stock options. Absent this charge, general and administrative expenses increased by approximately $0.6 million in 2001 due primarily to costs incurred in 2001 relating to the administration of Telik as a public company.

    Six months ended June 30, 2001 and 2000

    Revenues

        Revenues for the six-month periods ended June 30, 2001 and 2000 were $0.9 million and $1.3 million, respectively. Revenue in 2001 resulted from the recognition of deferred contract revenue from collaborative agreements and funded research related to grants received from the National Institutes of Health.

    Research and development expenses

        Research and development expenses for the six-month periods ended June 30, 2001 and 2000 were $7.8 million and $5.1 million, respectively. The increase in expenses in 2001 was primarily due to the initiation of three phase 2 clinical trials of TLK286 in the first and second quarters of 2001.

    General and administrative expenses

        General and administrative expenses for the six-month periods ended June 30, 2001 and 2000 were $2.2 million and $4.6 million, respectively. Absent the $3.8 million non-cash charge recorded in 2000 (see above), general and administrative expenses increased by approximately $1.4 million in 2001. This increase was due primarily to staffing and other costs associated with the administration of Telik as a public company.

    Liquidity and Capital Resources

        Our cash, cash equivalents and investments totaled $36.2 million at June 30, 2001. We have financed our operations from inception primarily through sales of equity securities, revenue from collaborative agreements, interest earned on investments and equipment lease line financings. As of June 30, 2001, we had raised $99.6 million from the sale of equity securities, including $11.0 million from collaborators and $35.6 million from our initial public offering, and received $13.5 million in non-equity payments from collaborators.

        We believe our existing cash and investment securities and anticipated cash flow from existing and future collaborations, if any, will be sufficient to support our current operating plan through at least the next 15 months; however, we have based this estimate on assumptions that may prove to be wrong. Our future funding requirements will depend on many factors, including, but not limited to:

•	the progress and success of preclinical and clinical trials of our product candidates;

•	the progress and number of research programs in development;

•	the costs and timing of obtaining regulatory approvals;

•	our ability to establish, and the scope of, new collaborations;

•	our ability to meet the milestones identified in our collaborative agreements which trigger payments; and

•	the costs and timing of obtaining, enforcing and defending our patent and intellectual property rights.

    Outlook

        We continue to expect to expand phase 2 trials of TLK286 in the remainder of 2001. We also plan to file an IND in 2001 for FDA clearance to begin clinical testing of our TLK199 product candidate for the treatment of chemotherapy-induced neutropenia.

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

        Due to the significant research and development expenditures required to develop our TRAP technology and identify new product candidates and the lack of any products to generate revenue, we have not been profitable and have generated operating losses since we were incorporated in 1988. As of June 30, 2001, our accumulated deficit was $71.8 million. We expect to incur losses for at least the next several years and expect that these losses will actually increase as we expand our research and development activities and incur significant clinical testing costs. To date, we have derived substantially all of our revenue from project initiation fees and research reimbursement paid pursuant to existing collaborative agreements with third parties and achievement of milestones under current collaborations. We expect that this trend will continue until we develop, and obtain regulatory approval and market acceptance of, our product candidates. We cannot assure you when, if ever, we will receive product revenue, if any, sufficient to become profitable.

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

        Only one of our product candidates, TLK286, has advanced to the stages of human testing designed to determine safety and efficacy, known as phase 1 and phase 2 clinical trials and, to date, we have only limited data on safety and efficacy in humans. We are in the process of conducting the necessary work to support the filing of an IND application for TLK199, our second cancer product candidate. The FDA may require us to run more preclinical tests, which could delay commencing clinical trials of TLK199. Finally, our success depends, in part, on our ability to complete preclinical development of our diabetes product candidates and take them through early clinical trials. We do not anticipate that any of our products will reach the market for at least several years.

We believe that our ability to compete depends, in part, on our ability to use our proprietary TRAP technology to discover, develop and commercialize new pharmaceutical products. We may not be competitive if we are unable to utilize our TRAP technology or if the technology proves ineffective.

        TRAP, our proprietary drug discovery technology, is a relatively new drug discovery method that uses a protein panel of approximately 20 proteins selected for their distinct patterns of interacting with small molecules. This panel may lack essential types of interactions that we have not yet identified, which may result in our inability to identify active compounds that have the potential to be developed into commercially viable drugs.

        If we are unable to continue to identify new product candidates using TRAP, we may not be able to maintain our product pipeline and develop commercially viable drugs.

If we are unable to raise adequate funds in the future, we will not be able to continue to fund our operations, research programs, preclinical testing and clinical trials to develop our products.

        The process of carrying out the development of our own unpartnered products to later stages of development and developing other research programs to the stage that they may be partnered will require significant additional expenditures, including preclinical testing, clinical trials and obtaining regulatory approval. As a result, we will require additional financing to fund our operations. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to our stockholders. We have expended substantial amounts of cash to date and expect operating expenditures and capital outlays to increase over the next several years as we expand our research and development activities.

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

        Our competitors may succeed in developing technologies and drugs that are more effective or less costly than any that we are developing or which would render our technology and potential drugs obsolete and noncompetitive. In addition, our competitors may succeed in obtaining FDA or other regulatory approvals for product candidates more rapidly than we, or our collaborators. We cannot assure you that drugs resulting from our research and development efforts, or from our joint efforts with our existing or future collaborative partners, will be able to compete successfully with competitors’ existing products or products under development or that they will obtain regulatory approval in the United States or elsewhere.

As our product programs advance, we will need to hire additional scientific and management personnel. Our research and development efforts will be seriously jeopardized if we are unable to attract and retain key personnel.

        As a small company with 50 employees, our success depends on the continued contributions of our principal management and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, scientists and companies in the face of intense competition for such personnel. In particular, our research programs depend on our ability to attract and retain highly skilled chemists and other scientists. As we progress to advanced phase 2 and 3 clinical trials, we will also need to expand our clinical development personnel. We do not have employment contracts with our key employees. If we lose the services of Dr. Michael Wick or any of our other key personnel, our research and development efforts could be seriously and adversely affected. There is currently a shortage of skilled executives and employees with technical expertise in the biotechnology industry, and this shortage is likely to continue. As a result, competition among numerous companies, academic and other research institutions for skilled personnel and experienced scientists is intense and turnover rates are high. In recent years, the cost of living in the San Francisco Bay Area has increased significantly, which we expect will adversely affect our ability to compete for qualified personnel. Because of this competitive environment, we may encounter increasing difficulty in attracting qualified personnel as our operations expand and the demand for these professionals increases, and this difficulty could significantly impede the achievement of our research and development objectives.

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

        Before commencing clinical trials in humans, we, or our collaborators, must submit and receive approval from the FDA of an IND application. We must comply with FDA “Good Laboratory Practices” regulations in our preclinical studies. Clinical trials are subject to oversight by institutional review boards and the FDA and:

•	must be conducted in conformance with the FDA’s IND regulations;

•	must meet requirements for informed consent;

•	must meet requirements for Good Clinical Practices;

•	may require large numbers of participants; and

•
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

        Our success will depend in large part on our own, our licensees’ and our licensors’ ability to obtain and defend patents for each party’s respective technologies and the compounds and other products, if any, resulting from the application of these technologies. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. Accordingly, we cannot predict the breadth of claims allowed in our or other companies’ patents.

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

The degree of future protection for our proprietary rights is uncertain and we cannot assure you that:

•	we were the first to make the inventions covered by each of our pending patent applications;

•	we were the first to file patent applications for these inventions;

•	others will not independently develop similar or alternative technologies or duplicate any of our technologies;

•	any of our pending patent applications will result in issued patents;

•	any patents issued to us or our collaborators will provide a basis for commercially viable products, will provide us with any competitive advantages or will not be challenged by third parties;

•	we will develop additional proprietary technologies that are patentable; or

•	the patents of others will not have an adverse effect on our ability to do business.

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

        We expect to enter into collaborative arrangements with third parties for clinical trials, manufacturing, regulatory approvals or commercialization of some of our products, particularly outside North America, or in disease areas requiring larger and longer clinical trials, such as diabetes. Dependence on collaborative arrangements will subject us to a number of risks. We may not be able to control the amount and timing of resources our collaborative partners may devote to the product candidates. Should a collaborative partner fail to develop or commercialize a compound or product to which it has rights from us, we may not receive any future milestone payments and will not receive any royalties associated with this compound or product. Business combinations or significant changes in a collaborative partner’s business strategy may also adversely affect a partner’s willingness or ability to complete its obligations under the arrangement. Failure to enter into additional collaborative agreements on favorable terms could have a material adverse effect on our business, financial condition and results of operations.

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

Provisions of our amended and restated certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions include:

•	Establishing a classified Board of Directors requiring that members of the Board be elected in different years lengthening the time needed to elect a new majority of the Board;

•
Authorizing the issuance of “blank check” preferred stock that could be issued by our Board of Directors to increase the number of outstanding shares or change the balance of voting control and thwart a takeover attempt;

•	Prohibiting cumulative voting in the election of directors, which would otherwise allow for less than a majority of stockholders to elect director candidates;

•	Limiting the ability of stockholders to call special meetings of the stockholders;

•	Prohibiting stockholder action by written consent and requiring all stockholder actions to be taken at a meeting of our stockholders; and

•	Establishing advance notice requirements for nominations for election to the Board of Directors and for proposing matters that can be acted upon by stockholders at stockholder meetings.

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

        The market prices for securities of biotechnology companies in general have been highly volatile, with recent significant price and volume fluctuations, and may continue to be highly volatile in the future. You may not be able to sell your shares quickly or at the market price if trading in our stock is not active or the volume is low. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

•	announcements of technological innovations or new commercial products by our competitors or us;

•	developments concerning proprietary rights, including patents;

•	developments concerning our collaborations;

•	publicity regarding actual or potential medical results relating to products under development by our competitors or us;

•	regulatory developments in the United States and foreign countries;

•	litigation;

•	economic and other external factors or other disaster or crisis; or

•	period-to-period fluctuations in financial results.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        The following discussion about our market risk exposure involves forward-looking statements. We are exposed to market risk related mainly to changes in interest rates. We do not invest in derivative financial instruments.

        The fair value of our investments in marketable securities at June 30, 2001 was $28.1 million, with a weighted-average maturity of 181 days and a weighted-average interest rate of 5.16%. Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio. Our marketable securities portfolio is primarily invested in corporate debt securities with an average maturity of under one year and a minimum investment grade rating of A to minimize credit risk. Although changes in interest rates may affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments were sold prior to maturity.

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

        From the time of receipt through June 30, 2001, we have invested the net proceeds from our initial public offering in investment grade interest-bearing securities. During that period, we have funded our operations primarily from cash on hand prior to the initial public offering and a collaborative research payment received in the first quarter of 2001.

        We plan to use the net proceeds of the initial public offering for clinical trials, pre-clinical studies and general corporate purposes, including working capital and product development. We may use a portion of the net proceeds to acquire or invest in products and technologies that are complementary to our own, although no acquisitions are planned or being negotiated as of the date of this filing, and we have not allocated any portion of the net proceeds for any specific acquisition. None of the net proceeds of the initial public offering were paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning 10% or more of any class of equity securities of the Company, or an affiliate of the Company. We expect that our use of proceeds from the offering will conform to the intended use of proceeds as described in our initial public offering prospectus dated August 11, 2000.

Item 3.    Defaults Upon Senior Securities

        None

Item 4.    Submission of Matters to a Vote of Security Holders

        The Company’s Annual Meeting of Stockholders was held on May 24, 2001. The results of the voting were as follows:

1. To approve the election of one director, Dr. Michael M. Wick, M.D., Ph.D., to hold office until the 2004 Annual Meeting of Stockholders.

FOR: 15,461,574	AGAINST: 1,258	ABSTAIN: 1,267,825	BROKER NON-VOTES: —

2. To ratify the selection of Ernst & Young LLP as independent auditors of the Company for its fiscal year ending December 31, 2001.

FOR: 16,718,174	AGAINST: 8,350	ABSTAIN: 4,033	BROKER NON-VOTES: —

Item 5.    Other Information

        None

Item 6.    Exhibits and Reports on Form 8-K

        (a)  Exhibits

        None

        (b)  Reports on Form 8-K

        None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELIK , INC .

Dated:    August 9, 2001

/s/ CYNTHIA M. BUTITTA

Cynthia M. Butitta
Chief Operating Officer and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)