Form 10-K/A
period 2000-12-31
TELIK INC
filed 2001-09-20
CIK 1109196

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                              ---------------------

                                   FORM 10-K/A

                                 Amendment No. 1

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                                       OR

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________.

                        Commission File Number: 000-31265
                        ---------------------------------
                                   TELIK, INC.
             (Exact name of registrant as specified in its charter)

-------------------------------------------------------------------------------------------
              Delaware                                              93-0987903
              --------                                              ----------
-------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or       (I.R.S. Employer Identification No.)
organization)
-------------------------------------------------------------------------------------------

              750 Gateway Boulevard, South San Francisco, CA 94080 (Address, including zip code, of principal executive offices)

       Registrant's telephone number, including area code:(650) 244-9303

        Securities registered pursuant to section 12(b) of the act: none

           Securities registered pursuant to section 12(g) of the act:

                          Common stock $0.01 par value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing sale price of the Common Stock as reported on the Nasdaq Stock Market on March 15, 2001 was approximately $67,008,492. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant's Common Stock as of the close of business on March 15, 2001 was 22,780,903.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Items 11 and 12 of Part III incorporate information by reference from the definitive proxy statement for the Registrant's Annual Meeting of Stockholders held on May 24, 2001.

                                EXPLANATORY NOTE

         In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended, the Registrant is filing this first amendment to its Annual Report on Form 10-K for the fiscal year ended December 31, 2000 to amend Items 13 and 14 and certain of the exhibits previously filed on March 28, 2001.

                                    PART III

Item 13. Certain Relationships and Related Transactions.

     During the fiscal year ended December 31, 2000, the Company issued and sold in March 2000 in a private placement transaction 1,000,000 shares of Series K preferred stock, which converted into 1,000,000 shares of Common Stock upon completion of the Company's initial public offering in August 2000, for an aggregate price of $6,000,000 to entities affiliated with Alta BioPharma Partners, L.P. of which Dr. Jean Deleage, one of the Company's directors, is a general partner, and to International BM Biomedicine Holdings AG.

     The Company entered into an amended and restated registration rights agreement with each of the purchasers of preferred stock set forth above, pursuant to which these and other stockholders will have registration rights with respect to their shares of Common Stock issuable upon conversion of their preferred stock following the initial public offering.

     Since October 1998, Dr. Gail L. Brown has served as a consultant to the Company on matters involving the clinical development of the Company's products. Dr. Brown is the spouse of Dr. Wick, the Company's President, Chief Executive Officer and Chairman. From January 1, 2000 through December 31, 2000, the Company paid Dr. Brown an aggregate of $255,000 for professional services to Telik and reimbursed her $36,106 for expenses.

     In June 2000, the Company made a loan to Ms. Butitta in connection with the exercise of her option to purchase 96,000 shares of the Company's Common Stock. This full recourse loan has a principal amount of $153,600, bears an annual interest rate of 6.5% and is due in June 2003.

     In February 2001, the Company entered into amendments to its Collaboration Agreement, License Agreement and Screening Services Agreement with Sanwa Kagaku Kenkyusho Co., Ltd., as more specifically described in Item 1, "Business - Collaborative Relationships." The Company received an aggregate of $8.25 million under the Collaboration Agreement and may receive up to $12.25 million more in the future. In addition, in connection with these agreements, Sanwa has made equity investments in the Company in an aggregate amount of $11.00 million.

     The following table sets forth the shares of common stock issued to Sanwa upon conversion at the time of the Company's initial public offering in August 2000 of Sanwa's holdings of preferred stock:

  -----------------------------------------------------------------------------
     Shares of Common Stock Issued to Sanwa Kagaku Kenkyusho Co., Ltd. upon
                                 Conversion of:
  -----------------------------------------------------------------------------
        Series H            Series I           Series J             Total
     Preferred Stock     Preferred Stock    Preferred Stock      Consideration
  -----------------------------------------------------------------------------
         540,540             714,285          1,190,476           $11,000,000
  -----------------------------------------------------------------------------

The Company completed private placements of the Series H preferred stock, Series I preferred stock and Series J preferred stock in December 1996, September 1997 and October 1998, respectively. As of March 15, 2001, Sanwa continued to hold 2,445,301 shares, representing 10.7% of the Company's outstanding common stock.

     The Company has entered into indemnification agreements with its directors and certain officers for the indemnification and advancement of expenses to these persons to the fullest extent permitted by law. The Company also intends to enter into those agreements with its future directors and officers.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)  The following documents are filed as part of this Report:

          1. Financial Statements. The following financial statements of the Company and the Report of Ernst & Young LLP, Independent Auditors, are included in Part IV of this Report by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000 as filed on March 28, 2001 and on the pages indicated:

                                                                    Page
                                                                    ----
          Report of Ernst & Young, LLP, Independent Auditors         F-1
          Balance Sheets                                             F-2
          Statements of Operations                                   F-3
          Statement of Stockholder's Equity                          F-4
          Statements of Cash Flows                                   F-5
          Notes to Financial Statements                              F-6


          2. Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

          3.   Exhibits:

                                  EXHIBIT INDEX

     Exhibit
     Number                             Description
     ------                             -----------
       3.1         Amended and Restated Certificate of Incorporation. (1)
       3.2         Amended and Restated Bylaws. (1)
       4.1         Specimen Common Stock Certificate. (2)
       4.2 Amended and Restated Registration Rights Agreement, dated March 31, 2000, between Telik and holders of Telik's Series B, Series E, Series F, Series G, Series H, Series I, Series J and Series K preferred stock. (1)
       4.3 Warrant issued to Steven M. Costella, Trustee under the Steven M. Costella Trust, for purchase of shares of Series E preferred stock. (1)

       4.4 Warrant issued to William Kirsch for purchase of shares of Series E preferred stock. (1)

      4.5       Warrant issued to Glen McLaughlin for purchase of shares of
                Series E preferred stock. (1)
      4.6       Warrant issued to Venture Lending and Leasing, Inc. for purchase of shares of Series H preferred stock. (1)
      10.1      Form of Indemnity Agreement. (1)(3)
      10.2      2000 Equity Incentive Plan and related documents. (3)(4)
      10.3      2000 Employee Stock Purchase Plan and Offering. (3)(4)
      10.4      2000 Non-Employee Directors' Stock Option Plan and Agreement.
                (3)(4)
      10.5      1996 Stock Option Plan and forms of grant thereunder (3)(4)
      10.6      1988 Stock Option Plan and forms of grant thereunder (3)(4)
      10.7      Form of Non-Plan Stock Option Agreement (3)(4)
      10.8*     Collaborative Research Agreement between Telik and Sankyo
                Company, Ltd., dated March 24, 1999, as amended. (5)
      10.9*     Collaboration Agreement between Telik and Sanwa Kagaku Kenkyusho
                Co., Ltd., dated December 20, 1996, as amended. (5)
      10.10*    License Agreement between Telik and Sanwa Kagaku Kenkyusho Co.,
                Ltd., dated September 24, 1997, as amended. (5)
      10.11*    Screening Services Agreement between Telik and Sanwa Kagaku
                Kenkyusho Co., Ltd., dated December 20, 1996, as amended. (1)
      10.12**+  Third Amendment to Collaborative Agreement between Telik and
                Sanwa Kagaku Kenkyusho Co., Ltd., dated February 14, 2001.
      10.13**   Third Amendment to Screening Services Agreement between Telik and Sanwa Kagaku Kenkyusho Co., Ltd., dated February 14, 2001.
      10.14+    Second Amendment to License Agreement between Telik and Sanwa
                Kagaku Kenkyusho Co., Ltd., dated February 14, 2001.
      10.15**   License Agreement between Telik and the University of Arizona, dated January 8, 2001.
      10.16     Consulting Agreement for Individual Consultants between Gail L.
                Brown, MD and Telik, dated October 20, 1998, as amended. (1)
      10.17+    Employment Agreement between Cynthia M. Butitta and Telik, dated February 5, 2001. (3)
      10.18     Employment Agreement between Michael M. Wick, MD, PhD and Telik, dated December 10, 1997, as amended. (1)
      10.16+    Employment Agreement between Wm. David Henner, MD, PhD and
                Telik, dated December 10, 2000.
      10.17     Lease between Telik and Chamberlin Associates--Oyster Point
                Phase I L.P., dated July 25, 1997, as amended. (1)
      23.1+     Consent of Ernst & Young LLP, Independent Auditors.

(1) Incorporated by reference to exhibits to the Company's Registration Statement on Form S-1 filed on April 4, 2000 (File No. 333-33868).

(2) Incorporated by reference to exhibit to the Company's Registration Statement on Form S-1 filed on July 3, 2000 (File No. 333-33868).

(3)   Management contract or compensatory arrangement.

(4) Incorporated by reference to exhibit to the Company's Registration Statement on Form S-8 filed on August 30, 2000 (File No. 333-44826).

(5) Incorporated by reference to exhibit to the Company's Registration Statement on Form S-1 filed on August 7, 2000 (File No. 333-33868).

* Confidential treatment has been granted for portions of this document. The information omitted pursuant to such confidential treatment order has been filed separately with the Securities and Exchange Commission.

** Portions hereof have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Rule 24b-2.

+ Previously filed on March 28, 2001.

(b) Reports on Form 8-K.

No reports on Form 8-K were filed during the fiscal quarter ended December 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated September 20, 2001                            TELIK, INC.

                                                    /s/ Michael M. Wick, MD, PhD
                                                    ----------------------------
                                                        Michael M. Wick, MD, PhD
                                 President, Chief Executive Officer and Chairman
                                                   (Principal Executive Officer)

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael M. Wick, MD, PhD and Cynthia M Butitta, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

        Signature                                   Title                                     Date
        ---------                                   -----                                     ----
/s/ Michael M. Wick, MD, PhD       President, Chief Executive Officer and               September 20, 2001
----------------------------
Michael M. Wick, MD, PhD           Director (Principal Executive Officer)

/s/ Cynthia M. Butitta             Chief Operating Officer and Chief Financial          September 20, 2001
----------------------
Cynthia M. Butitta                 Officer (Principal Financial and Accounting
                                   Officer)

                                   Director
---------------------
Jean Deleage, PhD

/s/ David R. Bethune               Director                                             September 20, 2001
--------------------
David R. Bethune

/s/ David W. Martin, Jr., MD       Director                                             September 20, 2001
----------------------------
David W. Martin, Jr., MD

/s/ Stefan Ryser, PhD              Director                                             September 20, 2001
---------------------
Stefan Ryser, PhD