Form 10-Q
period 2001-09-30
TELIK INC
filed 2001-11-08
CIK 1109196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED SEPTEMBER 30, 2001

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class: Common Stock $0.01 par value	Outstanding at October 31, 2001:
27,752,266 shares

TELIK, INC.

INDEX

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Telik, Inc.
Condensed Balance Sheets
(In thousands, except share and per share data)

	September 30, 2001	December 31, 2000
	(Unaudited)	(Note 1)
Assets
Current assets
Cash and cash equivalents	$14,517	$11,959
Short-term investments	14,527	27,189
Due from underwriters	24,440	–
Prepaid expenses and other assets	800	842

Total current assets	54,284	39,990
Property and equipment, net	889	822
Long-term investments	2,666	2,102
Other assets	81	80

	$57,920	$42,994

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,285	$889
Accrued clinical trials	661	465
Accrued compensation	202	160
Other accrued liabilities	831	595
Deferred revenue	1,059	200

Total current liabilities	4,038	2,309

Long-term liabilities	15	69

Commitments

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 authorized,
none issued and outstanding
Common stock, $0.01 par value, 100,000,000 shares
authorized in 2001 and 2000, 27,114,952 and
22,676,035 shares issued and outstanding in
2001 and 2000, respectively	271	227
Additional paid-in capital	131,600	106,795
Deferred stock compensation	(1,772)	(2,312)
Note receivable from employee	(153)	(153)
Accumulated other comprehensive income	90	–
Accumulated deficit	(76,169)	(63,941)

Total stockholders’ equity	53,867	40,616

Total liabilities and stockholders’ equity	$57,920	$42,994

See accompanying notes

Telik, Inc.
Condensed Statements of Operations
(In thousands, except for per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Contract revenue from collaborations:
With related parties	$530	$562	$1,324	$1,687
Other	—	134	67	339
Other revenues	25	25	58	25
	555	721	1,449	2,051
Costs and expenses:
Research and development	4,352	2,872	12,112	7,991
General and administrative	977	552	3,134	5,141
	5,329	3,424	15,246	13,132
Loss from operations	(4,774)	(2,703)	(13,797)	(11,081)
Interest income, net	424	434	1,569	685
Net loss	(4,350)	(2,269)	(12,228)	(10,396)
Deemed dividend to preferred stockholders	—	—	—	(4,667)

Net loss allocable to common stockholders	$(4,350)	$(2,269)	$(12,228)	$(15,063)

Net loss per common share, basic and diluted	$(0.19)	$(0.17)	$(0.54)	$(2.52)

Weighted average shares used in computing net loss
per common share, basic and diluted	23,096	13,396	22,791	5,976

See accompanying notes

Telik, Inc.
Condensed Statements of Cash Flows
(In thousands, unaudited)

	Nine Months Ended September 30,
	2001	2000
Operating activities
Net loss	$(12,228)	$(10,396)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	339	411
Amortization of deferred stock compensation	540	386
Stock options issued to consultants	17	4,063
Amortization of discount on investments	33	67
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	42	(191)
Accounts payable	396	635
Accrued clinical trials	196	240
Accrued compensation	42	6
Other accrued liabilities	236	78
Deferred revenue	859	(1,354)
Long-term liabilities	(52)	(2)

Net cash used in operating activities	(9,580)	(6,057)

Investing activities
Sales and maturities of investments	98,805	2,750
Purchases of investments	(86,650)	(3,650)
Purchases of property and equipment	(406)	(69)

Net cash provided by (used in) investing activities	11,749	(969)

Financing activities
Principal payments under capital lease obligations and
equipment loans	(2)	(239)
Net proceeds from issuance of convertible preferred stock	—	6,950
Net proceeds from issuance of common stock and warrants
net of amount due from underwriters	391	36,341

Net cash provided by financing activities	389	43,052

Net decrease in cash and cash equivalents	2,558	36,026
Cash and cash equivalents at beginning of period	11,959	1,950

Cash and cash equivalents at end of period	$14,517	$37,976

Supplemental cash flow information
Cash paid for interest	$3	$171

Schedule of non cash transactions
Deferred stock compensation	$—	$2,617

Note receivable for preferred stock	$—	$5,000

Note receivable received for common stock	$—	$153

See accompanying notes

TELIK, INC.
Notes to Condensed Financial Statements
(Unaudited)

1.  Basis of presentation and summary of significant accounting policies

        We have prepared the accompanying financial statements in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. We believe all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001 or any other period. You should read these financial statements and notes in conjunction with our audited financial statements for the year ended December 31 2000, which are included in our Annual Report on Form 10-K.

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

Comprehensive loss

	Three months ended		Nine months ended
	September 30,		September 30,

	2001	2000	2001	2000
	(In thousands)		(In thousands)

Net loss allocable to common stockholders	$(4,350)	$(2,269)	$(12,228)	$(15,063)

Change in unrealized gain on investments	1	–	90	–

Comprehensive loss	$(4,349)	$(2,269)	$(12,138)	$(15,063)

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

          A reconciliation of shares used in the calculations is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
	(In thousands, except per share amounts)

Net loss allocable to common stockholders	$(4,350)	$(2,269)	$(12,228)	$(15,063)

Weighted average shares of common stock
outstanding	23,192	13,492	22,887	6,009
Less: weighted average shares subject to
repurchase	(96)	(96)	(96)	(33)

Weighted average shares used in computing
basic and diluted net loss per share	23,096	13,396	22,791	5,976

Net loss per common share, basic and diluted	$(0.19)	$(0.17)	$(0.54)	$(2.52)

          Our preferred stock converted into common stock upon the closing of our initial public offering in August 2000. For information purposes, the following pro forma net loss per share data reflects the assumed conversion of our preferred stock into common stock at January 1, 2000:

	Three months ended September 30, 2000	Nine months ended September 30, 2000
Pro forma:	(In thousands, except per share amounts)
Shares used above	13,396	5,976
Pro forma adjustment to reflect weighted
average effect of assumed conversion
of preferred stock	6,153	10,854

Total weighted average shares of common
stock outstanding pro forma	19,549	16,830

Pro forma net loss per common share, basic and diluted	$(0.12)	$(0.90)

TELIK, INC.
Notes to Condensed Financial Statements
(Unaudited)

3.  Deemed dividend upon issuance of convertible preferred stock

            In March 2000, we consummated the sale of 1,166,667 shares of Series K convertible preferred stock at $6.00 per share for net proceeds of approximately $1,950,000 and a short term note receivable of $5,000,000. At the date of issuance, we believed the per-share price of $6.00 represented the fair value of the preferred stock. Subsequent to the date of issuance, we re-evaluated the fair value of our common stock. Accordingly, the increase in fair value resulted in a beneficial conversion feature of $4,667,000 that we recorded as a deemed dividend to preferred stockholders in the first quarter of 2000. We recorded the deemed dividend at the date of issuance by offsetting charges and credits to additional paid-in capital, without any effect on total stockholders’ equity. The preferred stock dividend increased the net loss allocable to common stockholders used in the calculation of basic and diluted net loss per common share for the nine-month period ended September 30, 2000.

4.  Follow-on public offering

            On September 28, 2001 our registration statement covering 4.6 million shares of our common stock in connection with a follow-on public offering was declared effective by the SEC. We received $24.4 million in proceeds from the issuance of the initial 4.0 million shares at a price of $6.50 per share on October 3, 2001, representing gross proceeds less underwriting discounts and commissions. We have reported this amount as due from underwriters in the accompanying financial statements.

            The total net proceeds from the follow-on public offering, including the exercise of the underwriters' over-allotment option to purchase the remaining 600,000 shares in October 2001, was $27.6 million. Our cash, cash equivalents and investments balance of $31.7 million at September 30, 2001 does not include the net proceeds received from the follow-on public offering.

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Statements of Expected Future Performance

            This Quarterly Report on Form 10-Q contains statements indicating expectations about future performance and other forward-looking statements that involve risks and uncertainties. We usually use words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “future”, “intend,” “potential,” or “continue” or the negative of these terms or similar expressions to identify forward-looking statements. These statements appear throughout the Form 10-Q and are statements regarding our current intent, belief, or expectation, primarily with respect to our operations and related industry developments. Examples of these statements include, but are not limited to, statements regarding the following: the extent to which our issued and pending patents may protect our products and technology, our ability to identify new product candidates using TRAP technology (our proprietary Target-Related Affinity Profiling technology, which is discussed below), the potential of such product candidates to lead to the development of safer or more effective therapies, our ability to develop the technology derived from our collaborations, our anticipated timing for filing an IND (Investigational New Drug application) with the Food and Drug Administration (FDA) or for the initiation or completion of phase 1, phase 2 or phase 3 testing for any of our product candidates, our future operating expenses, our future losses, our future expenditures for research and development and our use of proceeds from the initial and follow-on public offerings. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in the section of this Item 2 titled “ Additional Factors That May Affect Future Results”, and elsewhere in this Quarterly Report on Form 10-Q.

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

Overview

            We are engaged in the discovery, development and commercialization of small molecule therapeutics. We have incurred net losses since inception and expect to incur substantial and increasing losses for the next several years as we expand our research and development activities and move our product candidates into later stages of development. The process of carrying out the development of our own unpartnered products to later stages of development and our research programs for our corporate partners may require significant additional expenditures for research and development including preclinical testing and clinical trials, as well as for obtaining regulatory approvals. To date, we have funded our operations primarily through the sale of equity securities, non-equity payments from collaborators and capital asset lease financings. At September 30, 2001 our accumulated deficit was $76.2 million.

Results of Operations

Three-month periods ended September 30, 2001 and 2000

Revenues

            Revenues for the three-month periods ended September 30, 2001 and 2000 were $0.6 million and $0.7 million, respectively. Revenues in both periods resulted from the recognition of deferred contract revenue from collaborative agreements and funded research related to a grant received from the National Institutes of Health.

Research and development expenses

            Research and development expenses for the three-month periods ended September 30, 2001 and 2000 were $4.4 million and $2.9 million, respectively. The increase in expenses in 2001 was primarily due to clinical and drug product costs associated with the initiation of phase 2 clinical trials of TLK286 in 2001.

General and administrative expenses

            General and administrative expenses for the three-month periods ended September 30, 2001 and 2000 were $1.0 million and $0.6 million, respectively. The increase in general and administrative expenses in 2001 was due primarily to costs relating to the administration of Telik as a public company.

Nine-month periods ended September 30, 2001 and 2000

Revenues

            Revenues for the nine-month periods ended September 30, 2001 and 2000 were $1.4 million and $2.1 million, respectively. Revenue in both periods resulted from the recognition of deferred contract revenue from collaborative agreements and funded research related to grants received from the National Institutes of Health. Deferred contract revenue was lower in 2001 due primarily to the longer term of the contractual obligations of funded research agreements, which resulted in a longer amortization period for revenue recognition purposes.

Research and development expenses

            Research and development expenses for the nine-month periods ended September 30, 2001 and 2000 were $12.1 million and $8.0 million, respectively. The increase in expenses was primarily due to clinical and drug product costs relating to the initiation of phase 2 clinical trials of TLK286 in 2001.

General and administrative expenses

            General and administrative expenses for the nine-month periods ended September 30, 2001 and 2000 were $3.1 million and $5.1 million, respectively. General and administrative expense in 2000 included a $3.8 million non-cash charge for compensation expense relating to stock options. Absent this charge, general and administrative expenses increased by approximately $1.8 million in 2001. This increase was due primarily to staffing and other costs associated with the administration of Telik as a public company.

Liquidity and Capital Resources

            Our cash, cash equivalents and investments totaled $31.7 million at September 30, 2001 (not including the anticipated proceeds from our follow-on public offering). We have financed our operations from inception primarily through sales of equity securities, revenue from collaborative agreements and interest earned on investments. As of September 30, 2001, we had raised $99.9 million from the sale of equity securities, including $11.0 million from collaborators and $35.6 million from our initial public offering, and received $13.5 million in funding for collaborative research agreements. In October 2001, we completed a follow-on public offering of 4.6 million shares at a price of $6.50 per share, receiving net proceeds of $27.6 million.

            We believe our existing cash, cash equivalents and investments balance at September 30, 2001, the net proceeds received from the follow-on public offering noted above and anticipated cash flow from existing and future collaborations, if any, will be sufficient to support our current operating plan through at least the next 24 months; however, we have based this estimate on assumptions that may prove to be wrong. Our future funding requirements will depend on many factors, including, but not limited to:

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

Outlook

            We continue to expect to expand phase 2 trials of TLK286 in the fourth quarter of 2001 and to increase drug production to support current and future TLK286 clinical trials. We also plan to file an IND in the fourth quarter of 2001 for FDA clearance to begin clinical testing of our TLK199 product candidate for the treatment of myelodysplastic syndrome, or MDS, and related disorders. We expect our operating expenses will increase in the fourth quarter of 2001 principally as a result of the activities noted above.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

            Our business is subject to various risks, including those described below. You should carefully consider these risk factors as each of these risks could adversely affect our business, operating results and financial condition.

We have a history of net losses, which we expect to continue for at least several years. We will never be profitable unless we develop, and obtain regulatory approval and market acceptance of, our product candidates.

            Due to the significant research and development expenditures required to develop our TRAP technology and identify new product candidates and the lack of any products to generate revenue, we have not been profitable and have generated operating losses since we were incorporated in 1988. As of September 30, 2001, we had an accumulated deficit of approximately $76.2 million. We expect to incur losses for at least the next several years and expect that these losses will actually increase as we expand our research and development activities and incur significant clinical testing costs. To date, we have derived substantially all of our revenues, which have not been significant, from project initiation fees and research reimbursement paid pursuant to existing collaborative agreements with third parties and achievement of milestones under current collaborations. We expect that this trend will continue until we develop, and obtain regulatory approval and market acceptance of, our product candidates. We cannot assure you when, if ever, we will receive product revenue, if any, sufficient to become profitable.

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

            Any clinical trial may fail to produce results satisfactory to the FDA. Preclinical and clinical data can be interpreted in different ways, which could delay, limit or prevent regulatory approval. Negative or inconclusive results or adverse medical events during a clinical trial could cause a clinical trial to be repeated or a program to be terminated. We typically rely on third-party clinical investigators to conduct our clinical trials and, as a result, we may face additional delaying factors outside our control.

            We do not know whether planned clinical trials will begin on time or whether any of our clinical trials will be completed on schedule or at all. We do not know whether any clinical trials will result in marketable products. Typically, there is a high rate of attrition for product candidates in preclinical and clinical trials.

            Only one of our product candidates, TLK286, has completed the stage of human testing designed to determine safety, known as phase 1 clinical trials and, to date, we have only limited data on safety and efficacy in humans, with respect to this product candidate. We initiated our first phase 2 clinical trials of TLK286 in colorectal, ovarian and non-small cell lung cancers in the first half of 2001. We are in the process of conducting the necessary work to support the filing of an IND application for TLK199, our second cancer product candidate. The FDA may require us to run more preclinical tests, which could delay commencing clinical trials of TLK199. Finally, our success depends, in part, on our ability to complete preclinical development of our diabetes product candidates and take them through early clinical trials. We do not anticipate that any of our products will reach the market for at least several years.

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

            If we are unable to continue to identify new product candidates using TRAP technology, we may not be able to maintain our product pipeline and develop commercially viable drugs.

If we are unable to raise adequate funds in the future, we will not be able to continue to fund our operations, research programs, preclinical testing and clinical trials to develop our products.

            The process of carrying out the development of our own unpartnered products to later stages of development and developing other research programs to the stage that they may be partnered will require significant additional expenditures, including the expenses associated with preclinical testing, clinical trials and obtaining regulatory approval. As a result, we will require additional financing to fund our operations. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to our stockholders. We have expended substantial amounts of cash to date and expect capital outlays and operating expenditures to increase over the next several years as we expand our research and development activities.

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

            Our competitors may succeed in developing technologies and drugs that are more effective or less costly than any which are being developed by us or which would render our technology and potential drugs obsolete and noncompetitive. In addition, our competitors may succeed in obtaining FDA or other regulatory approvals for product candidates more rapidly than we, or our collaborators. We cannot assure you that drugs resulting from our research and development efforts, or from our joint efforts with our existing or future collaborative partners, will be able to compete successfully with our competitors’ existing products or products under development or that they will obtain regulatory approval in the United States or elsewhere.

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

            Our success depends on the continued contributions of our principal management and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, scientists and companies in the face of intense competition for such personnel. In particular, our research programs depend on our ability to attract and retain highly skilled chemists and other scientists. As we progress to advanced phase 2 and 3 clinical trials, we will also need to expand our clinical development personnel. We do not have employment contracts with our key employees. If we lose the services of Dr. Michael Wick or any of our other key personnel, our research and development efforts could be seriously and adversely affected. There is currently a shortage of skilled executives and employees with technical expertise in the biotechnology industry, and this shortage is likely to continue. As a result, competition among numerous companies, academic and other research institutions for skilled personnel and experienced scientists is intense and turnover rates are high. In recent years, the cost of living in the San Francisco Bay Area has increased significantly, which we expect will adversely affect our ability to compete for qualified personnel and will increase costs. Because of this competitive environment, we may encounter increasing difficulty in attracting qualified personnel as our operations expand and the demand for these professionals increases, and this difficulty could significantly impede the achievement of our research and development objectives.

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

If we, or our licensees and licensors, cannot obtain and defend our respective intellectual property rights, or if our products or technologies are found to infringe patents of third parties, we could become involved in lengthy and costly legal proceedings that could adversely affect our business.

            Our success will depend in a large part on our own, our licensees’ and our licensors’ ability to obtain and defend patents for each party’s respective technologies and the compounds and other products, if any, resulting from the application of these technologies. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. Accordingly, we cannot predict the breadth of claims allowed in our or other companies’ patents.

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

            The degree of future protection for our proprietary rights is uncertain and we cannot assure you that:

•	we were the first to make the inventions covered by each of our pending patent applications;
•	we were the first to file patent applications for these inventions;
•	others will not independently develop similar or alternative technologies or duplicate any of our technologies;
•	any of our pending patent applications will result in issued patents;
•	any patents issued to us or our collaborators will provide a basis for commercially viable products, will provide us with any competitive advantages or will not be challenged by third parties;
•	any of our issued patents will be valid or enforceable;
•	we will develop additional proprietary technologies that are patentable; or
•	the patents of others will not have an adverse effect on our ability to do business.

            In addition, we could incur substantial costs and use of our key employees’ time and efforts in litigation if we are required to defend against patent suits brought by third parties or if we initiate these suits, and we cannot predict whether we would be able to prevail in any such suit.

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

            In addition, some of our patents and intellectual property rights are owned jointly by us and our collaborators. We cannot assure you that these joint owners will not use these patents and other intellectual property in ways that may negatively affect our business. We will not be able to prevent such use.

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

            We expect to enter into collaborative arrangements with third parties for clinical trials, manufacturing, regulatory approvals or commercialization of some of our products, particularly outside North America, or in disease areas requiring larger and longer clinical trials, such as diabetes. Dependence on collaborative arrangements will subject us to a number of risks. We may not be able to control the amount and timing of resources our collaborative partners may devote to the product candidates. Our collaborative partners may experience financial difficulties. Should a collaborative partner fail to develop or commercialize a compound or product to which it has rights from us, we may not receive any future milestone payments and will not receive any royalties associated with this compound or product. Business combinations or significant changes in a collaborative partner’s business strategy may also adversely affect a partner’s willingness or ability to complete its obligations under the arrangement. Failure to enter into additional collaborative agreements on favorable terms could have a material adverse effect on our business, financial condition and results of operations.

            Some of our collaborations are for early-stage programs and allow partners significant discretion in electing whether to pursue any of the planned activities. We do not anticipate significant revenues to result from these relationships until the collaborator has advanced products into clinical trials, which will not occur for several years, if at all. Such arrangements are subject to numerous risks, including the right of the collaboration partner to control the timing of the research and development efforts, and discretion to advance lead candidates to clinical trials and commercialization of the product. In addition, a collaborative partner could independently move forward with a competing lead candidate developed either independently or in collaboration with others, including our competitors.

If we are unable to contract with third parties to manufacture our products in sufficient quantities and at an acceptable cost, we may be unable to meet demand for our products and lose potential revenue.

            We do not currently operate manufacturing facilities for clinical or commercial production of our products under development. We expect to continue to rely on third parties for the manufacture of our product. We currently lack the resources or capability to manufacture any of our products on a clinical or commercial scale. As a result, we will be dependent on corporate partners, licensees or other third parties for the manufacturing of clinical and commercial scale quantities of our products. Our products may be in competition with other products for access to these facilities. For this and other reasons, our collaborators or third parties may not be able to manufacture these products in a cost effective or timely manner. If not performed in a timely manner, the clinical trial development of our product candidates or their submission for regulatory approval could be delayed, and our ability to deliver products on a timely basis could be impaired or precluded. We are currently dependent upon a sole source of supply for clinical quantities of TLK286 and are in the process of identifying alternative suppliers. If our primary supplier fails to perform, our clinical trials or commercialization of TLK286 would be delayed. We may not be able to enter into any necessary third-party manufacturing arrangements on acceptable terms, if at all. Our current dependence upon others for the manufacture of our products may adversely affect our future profit margins and our ability to commercialize products on a timely and competitive basis.

If we are unable to create sales, marketing and distribution capabilities or enter into agreements with third parties to perform these functions, we will not be able to commercialize products.

            We currently have no sales, marketing or distribution capabilities. In order to commercialize any products, we must internally develop sales, marketing and distribution capabilities, or establish collaborations or other arrangements with third parties to perform these services. We intend to market some products directly in North America and rely on relationships with one or more pharmaceutical companies with established distribution systems and direct sales forces to market other products and address other markets. We may not be able to establish in-house sales and distribution capabilities or relationships with third parties. To the extent that we enter into co-promotion or other licensing arrangements, our product revenues are likely to be lower than if we directly marketed and sold our products, and any revenues we receive will depend upon the efforts of third parties, whose efforts may not be successful.

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

Substantial future sales of our common stock by us or by our existing stockholders could cause our stock price to fall.

            Additional equity financings or other share issuances by us, including shares issued in connection with strategic alliances, could adversely affect the market price of our common stock. Sales by existing stockholders of a large number of shares of our common stock in the public market or the perception that additional sales could occur could cause the market price of our common stock to drop.

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

            The fair value of our investments in marketable securities at September 30, 2001 was $17.2 million, with a weighted-average maturity of 174 days and a weighted-average interest rate of 4.17%. Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio. Our marketable securities portfolio is primarily invested in corporate debt securities with an average maturity of under one year and a minimum investment grade rating of A to minimize credit risk. Although changes in interest rates may affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments were sold prior to maturity.

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

            From the time of receipt through September 30, 2001, we have applied the net proceeds from the offering as follows:

(Estimations, in $000’s)
Purchases and installation of machinery and equipment	$133
Repayment of indebtedness	2
Working capital used in operations	4,248
Purchases of investment grade interest bearing securities	31,217

            We plan to use the balance of the net proceeds of our initial public offering for clinical trials, pre-clinical studies and general corporate purposes, including working capital and product development. We may use a portion of the net proceeds to acquire or invest in products and technologies that are complementary to our own, although no acquisitions are planned or being negotiated as of the date of this filing, and we have not allocated any portion of the net proceeds for any specific acquisition. None of the net proceeds of the initial public offering were paid directly or indirectly to any director, officer, general partner of Telik or their associates, persons owning 10% or more of any class of equity securities of Telik, or an affiliate of Telik. We expect that our use of proceeds from the offering will conform to the intended use of proceeds as described in our initial public offering prospectus dated August 11, 2000.

ITEM 3.   Defaults Upon Senior Securities

None

ITEM 4.   Submission of Matters To a Vote of Security Holders

None

ITEM 5.    Other Information

None

ITEM 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

None

(b)  Reports on Form 8-K

We filed a Current Report on Form 8-K on September 21, 2001 updating our Risk Factors and the description of our Business in connection with our public equity offering.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELIK, INC.                            Dated November 8, 2001

/s/  Cynthia M. Butitta
Cynthia M. Butitta
Chief Operating Officer and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)