Form 10-K
period 2001-12-31
TELIK INC
filed 2002-03-27
CIK 1109196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission File Number: 0-31265

TELIK, INC.
(Exact name of registrant as specified in its charter)

Delaware	93-0987903
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

750 Gateway Boulevard, South San Francisco, CA 94080
(Address, including zip code, of principal executive offices)

Registrant’s telephone number, including area code:    (650) 244-9303

Securities registered pursuant to section 12(b) of the act:    none

Securities registered pursuant to section 12(g) of the act:

Common stock $0.01 par value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing sale price of the Common Stock as reported on the Nasdaq Stock Market on March 1, 2002 was approximately $170,000,000. The determination of affiliate status for the purposes of this calculation is not necessarily a conclusive determination for other purposes. The calculation excludes approximately 10,800,000 shares held by directors, officers and stockholders whose ownership exceeds five percent of the Registrant’s outstanding Common Stock as of March 1, 2002. Exclusion of these shares should not be construed to indicate that such person controls, is controlled by or is under common control with the Registrant. The number of outstanding shares of the Registrant’s Common Stock as of the close of business on March 1, 2002 was 27,827,810.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12 and 13 of Part III incorporate information by reference from the definitive proxy statement for the Registrant’s Annual Meeting of Stockholders to be held on May 14, 2002.

TELIK, INC.
2001 ANNUAL REPORT ON FORM 10-K

Disclosure Regarding Forward-Looking Statements

This report on Form 10-K contains statements indicating expectations about future performance and other forward-looking statements that involve risks and uncertainties. We usually use words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “future,” “intend,” “potential,” or “continue” or the negative of these terms or similar expressions to identify forward-looking statements. These statements appear throughout the Form 10-K and are statements regarding our current intent, belief, or expectation, primarily with respect to our operations and related industry developments. Examples of these statements include, but are not limited to, statements regarding the following: the extent to which our issued and pending patents may protect our products and technology, our ability to identify new product candidates using TRAP technology (our proprietary Target-Related Affinity Profiling technology, which is discussed below), the potential of such product candidates to lead to the development of safer or more effective therapies, our ability to develop the technology derived from our collaborations and to enter into additional TRAP collaborations, our anticipated timing for the initiation or completion of phase 1, phase 2 or phase 3 testing for any of our product candidates, our future operating expenses, our future losses, our future expenditures for research and development and our use of proceeds from the initial public offering and our follow-on public offering. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in the section of Item 7 entitled “Certain Business Risks,” and elsewhere in this Form 10-K.

PART I

Item 1.    Business.

Overview

Telik, a Delaware corporation formed in 1988, is a biopharmaceutical company working to discover, develop and commercialize drugs to treat serious diseases for which there is significant demand for new therapies. Our most advanced product development programs are for the treatment of cancer and diabetes. Our most advanced cancer product candidate, currently in phase 2 clinical trials, is TLK286. We are developing TLK286 for the treatment of cancers that have resisted standard chemotherapeutic drugs. TLK286 binds to glutathione S-transferase, or GST, a protein known to play an important role in the development of resistance to commonly used chemotherapeutic drugs. When TLK286 binds to GST P1-1, a type of GST that is elevated in many cancers and is often further elevated following treatment with standard chemotherapeutic drugs, it releases a fragment with a proven mechanism of killing cancer cells. We initiated phase 2 clinical trials in March 2001 in colorectal cancer, in May 2001 in ovarian cancer, in June 2001 in non-small cell lung cancer and in March 2002 in breast cancer. The target enrollments for colorectal, ovarian and non small-cell lung cancers are 70, 35 and 50 patients, respectively, and we have completed enrollment in these trials. The breast cancer trial targets enrollment of 60 patients. We have retained rights for the worldwide commercialization of TLK286.

Our second cancer product candidate, TLK199, is being developed for the treatment of blood disorders, associated with low white blood cell levels. Low white blood cell levels are seen in myelodysplastic syndrome, or MDS, a form of pre-leukemia, or as a toxic side effect of chemotherapy. TLK199 activates the same signaling pathway that is activated by granulocyte colony stimulating factor, or G-CSF, known as Neupogen®, causing the stimulation of white blood cell production. TLK199 accelerates the recovery from chemotherapy-induced low white blood cell levels in animals, similar to the results observed following treatment with G-CSF. We filed an IND for TLK199 in December 2001 and we plan to initiate a phase 1-2a clinical trial in MDS in the second quarter of 2002. We have retained rights for the worldwide commercialization of TLK199.

We are conducting preclinical safety studies to support the development of a product candidate from a proprietary family of orally active insulin receptor activators for the treatment of Type 2 diabetes. Preclinical studies have provided evidence that TLK17411 and related molecules can initiate or facilitate insulin signaling by directly activating the insulin receptor.

We discovered all of our product candidates using our proprietary chemogenomics technology known as Target-Related Affinity Profiling, or TRAP, which enables the rapid and efficient discovery of small molecule product candidates. TRAP exploits a fundamental property of all drugs, which is their interaction with molecules in the body called proteins. By developing a profile of how a protein disease target interacts with small molecules, we are able to select product candidates for development much faster than with alternative technologies, such as ultra high-throughput screening, or UHTS. We continuously seek to protect the intellectual property surrounding our product candidates and our technology platform. In the United States, we hold over 35 patents protecting our discoveries, and multiple applications are pending. In addition, outside the United States, we hold over 93 patents, and multiple patent applications are pending.

Our Strategy

Key elements of our strategy are to:

•
Develop small molecule drugs for major disease areas.    We intend to develop small molecule drugs to address unmet needs in the areas of cancer, diabetes and inflammatory disease. The number of patients with these diseases has been increasing due primarily to the aging population. This has led to a growing demand for new drugs that offer competitive advantages over existing products, such as improved effectiveness and reduced side effects. The advantages of small molecule drugs over therapeutic proteins include the ease of manufacturing and administration, the potential for oral dosing and applicability to a wider range of disease targets, including those inside the cell. Small molecule drugs comprise more than 95% of the pharmaceutical market. Our most advanced product candidates are TLK286 which is currently in phase 2 clinical trials in colorectal, ovarian, non-small cell lung and breast cancer and TLK199 for which we plan to initiate a phase 1-2a trial in MDS in the second quarter of 2002.

•
Retain commercial rights to our product candidates.    We will seek to retain significant commercial rights to our product candidates by conducting clinical development activities at least through initial proof of efficacy in humans. Since the development process for cancer drugs is relatively efficient and well defined, the cost and time required to bring new drugs to market is significantly less than that required for other therapeutic categories, permitting us to retain commercialization rights through completion of clinical trials. In disease areas that require larger and longer clinical trials, such as diabetes, we will share the risks and costs of development by partnering these programs before completion of pivotal trials, which we expect may require granting commercialization rights to our collaborators.

Our goal is to develop and commercialize our cancer product candidates in North America. We believe that the hospital-based cancer market in the United States is readily accessible by a limited sales and marketing presence due to the concentrated market of prescribing physicians coupled with the substantial unmet therapeutic needs. As appropriate, we will establish collaborations with multinational pharmaceutical companies to assist in the commercialization of our product candidates.

•
Select targets strategically.    We believe that we can apply our drug discovery technology to virtually any protein target. We regularly review the progress of scientific and clinical research in important disease areas to identify targets with commercial promise. By careful selection of targets, we intend to develop product candidates with a clear path to regulatory approval and the potential to show early evidence of clinical efficacy. This strategy will allow us to reduce the risk inherent in drug discovery and accelerate the commercialization of our drug candidates.

•
Use TRAP to sustain a pipeline of drug candidates.    Because our TRAP platform technology allows us to rapidly and efficiently identify small molecules active against potential disease targets, we have the capacity to examine a large number of targets in order to select those with therapeutic promise. We will seek to use this platform to provide a stream of promising future development candidates.

•
Leverage and expand the use of TRAP.    We may seek selected additional partners for TRAP collaborations. These collaborations do not limit our internal efforts and may strengthen our TRAP technology by providing information on the performance of our panel proteins. Any significant revenues from these collaborations are more likely to be in the form of milestone and royalty payments, rather than up-front payments or funded research.

Product Candidates

Our efforts are concentrated in three major therapeutic areas: cancer, diabetes and inflammatory diseases. Our two most advanced product candidates are for cancer treatment. We are developing TLK286, which entered phase 2 clinical trials in the first half of 2001, for the treatment of chemotherapy-resistant cancers. We are developing TLK199 for the treatment of low white blood cell levels found in MDS, a form of pre-leukemia, as well as a toxic side effect of conventional chemotherapy characterized by depletion of white blood cells. We plan to initiate a phase 1-2a clinical trial in MDS in the second quarter of 2002. In addition, we have discovered novel insulin receptor activators, which are in preclinical development for the treatment of Type 2 diabetes.

Application of our TRAP technology has led to a pipeline of both potential product candidates and earlier stage research programs. We are constantly evaluating and prioritizing our early stage programs. The following table summarizes key information about our pipeline.

Product Candidate	Clinical Indication	Development Status	Commercialization Rights

TLK286 Targeted chemotherapeutic drug	Chemotherapy-resistant cancers, including colon, ovarian, lung, breast, pancreas and lymphoma/leukemia
• Phase 2 clinical trials in colorectal, ovarian, and non-small cell lung cancers, enrollment completed
• Phase 2 clinical trial in breast cancer initiated
• Phase 1 clinical trial, dose schedule once every week, completed
• Phase 1 clinical trial, dose schedule once every three weeks, completed
Worldwide

TLK199 Bone marrow stimulant	MDS, low white blood cell count, neutropenia associated with chemotherapy	• IND filed December 2001 • Phase 1-2a clinical trial in MDS to be initiated second quarter 2002	Worldwide

Insulin receptor activators	Type 2 diabetes	• Oral activity in animal models • Preclinical and safety assessment initiated	Worldwide except Japan and most other Asian countries

MCP-1 antagonist	Rheumatoid arthritis, asthma, atherosclerosis, multiple sclerosis, cancer	• Small molecule inhibitors discovered • Lead optimization underway	North and South America and jointly in Europe

GST inhibitor	Cancer	• Small molecule inhibitors discovered • Lead optimization underway	Worldwide

MIP-1a inhibitor	Cancer, rheumatoid arthritis, multiple sclerosis	• Small molecule inhibitors discovered • Lead optimization underway	Worldwide

IL-8 inhibitor	Cancer, rheumatoid arthritis, nephritis, psoriasis	• Small molecule inhibitors discovered • Lead optimization underway	Worldwide

IGF-1 receptor inhibitor	Cancer	• Small molecule inhibitors discovered	Worldwide

Caspase modulator	Cancer	• Small molecule inhibitors discovered	Worldwide

XIAP inhibitor	Cancer	• Small molecule inhibitors discovered	Worldwide

Product Development Programs

Cancer

Our two most advanced product candidates, TLK286 and TLK199, are being developed to treat serious cancers for which there is significant demand for new therapies. Cancer is the second leading cause of death in the United States. It is estimated that 1.3 million people will be diagnosed with cancer in the United States in 2002 and more than 555,000 of these people will die of their disease. The five-year survival rates for patients with cancers that have spread from their original site are poor. For example, after spread of the cancer, only approximately 6-9% of patients with colorectal cancer survive, only approximately 2% with lung cancer and only approximately 16-22% with breast cancer. These poor survival rates reflect the limitations of current treatments and the development of resistance to available treatments. In addition, current treatments are often associated with severe toxic side effects.

TLK286—Tumor-activated cancer drug

TLK286 is a small molecule product candidate we are developing for the treatment of cancers that have resisted standard chemotherapeutic drugs. TLK286 binds to glutathione S-transferase, or GST, a protein known to play an important role in the development of resistance to commonly used chemotherapeutic drugs. GST initiates a series of events in a cell that are responsible for the deactivation of a variety of drugs and toxins and their subsequent removal from the body. In a person with a cancer, GST also functions to break down chemotherapeutic drugs administered for treatment. If a person’s cancer has increased GST levels, either initially or following exposure to some chemotherapeutic drugs, GST will limit the effectiveness of treatment by breaking down the chemotherapeutic drug before it can kill cancer cells.

GST P1-1 is a type of GST that is elevated in many cancers and is often further elevated following treatment with standard chemotherapeutic drugs. When TLK286 binds to GST P1-1, it releases a fragment with a proven mechanism of killing cancer cells. In contrast to the usual situation where GST is involved in the destruction of chemotherapeutic drugs, GST activates TLK286 when it reaches its cellular target. In this way, TLK286 kills cancer cells by utilizing the same mechanism that normally deactivates chemotherapeutic drugs, which results in cell death through a process called apoptosis.

In December 1999, we filed an IND with the Food and Drug Administration (FDA) to initiate phase 1 clinical testing of TLK286. In January 2000, we commenced a phase 1 clinical trial of TLK286 at the University of California at Los Angeles, in patients with advanced cancers resistant to standard chemotherapy. The objectives of the clinical trial were to assess the safety and pharmacokinetics of TLK286 through the determination of the maximum tolerated dose, the dose limiting toxicities, and blood levels.

Patients were treated according to two dose schedules. On the once every three week schedule, a total of 35 advanced cancer patients were treated and 32 patients received at least 2 cycles of treatment. Each group of three patients received two doses of TLK286. As each dose level was well tolerated, the next group of three patients was begun on a higher dose of TLK 286. Although measurement of anti-tumor activity was not an objective of the study, tumor size was measured as part of the patient’s general medical evaluation at six weeks. Patients who experienced tumor shrinkage or lack of tumor growth were allowed to receive additional doses until progression or toxicity occurred.

We presented the completed results of the phase 1 clinical trial in May 2001 at the American Society of Clinical Oncology (ASCO) 37th Annual Meeting. The results of the once every three week schedule showed that TLK286 was well tolerated, established the maximum tolerated dose of TLK286 and determined the optimal dose for phase 2 clinical trials for this dosing schedule. TLK286 was shown to have a favorable safety profile in cancer patients, including those who were treated beyond the six-week period specified in the study protocol, some for several months. The most frequent side effects were mild and reversible. Unlike most cancer chemotherapeutic drugs, TLK286 did not cause the common side effect of low white blood cell levels, and therefore may be expected to be more easily used in combination with standard cancer drugs. Ten patients, representing a variety of advanced stage tumors, including patients with colorectal, breast, sarcoma, lung, kidney, and bladder cancer as well as an adenocarcinoma of unknown origin, continued therapy beyond the six week period since their tumors stopped progressing or had evidence of tumor shrinkage. The longest treatment period was 10.5 months.

In August 2000, we commenced a second phase 1 trial in patients with advanced cancers using the once every week dose schedule. On this dose schedule, one dose is given every week for six weeks in three patients per dose level. Preliminary results on the safety and anti-tumor effects seen in this trial were presented at the American Association for Cancer Research – National Cancer Institute – European Organization for Research and Treatment of Cancer (AACR, NCI, EORTC) annual meeting in October 2001. We reported that three of seven patients had reached the six-week tumor assessment, and were allowed to continue on treatment. Patients on the once every week dose schedule were reported to be tolerating TLK286 well. As each dose level was well tolerated, the next group of three patients was begun on a higher dose of TLK286. Dose escalation on the once every week dose schedule has been completed and the maximum tolerated dose has been established. One patient on the once every week schedule has received 18 months of treatment as of March 2002. We plan to present the completed results of the phase 1 clinical trial on the once every week dose schedule at ASCO, in May 2002.

Based on the combination of favorable safety and anti-tumor effects seen in our phase 1 trials in two dose schedules, we initiated phase 2 clinical trials in March 2001 to establish whether TLK286 is safe and effective in treating cancer in larger patient populations and to continue to determine the types of tumors in which TLK286 is most effective. Tumor shrinkage, time to progression and survival rates are among the effects to be studied in these trials. We initiated phase 2 clinical trials in March 2001 in colorectal cancer, in May 2001 in ovarian cancer, in June 2001 in non-small cell lung cancer and in March 2002 in breast cancer. The target enrollments for colorectal, ovarian and non small-cell lung cancers are 70, 35 and 50 patients, respectively, and we have completed enrollment in these trials. The breast cancer trial targets enrollment of 60 patients.

The following table summarizes the phase 1 and phase 2 clinical trials that have been initiated for TLK286.

TLK286 Clinical Trials

Trial	Trial Design	# of Patients	Status	Purpose	Sites

Phase 1 Advanced cancers	Single agent, dose escalation, single dose, once every 3 weeks	35	Completed	Safety and blood levels	• UCLA

Phase 1 Advanced cancers	Single agent, dose escalation, single dose, once every week	37	Completed	Safety and blood levels	• UCLA

Phase 2 Colorectal cancer	Single agent, open label, single dose, 1000 mg/m2 once every 3 weeks	73	Enrollment complete	Safety and efficacy	• Arizona Cancer Center • MD Anderson Cancer Center • Oregon Health Sciences University • UCLA • USC

Phase 2 Ovarian cancer	Single agent, open label, single dose, 1000 mg/m2 once every 3 weeks	35	Enrollment complete	Safety and efficacy	• Fox Chase Cancer Center • MD Anderson Cancer Center • Memorial Sloan • Kettering Cancer Center

Phase 2 Non-small cell lung cancer	Single agent, open label, single dose, 1000 mg/m2 once every 3 weeks	50	Enrollment complete	Safety and efficacy	• Arizona Cancer Center • MD Anderson Cancer Center • Memorial Sloan Kettering Cancer Center • UCLA

Phase 2 Breast cancer	Single agent, open label, single dose, 960 mg/m2 once every week	60 (targeted)	Enrollment in progress	Safety and efficacy	• University of Indiana Cancer Center

We expect that the results will be available from the colorectal, ovarian and non-small cell lung cancer phase 2 studies described above by the end of 2002. We have initiated a phase 2 trial of TLK286 in patients with metastatic breast cancer. We also expect to conduct additional phase 2 clinical trials to continue to determine whether TLK286 may be effective in treating other types of cancer. Other possible trials may include pancreatic, lymphoma, leukemia and combination trials with standard chemotherapy agents. If the results of these studies are favorable, we intend to begin confirmatory phase 3 clinical trials, which are expected to compare TLK286 to standard therapies for specific cancers. We estimate that we will not be able to file a New Drug Application (NDA) for TLK286 until at least late 2003, and the timing of any such application will depend on the progress and results of our clinical trials and the outcome of discussions with regulatory authorities.

We have worldwide commercial rights to TLK286 and intend to commercialize TLK286 in North America. At the appropriate time, we will select a collaborator in other territories with capabilities in manufacturing, sales and marketing.

TLK199—Bone marrow stimulant as an adjunct for cancer therapy

TLK199 is a small molecule product candidate that is designed to increase white blood cell counts in cancer patients. In addition to killing cancer cells, chemotherapeutic drugs also kill rapidly dividing normal cells. These include normal cells found in bone marrow that eventually become white blood cells capable of fighting infection. Lowered levels of a type of white blood cells, called neutrophils, cause a condition called neutropenia. Neutropenia is a common side effect of chemotherapy and renders the already weakened cancer patient susceptible to life-threatening infections. Low white blood cell levels are also found in a number of pre-leukemic conditions, such as MDS, that may require treatment to prevent infections.

Granulocyte colony stimulating factor, or G-CSF, is the current standard therapy for the treatment of neutropenia, since it accelerates the recovery of white blood cells to a normal level. G-CSF acts by binding to a receptor protein on the surface of the cell and activating a signaling pathway within the cell. This signal causes white blood cells in the bone marrow to divide and mature, increasing the number of white cells in the blood capable of fighting infection. TLK199 acts upon the signaling pathway that is activated by G-CSF.

We filed an IND in December 2001. The FDA has completed their review of the IND, and we plan to begin phase 1-2a clinical trials in patients with MDS and related disorders in the second quarter of 2002. MDS is a disease which is characterized by defects in the blood producing cells of the bone marrow, in which low white blood cell levels occur and patients are at risk of serious infections. MDS is a pre-leukemic condition, since approximately 70% of MDS patients evolve into acute leukemia. The current treatments for MDS, including antibiotics, growth factors and bone marrow transplant, remain unsatisfactory. This clinical study will establish the safety, dose limiting toxicities and maximum tolerated dose of TLK199. Once the maximum tolerated dose is determined, the subsequent 2a stage of the study will evaluate the safety and efficacy of TLK199 in the treatment of the low white blood cell levels in this disorder.

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

Diabetes

Diabetes is a major health problem with more than 150 million people estimated to be afflicted worldwide. Diabetes is a leading cause of serious coronary disease, adult blindness, lower limb amputations and serious kidney disease. Adult onset, or Type 2 diabetes, results from the decreased ability of insulin, a hormone that regulates blood sugar levels, to activate its protein receptor and lower blood glucose levels. Currently approved oral drugs do not adequately treat insulin resistance and cause significant side effects. There remains an acute need for new agents with a novel mechanism of action, alone or in combination with already approved drugs, to increase the control of blood sugar, decrease long-term complications and help delay the need for Type 2 diabetics to require insulin injections. There are no drugs currently approved, other than insulin, that act similarly on the insulin receptor.

TLK17411—Insulin receptor activators

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

Preclinical studies have provided evidence that TLK17411 and related molecules can initiate or facilitate insulin signaling. In laboratory experiments using four animal models of diabetes, we have shown that TLK17411 lowered blood sugar by more than 25%. We have shown that TLK17411 does not activate related receptors or other signaling pathways found in cells, a positive feature that suggests that TLK17411 may be relatively selective in its activation of the insulin receptor. We have also shown that members of the TLK17411 family of compounds are orally active in reducing elevated blood sugar in animal models of diabetes.

We are conducting the necessary preclinical testing to support the initiation of clinical trials. Assuming successful completion of this preclinical testing and depending upon the status of other preclinical programs, we may file an IND in late 2002 or the first half of 2003.

Our collaborator, Sanwa, has commercialization rights in Japan and most other countries in Asia. We have retained those rights in the rest of the world. Diabetes is a chronic disease, often seen in younger, healthier individuals, requiring administration of daily medication for many years. As a result, new treatments being developed for diabetes require longer and larger preclinical and clinical safety and efficacy studies to establish long-term side effects and benefits. Because the development of diabetes drugs is longer and more expensive than for cancer drugs, we intend to share the risks and costs of development by partnering these programs before completion of pivotal trials, which we expect will require granting commercialization rights to our collaborators.

Research Discovery Programs

In addition to generating our current product portfolio, TRAP has allowed us to build our research pipeline with product candidates against targets in cancer, diabetes and inflammatory diseases. We have chosen to pursue those protein targets that have engendered a high level of interest in the drug discovery community, address important unmet clinical needs and whose modulation are expected to have a beneficial effect in treating a given disease. We are continually evaluating and prioritizing our early stage programs.

We retain worldwide commercialization rights for all of our preclinical candidates except MCP-1, for which we retain rights in North and South America while sharing rights in Europe.

IGF-1 receptor inhibitor, caspase modulator, GST inhibitor for cancer

Using our TRAP technology, we have identified small molecules that selectively inhibit protein targets that are thought to be important to the growth and spread of cancer. Insulin-like growth factor-1, or IGF-1, is an important target for cancer therapy. Blood levels of IGF-1 are increased in prostate cancer patients, and increases in the amount of the IGF-1 receptor predict a poor prognosis in breast cancer. We have identified two families of small molecules that inhibit the interaction of IGF-1 with its receptor as well as the growth of cancer cells. Caspases and XIAP are proteins that are responsible for controlling apoptosis. Many standard cancer drugs exert their beneficial effect by inducing apoptosis in cancer cells. We have identified compounds that are capable of modulating activities of caspase and XIAP and we believe that these compounds might represent a novel approach to the potential treatment of cancer. As part of our ongoing program in GST from which we have identified both of our lead compounds, TLK286 and TLK199, we have prepared and tested compounds that have new toxic fragments attached to the GST recognition site. Several of these compounds have shown the ability to kill human cancer cells in the laboratory. We believe that these novel compounds leverage our GST P1-1 technology platform.

Chemokine antagonists for inflammatory diseases and cancer

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

Our research has identified inhibitors selective for three important chemokine mediators of the inflammatory response: MCP-1, MIP-1 (alpha) and IL-8. These inhibitors block the interaction of each chemokine with its protein receptor and, in the most advanced of these programs, are active in an animal model of inflammatory disease. We retain commercialization rights in North and South America, while sharing rights in Europe for MCP-1.

TRAP Technology

Our Target-Related Affinity Profiling, or TRAP, chemogenomics technology is designed to rapidly and efficiently identify small molecule drug candidates that act on disease related protein targets. TRAP technology offers solutions to the two major challenges facing drug discovery: the explosive growth in the number of new protein targets generated by the advances in genomics and the intrinsic limitations of the UHTS approach. TRAP offers several competitive advantages over UHTS, because it is able to accommodate thousands, rather than hundreds, of targets, is cost-effective to screen unproven targets for the purpose of validation and avoids the use of highly simplified assays.

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

By comparing the relative strengths of the interaction of a small molecule with each panel protein, a protein affinity profile, or fingerprint, is produced for the small molecule. One type of assay we use, called a binding assay, measures the interaction of a panel protein with a specially designed binding partner, or ligand, in the presence of a small molecule. If the small molecule has affinity for the same site on the panel protein as the ligand, the amount of ligand that binds will be reduced. This decrease in the amount of the ligand that binds to each panel protein comprises the small molecule’s fingerprint.

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

We will continue to increase our collection of small molecules, as well as to refine the panel of proteins used to create fingerprints. In addition, we will explore the expansion of our chemoinformatics algorithms and the application of the technology to delineate other properties of small molecules, such as their behavior in the body, their toxicological profiles and absorption, distribution, metabolism and excretion characteristics.

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

These collaborations include the following:

Sanwa

In December 1996, we entered into a collaboration and license agreement with a Japanese pharmaceutical company, Sanwa Kagaku Kenkyusho Co., Ltd., focusing on diabetes. We also entered into a screening services agreement with Sanwa in which we agreed to employ our proprietary TRAP technology to identify compounds that are active against biological targets identified by Sanwa. We amended these agreements, most recently, in February 2001.

Under the collaboration agreement and related license, we have received payments for certain research and development activities, and may receive payments for achievement of specified development milestones, such as initiation of clinical trials and submission of Sanwa’s request for regulatory approval, and for royalties on product sales, if any, in several countries in Asia. We have received a total of $8.25 million from Sanwa under the collaboration agreement, including $2.25 million in 2001 and $2.5 million in 1999, and we may receive up to $12.25 million more in the future. In addition to research funding, Sanwa invested an aggregate of $11.0 million in our equity securities during the years of 1996 through 1998.

Diabetes Collaboration Agreement

The goal of our collaboration agreement with Sanwa has been to establish a program to discover and commercialize compounds that act on the insulin signal transduction pathway and are useful for the treatment of diabetes and insulin resistance. In exchange for Sanwa’s payment of an initial fee and provision of research funding, we employed our compound library, TRAP technology, and other drug discovery technologies to identify and optimize drug development candidates. The research portion of the collaboration concluded in December, 2001.

Under a related license agreement, Sanwa has an exclusive, royalty-bearing license to commercialize human therapeutic products arising from the collaboration in Japan, Korea, Taiwan and China. In all other countries, we have rights to commercialize products containing compounds identified in the research collaboration, subject to obligations to Sanwa to share preclinical and clinical data. We also have an option to acquire from Sanwa a royalty-bearing license to develop and commercialize, outside the Sanwa territory, other products identified by Sanwa arising from the collaboration. Sanwa’s obligation to pay royalties to us will end after the product has been sold in the relevant country for ten years or the patents in that country covering the product have expired. The collaboration agreement and related license agreement will terminate when Sanwa no longer has any payment obligations to us. Either party may terminate either agreement at any time with notice upon material breach by the other party of its obligations. Either party may terminate the collaboration agreement at any time that the other party becomes insolvent or bankrupt.

Screening Services Agreement

Under the screening services agreement with Sanwa we agreed to employ our proprietary TRAP technology to identify compounds that are active against biological targets identified by Sanwa. In September 1997 and October 1998, this agreement was amended to increase the number of targets, extend the term of the agreement and include the optimization of two lead compounds, each for a period of two years. We are currently conducting the first optimization of a lead compound identified through the use of our TRAP technology. We are obligated to continue optimization of this or substitute active compounds through May 2002. Under the agreement, Sanwa has exclusive rights in Japan, Korea, Taiwan and China to commercialize the active compounds and inventions relating to these compounds. We have equivalent exclusive rights in North and South America. Elsewhere in the world, we will share with Sanwa all revenues arising from the active compounds and related inventions. The agreement will terminate on December 20, 2006. Either party may terminate the agreement at any time with notice upon material breach by the other party of its obligations. The agreement was amended in February 2001 to clarify certain procedures for optimization of lead compounds, establish dates by which we would file at least one patent in three different categories of compounds, and permit Sanwa to submit to the screening program targets obtained from third parties.

Sankyo

In March 1999, we entered into an agreement with Sankyo Company Ltd. In exchange for Sankyo’s payment of fees totaling $2.0 million we used our TRAP technology to identify compounds active against targets selected by Sankyo. Under the agreement Sankyo had an option to acquire an exclusive, worldwide license to commercialize products incorporating either compounds from our library with activity against the disease target or derivatives of these compounds. Sankyo elected not to exercise this option and we are now free to pursue research and development with respect to these targets on our own or with third parties. The agreement expired on March 24, 2002.

Genaissance Pharmaceuticals

In February 1998, we entered into a research agreement with Genaissance Pharmaceuticals. We amended this agreement in February 1999 to extend the term of the agreement. Under the terms of the agreement, we used our TRAP technology to identify compounds from our library that exhibited selective pharmacological activity against variants of the estrogen receptor. In August 2000, we amended this agreement appointing us the exclusive agent to market and license the results of the collaboration to a third party. For each license agreement, Genaissance will receive fifty percent of any up-front payment from a third party. All subsequent milestone and royalty payments from the third party are to be distributed fifteen percent to Genaissance and eighty-five percent to us. The agreement will continue in force until the expiration of the last to expire written agreement between us and Genaissance and a third party that grants the third-party a license to the compounds discovered by Genaissance and us.

The University of Arizona

In January 2001, we entered into a research and license agreement with the Arizona Cancer Center at the University of Arizona to use our TRAP technology for the identification of small molecule compounds active against cancer related drug targets. The Arizona Cancer Center will conduct biologic assays to screen TRAP-generated compounds for pharmacologic activity. Upon the completion of the research term of the agreement, each party will have the right to select compounds arising from the collaboration for further development. Telik will have exclusive worldwide rights to develop and commercialize compounds that it selects, and will use the Arizona Cancer Center as a preferred clinical site for its oncology drug development programs arising from this collaboration. The research term of the agreement will terminate on December 31, 2002 and, if no compounds are selected for further development, the agreement will expire. In the event that either or both parties select compounds for further development, the license agreement will continue until the expiration of the patents covering such compounds.

Patents and Proprietary Information

Our success depends on our ability and the ability of our collaborators to obtain patents for compounds, technologies and products resulting from the application of these technologies, to defend patents once obtained, and to maintain trade secrets both in the United States and foreign countries. Accordingly, patents and other proprietary rights are an essential element of our business. We hold more than 35 patents based on our discoveries that have been granted in the United States and more than 93 abroad. In addition, multiple applications are pending in the United States and abroad. Our policy is to aggressively file patent applications to protect new chemical entities, technology, other inventions and improvements to inventions that are commercially important to the development of our business. Applications pertaining to our core technology cover new chemical compounds, uses of compounds, pharmaceutical compositions, formulations, methods of compound preparation, methods of chemical classification, protein profiles of compounds and computational methods to analyze these protein profiles.

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

Securing FDA approval requires the submission of extensive preclinical and clinical data and supporting information to the FDA for each indication to establish a product candidate’s safety and efficacy. The approval process takes many years, requires the expenditure of substantial resources, involves post-marketing surveillance and may involve ongoing requirements for post-marketing studies. The FDA may also require post-marketing testing and surveillance to monitor the effects of approved products or place conditions on any approvals that could restrict the commercial applications of these products. Product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. With respect to patented products or technologies, delays imposed by the governmental approval process may materially reduce the period during which we will have exclusive rights to exploit them.

Preclinical studies involve laboratory evaluation of product characteristics and animal studies to assess the initial efficacy and safety of the product. The FDA under its Good Laboratory Practices regulations regulates preclinical studies. Violations of these regulations can, in some cases, lead to invalidation of the studies, requiring these studies to be replicated. The results of the preclinical studies, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND, which must be approved by the FDA before we can commence clinical trials in humans. Unless the FDA objects to an IND, the IND will become effective 30 days following its receipt by the FDA.

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

Clinical trials are conducted in three sequential phases but the phases may overlap. Phase 1 clinical trials may be performed in healthy human subjects or, depending on the disease, in patients. The goal of phase 1 clinical trials is to establish initial data about the safety and tolerance of the product in humans. In phase 2 clinical trials, in addition to safety, the efficacy of the product is evaluated in a limited number of patients with the target disease. Phase 3 trials typically involve additional testing for safety and clinical efficacy in expanded, large-scale, multi-center studies of patients with the target disease.

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

Manufacturing

We are using third party manufacturers to produce clinical supplies of TLK286 under cGMP regulations. We are conducting process development testing with a drug manufacturer to scale up production of adequate clinical supplies of TLK199 in a liposomal formulation. In the insulin receptor activator program, we have developed preparative routes to our lead compounds that would be suitable for their commercial production.

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

Employees

As of March 15, 2002, our workforce consisted of 58 full-time employees, 28 of whom hold PhD or MD degrees, or both, and 6 of whom hold other advanced degrees. Of our total workforce, 45 are engaged in research and development and 13 are engaged in business development, finance and administration. None of our employees are represented by a collective bargaining agreement, nor have we experienced work stoppages. We believe that our relations with our employees are good.

Item 2.    Properties.

Our facilities consist of approximately 21,000 square feet of research and office space located at 750 Gateway Boulevard in South San Francisco, California, that is leased to us until December 31, 2002 with an option to renew for one additional period of five years and approximately 7,000 square feet of office space located at 701 Gateway Boulevard that is leased to us until September 7, 2004. We believe our current facilities are adequate to meet our research and development requirements through the year 2005. However, we are considering alternatives to our current facilities.

Item 3.    Legal proceedings.

We are not currently involved in any legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our stockholders during the fiscal quarter ended December 31, 2001.

PART II

Item 5.    Market for Registrants Common Equity and Related Stockholder Matters.

Market for Our Common Stock

Our common stock trades on the Nasdaq Stock Market under the symbol “TELK”. The following table sets forth the high and low bid information for our common stock for each quarterly period since our initial public offering on August 11, 2000.

	High	Low
2000
Quarter ended September 30, 2000	$14.50	$6.00
Quarter ended December 31, 2000	$10.56	$5.63

2001
Quarter ended March 31, 2001	$8.59	$3.63
Quarter ended June 30, 2001	$9.84	$4.94
Quarter ended September 30, 2001	$11.12	$6.31
Quarter ended December 31, 2001	$14.49	$6.02

As of March 1, 2002 there were 153 stockholders of record. We have never paid our stockholders cash dividends, and we do not anticipate paying any cash dividends in the foreseeable future as we intend to retain any earnings for use in our business.

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

From the time of receipt through December 31, 2001, we have applied the net proceeds from the offering as follows:

(Estimations, in $000’s)
Purchases and installation of machinery and equipment	$435
Repayment of indebtedness	10
Working capital used in operations	8,667
Purchases of investment grade interest bearing securities	26,488

We plan to use the balance of the net proceeds of our initial public offering, which are currently invested in investment grade interest bearing securities, for clinical trials, preclinical studies and general corporate purposes, including working capital and product development. We may use a portion of the net proceeds to acquire or invest in products and technologies that are complementary to our own, although no acquisitions are planned or being negotiated as of the date of this filing, and we have not allocated any portion of the net proceeds for any specific acquisition. None of the net proceeds of the initial public offering were paid directly or indirectly to any director, officer, general partner of Telik or their associates, persons owning 10% or more of any class of equity securities of Telik, or an affiliate of Telik. We expect that our use of proceeds from the offering will conform to the intended use of proceeds as described in our initial public offering prospectus dated August 11, 2000.

Item 6.    Selected Financial Data.

This section presents our historical financial data. You should read carefully the financial statements included in item 14 of Part IV of this Report, including the notes to the financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected data in this section is not intended to replace the financial statements.

	Year Ended December 31,
	2001	2000	1999	1998	1997
	(In thousands, except for per share data)
Statement of Operations Data:
Contract revenue from collaborations:
With related parties	$1,588	$2,250	$2,000	$1,750	$1,500
Other	200	471	2,237	1,444	152
Other revenues	83	75	—	—	—

	1,871	2,796	4,237	3,194	1,652
Costs and expenses:
Research and development	18,761	10,842	9,547	7,952	8,090
General and administrative	3,691	5,948	2,152	2,149	2,470

Loss from operations	(20,581)	(13,994)	(7,462)	(6,907)	(8,908)
Interest income, net	2,015	1,437	398	328	290

Net loss	(18,566)	(12,557)	(7,064)	(6,579)	(8,618)
Deemed dividend to preferred stockholders	—	(4,667)	—	—	—

Net loss allocable to common stockholders	$(18,566)	$(17,224)	$(7,064)	$(6,579)	$(8,618)

Net loss per common share, basic and diluted per common share, basic and diluted	$(0.81)	$(1.70)	$(3.21)	$(3.00)	$(3.95)
Weighted average shares used in computing net loss	22,840	10,128	2,204	2,194	2,184
Pro forma net loss per common share, basic and diluted*		$(0.94)	$(0.47)
Weighted average shares used in computing pro forma net loss per common share; basic and diluted*		18,254	14,879

*	See footnote 1 to financial statements for an explanation of pro forma amounts.

	As of December 31,
	2001	2000	1999	1998	1997
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and investments	$55,174	$41,250	$7,556	$14,402	$10,692
Working capital	48,244	37,681	3,936	10,915	7,250
Total assets	57,315	42,994	9,170	16,586	12,902
Total long-term liabilities	—	69	83	425	797
Deferred compensation	(1,173)	(2,312)	(260)	—	—
Accumulated deficit	(82,507)	(63,941)	(51,384)	(44,320)	(37,741)
Total stockholders’ equity	$51,338	$40,616	$5,130	$12,177	$8,438

Ite m	7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Telik is engaged in the discovery, development and commercialization of small molecule therapeutics. We have incurred net losses since inception and expect to incur substantial and increasing losses for the next several years as we expand our research and development activities and move our product candidates into later stages of development. The process of carrying out the development of our own unpartnered products to later stages of development and our research programs for our corporate partners may require significant additional research and development expenditures including preclinical testing and clinical trials, as well as for obtaining regulatory approval. To date, we have funded our operations primarily through the sale of equity securities and non-equity payments from collaborative partners.

We received funding in the form of equity investments totaling $27.6 million in the year ended December 31, 2001 from our follow-on public offering completed in October 2001. We received funding in the form of equity investments totaling $42.5 million in the year ended December 31, 2000. This funding included net proceeds of $35.6 million from our initial public offering in August 2000 and net proceeds of $7.0 million from our issuance of Series K convertible preferred stock in March 2000. We received funding in the form of equity investments from our collaborative partner Sanwa, in an aggregate amount of $11.0 million during the years of 1996 through 1998.

Our most recent payment from a collaborative partner, Sanwa, was a non-equity payment for collaborative research funding of $2.25 million received in 2001 and we received $4.5 million of collaborative funding in 1999 from two collaborative partners, Sanwa and Sankyo.

As of December 31, 2001, our accumulated deficit was $82.5 million.

Critical accounting policies

We believe the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our financial statements.

Revenue recognition

Since Telik’s inception, most of our revenues have been generated from license and research agreements with collaborators. We recognize cost reimbursement revenue under these collaborative agreements as the related research and development costs are incurred. We recognize milestone fees upon completion of specified milestones according to contract terms. Deferred revenue represents the portion of research payments received that has not been earned.

We also have several royalty and licensing agreements with other pharmaceutical, biotechnology and genomics companies. Under these agreements, we may receive fees for collaborative research efforts, royalties on future sales of products, or some combination of these items. We recognize nonrefundable signing or license fees that are not dependent on future performance under these agreements as revenue when received or over the term of the arrangement if we have continuing performance obligations.

Use of estimates

In preparing our financial statements to conform with accounting principles generally accepted in the United States, we make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. These estimates include useful lives for fixed assets for depreciation calculations and assumptions for valuing options and warrants. Actual results may differ from these estimates.

Results of operations

Year ended December 31, 2001 compared with year ended December 31, 2000

Revenues

Revenues for the years ended December 31, 2001 and 2000 were $1.9 million and $2.8 million, respectively. Revenues in 2001 resulted from our collaborative agreements with Sanwa and Sankyo as well as funded research related to grants received from the National Institutes of Health. Revenue from collaborative agreements decreased in 2001 due to the longer term of the contractual obligations of the Sanwa agreements, which resulted in a longer amortization period for revenue recognition purposes, and to the completion of the Sankyo collaboration. Contract revenues from Sanwa, a related party, were $1.6 million and $2.3 million in 2001 and 2000 respectively.

We expect near-term future revenue to fluctuate depending upon our ability to enter into new collaborative research agreements, and the amounts of payments relating to such agreements.

Research and development expenses

Research and development expenses for the years ended December 31, 2001 and 2000 were $18.8 million and $10.8 million, respectively. Our research and development activities consist primarily of discovery research, screening and identification of drug candidates, preclinical studies, drug and product development and clinical activities. In 2001, we expanded our clinical activities, initiating three Phase 2 clinical trials of TLK286, filed an IND for TLK199 and advanced our preclinical product development efforts for our family of diabetes compounds. These expanded activities resulted in higher costs for outside services such as clinical trials administration and product development and manufacturing. Our internal costs also increased, primarily reflecting higher headcount in the areas of clinical research, product formulations and TRAP technology. We expect research and development expenditures to increase in the future as a result of increased manufacturing and clinical development costs primarily relating to our TLK286 and TLK199 product development. The timing and the amount of these expenditures will depend upon the outcome of our ongoing clinical trials, regulatory requirements, advancement of our preclinical programs and manufacturing product supply costs.

General and administrative expenses

General and administrative expenses for the years ended December 31, 2001 and 2000 were $3.7 million and $5.9 million, respectively. Expenses in 2000 included a $3.8 million non-cash charge for compensation expense relating to stock options. Expenses in 2001 were reduced by approximately $0.5 million due to a refund of withholding taxes previously assessed upon collaborative research payments received. Absent the charge and credit noted above, general and administrative expenses increased by approximately $2.0 million in 2001. This increase was due primarily to staffing and other costs associated with both the administration of Telik as a public company and the overall growth of the company following our initial public offering in August 2000. We expect our future general and administrative expenses will increase to support expanded business activities.

Net interest income

Net interest income was $2.0 million in 2001 and $1.4 million in 2000. Interest income resulted from earnings on investments, while interest expense resulted from capital lease obligations and other long-term liabilities. The increase in net interest income in 2001 was principally due to higher average balances of cash, cash equivalents and investments partially offset by the effects of lower average interest rates in 2001. Our higher average cash balances in 2001 resulted from the proceeds of both our initial public offering in August 2000 and our follow-on public offering completed in October 2001.

Deemed dividend

We recorded a deemed dividend to preferred stockholders of $4.7 million in the first quarter of 2000 relating to the sale of Series K convertible preferred stock in March 2000.

Year ended December 31, 2000 compared with year ended December 31, 1999

Revenues

Revenues for the years ended December 31, 2000 and 1999 were $2.8 million and $4.2 million, respectively. The decrease in revenue is primarily attributable to the completion of a collaboration with Taiho in 1999. Revenues in 2000 resulted from collaborative agreements with Sanwa and Sankyo as well as funded research related to a grant received from the National Institutes of Health. Contract revenues from Sanwa, a related party, were $2.3 million and $2.0 million in 2000 and 1999, respectively.

Research and development expenses

Research and development expenses for the years ended December 31, 2000 and 1999 were $10.8 million and $9.5 million, respectively. The increase in expense was principally due to costs related to the phase 1 clinical trial of TLK286 and non-cash charges of $0.5 million related to the amortization of deferred stock compensation in 2000.

General and administrative expenses

General and administrative expenses for the years ended December 31, 2000 and 1999 were $5.9 million and $2.2 million, respectively. The increased expense in 2000 was primarily due to a $3.8 million non-cash charge for compensation expense relating to stock options.

Net interest income

Net interest income was $1.4 million in 2000 and $0.4 million in 1999. Interest income resulted from earnings on investments, while interest expense resulted from capital lease obligations and other long-term liabilities. The increase in net interest income in 2000 reflected higher balances of cash, cash equivalents and investments subsequent to our initial public offering in August 2000.

Deemed dividend

We recorded a deemed dividend to preferred stockholders of $4.7 million in the first quarter of 2000 relating to the sale of Series K convertible preferred stock in March 2000.

Liquidity and capital resources

Cash, cash equivalents and investments totaled $55.2 million at December 31, 2001. We have financed our operations from inception primarily through the private placement of equity securities, our initial public offering, our follow-on public offering, revenue from collaborative agreements, interest earned on short-term investments and equipment lease line financings. As of December 31, 2001, we had raised $127.7 million from the sale of equity securities, including $11.0 million from collaborators, and received $13.6 million in non-equity payments from collaborators. During the year ended December 31, 2001, we received net proceeds of $27.6 million from our follow-on public offering completed in October 2001. During the year ended December 31, 2000, we received net proceeds of $42.5 million from the sale of equity securities, including $35.6 million from our initial public offering. We received no proceeds from private financing activities in 1999.

Our operating activities resulted in net cash outflows of $14.0 million in 2001, $9.3 million in 2000 and $5.9 million in 1999. Operating cash outflows in 2001 resulted primarily from our operating loss offset by increases in accounts payable and other liabilities and the effect of non-cash charges for stock compensation expense and depreciation. In 2000, operating cash outflows resulted from our operating loss as well as recognition of deferred revenue, which related to funds received in 1999, partially offset by the effect of non-cash charges for stock option related compensation and depreciation. In 1999, operating cash outflows resulted from our operating loss partially offset by the effect of non-cash charges for depreciation expense and the combined effect of other balance sheet changes.

Investing activities provided cash of $12.9 million in 2001, used cash of $23.9 million in 2000 and provided cash of $6.3 million in 1999. Investing activities in all years consisted primarily of purchases and sales of short-term securities. Purchases of property and equipment increased to $709,000 in 2001 compared to $156,000 and $240,000 in 2000 and 1999, respectively. We anticipate purchases of property and equipment in 2002 will be between $1.0 million and $2.0 million, principally for new laboratory equipment.

Financing activities provided cash of $28.6 million in 2001, $43.2 million in 2000 and used $564,000 in 1999. Cash provided by funding activities in 2001 resulted from $27.6 million in net proceeds received from our follow-on public offering as well as from option exercises and purchases of Telik stock through our employee stock purchase plan. Cash provide by financing activities in 2000 resulted primarily from net proceeds of $42.5 million from the sale of equity securities including $35.6 million from our initial public offering and net proceeds of $7.0 million from our issuance of Series K convertible preferred stock in March 2000. Cash used by financing activities in 1999 resulted from principal payments under capital lease obligations and equipment loans.

We believe our existing cash resources, plus anticipated proceeds from corporate collaborations, will be sufficient to satisfy our anticipated cash requirements for at least an additional 18 months. Changes in our research and development plans or other changes affecting our operating expenses may affect actual future consumption of existing cash resources. In any event, we will need to raise substantial additional capital to fund our operations in the future. We expect to finance our future cash needs through the sale of equity securities, strategic collaborations and possibly debt financing. Our future capital uses and requirements depend on numerous factors, including the following:

•	the progress and success of preclinical studies and clinical trials of our product candidates;

•	the progress and number of research programs in development;

•	the costs and timing of obtaining regulatory approvals;

•	our ability to establish, and the scope of, our new collaborations;

•	our ability to meet the milestones identified in our collaborative agreements which trigger payments; and

•	the costs and timing of obtaining, enforcing and defending our patent and intellectual property rights.

Our future contractual obligations are as follows (in 000’s):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Capital Lease Obligations	$18	$18	$—	$—	$—
Operating Leases	544	543	1	—	—

Total Contractual Cash Obligations	$562	$561	$1	$—	$—

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

Due to the significant research and development expenditures required to develop our TRAP technology and identify new product candidates and the lack of any products to generate revenue, we have not been profitable and have generated operating losses since we were incorporated in 1988. As of December 31, 2001, we had an accumulated deficit of approximately $82.5 million. We expect to incur losses for at least the next several years and expect that these losses will actually increase as we expand our research and development activities and incur significant clinical testing costs. To date, we have derived substantially all of our revenues, which have not been significant, from project initiation fees and research reimbursement paid pursuant to existing collaborative agreements with third parties and achievement of milestones under current collaborations. We expect that this trend will continue until we develop, and obtain regulatory approval and market acceptance of, our product candidates. We cannot assure you when, if ever, we will receive product revenue, if any, sufficient to become profitable.

All of our product candidates are in research and development. If clinical trials of TLK286 are delayed or unsuccessful, if we are unable to initiate clinical trials for TLK199, or if we are unable to complete the preclinical development of our diabetes or other preclinical product candidates, our business may be adversely affected.

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

Only one of our product candidates, TLK286, has completed the stage of human testing designed to determine safety, known as phase 1 clinical trials and, to date, we have only limited data on safety and efficacy in humans, with respect to this product candidate. We initiated phase 2 clinical trials of TLK286 in colorectal, ovarian and non-small cell lung cancers in the first half of 2001 and in breast cancer in the first quarter of 2002. We filed an IND for TLK199 in December 2001 and we anticipate initiation of a Phase 1-2a clinical trial for TLK199 in the second quarter of 2002. Finally, our success depends, in part, on our ability to complete preclinical development of our diabetes or other preclinical product candidates, and take them through early clinical trials. We do not anticipate that any of our products will reach the market for at least several years.

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

We do not currently operate manufacturing facilities for clinical or commercial production of our products under development. We expect to continue to rely on third parties for the manufacture of our product. We currently lack the resources or capability to manufacture any of our products on a clinical or commercial scale. As a result, we will be dependent on corporate partners, licensees or other third parties for the manufacturing of clinical and commercial scale quantities of our products. Our products may be in competition with other products for access to these facilities. For this and other reasons, our collaborators or third parties may not be able to manufacture these products in a cost effective or timely manner. If not performed in a timely manner, the clinical trial development of our product candidates or their submission for regulatory approval could be delayed, and our ability to deliver products on a timely basis could be impaired or precluded. We are currently dependent upon two sources of supply for clinical quantities of TLK286 and a sole source of supply for clinical quantities of TLK199. If our suppliers fail to perform, our clinical trials or commercialization of TLK286 and TLK199 would be delayed. We may not be able to enter into any necessary third-party manufacturing arrangements on acceptable terms, if at all. Our current dependence upon others for the manufacture of our products may adversely affect our future profit margins and our ability to commercialize products on a timely and competitive basis.

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

In addition, in November 2001, we adopted a stockholder rights plan that may discourage delay or prevent a merger that a stockholder may consider favorable.

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

The market prices for securities of biotechnology companies in general have been highly volatile, with recent significant price and volume fluctuations, and may continue to be highly volatile in the future. You may not be able to sell your shares quickly or at the market price if trading in our stock is not active or the volume is low. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

•	announcements of technological innovations or new commercial products by our competitors or us;

•	developments concerning proprietary rights, including patents;

•	developments concerning our collaborations;

•	publicity regarding actual or potential medical results relating to products under development by our competitors or us;

•	regulatory developments in the United States and foreign countries;

•	litigation;

•	economic and other external factors or other disaster or crisis; or

•	period-to-period fluctuations in financial results.

Item	7A. Quantitative and Qualitative Disclosures About Market Risk.

The following discussion about our market risk exposure involves forward-looking statements. We are exposed to market risk related mainly to changes in interest rates and we believe our exposure to market risk is immaterial. We do not use or hold derivative financial instruments.

The fair value of our investments in marketable securities at December 31, 2001 was $15.7 million, with a weighted-average maturity of 109 days and a weighted-average interest rate of 3.6%. Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio. Our marketable securities portfolio is primarily invested in corporate debt securities with an average maturity of under one year and a minimum investment grade rating of A or A-1 or better to minimize credit risk. Although changes in interest rates may affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments were sold prior to maturity.

We have operated primarily in the United States and all funding activities with our collaborators to date have been made in U.S. dollars. Accordingly, we do not have any exposure to foreign currency rate fluctuations.

Item	8. Financial Statements and Supplementary Data.

All information required by this item is included on pages F-1 to F-17 in Item 14 of Part IV of this Report and is incorporated into this item by reference.

Item	9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

Information regarding directors and executive officers of the registrant is incorporated by reference to the information set forth under the caption “Directors and Executive Officers of the Registrant “ in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission by April 30, 2002.

Item 11.    Executive Compensation.

Information regarding executive compensation is incorporated by reference to the information set forth under the caption “Executive Compensation” in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission by April 30, 2002.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption “Principal Stockholders” in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission by April 30, 2002.

Item 13.    Certain Relationships and Related Transactions.

Information regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption “Certain Transactions” in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission by April 30, 2002.

PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)    The following documents are filed as part of this Report:

1.	Financial Statements. Our financial statements and the Report of Ernst & Young LLP, Independent Auditors, are included in Part IV of this Report on the pages indicated:

2.	Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

3.	Exhibits:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation.

3.2	Amended and Restated Bylaws. (1)

4.1	Specimen Common Stock Certificate. (2)

4.2
Amended and Restated Registration Rights Agreement, dated March 31,2000, between Telik and holders of Telik’s Series B, Series E, Series F, Series G, Series H, Series I, Series J and Series K preferred stock. (1)

4.3	Right Agreement dated November 2, 2001, by and between Telik and Wells Fargo Bank Minnesota, N.A. as Rights Agent. (6)

10.1	Form of Indemnity Agreement. (1) (3)

10.2	2000 Equity Incentive Plan and related documents. (3) (4)

10.3	2000 Employee Stock Purchase Plan and Offering. (3) (4)

10.4	2000 Non-Employee Directors’ Stock Option Plan and Agreement. (3) (4)

10.5	1996 Stock Option Plan and forms of grant thereunder (3) (4)

10.6	1988 Stock Option Plan and forms of grant thereunder (3) (4)

10.7	Form of Non-Plan Stock Option Agreement (3) (4)

10.8*	Collaborative Research Agreement between Telik and Sankyo Company, Ltd., dated March 24, 1999, as amended. (1)

10.9*	Collaboration Agreement between Telik and Sanwa Kagaku Kenkyusho Co., Ltd., dated December 20, 1996, as amended. (1)

10.10*	License Agreement between Telik and Sanwa Kagaku Kenkyusho Co., Ltd., dated September 24, 1997, as amended. (1)

10.11*	Screening Services Agreement between Telik and Sanwa Kagaku Kenkyusho Co., Ltd., dated December 20, 1996, as amended. (1)

Exhibit Number	Description
10.12*	Third Amendment to Collaborative Agreement between Telik and Sanwa Kagaku Kenkyusho Co., Ltd., dated February 14, 2001. (5)

10.13*	Third Amendment to Screening Services Agreement between Telik and Sanwa Kagaku Kenkyusho Co., Ltd., dated February 14, 2001. (5)

10.14*	Second Amendment to License Agreement between Telik and Sanwa Kagaku Kenkyusho Co., Ltd., dated February 14, 2001. (5)

10.15*	License Agreement between Telik and the University of Arizona, dated January 8, 2001. (5)

10.16	Consulting Agreement for Individual Consultants between Gail L. Brown, MD and Telik, dated October 20, 1998, as amended. (1)

10.17	Employment Agreement between Cynthia M. Butitta and Telik, dated July 1, 1998. (1) (3)

10.18	Employment Agreement between Michael M. Wick, MD, PhD and Telik, dated December 10, 1997, as amended. (1) (3)

10.19	Employment Agreement between Wm. David Henner, MD, PhD and Telik, dated December 10, 2000. (3) (5)

10.20	Lease between Telik and Chamberlin Associates—Oyster Point Phase I L.P., dated July 25, 1997, as amended. (1)

23.1	Consent of Ernst & Young LLP, Independent Auditors.

*
Confidential treatment has been granted for portions of this document. The information omitted pursuant to such confidential treatment order has been filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on April 4, 2000 (File No. 333-33868).

(2)	Incorporated by reference to exhibit to our Registration Statement on Form S-1 filed on July 3, 2000 (File No. 333-33868).

(3)	Management contract or compensatory arrangement.

(4)	Incorporated by reference to exhibits to our Registration Statement on Form S-8 filed on August 30, 2000 (File No. 333-44826).

(5)	Incorporated by reference to exhibits to our Annual Report on Form 10-K for the year ended December 31, 2000 initially filed on March 28, 2001 as amended on Form 10-K/A filed on September 20, 2001.

(6)	Incorporated by reference to exhibits to our Current Report on Form 8-K dated November 2, 2001.
(b)    Reports on Form 8-K

We filed a report on Form 8-K dated November 2, 2001 in connection with the adoption of our Stockholder Rights Plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELIK, INC.

/s/ CYNTHIA M. BUTITTA
Cynthia M. Butitta Chief Operating and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated March 25, 2002

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MICHAEL M. WICK, MD, PHD Michael M. Wick, MD, PhD	Chief Executive Officer and Director (Principal Executive Officer)	March 25, 2002

/s/ CYNTHIA M. BUTITTA Cynthia M. Butitta	Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 25, 2002

/s/ JEAN DELEAGE, PHD Jean Deleage, PhD	Director	March 25, 2002

/s/ DAVID R. BETHUNE David R. Bethune	Director	March 25, 2002

/s/ DAVID W. MARTIN, JR., MD David W. Martin, Jr., MD	Director	March 25, 2002

/s/ STEFAN RYSER, PHD Stefan Ryser, PhD	Director	March 25, 2002

Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders
Telik, Inc.

We have audited the accompanying balance sheets of Telik, Inc. as of December 31, 2001 and 2000, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Telik, Inc. at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

/s/	ERNST & YOUNG LLP

Palo Alto, California
February 8, 2002

BALANCE SHEETS

	December 31,
	2001	2000
	(In thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$39,508	$11,959
Short-term investments	13,722	27,189
Prepaid expenses and other current assets	991	842

Total current assets	54,221	39,990
Property and equipment, net	1,096	822
Long-term investments	1,944	2,102
Other assets	54	80

	$57,315	$42,994

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,338	$889
Accrued clinical trials	881	465
Accrued compensation	636	160
Other accrued liabilities	460	595
Deferred revenue	662	200

Total current liabilities	5,977	2,309
Long-term liabilities	—	69

Commitments

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized in 2001 and 2000, 27,765,484 and 22,676,035 issued and outstanding in 2001 and 2000 respectively	278	227
Additional paid-in capital	134,812	106,795
Deferred stock compensation	(1,173)	(2,312)
Note receivable from employee	(105)	(153)
Accumulated other comprehensive income	33	—
Accumulated deficit	(82,507)	(63,941)

Total stockholders’ equity	51,338	40,616

Total liabilities and stockholders’ equity	$57,315	$42,994

See accompanying notes

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2001	2000	1999
	(In thousands, except per share data)
Contract revenue from collaborations:
With related parties	$1,588	$2,250	$2,000
Other	200	471	2,237
Other revenues	83	75	—

Costs and expenses:	1,871	2,796	4,237
Research and development	18,761	10,842	9,547
General and administrative	3,691	5,948	2,152

	22,452	16,790	11,699

Loss from operations	(20,581)	(13,994)	(7,462)
Interest income, net	2,015	1,437	398

Net loss	(18,566)	(12,557)	(7,064)
Deemed dividend to preferred stockholders	—	(4,667)	—

Net loss allocable to common stockholders	$(18,566)	$(17,224)	$(7,064)

Net loss per common share, basic and diluted	$(0.81)	$(1.70)	$(3.21)

Weighted average shares used in computing net loss per common share, basic and diluted	22,840	10,128	2,204

See accompanying notes

STATEMENT OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-In	Deferred Stock	Receivable From Stockholders and Employee	Accumulated Other Comprehensive	Accumulated Deficit	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Income		Equity
	(In thousands, except share and per share data)
Balance at December 31, 1998	1,020,150	10	2,196,038	$22	$56,465	$—	$—	$—	$(44,320)	$12,177
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	(7,064)	(7,064)
Exercise of options to purchase common stock	—	—	11,243	—	17	—	—	—	—	17
Deferred stock compensation	—	—	—	—	260	(260)	—	—	—	—

Balance at December 31, 1999	1,020,150	10	2,207,281	22	56,742	(260)	—	—	(51,384)	5,130
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	(12,557)	(12,557)
Issuance of Series K preferred stock in March 2000 at $6 per share, net of issuance costs	1,166,667	12	—	—	6,938	—	—	—	—	6,950
Note receivable for Series K preferred stock	—	—	—	—	—	—	(5,000)	—	—	(5,000)
Payment of note receivable for Series K preferred stock	—	—	—	—	—	—	5,000	—	—	5,000
Issuance of 96,000 shares of common stock at $1.60 per share upon the exercise of employee stock options for a promissory note in June 2000	—	—	—	—	—	—	(153)	—	—	(153)
Conversion of preferred stock to common stock in connection with the Company's initial public offering	(2,186,817)	(22)	13,806,642	138	(116)	—	—	—	—	—
Issuance of common stock in initial public offering, net of issuance costs of $4.7 million	—	—	5,750,000	58	35,479	—	—	—	—	35,537
Issuance of common stock in connection with exercises of warrants and options to purchase common stock	—	—	912,112	9	1,072	—	—	—	—	1,081
Stock options granted to consultants	—	—	—	—	4,063	—	—	—	—	4,063
Deferred stock compensation	—	—	—	—	2,617	(2,617)	—	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	565	—	—	—	565

Balance at December 31, 2000	—	—	22,676,035	227	106,795	(2,312)	(153)	—	(63,941)	40,616
Comprehensive loss
Net loss	—	—	—	—	—	—	—	—	(18,566)	(18,566)
Change in unrealized holding gain/loss on available for sale securities	—	—	—	—	—	—	—	33	—	33

Total comprehensive loss	—	—	—	—	—	—	—	—	—	(18,533)
Issuance of common stock in follow-on public offering,net of issuance costs of $0.5 million	—	—	4,600,000	46	27,594	—	—	—	—	27,640
Issuance of common stock under stock option and employee stock purchase plans	—	—	489,449	5	957	—	—	—	—	962
Stock options issued to non-employees	—	—	—	—	47	—	—	—	—	47
Payment on promissory note	—	—	—	—	—	—	48	—	—	48
Amortization of deferred stock compensation	—	—	—	—	—	558	—	—	—	558
Reversal of deferred stock compensation related to terminated employees	—	—	—	—	(581)	581	—	—	—	—

	—	$—	27,765,484	$278	$134,812	$(1,173)	$(105)	$33	$(82,507)	$51,338

See accompanying notes

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2001	2000	1999
Operating activities
Net loss	$(18,566)	$(12,557)	$(7,064)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	435	531	609
Amortization of deferred stock compensation	558	565	—
Stock options granted to non-employees	47	4,063	—
Forgiveness of notes receivable from related parties	26	—	—
Amortization of discount on investments	31	25	99
Short-term lease deposits	—	—	(49)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(149)	(505)	160
Other assets	—	—	41
Accounts payable	2,449	109	232
Accrued clinical trials	416	465	—
Accrued compensation	476	15	4
Other accrued liabilities	(135)	48	(12)
Deferred revenue	462	(2,050)	132
Other long-term liabilities	(57)	(2)	(95)

Net cash used in operating activities	(14,007)	(9,293)	(5,943)

Investing activities
Sales of investments	17,005	4,400	5,880
Maturities of investments	103,225	1,500	11,008
Purchases of investments	(106,603)	(29,610)	(10,387)
Purchases of property and equipment	(709)	(156)	(240)

Net cash provided by (used in) investing activities	12,918	(23,866)	6,261

Financing activities
Principal payments under capital lease obligations and equipment loans	(12)	(247)	(581)
Net proceeds from issuance of convertible preferred stock,including payment of note receivable	—	6,950	—
Net proceeds from issuance of common stock and warrants	28,602	36,465	17
Payment of promissory note from employee	48	—	—

Net cash provided by (used in) financing activities	28,638	43,168	(564)

Increase (decrease) in cash and cash equivalents	27,549	10,009	(246)
Cash and cash equivalents at beginning of period	11,959	1,950	2,196

Cash and cash equivalents at end of period	$39,508	$11,959	$1,950

Supplemental cash flow information
Cash paid for interest	$3	$198	$58

Schedule of non cash transactions
Deferred stock compensation	$—	$2,617	$260

Note receivable for Preferred Stock	$—	$5,000	$—

Note receivable received for Common Stock	$—	$153	$—

See accompanying notes

NOTES TO FINANCIAL STATEMENTS

1.    Summary of significant accounting policies

Nature of operations and basis of presentation

Telik, Inc. (“Telik,” “We” or, the “Company”) was incorporated in the state of Delaware in October 1988 as Terrapin Diagnostics, Inc. which changed its name in June 1989 to Terrapin Technologies, Inc. and again in May 1998 to Telik, Inc. We are engaged in the discovery and development of small molecule drug candidates.

We have incurred net losses since inception and we expect to incur substantial and increasing losses for at least the next several years as we expand research and development activities. To date, we have funded operations primarily through the sale of equity securities, non-equity payments from collaborators and interest income. Future revenue, if any, for at least the next several years is expected to consist primarily of payments under corporate collaborations and interest income. The process of developing products will require significant additional research and development, preclinical testing and clinical trials, as well as regulatory approval. We expect these activities, together with general and administrative expenses, to result in substantial operating losses for the foreseeable future. We will not receive product revenue unless we, or our collaborative partners complete clinical trials, obtain regulatory approval and successfully commercialize one or more of our products.

We expect continuing losses over the next several years. We plan to obtain capital through public or private equity or debt financing, capital lease financing and collaborative arrangements with corporate partners. We may have to seek other sources of capital or reevaluate our operating plans if we are unable to consummate some or all of the capital financing arrangements noted above.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Our actual results may differ from those estimates.

Cash equivalents and investments

We consider all highly liquid investments with an original maturity of 90 days or less, when purchased, to be cash equivalents. For the periods presented, cash equivalents consist of money market funds, U.S. Government notes and corporate debt securities. Our investments include obligations of governmental agencies and corporate debt securities with original maturities ranging between 11 and 84 months. We limit concentration of credit risk by diversifying our investments among a variety of high credit-quality issuers.

We classify all cash equivalents and investments as available-for-sale. Available-for-sale securities are carried at estimated fair value, based on available market information, with material unrealized gains and losses, if any, reported as a component of stockholders’ equity. The cost of securities sold is based on the specific identification method. Realized gains and losses on sales of available-for-sale investments were not material.

Property and equipment

Property and equipment are stated at cost. We calculate depreciation using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. We amortize furniture and equipment leased under capital leases and leasehold improvements using the straight-line method over the estimated useful lives of the respective assets or the lease term, whichever is shorter.

Revenue recognition

Contract revenue consists of revenue from research and development collaboration agreements. Our research and development collaboration agreements provide for periodic payments in support of our research activities. We recognize contract revenue from these agreements as earned based upon the performance requirements of the agreements. We recognize payments for up-front technology access and license fees ratably over the period of the related research program. Payments received, which are related to future performance, are deferred and recognized as revenue when earned over future performance periods.

We have received United States government grants, which support research efforts in defined projects. We recognize revenue from such grants as costs relating to the grants are incurred.

Stock-based compensation

We account for grants of stock options to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations (“APB No. 25”). Accordingly, we do not recognize compensation expense for stock options granted to employees with exercise prices equal to the fair value of our common stock on the date of grant. Options granted to consultants are accounted for using the Black-Scholes pricing model and such options are subject to periodic revaluation over their vesting term.

Research and development

Our research and development activities consist primarily of discovery research, screening and identification of drug candidates, preclinical studies, drug and product development and clinical activities. We charge research and development expenditures, including direct and allocated expenses, to expense as incurred. Our collaboration agreements generally specify minimum levels of research effort required of us.

Segment reporting

We have determined that we operate in only one segment.

Impairment of long-lived assets

We regularly evaluate our long-lived assets for indicators of possible impairment, whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is assessed using discounted cash flows.

Comprehensive income

Components of other comprehensive income, including gains and losses on available-for-sale investments, were included as part of total comprehensive income. For all periods presented, we have disclosed comprehensive income in the statement of stockholders’ equity.

Net loss per common share

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

Pro forma net loss per share includes shares issuable upon the conversion of outstanding shares of preferred stock (using the as-if-converted method) from the original date of issuance. A reconciliation of shares used in the calculations is as follows (in thousands):

	Years Ended December 31,
	2001	2000	1999
	(In thousands, except share and per share amounts)
Net loss allocable to common stockholders	$(18,566)	$(17,224)	$(7,064)

Weighted average shares of common stock outstanding	22,934	10,177	2,204
Less: weighted average shares subject to repurchase	(94)	(94)	—

Weighted average shares used in computing basic and diluted net loss per share	22,840	10,128	2,204

Basic and diluted net loss per share	$(0.81)	$(1.70)	$(3.21)

Our preferred stock converted into common stock upon the closing of our initial public offering in August 2000. For information purposes, the following pro forma net loss per share data reflects the assumed conversion of our preferred stock into common stock at the beginning of each of the years ended December 31:

	2000	1999
	(In thousands, except per share amounts)
Pro forma (unaudited):
Weighted average shares used in computing basic and diluted net loss per share	10,128	2,204
Pro forma adjustment to reflect weighted average effect of assumed conversion of preferred stock through August 2000	8,126	12,675

Total weighted average shares of common stock outstanding pro forma	18,254	14,879

Basic and diluted pro forma net loss per share	($0.94)	($0.47)

During all periods presented, we had securities outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive. These outstanding securities consist of the following potential common shares:

	December 31,
	2001	2000	1999
Convertible preferred stock, through August 2000	—	8,126,361	12,640,035
Outstanding options	3,521,656	2,647,301	2,991,787
Preferred stock warrants, through	—	21,151	34,559

Recent accounting pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Financial Instruments and for Hedging Activities” (“SFAS 133”), which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS 133 is effective for fiscal years beginning after June 15, 2000 and did not have an impact on our results of operations or financial condition when adopted in 2001 as we hold no derivative financial instruments and do not currently engage in hedging activities.

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS 141, “Business Combinations.” SFAS 141 supersedes APB 16, “Business Combinations,” and SFAS 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.” SFAS 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. We do not expect the adoption of SFAS 141 to have a material effect on our financial condition or results of operations.

In July 2001, the FASB issued SFAS 142, “Goodwill and Other Intangible Assets.” SFAS 142 supersedes APB 17, “Intangible Assets,” and requires the discontinuance of goodwill amortization. In addition, SFAS 142 includes provisions regarding the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. SFAS 142 is required to be applied for fiscal years beginning after December 15, 2001, with certain early adoption permitted. We do not expect the adoption of SFAS 142 to have a material effect on our financial condition or results of operations.

In August 2001, the FASB issued SFAS 143, “Accounting for Asset Retirement Obligations.” SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS 143, will be effective for the Company’s fiscal year ending December 31, 2002. We do not expect the adoption of SFAS 143 to have a material effect on our financial condition or results of operations.

In October 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. However, SFAS 144 retains the fundamental provisions of SFAS 121 for: (1) recognition and measurement of the impairment of long-lived assets to be held and used; and (2) measurement of long-lived assets to be disposed of by sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001. We do not expect the adoption of SFAS 144 to have a material effect on our financial condition or results of operations.

2.    Cash equivalents and investments

The following is a summary of cash equivalents and investments (in thousands):
	Gross Amortized Cost	Gross Unrealized Gains (Losses)	Estimated Fair Value
December 31, 2001
Cash equivalents:
Money market funds	$39,508	$—	$39,508

	$39,508	$—	$39,508

Short term investments:
U.S. Government notes	$6,976	$16	$6,992
Corporate notes	$6,730	$—	$6,730

	$13,706	$16	$13,722

Long term investments:
Corporate notes	$1,927	$17	$1,944

	$1,927	$17	$1,944

December 31, 2000
Cash equivalents:
Money market funds	$333	—	$333
U.S. Government notes	8,000	—	8,000
Corporate notes	3,626	—	3,626

	$11,959	$—	$11,959

Short term investments:
U.S. Government notes	$482	$—	$482
Corporate notes	16,519	—	16,519
Commercial paper	9,938	—	9,938
Certificate of deposit	250	—	250

	$27,189		$27,189

Long term investments:
Corporate notes	$2,102	$—	$2,102

	$2,102	$—	$2,102

All investments held at December 31, 2001 and 2000 mature within 2 years. Realized gains and losses were not material in 2001, 2000 and 1999.

3.    Property and equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2001	2000
Laboratory furniture and equipment	$4,462	$4,252
Office furniture and equipment	477	441
Leasehold improvements	1,139	1,099

	6,078	5,792
Less accumulated depreciation and amortization	(4,982)	(4,970)

Property and equipment, net	$1,096	$822

Property and equipment includes assets under capitalized leases of $53,000 at December 31, 2001 and 2000. Accumulated amortization related to leased assets was approximately $41,000 and $30,000 at December 31, 2001 and 2000, respectively. The amortization of capital leases is included in depreciation expense for property and equipment.

4.    Lease obligations

We occupy our facilities under an operating lease that expires in December 2002. Rent expense under operating leases totaled $537,000, $501,000 and $497,000 for the years ended December 31, 2001, 2000 and 1999, respectively. We have the option to renew the lease upon expiration for an additional term of five years.

At December 31, 2001, noncancelable future minimum lease payments under our operating leases are as follows (in thousands):

Years ending December 31,
2002	$543
2003	1
2004	—

$544

In February 2002, we entered into an operating lease for additional administrative facilities that expires in September 2004. Capital lease obligations at December 31, 2001 and 2000 were not material.

5.  Stockholders’ equity

Follow-on public offering

In October 2001, we completed a follow-on public offering of 4.6 million newly issued shares of common stock at $6.50 per share. We received $27.6 million in net proceeds from this offering.

Initial public offering of common stock

In August 2000, we completed an initial public offering of 5.75 million newly issued shares of our common stock at a price of $7.00 per share, receiving net proceeds of $35.6 million. Upon the closing of our initial public offering, the 2,186,817 shares of convertible preferred stock outstanding at June 30, 2000 were automatically converted into 13,806,642 shares of common stock and warrants to purchase preferred stock were exercised for a total of 8,493 shares of common stock.

Deemed dividend

During March 2000, we consummated the sale of 1,166,667 shares of Series K convertible preferred stock at $6.00 per share for net proceeds of approximately $1,950,000 and a short term note receivable of $5,000,000. At the date of issuance, we believed the per share price of $6.00 represented the fair value of the preferred stock. Subsequent to the date of issuance, we re-evaluated the fair value of our common stock. Accordingly, the increase in fair value resulted in a beneficial conversion feature of $4,667,000 that was recorded as a deemed dividend to preferred stockholders in 2000. We recorded the deemed dividend at the date of issuance by offsetting charges and credits to additional paid-in capital, without any effect on total stockholders’ equity. The preferred stock dividend increases the net loss allocable to common stockholders in the calculation of basic and diluted net loss per common share for the year ended December 31, 2000.

2000 Equity Incentive Plan

In March 2000, we adopted the 2000 Equity Incentive Plan (the “2000 Plan”) and reserved 2,000,000 shares of Telik common stock for issuance under the 2000 Plan. In addition the 2000 Plan provides for annual increases in the number of shares available for issuance under the 2000 Plan beginning January 1, 2001.The number of additional shares to be reserved automatically will be equal to the lesser of 1,500,000 shares, 5% of the outstanding shares on the date of the annual increase or such amount as may be determined by the Board. Options granted under the 2000 Plan may be either incentive stock options (“ISOs”) or nonstatutory stock options (“NSOs”). For ISOs and NSOs, the option price shall be at least 100% and 85%, respectively, of the closing price of our common stock on the date of the grant, or in the event there is no public market for the common stock, of the fair value on the date of the grant, as determined by the board of directors. If, at any time we grant an option, and the optionee directly or by attribution owns stock possessing more than 10% of the total combined voting power of all classes of stock of Telik, the option price shall be at least 110% of the fair value and shall not be exercisable more than five years after the date of grant. Options generally vest over a period of four years from the date of grant. Options granted under the 2000 Plan expire no later than 10 years from the date of grant.

At December 31, 2001 and 2000 authorized and unissued shares of common stock for issuance under the 2000 Plan were 3,133,802 and 2,000,000, respectively. At December 31, 2001 and 2000, 1,887,500 and 376,750 options were outstanding under the 2000 Plan, respectively.

2000 Non-Employee Directors’ Stock Option Plan

In March 2000, we adopted the 2000 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”) and reserved a total of 300,000 shares of common stock for issuance thereunder. Each non-employee director at the initial public offering date was granted a NSO to purchase 20,000 shares of common stock, and each non-employee director who subsequently becomes a director of Telik will be automatically granted a NSO to purchase 20,000 shares of common stock on the date on which such person first becomes a director. Upon the day immediately following each annual stockholder meeting, beginning with the 2000 annual stockholder meeting, each non-employee director will automatically be granted a NSO to purchase 5,000 shares of common stock or an option to purchase an amount of shares prorated for the part of the year served as non-employee director. The exercise price of options under the Directors’ Plan will be equal to the fair market value of the common stock on the date of grant. The maximum term of the options granted under the Directors’ Plan is ten years. All grants under the Directors’ Plan will vest over a period of four years from date of grant, one fourth vesting one year after the date of the grant and thereafter the balance vesting monthly. The Directors’ Plan will terminate in March 2010 unless terminated earlier in accordance with the provisions of the Directors’ Plan. At December 31, 2001 and 2000 authorized and unissued shares of common stock for issuance under the Directors’ Plan were 280,000 and 300,000, respectively. At December 31, 2001 and 2000, options outstanding under the Directors’ Plan were 100,000.

2000 Employee Stock Purchase Plan

In March 2000, we adopted the 2000 Employee Stock Purchase Plan (the “Purchase Plan”). We reserved a total of 250,000 shares of our common stock for issuance under the Purchase Plan. In addition, the Purchase Plan provides for annual increases in the number of shares available for issuance under the Purchase Plan beginning January 1, 2001. The number of additional shares to be reserved automatically will be equal to the lesser of 150,000 shares, 1% of the outstanding shares on the date of the annual increase or such amount as may be determined by the Board. The Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock on the first day of the offering or 85% of the fair market value of our common stock on the purchase date. The initial offering period commenced on the effective date of the initial public offering, August 11, 2000 and at December 31, 2001 and 2000 we had authorized 347,959 and 250,000 shares of common stock for issuance under the Purchase Plan, respectively. During 2001, the first year employees could purchase stock under the Purchase Plan, employees purchased 52,041 shares through the Purchase Plan.

1996 Stock Option Plan

The 1996 Stock Option Plan (the “1996 Plan”) was adopted in April 1996. The terms are similar to the 2000 Plan. At December 31, 2001 and 2000, 1,401,834 and 1,847,439 options were outstanding under the 1996 Plan, respectively. The 1996 Plan was terminated upon our initial public offering and no new options can be granted under this plan. The termination of the 1996 Plan had no effect upon outstanding options under the plan.

1988 Stock Option Plan

The 1988 Stock Option Plan (the “1988 Plan”) was adopted in February 1989. At December 31, 2001 and 2000, 132,322 and 320,978 options were outstanding under the 1988 Plan, respectively. The 1988 Plan was terminated upon our initial public offering and no new options can be granted under this plan. The termination of the 1988 Plan had no effect upon outstanding options under the plan.

Additional options

We granted additional options, outside of our plans, of which 2,134 were outstanding at December 31, 2000. All such outstanding options expired in June 2001.

Stock option plan activity summary

A summary of activity under our stock option plans through December 31, 2001 is as follows:

	Number of Options Outstanding	Weighted- Average Exercise Price
Balance at December 31, 1998	2,996,376	$1.40
Options granted	281,050	$1.60
Options exercised	(11,243)	$1.04
Options forfeited	(274,396)	$1.32

Balance at December 31, 1999	2,991,787	$1.40
Options granted	1,237,570	$4.10
Options exercised	(903,616)	$1.20
Options forfeited	(678,440)	$1.30

Balance at December 31, 2000	2,647,301	$2.76
Options granted	1,598,250	$7.54
Options exercised	(437,408)	$1.66
Options forfeited	(286,487)	$3.18

Balance at December 31, 2001	3,521,656	$5.03

Exercisable at December 31, 1999	1,757,992	$1.30
Exercisable at December 31, 2000	1,303,817	$1.46
Exercisable at December 31, 2001	1,343,627	$2.16

The weighted average fair value of options granted during 2001, 2000 and 1999 was $5.98, $7.29 and $1.35, respectively. At December 31, 2001 we had 1,426,302 shares available for grant under our option plans.

At December 31, 2001 we had 3,521,656 options outstanding which expire at various dates through 2011, have a weighted average contractual life of 8.1 years and have exercise prices ranging from $1.00 to $11.98. Further information concerning options outstanding at December 31, 2001 is as follows:

	Options Outstanding			Options Exercisable
Range	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price
$1.000 to $1.600	1,301,448	$1.523	6.16	1,120,324	1.510
2.000 to 3.813	661,458	3.175	8.87	100,743	2.022
7.063 to 7.438	651,000	7.259	9.34	28,855	7.074
8.250 to 11.980	907,750	9.822	9.46	93,705	8.598

$1.000 to $11.980	3,521,656	5.033	8.11	1,343,627	2.162

Pro forma information regarding net loss is required by SFAS 123, and has been determined as if we had accounted for our employee stock options under the fair value method of that Statement. The fair value for these options and the purchase rights was estimated at the date of grant using the minimum value method, for employee stock options granted prior to our initial public offering in August 2000. For employee stock options granted subsequent to the initial public offering we estimated the value at the date of grant using a Black-Scholes option pricing model. We used the following weighted-average assumptions: risk free interest rates of 4.06% in 2001, 6.25% in 2000 and 6.53% in 1999; volatility factors of the expected market price of our common stock of 0.8667 for 2001 and 1.084 for periods following the initial public offering in 2000; no dividend yield; and a weighted-average expected life of the options of 5 years (except for option grants with abbreviated exercise periods, for which the expected life assumption is one year).

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. Our pro forma information follows:

	Years Ended December 31,
	2001	2000	1999
	(In thousands, except per share amounts)
Net loss:
As reported	$(18,566)	$(17,224)	$(7,064)
Pro forma	$(19,550)	$(20,386)	$(7,346)
Basic and diluted net loss per share:
As reported	$(0.81)	$(1.70)	$(3.21)
Pro forma	$(0.86)	$(2.01)	$(3.33)

The effects of applying SFAS 123 for pro forma disclosures are not likely to be representative of the effects as reported net loss for future years.

During 2001, 2000 and 1999, we issued 60,000, 27,500 and 20,000 options, respectively, to non-employees in exchange for services performed for Telik. For these option grants, we recognized an expense equal to the estimated fair market value of the granted options on the date of the grant. This expense was $47,000 in 2001, $231,000 in 2000, and was immaterial for 1999. In accordance with SFAS 123 and EITF 96-18, options granted to consultants are periodically revalued as they vest.

During the years ended December 31, 2000 and 1999, in connection with options granted to employees, we recorded deferred stock compensation of $2,617,000 and $260,000 respectively, representing the difference between the exercise price of the options and the deemed fair value of the common stock. These amounts are being amortized to operations over the vesting periods of the options on a straight-line basis.

Amortization expense relating to deferred stock compensation was $581,000 for the year ended December 31, 2001, $565,000 for the year ended December 31, 2000 and was not material for the year ended December 31, 1999.

6.    Income taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows (in thousands):

	December 31,
	2001	2000
Deferred tax assets:
Net operating loss carryforwards	$26,500	$20,200
Research credit carryforwards	2,800	2,700
Capitalized research and development expenses	2,600	1,800
Other, net	1,000	1,800

Total deferred tax assets	32,900	26,500
Valuation allowance	(32,900)	(26,500)

Net deferred taxes	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $6,400,000, $5,200,000 and $5,000,000 during 2001, 2000 and 1999, respectively.

As of December 31, 2001, we had net operating loss carryforwards for federal income tax purposes of approximately $76,000,000 which expire in the years 2004 through 2021 and federal research and development tax credits of approximately $2,000,000 which expire in the years 2004 through 2021.

Utilization of our net operating loss may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation may result in the expiration of net operating loss before utilization.

7.    Related party transactions

In December 1996, we entered into a collaboration and license agreement with a Japanese pharmaceutical company, Sanwa Kagaku Kenkyusho Co., Ltd., focusing on diabetes. We also entered into a screening services agreement with Sanwa in which we agreed to employ our proprietary TRAP technology to identify compounds that are active against biological targets identified by Sanwa. We amended these agreements, most recently, in February 2001.

Under the collaboration agreement and related license, we have received payments for certain research and development activities, and may receive payments for achievement of specified development milestones, such as initiation of clinical trials and submission of Sanwa’s request for regulatory approval, and for royalties on product sales, if any, in several countries in Asia. We have received a total of $8.25 million from Sanwa under the collaboration agreement, including $2.25 million in 2001 and $2.5 million in 1999, and we may receive up to $12.25 million more in the future. In addition to research funding, Sanwa invested an aggregate of $11.0 million in our equity securities during the years of 1996 through 1998.

In June 2000 we made a loan to an officer in connection with the exercise of an option to purchase 96,000 shares of Telik common stock. This full recourse loan was for the aggregate amount of $153,600, bearing annual interest of 6.5%. In 2001, the officer made a principal payment in the amount of $48,000. The remaining loan principal of $105,600, with accumulated interest, is due and payable in June 2003.

Since October 1998, Gail L. Brown, MD has served as a consultant to Telik on matters involving the clinical development of our products. Dr. Brown is the spouse of Dr. Michael Wick, our President, Chief Executive Officer and Chairman. In 2001 we paid Dr. Brown $303,000 for professional services rendered to Telik and we reimbursed her $22,937 for expenses. In November 2001, Dr. Brown joined Telik as Senior Vice President and Chief Medical Officer.

8.    401(k) Plan

We maintain a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code. The plan covers substantially all full-time employees. Participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. We have made no employer contributions to the plan since its inception.

9.    Quarterly financial information (unaudited)

Selected quarterly financial information is summarized below:

	2001				2000
Quarter ended	Dec. 31, 2001	Sep. 30, 2001	Jun. 30, 2001	Mar. 31, 2001	Dec. 31, 2000	Sep. 30, 2000	Jun. 30, 2000	Mar. 31, 2000
	(In thousands, except per share data)
Revenues	$422	$555	$405	$489	$745	$721	$563	$767
Costs and expenses:
Research and development	6,649	4,352	4,257	3,503	2,851	2,872	2,501	2,618
General and administrative	557	977	1,026	1,131	807	552	4,210	379

	7,206	5,329	5,283	4,634	3,658	3,424	6,711	2,997

Loss from operations	(6,784)	(4,774)	(4,878)	(4,145)	(2,913)	(2,703)	(6,148)	(2,230)
Interest income, net	446	424	516	629	752	434	165	86

Net loss	(6,338)	(4,350)	(4,362)	(3,516)	(2,161)	(2,269)	(5,983)	(2,144)
Deemed dividend to preferred stockholders	—	—	—	—	—	—	—	(4,667)

Net loss allocable to common stockholders	$(6,338)	$(4,350)	$(4,362)	(3,516)	$(2,161)	$(2,269)	$(5,983)	$(6,811)

Net loss per common share, basic and diluted (1)	$(0.23)	$(0.19)	$(0.19)	$(0.16)	$(0.10)	$(0.17)	$(2.67)	$(3.08)
Weighted average shares used in computing net loss per common share, basic and diluted						13,396	2,241	2,208
Pro forma net loss per common share, basic and diluted						$(0.12)	$(0.37)	$(0.46)
Weighted average shares used in computing pro forma net loss per common share, basic and diluted						19,549	16,048	14,863

(1)	Net loss per common share for each quarter are calculated as a discrete period; the sum of four quarters may not equal the calculated full year amount.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation.

3.2	Amended and Restated Bylaws. (1)

4.1	Specimen Common Stock Certificate. (2)

4.2
Amended and Restated Registration Rights Agreement, dated March 31,2000, between Telik and holders of Telik’s Series B, Series E, Series F, Series G, Series H, Series I, Series J and Series K preferred stock. (1)

4.3	Right Agreement dated November 2, 2001, by and between Telik and Wells Fargo Bank Minnesota, N.A. as Rights Agent. (6)

10.1	Form of Indemnity Agreement. (1) (3)

10.2	2000 Equity Incentive Plan and related documents. (3) (4)

10.3	2000 Employee Stock Purchase Plan and Offering. (3) (4)

10.4	2000 Non-Employee Directors’ Stock Option Plan and Agreement. (3) (4)

10.5	1996 Stock Option Plan and forms of grant thereunder (3) (4)

10.6	1988 Stock Option Plan and forms of grant thereunder (3) (4)

10.7	Form of Non-Plan Stock Option Agreement (3) (4)

10.8*	Collaborative Research Agreement between Telik and Sankyo Company, Ltd., dated March 24, 1999, as amended. (1)

10.9*	Collaboration Agreement between Telik and Sanwa Kagaku Kenkyusho Co., Ltd., dated December 20, 1996, as amended. (1)

10.10*	License Agreement between Telik and Sanwa Kagaku Kenkyusho Co., Ltd., dated September 24, 1997, as amended. (1)

10.11*	Screening Services Agreement between Telik and Sanwa Kagaku Kenkyusho Co., Ltd., dated December 20, 1996, as amended. (1)
10.12*	Third Amendment to Collaborative Agreement between Telik and Sanwa Kagaku Kenkyusho Co., Ltd., dated February 14, 2001. (5)

10.13*	Third Amendment to Screening Services Agreement between Telik and Sanwa Kagaku Kenkyusho Co., Ltd., dated February 14, 2001. (5)

10.14*	Second Amendment to License Agreement between Telik and Sanwa Kagaku Kenkyusho Co., Ltd., dated February 14, 2001. (5)

10.15*	License Agreement between Telik and the University of Arizona, dated January 8, 2001. (5)

10.16	Consulting Agreement for Individual Consultants between Gail L. Brown, MD and Telik, dated October 20, 1998, as amended. (1)

10.17	Employment Agreement between Cynthia M. Butitta and Telik, dated July 1, 1998. (1) (3)

10.18	Employment Agreement between Michael M. Wick, MD, PhD and Telik, dated December 10, 1997, as amended. (1) (3)

10.19	Employment Agreement between Wm. David Henner, MD, PhD and Telik, dated December 10, 2000. (3) (5)

10.20	Lease between Telik and Chamberlin Associates—Oyster Point Phase I L.P., dated July 25, 1997, as amended. (1)

23.1	Consent of Ernst & Young LLP, Independent Auditors.

*
Confidential treatment has been granted for portions of this document. The information omitted pursuant to such confidential treatment order has been filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on April 4, 2000 (File No. 333-33868).

(2)	Incorporated by reference to exhibit to our Registration Statement on Form S-1 filed on July 3, 2000 (File No. 333-33868).

(3)	Management contract or compensatory arrangement.

(4)	Incorporated by reference to exhibits to our Registration Statement on Form S-8 filed on August 30, 2000 (File No. 333-44826).

(5)	Incorporated by reference to exhibits to our Annual Report on Form 10-K for the year ended December 31, 2000 initially filed on March 28, 2001 as amended on Form 10-K/A filed on September 20, 2001.

(6)	Incorporated by reference to exhibits to our Current Report on Form 8-K dated November 2, 2001.