Form 10-Q
period 2002-03-31
TELIK INC
filed 2002-05-08
CIK 1109196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED MARCH 31, 2002

OR

[_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO ___________ .

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class: Common Stock $0.01 par value	Outstanding at April 30, 2002:
27,838,970 shares

TELIK, INC.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

TELIK, INC.

CONDENSED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2002	December 31, 2001
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$44,597	$39,508
Short-term investments	4,090	13,722
Prepaid expenses and other current assets	589	991

Total current assets	49,276	54,221
Property and equipment, net	1,539	1,096
Long-term investments	—	1,944
Other assets	55	54

	$50,870	$57,315

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,013	$3,338
Accrued clinical trials	909	881
Accrued compensation	465	636
Other accrued liabilities	630	460
Current portion of capital lease obligations	5	—
Deferred revenue	1,265	662

Total current liabilities	4,287	5,977
Non-current portion of capital lease obligations	31	—

Commitments

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 27,834,911 and 27,765,484 issued and outstanding at March 31, 2002 and December 31, 2001, respectively	278	278
Additional paid-in capital	135,156	134,812
Deferred stock compensation	(1,025)	(1,173)
Note receivable from employee	(105)	(105)
Accumulated other comprehensive income	—	33
Accumulated deficit	(87,752)	(82,507)

Total stockholders’ equity	46,552	51,338

Total liabilities and stockholders’ equity	$50,870	$57,315

See accompanying notes

TELIK, INC.

CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2002	2001
Contract revenue from collaborations:
With related parties	$397	$397
Other	—	67
Other revenues	25	25

	422	489
Costs and expenses:
Research and development	4,764	3,503
General and administrative	1,175	1,131

	5,939	4,634

Loss from operations	(5,517)	(4,145)
Interest income, net	272	629

Net loss	$(5,245)	$(3,516)

Net loss per common share, basic and diluted	$(0.19)	$(0.16)

Weighted average shares used in computing net loss per common share, basic and diluted	27,738	22,649

See accompanying notes

TELIK, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three Months Ended March 31,
	2002	2001
Operating activities
Net loss	$(5,245)	$(3,516)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	121	120
Amortization of deferred stock compensation	133	181
Stock options granted to non-employees	36	—
Amortization of discount on investments	3	287
Changes in operating assets and liabilities:
Prepaid expenses and other assets	401	80
Accounts payable	(2,325)	58
Accrued clinical trials	28	(192)
Accrued compensation	(171)	23
Other accrued liabilities	170	(203)
Deferred revenue	603	1,786
Long-term liabilities	—	(5)

Net cash used in operating activities	(6,246)	(1,381)

Investing activities
Sales and maturities of investments	28,450	32,450
Purchases of investments	(16,910)	(39,300)
Purchases of property and equipment	(527)	(173)

Net cash provided by (used in) investing activities	11,013	(7,023)

Financing activities
Principal payments under capital lease obligations	(1)	(3)
Net proceeds from issuance of common stock	323	219

Net cash provided by financing activities	322	216

Net increase (decrease) in cash and cash equivalents	5,089	(8,188)
Cash and cash equivalents at beginning of period	39,508	11,959

Cash and cash equivalents at end of period	$44,597	$3,771

Supplemental cash flow information
Cash paid for interest	$2	$1

Equipment acquired under capital leases	$37	$—

See accompanying notes

TELIK, INC.
Notes to Condensed Financial Statements

(Unaudited)

1.    Basis of presentation and summary of significant accounting policies

We have prepared the accompanying financial statements in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. We believe all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002 or any other period. You should read these financial statements and notes in conjunction with our audited financial statements for the year ended December 31, 2001, which are included in our Annual Report on Form 10-K.

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

2.    Comprehensive loss

	Three Months Ended March 31,
	2002	2001
	(In thousands)
Net loss	$(5,245)	$(3,516)
Change in unrealized gain/(loss) on investments	(33)	84

Comprehensive loss	$(5,278)	$(3,432)

3.    Basic and diluted net loss per share

We have computed net loss per common share according to the Financial Accounting Standards Board Statement No. 128, “Earnings Per Share,” which requires disclosure of basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of options, shares subject to repurchase, warrants and convertible securities. Diluted earnings per share includes the impact of potentially dilutive securities. A reconciliation of shares used in the calculation is as follows:

	Three Months Ended March 31,
	2002	2001
	(In thousands, except per share amounts)
Net loss	$(5,245)	$(3,516)

Weighted average shares of common stock outstanding	27,802	22,745
Less: weighted average shares subject to repurchase	(64)	(96)

Weighted average shares used in computing basic and diluted net loss per share	27,738	22,649

Basic and diluted net loss per share	$(0.19)	$(0.16)

4.    Cash, cash equivalents and investments

The following is a summary of cash, cash equivalents and investments (in thousands):

	Amortized Cost	Gross Unrealized Gains/ (Losses)	Estimated Fair Value
March 31, 2002
Cash and cash equivalents:
Cash and money market funds	$44,597	$—	$44,597

	$44,597	$—	$44,597

Short term investments:
Corporate notes	$4,090	—	$4,090

	$4,090	$—	$4,090

December 31, 2001
Cash and cash equivalents:
Cash and money market funds	$39,508	$—	$39,508

	$39,508	$—	$39,508

Short term investments:
U.S. Government notes	$6,976	$16	$6,992
Corporate notes	6,730	—	6,730

	$13,706	$16	$13,722

Long term investments:
Corporate notes	$1,927	$17	$1,944

	$1,927	$17	$1,944

5.    Collaborative agreement

In March 2002, we received $1.0 million from Sanwa Kagaku Kenkyusho Co., Ltd., a collaborative partner, for collaborative research funding in connection with an amendment to the previously existing screening services agreement between Sanwa and Telik.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Statements of Expected Future Performance

This Quarterly Report on Form 10-Q contains statements indicating expectations about future performance and other forward-looking statements that involve risks and uncertainties. We usually use words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “future”, “intend,” “potential,” or “continue” or the negative of these terms or similar expressions to identify forward-looking statements. These statements appear throughout the Form 10-Q and are statements regarding our current intent, belief, or expectation, primarily with respect to our operations and related industry developments. Examples of these statements include, but are not limited to, statements regarding the following: the extent to which our issued and pending patents may protect our products and technology, our ability to identify new product candidates using TRAP technology (our proprietary Target-Related Affinity Profiling technology, which is discussed below), the potential of such product candidates to lead to the development of safer or more effective therapies, our ability to develop the technology derived from our collaborations, our anticipated timing for filing an IND (Investigational New Drug application) with the Food and Drug Administration (FDA) or for the initiation or completion of phase 1, phase 2 or phase 3 testing for any of our product candidates, our future operating expenses, our future losses, our future expenditures for research and development and our use of proceeds from the initial and follow-on public offerings. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in the section of this Item 2 titled “Additional Factors That May Affect Future Results,” and elsewhere in this Quarterly Report on Form 10-Q.

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2001.

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

We received funding in the form of equity investments totaling $27.6 million in the year ended December 31, 2001 from our follow-on public offering completed in October 2001. We received funding in the form of equity investments totaling $42.5 million in the year ended December 31, 2000. This funding included net proceeds of $35.6 million from our initial public offering in August 2000 and net proceeds of $7.0 million from our issuance of Series K convertible preferred stock in March 2000. We received funding in the form of equity investments from our collaborative partner Sanwa, in an aggregate amount of $11.0 million during the years of 1996 through 1998. Since 1996, we have received $14.6 million in non-equity payments from collaborators, including $10.8 million from Sanwa. Our most recent non-equity payment from a collaborator was $1.0 million, for research funding, received from Sanwa in March 2002.

At March 31, 2002 our accumulated deficit was $87.8 million.

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

Use of estimates

In preparing our financial statements to conform with accounting principles generally accepted in the United States, we make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. These estimates include useful lives for fixed assets for depreciation calculations and assumptions for valuing options. Actual results may differ from these estimates.

Results of operations

Three-month periods ended March 31, 2002 and March 31, 2001

Revenues

Revenues for the three-month periods ended March 31, 2002 and 2001 were $0.4 million and $0.5 million, respectively. Revenues resulted from our collaborative agreements with Sanwa and funded research related to a grant received from the National Institutes of Health.

We expect near-term future revenue to fluctuate depending upon our ability to enter into new collaborative research agreements, and the amounts of payments relating to such agreements.

Research and development expenses

Research and development expenses for the three-month periods ended March 31, 2002 and 2001 were $4.8 million and $3.5 million, respectively. Our research and development activities consist primarily of discovery research, screening and identification of drug candidates, preclinical studies, drug and product development and clinical activities. The increase in research and development expense in the three-month period ended March 31, 2002 compared to the same period in 2001 was principally due to costs associated with our TLK286 phase 2 clinical trials and product development costs. We expect research and development expenditures to increase in future periods as a result of increased manufacturing and clinical development costs primarily relating to our TLK286 and TLK199 product development. We initiated a phase 1-2a clinical trial of TLK199 in April 2002. The timing and the amount of this anticipated increase in expense will depend upon the outcome of our ongoing clinical trials, regulatory requirements, advancement of our preclinical programs and manufacturing product supply costs.

General and administrative expenses

General and administrative expenses for the three-month periods ended March 31, 2002 and 2001 were $1.2 million and $1.1 million, respectively. This slight increase was due primarily to additional staffing costs for administrative personnel and for investor relations activities. We expect our future general and administrative expenses will increase to support expanded business activities.

Net interest income

Net interest income was $0.3 million and $0.6 million for the three-month periods ended March 31, 2002 and 2001, respectively, and resulted primarily from earnings on investments. This decrease in net interest income was principally due to lower average interest rates in 2002.

Liquidity and Capital Resources

We have financed our operations from inception primarily through the private placement of equity securities, our initial public offering, our follow-on public offering, revenue from collaborative agreements, interest earned on short-term investments and equipment lease line financings. Through March 31, 2002, we have raised $128.0 million from the sale of equity securities, including $11.0 million from collaborators, and received $14.6 million in non-equity payments from collaborators.

Our operating activities resulted in net cash outflows of $6.2 million in the first quarter of 2002, resulting primarily from our operating loss as well as payments made to reduce accounts payable. These outflows of cash were partially offset by a collaborative research payment of $1.0 million received in March 2002. Investing activities provided cash of $11.0 million in the first quarter of 2002 primarily due to the net effect of purchases and sales of short-term securities. Purchases of property and equipment were $0.5 million in the first quarter of 2002, principally for new laboratory equipment. Financing activities provided cash of $0.3 million in the first quarter of 2002 resulting primarily from exercises of stock options and purchases of Telik stock through our employee stock purchase plan.

We believe our existing cash resources, plus anticipated proceeds from corporate collaborations, will be sufficient to satisfy our anticipated cash requirements for at least an additional 15 months. Changes in our research and development plans or other changes affecting our operating expenses may affect actual future consumption of existing cash resources. In any event, we will need to raise substantial additional capital to fund our operations in the future. We expect to finance our future cash needs through the sale of equity securities, strategic collaborations and possibly debt financing. Our future capital uses and requirements will depend on numerous factors, including the following:

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

Due to the significant research and development expenditures required to develop our TRAP technology and identify new product candidates, and the lack of any products to generate revenue, we have not been profitable and have generated operating losses since we were incorporated in 1988. As of March 31, 2002, we had an accumulated deficit of approximately $87.8 million. We expect to incur losses for at least the next several years and expect that these losses will actually increase as we expand our research and development activities and incur significant clinical testing costs. To date, we have derived substantially all of our revenues, which have not been significant, from project initiation fees and research reimbursement paid pursuant to existing collaborative agreements with third parties and achievement of milestones under current collaborations. We expect that this trend will continue until we develop, and obtain regulatory approval and market acceptance of, our product candidates. We cannot assure you when, if ever, we will receive product revenue, if any, sufficient to become profitable.

All of our product candidates are in research and development. If clinical trials of TLK286 and TLK199 are delayed or unsuccessful or if we are unable to complete the preclinical development of our diabetes or other preclinical product candidates, our business may be adversely affected.

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

Any clinical trial may fail to produce results satisfactory to the FDA. Preclinical and clinical data can be interpreted in different ways, which could delay, limit or prevent regulatory approval. Negative or inconclusive results or adverse medical events during a clinical trial could cause a clinical trial to be repeated or a program to be terminated. We typically rely on third-party clinical investigators to conduct our clinical trials and, as a result, we may face additional delays outside our control.

We do not know whether planned clinical trials will begin on time or whether any of our ongoing clinical trials will be completed on schedule, or at all. We do not know whether any clinical trials will result in marketable products. Typically, there is a high rate of attrition for product candidates in preclinical and clinical trials.

Only one of our product candidates, TLK286, has completed the stage of human testing designed to determine safety, known as phase 1 clinical trials and, to date, we have only limited data on safety and efficacy in humans, with respect to this product candidate. We initiated phase 2 clinical trials of TLK286 in colorectal, ovarian and non-small cell lung cancers in the first half of 2001 and in breast cancer in the first quarter of 2002. We recently initiated a phase 1-2a clinical trial for TLK199. Finally, our success depends, in part, on our ability to complete preclinical development of our diabetes or other preclinical product candidates, and take them through early clinical trials. We do not anticipate that any of our products will reach the market for at least several years.

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

Before receiving FDA clearance to market a product, we or our collaborators must demonstrate that the product is safe and effective in the patient population that will be treated. Negative or inconclusive results or adverse medical events during a clinical trial could cause a clinical trial to be repeated, a program to be terminated and could delay approval. We typically rely on third party clinical investigators to conduct our clinical trials and other third party organizations to perform data collection and analysis and, as a result, we may face additional delaying factors outside our control. In addition, delays or rejections may be encountered based upon additional government regulation from future legislation or administrative action or changes in FDA policy or interpretation during the period of product development, clinical trials and FDA regulatory review. Failure to comply with applicable FDA or other applicable regulatory requirements may result in criminal prosecution, civil penalties, recall or seizure of products, total or partial suspension of production or injunction, as well as other regulatory action. We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approval.

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

The fair value of our investments in marketable securities at March 31, 2002 was $4.1 million, with a weighted-average maturity of 20 days and a weighted-average interest rate of 2.08%. Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio. Our marketable securities portfolio is invested in corporate debt securities with an average maturity of under one year and a minimum investment grade rating of A to minimize credit risk. Although changes in interest rates may affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments were sold prior to maturity.

We have operated primarily in the United States and all funding activities with our collaborators to date have been made in U.S. dollars. Accordingly, we do not have any exposure to foreign currency rate fluctuations.

PART II.    OTHER INFORMATION

ITEM 1.    Legal Proceedings

We are not currently involved in any legal proceedings.

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

From the time of receipt through March 31, 2002 we have applied the net proceeds from the offering as follows:

(Estimations, in $000’s)
Purchases and installation of machinery and equipment	$962
Repayment of indebtedness	11
Working capital used in operations	14,913
Net proceeds to be applied in future periods	19,714

We plan to use the balance of the net proceeds of our initial public offering for clinical trials, preclinical studies and general corporate purposes, including working capital and product development. We may use a portion of the net proceeds to acquire or invest in products and technologies that are complementary to our own, although no acquisitions are planned or being negotiated as of the date of this filing, and we have not allocated any portion of the net proceeds for any specific acquisition. None of the net proceeds of the initial public offering were paid directly or indirectly to any director, officer, general partner of Telik or their associates, persons owning 10% or more of any class of equity securities of Telik, or an affiliate of Telik. We expect that our use of proceeds from the offering will conform to the intended use of proceeds as described in our initial public offering prospectus dated August 11, 2000.

ITEM 3.    Defaults Upon Senior Securities

Not applicable

ITEM 4.    Submission of Matters To a Vote of Security Holders

Not applicable

ITEM 5.    Other Information

Not applicable

ITEM 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

10.20*	Fourth Amendment to Screening Services Agreement between Telik and Sanwa Kagaku Kenkyusho Co., Ltd., dated March 6, 2002.

(b)  Reports on Form 8-K

No reports were filed on Form 8-K for the quarterly period ended March 31, 2002.

*	Portions hereof have been omitted and filed separately with the SEC pursuant to a request for confidential treatment in accordance with Rule 24(b)-2.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELIK, INC.	Dated May 7, 2002

By:	/S/ CYNTHIA M. BUTITTA
Cynthia M. Butitta
Chief Operating Officer and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)