Form 10-Q
period 2002-06-30
TELIK INC
filed 2002-08-14
CIK 1109196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED JUNE 30, 2002

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class: Common Stock $0.01 par value	Outstanding at July 31, 2002:
27,863,924 shares

TELIK, INC.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

TELIK, INC.
CONDENSED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2002	December 31, 2001
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$21,720	$39,508
Short-term investments	18,898	13,722
Prepaid expenses and other current assets	930	991

Total current assets	41,548	54,221
Property and equipment, net	1,556	1,096
Long-term investments	1,557	1,944
Other assets	63	54

	$44,724	$57,315

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,150	$3,338
Accrued clinical trials	824	881
Accrued compensation	705	636
Other accrued liabilities	1,312	460
Current portion of capital lease obligations	5	—
Deferred revenue	917	662

Total current liabilities	6,913	5,977

Non-current portion of capital lease obligations	29	—

Commitments

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 27,859,799 and 27,765,484 issued and outstanding at June 30, 2002 and December 31, 2001, respectively	279	278
Additional paid-in capital	135,268	134,812
Deferred stock compensation	(890)	(1,173)
Note receivable from employee	(48)	(105)
Accumulated other comprehensive income	4	33
Accumulated deficit	(96,831)	(82,507)

Total stockholders’ equity	37,782	51,338

Total liabilities and stockholders’ equity	$44,724	$57,315

See accompanying notes

TELIK, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Contract revenue from collaborations:
With related parties	$348	$397	$745	$794
Other	—	—	—	67
Other revenues	17	8	42	33

Total revenues	365	405	787	894

Costs and expenses:
Research and development	8,282	4,257	13,046	7,760
General and administrative	1,367	1,026	2,542	2,157

Total costs and expenses	9,649	5,283	15,588	9,917

Loss from operations	(9,284)	(4,878)	(14,801)	(9,023)
Interest income, net	205	516	477	1,145

Net loss	$(9,079)	$(4,362)	$(14,324)	$(7,878)

Net loss per common share, basic and diluted	$(0.33)	$(0.19)	$(0.52)	$(0.35)

Weighted average shares used in computing net loss per common share, basic and diluted	27,808	22,767	27,766	22,708

See accompanying notes

TELIK, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six Months Ended June 30,
	2002	2001
Operating activities
Net loss	$(14,324)	$(7,878)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	260	233
Amortization of deferred stock compensation	268	360
Stock options granted to non-employees	74	—
Forgiveness of notes receivable from related parties	28	—
Amortization of discount (premium) on investments	(48)	109
Changes in operating assets and liabilities:
Prepaid expenses and other assets	24	323
Accounts payable	(188)	600
Accrued clinical trials	(57)	(296)
Accrued compensation	69	35
Other accrued liabilities	852	(201)
Deferred revenue	255	1,389
Long-term liabilities	—	(14)

Net cash used in operating activities	(12,787)	(5,340)

Investing activities
Sales and maturities of investments	43,900	64,845
Purchases of investments	(48,670)	(63,710)
Purchases of property and equipment	(683)	(274)

Net cash provided by (used in) investing activities	(5,453)	861

Financing activities
Principal payments under capital lease obligations	(3)	(2)
Net proceeds from issuance of common stock	398	582
Payment of promissory note from employee	57	—

Net cash provided by financing activities	452	580

Net decrease in cash and cash equivalents	(17,788)	(3,899)
Cash and cash equivalents at beginning of period	39,508	11,959

Cash and cash equivalents at end of period	$21,720	$8,060

Supplemental cash flow information
Cash paid for interest	$4	$2

Equipment acquired under capital leases	$37	$—

See accompanying notes

TELIK, INC.
Notes to Condensed Financial Statements
(Unaudited)

1.	Basis of presentation and summary of significant accounting policies

We have prepared the accompanying financial statements in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. We believe all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002 or any other period. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date. You should read these financial statements and notes in conjunction with our audited financial statements for the year ended December 31, 2001, which are included in our Annual Report on Form 10-K.

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

2.	Comprehensive income (loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes changes in unrealized gains (losses) on investments. Comprehensive income (loss) for the three-month and six-month periods ended June 30, 2002 and 2001 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net loss	$(9,079)	$(4,362)	$(14,324)	$(7,878)
Change in unrealized gain/(loss) on investments	4	5	(29)	89

Comprehensive loss	$(9,075)	$(4,357)	$(14,353)	$(7,789)

3.	Basic and diluted net loss per share

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net loss	$(9,079)	$(4,362)	$(14,324)	$(7,878)

Weighted average shares of common stock outstanding	27,847	22,863	27,819	22,804
Less: weighted average common shares subject to repurchase	(39)	(96)	(53)	(96)

Weighted average shares used in computing net loss per common share, basic and diluted	27,808	22,767	27,766	22,708

Net loss per common share, basic and diluted	$(0.33)	$(0.19)	$(0.52)	$(0.35)

TELIK, INC.
Notes to Condensed Financial Statements—(Continued)
(Unaudited)

4.	Cash, cash equivalents and investments

The following is a summary of cash, cash equivalents and investments (in thousands):

	Amortized Cost	Gross Unrealized Gains/ (Losses)	Estimated Fair Value
June 30, 2002
Cash and cash equivalents:
Cash and money market funds	$5,343	$—	$5,343
Commercial paper	14,670	(2)	14,668
Corporate notes	1,710	(1)	1,709

	$21,723	$(3)	$21,720

Short term investments:
U.S. Government notes	$2,000	$1	$2,001
Corporate notes	16,897	—	16,897

	$18,897	$1	$18,898

Long term investments:
U.S. Government notes	$1,551	$6	$1,557

	$1,551	$6	$1,557

December 31, 2001
Cash and cash equivalents:
Cash and money market funds	$39,508	$—	$39,508

	$39,508	$—	$39,508

Short term investments:
U.S. Government notes	$6,976	$16	$6,992
Corporate notes	6,730	—	6,730

	$13,706	$16	$13,722

Long term investments:
Corporate notes	$1,927	$17	$1,944

	$1,927	$17	$1,944

5.	Registration statement on Form S-3

In May 2002, we filed a registration statement on Form S-3 to offer and sell, from time to time, equity and debt securities in one or more offerings up to a total dollar amount of $100 million. Under this registration statement, $100 million remains available for future offerings and we have no current commitments to offer and sell any securities that may be offered and sold pursuant to this registration statement.

6.	Subsequent events

In July 2002, we entered into a lease for a research and office facility of approximately 92,000 square feet located at 3165 Porter Drive in Palo Alto, California. The term of the lease is 11.5 years, commencing in January 2003 and terminating in May 2014. Under the terms of this lease, we may finance up to $5.0 million in leasehold improvements made to the facility. We anticipate this facility will replace our current research and office facilities in South San Francisco, California. Our total financial commitment for the full term of the Palo Alto lease is approximately $39.1 million.

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

Overview

We are engaged in the discovery, development and commercialization of small molecule therapeutics. We have incurred net losses since inception and expect to incur substantial and increasing losses for the next several years as we expand our research and development activities and move our product candidates into later stages of development. The process of carrying out the development of our own unpartnered products to later stages of development and our research programs for our corporate partners may require significant additional research and development expenditures including preclinical testing and clinical trials, as well as for obtaining regulatory approval. To date, we have funded our operations primarily through the sale of equity securities and through non-equity payments from collaborative partners.

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

At June 30, 2002 our accumulated deficit was $96.8 million.

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

Research and development expenses

Our research and development expenses include salaries and benefits costs, fees for contractors and consultants, and an allocation of administrative and corporate costs. Research and development expenses consist of costs incurred for discovery research, screening and identification of drug candidates, preclinical studies, drug and product development, manufacturing, and clinical activities. All such costs are charged to research and development expenses as incurred. Costs of materials and other supplies are charged to research and development expense upon receipt.

Use of estimates

In preparing our financial statements to conform with accounting principles generally accepted in the United States, we make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. These estimates include useful lives for fixed assets for depreciation calculations and assumptions for valuing stock option grants. Actual results may differ from these estimates.

Results of operations

Three-month periods ended June 30, 2002 and 2001

Revenues

Revenues were $0.4 million in both of the three-month periods ended June 30, 2002 and 2001. Revenues resulted from our collaborative agreements with Sanwa and funded research related to a grant received from the National Institutes of Health.

We expect near-term future revenue to fluctuate depending upon our ability to enter into new collaborative research agreements and the amounts of payments relating to such agreements.

Research and development expenses

Research and development expenses for the three-month periods ended June 30, 2002 and 2001 were $8.3 million and $4.3 million, respectively. Our research and development activities consist primarily of discovery research, screening and identification of drug candidates, preclinical studies, drug and product development, manufacturing, and clinical activities. We group these activities into two major categories: “research and preclinical” and “clinical development.” Research and preclinical costs primarily represent our new drug discovery efforts and preclinical work for our selected clinical candidates. Costs associated with clinical development represent the advancement of our existing product candidates through clinical trials.

We estimate the costs associated with these activities approximate the following (in thousands):

	Three Months Ended June 30,
	2002	2001
Research and preclinical	$2,699	$2,409
Clinical development	5,583	1,848

Total research and development	$8,282	$4,257

We utilize many of our resources across multiple research projects that are ongoing at any one time. Significant portions of our research and development costs are not directly allocated to individual projects. Therefore, we do not maintain actual cost incurred information on a project-by-project basis.

The increase in research and development expense in the three-month period ended June 30, 2002 compared to the same period in 2001 was principally due to clinical development costs associated with TLK286 including phase 2 clinical trials, manufacturing, and product development costs. In addition, we initiated a phase 1-2a clinical trial of TLK199 in April 2002. We expect research and development expenditures to continue to increase in future periods as a result of increased manufacturing and other clinical development costs primarily relating to our TLK286 and TLK199 product candidates. The timing and the amount of this anticipated increase in expense will depend upon the outcome of our ongoing clinical trials, regulatory requirements, advancement of our preclinical programs and manufacturing product supply costs.

General and administrative expenses

General and administrative expenses for the three-month periods ended June 30, 2002 and 2001 were $1.4 million and $1.0 million, respectively. This increase was due primarily to staffing costs for additional administrative personnel and activities related to the growth of the company. We expect future general and administrative expenses will increase to support expanded business activities.

Net interest income

Net interest income was $0.2 million and $0.5 million for the three-month periods ended June 30, 2002 and 2001, respectively, and resulted primarily from earnings on investments. This decrease in net interest income in 2002 was principally due to lower average interest rates outstanding in 2002.

Six-month periods ended June 30, 2002 and 2001

Revenues

Revenues for the six-month periods ended June 30, 2002 and 2001 were $0.8 million and $0.9 million, respectively. Revenues resulted from our collaborative agreements with Sanwa and Sankyo and funded research related to grants received from the National Institutes of Health.

We expect near-term future revenue to fluctuate depending upon our ability to enter into new collaborative research agreements and the amounts of payments relating to such agreements.

Research and development expenses

Research and development expenses for the six-month periods ended June 30, 2002 and 2001 were $13.0 million and $7.8 million, respectively. Our research and development activities consist primarily of discovery research, screening and identification of drug candidates, preclinical studies, drug and product development, manufacturing, and clinical activities. We group these activities into two major categories: “research and preclinical” and “clinical development.” Research and preclinical costs primarily represent our new drug discovery efforts and preclinical work for our selected clinical candidates. Costs associated with clinical development represent the advancement of our existing product candidates through clinical trials.

We estimate the costs associated with these activities approximate the following (in thousands):

	Six Months Ended June 30,
	2002	2001
Research and preclinical	$5,354	$4,492
Clinical development	7,692	3,268

Total research and development	$13,046	$7,760

The increase in research and development expense in the six-month period ended June 30, 2002 compared to the same period in 2001 was principally due to clinical development costs associated with TLK286 including phase 2 clinical trials, manufacturing, and product development costs. In addition, we initiated a phase 1-2a clinical trial of TLK199 in April 2002.

General and administrative expenses

General and administrative expenses for the six-month periods ended June 30, 2002 and 2001 were $2.5 million and $2.2 million, respectively. This increase was due primarily to staffing costs for additional administrative personnel and activities related to the growth of the company.

Net interest income

Net interest income was $0.5 million and $1.1 million for the six-month periods ended June 30, 2002 and 2001, respectively, and resulted primarily from earnings on investments. This decrease in net interest income in 2002 was principally due to lower average interest rates outstanding in 2002.

Liquidity and Capital Resources

We have financed our operations from inception primarily through the private placement of equity securities, our initial public offering, our follow-on public offering, revenue from collaborative agreements, interest earned on investments and equipment lease line financings. Through June 30, 2002, we have raised $128.1 million from the sale of equity securities, including $11.0 million from collaborators, and we have received $14.6 million in non-equity payments from collaborators.

In the six-month period ended June 30, 2002, our operating activities resulted in net cash outflows of $12.8 million, resulting primarily from our operating loss of $14.3 million. Investing activities consumed cash of $5.5 million, primarily due to the net effect of purchases and sales of short-term securities. Purchases of property and equipment were $0.7 million principally for new laboratory equipment. Financing activities provided cash of $0.5 million, principally from exercises of stock options and purchases of stock through our employee stock purchase plan.

We believe our existing cash resources, plus anticipated proceeds from corporate collaborations, will be sufficient to satisfy our anticipated cash requirements for at least an additional 15 months. Our periodic estimates of anticipated cash requirements will vary depending upon our current forecast of future operating expenses. Changes in our research and development plans or other changes affecting our operating expenses may affect actual future consumption of existing cash resources. In any event, we will need to raise substantial additional capital to fund our operations in the future. We expect to finance our future cash needs through the sale of equity securities, strategic collaborations, equipment financing and possibly debt financing. In May 2002, we filed a registration statement on Form S-3 to offer and sell, from time to time, equity and debt securities in one or more offerings up to a total dollar amount of $100 million. Under this registration statement, $100 million remains available for future offerings and we have no current commitments to offer and sell any securities that may be offered and sold pursuant to this registration statement.

In July 2002 we entered into a lease for a research and office facility of approximately 92,000 square feet located at 3165 Porter Drive in Palo Alto, California. The term of the lease is 11.5 years, commencing in January 2003 and terminating in May 2014. Under the terms of this lease we may finance up to $5.0 million in leasehold improvements made to the facility.

Our future contractual obligations, including the Palo Alto facility lease, are as follows (in thousands):

	Payments Due by Period
		For years ending December 31,
Contractual Obligations	Total	2002	2003	2004	2005-2006	After 2006
Capital Lease Obligations	$74	$26	$14	$11	$23	$—
Operating Leases	40,368	722	3,067	3,145	6,475	26,959

Total Contractual Cash Obligations	$40,442	$748	$3,081	$3,156	$6,498	$26,959

Our future capital uses and requirements will depend on numerous factors, including the following:

•	the progress and success of preclinical studies and clinical trials of our product candidates;

•	the progress and number of research programs in development;

•	the costs and timing of obtaining regulatory approvals;

•	our ability to establish, and the scope of, new collaborations;

•	our ability to meet the milestones identified in our collaborative agreements which trigger payments; and

•	the costs and timing of obtaining, enforcing and defending our patent and intellectual property rights.

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

Due to the significant research and development expenditures required to develop our TRAP technology and identify new product candidates, and the lack of any products to generate revenue, we have not been profitable and have generated operating losses since we were incorporated in 1988. As of June 30, 2002, we had an accumulated deficit of $96.8 million. We expect to incur losses for at least the next several years and expect that these losses will actually increase as we expand our research and development activities and incur significant clinical testing costs. To date, we have derived substantially all of our revenues, which have not been significant, from project initiation fees and research reimbursement paid pursuant to existing collaborative agreements with third parties and achievement of milestones under current collaborations. We expect that this trend will continue until we develop, and obtain regulatory approval and market acceptance of, our product candidates. We cannot assure you when, if ever, we will receive product revenue, if any, sufficient to become profitable.

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

Only one of our product candidates, TLK286, has completed the stage of human testing designed to determine safety, known as phase 1 clinical trials and, to date, we have only limited data on safety and efficacy in humans, with respect to this product candidate. We initiated phase 2 clinical trials of TLK286 in colorectal, ovarian and non-small cell lung cancers in the first half of 2001 and in breast cancer in the first quarter of 2002. In April 2002, we initiated a phase 1-2a clinical trial for TLK199. Finally, we recently selected TLK19781, one of a family of orally active small molecule insulin receptor activators that we are developing for potential treatment of diabetes, for advancement into IND-stage development. Our success depends, in part, on our ability to complete preclinical development of our diabetes or other preclinical product candidates, and take them through early clinical trials. We do not anticipate that any of our products will reach the market for at least several years.

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

The fair value of our investments in marketable securities at June 30, 2002 was $20.5 million, with a weighted-average maturity of 83 days and a weighted-average interest rate of 2.15%. Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio. Our marketable securities portfolio is invested in corporate debt securities with an average maturity of under one year and a minimum investment grade rating of A to minimize credit risk. Although changes in interest rates may affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments were sold prior to maturity.

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

From the time of receipt through June 30, 2002, we have applied the net proceeds from the offering as follows:

Estimations, in $000’s
Purchases and installation of machinery and equipment	$1,118
Repayment of indebtedness	13
Working capital used in operations	21,513
Net proceeds to be applied in future periods	12,956

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

ITEM 3.     Defaults Upon Senior Securities

Not applicable.

ITEM 4.     Submission of Matters To a Vote of Security Holders

We held our Annual Meeting of Stockholders on May 14, 2002. The results of the voting were as follows:

1.	To approve the election of one director, Edward W. Cantrall, Ph.D., to hold office until the 2005 Annual Meeting of Stockholders.

FOR:   24,931,128        AGAINST:   —        ABSTAIN:   371,654         BROKER NON-VOTES:   —

To approve the election of one director, Steven R. Goldring, M.D., to hold office until the 2005 Annual Meeting of Stockholders.

FOR:   24,931,861        AGAINST:   —        ABSTAIN:   370,921         BROKER NON-VOTES:   —

2.	To ratify the selection of Ernst & Young LLP as independent auditors of Telik for its fiscal year ending December 31, 2002.

FOR:   24,648,515        AGAINST:   649,647        ABSTAIN:   4,620         BROKER NON-VOTES:   —

ITEM 5.     Other Information

Not applicable.

ITEM 6.     Exhibits and Reports on Form 8-K

(a)	Exhibits

99.1    Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

No reports were filed on Form 8-K for the quarterly period ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELIK, INC.	Dated August 13, 2002

By:	/s/ CYNTHIA M. BUTITTA
Cynthia M. Butitta Chief Operating Officer and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)