Form 10-Q
period 2002-09-30
TELIK INC
filed 2002-11-13
CIK 1109196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED SEPTEMBER 30, 2002

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class: Common Stock $0.01 par value	Outstanding at October 15, 2002:
35,461,407 shares

TELIK, INC.

TELIK, INC.
CONDENSED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2002	December 31, 2001
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$14,992	$39,508
Short-term investments	14,963	13,722
Due from underwriters	70,265	—
Prepaid expenses and other current assets	1,287	991

Total current assets	101,507	54,221
Property and equipment, net	2,073	1,096
Long-term investments	1,561	1,944
Restricted investments	1,796	—
Other assets	123	54

	$107,060	$57,315

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,863	$3,338
Accrued clinical trials	932	881
Accrued compensation	938	636
Other accrued liabilities	1,752	460
Current portion of capital lease obligations	33	—
Current portion of notes payable	90
Deferred revenue	667	662

Total current liabilities	6,275	5,977

Non-current portion of capital lease obligations	105	—
Non-current portion of notes payable	213	—

Commitments

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 34,486,292 and 27,765,484 issued and outstanding at September 30, 2002 and December 31, 2001, respectively	345	278
Additional paid-in capital	205,515	134,812
Deferred stock compensation	(732)	(1,173)
Note receivable from employee	(24)	(105)
Accumulated other comprehensive income	19	33
Accumulated deficit	(104,656)	(82,507)

Total stockholders’ equity	100,467	51,338

Total liabilities and stockholders’ equity	$107,060	$57,315

See accompanying notes.

TELIK, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Contract revenue from collaborations:
With related parties	$250	$530	$995	$1,324
Other	—	—	—	67
Other revenues	—	25	42	58

Total revenues	250	555	1,037	1,449
Costs and expenses:
Research and development	6,863	4,352	19,909	12,112
General and administrative	1,391	977	3,933	3,134

Total costs and expenses	8,254	5,329	23,842	15,246

Loss from operations	(8,004)	(4,774)	(22,805)	(13,797)
Interest income, net	179	424	656	1,569

Net loss	$(7,825)	$(4,350)	$(22,149)	$(12,228)

Net loss per common share, basic and diluted	$(0.28)	$(0.19)	$(0.80)	$(0.54)

Weighted average shares used in computing net loss per common share, basic and diluted	28,174	23,096	27,780	22,791

See accompanying notes.

TELIK, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine Months Ended, September 30,
	2002	2001
Operating activities
Net loss	$(22,149)	$(12,228)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	415	339
Amortization of deferred stock compensation	386	540
Stock options granted to non-employees	107	17
Forgiveness of notes receivable from related parties	28	—
Amortization of discount (premium) on investments	(52)	33
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(393)	42
Accounts payable	(1,475)	396
Accrued clinical trials	51	196
Accrued compensation	302	42
Other accrued liabilities	1,292	236
Deferred revenue	5	859
Long-term liabilities	—	(52)

Net cash used in operating activities	(21,483)	(9,580)

Investing activities
Sales and maturities of investments	85,500	98,805
Purchase of restricted investments	(1,796)	—
Purchases of investments	(86,320)	(86,650)
Purchases of property and equipment	(1,249)	(406)

Net cash provided by (used in) investing activities	(3,865)	11,749

Financing activities
Proceeds from note payable	303	—
Principal payments under capital lease obligations	(4)	(2)
Net proceeds from issuance of common stock, net of amount due from underwriters	452	391
Payment of promissory note from employee	81	—

Net cash provided by financing activities	832	389

Net decrease in cash and cash equivalents	(24,516)	2,558
Cash and cash equivalents at beginning of period	39,508	11,959

Cash and cash equivalents at end of period	$14,992	$14,517

Supplemental cash flow information
Cash paid for interest	$6	$3

Equipment acquired under capital leases	$142	$—

See accompanying notes.

TELIK, INC.

Notes to Condensed Financial Statements
(Unaudited)

1.    Basis of presentation and summary of significant accounting policies

We have prepared the accompanying financial statements in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. We believe all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002 or any other period. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date. You should read these financial statements and notes in conjunction with our audited financial statements for the year ended December 31, 2001, which are included in our Annual Report on Form 10-K.

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

2.    Comprehensive income (loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes changes in unrealized gains (losses) on investments. Comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2002 and 2001 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net loss	$(7,825)	$(4,350)	$(22,149)	$(12,228)
Change in unrealized gain/(loss) on investments	15	1	(14)	90

Comprehensive loss	$(7,810)	$(4,349)	$(22,163)	$(12,138)

TELIK, INC.

Notes to Condensed Financial Statements
(Unaudited)

3.    Basic and diluted net loss per share

We have computed net loss per common share according to the Financial Accounting Standards Board Statement No. 128, “Earnings Per Share,” which requires disclosure of basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of options, shares subject to repurchase, warrants and convertible securities. Diluted earnings per share includes the impact of potentially dilutive securities. A reconciliation of shares used in the calculation is as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net loss	$(7,825)	$(4,350)	$(22,149)	$(12,228)

Weighted average shares of common stock outstanding	28,201	23,192	27,824	22,887
Less: weighted average common shares subject to repurchase	(27)	(96)	(44)	(96)

Weighted average shares used in computing net loss per common share, basic and diluted	28,174	23,096	27,780	22,791

Net loss per common share, basic and diluted	$(0.28)	$(0.19)	$(0.80)	$(0.54)

Outstanding options to purchase, in the aggregate, 4,552,704 shares of common stock at September 30, 2002 and 3,045,263 shares of common stock at September 30, 2001 were excluded from diluted earnings calculations for the three-month and nine-month periods ended September 30, 2002 and 2001, respectively, because inclusion of such options would have an anti-dilutive effect on losses in these periods. At September 30, 2002, 15,000 shares of common stock were subject to repurchase.

TELIK, INC.

Notes to Condensed Financial Statements
(Unaudited)

4.    Cash, cash equivalents and investments

The following is a summary of cash, cash equivalents and investments (in thousands):

	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
September 30, 2002

Cash and cash equivalents:
Cash and money market funds	$3,561	$—	$3,561
Commercial paper	11,431	—	11,431

	$14,992	$—	$14,992

Short term investments:
U.S. Government notes	$2,511	$3	$2,514
Corporate notes	12,449	—	12,449

	$14,960	$3	$14,963

Long term investments:
U.S. Government notes	$1,545	$16	$1,561

	$1,545	$16	$1,561

Restricted investments
Certificate of deposit	$1,796	$—	$1,796

	$1,796	$—	$1,796

December 31, 2001
Cash and cash equivalents:
Cash and money market funds	$39,508	$—	$39,508

	$39,508	$—	$39,508

Short term investments:
U.S. Government notes	$6,976	$16	$6,992
Corporate notes	6,730	—	6,730

	$13,706	$16	$13,722

Long term investments:
Corporate notes	$1,927	$17	$1,944

	$1,927	$17	$1,944

TELIK, INC.

Notes to Condensed Financial Statements
(Unaudited)

5.    Commitments

In July 2002, we entered into a lease for a research and office facility of approximately 92,000 square feet located at 3165 Porter Drive in Palo Alto, California. This facility will replace our current research and office facilities in South San Francisco, California. The term of the lease is approximately 11.5 years, commencing in January 2003 and terminating in May 2014. We have the option to extend the lease term for an additional term of five years. Under the terms of this lease, the lessor has agreed to finance up to $5.0 million in leasehold improvements to be made to the facility. Our total financial commitment for the full term of the Palo Alto lease is approximately $39.1 million, which includes repayment, over a period of 10 years, of $3.0 million of the total $5.0 million in planned leasehold improvements that will be financed by the lessor. The remaining $2.0 million in planned leasehold improvements to be financed by the lessor will be payable in a balloon payment at the commencement of the third year of the lease. Prior to this balloon payment, interest only payments will be payable monthly on the outstanding balance of the remaining $2.0 million in planned leasehold improvements to be financed by the lessor. Pursuant to the terms of the lease, we are required to maintain a security deposit, in the form of a letter of credit equal to approximately $1.8 million. This letter of credit must be secured by either a deposit account or a securities account and at September 30, 2002, the security deposit is in the form of securities that are classified in the balance sheet as restricted investments. This collateral account is managed in accordance with our investment policy, and is restricted as to withdrawal.

In August 2002, we entered into a Master Lease Agreement, as amended, relating to an equipment lease facility and a related Master Security Agreement, as amended, relating to a line of credit secured by equipment and tenant improvements. Collectively, these credit facilities provide for a line of credit of up to approximately $2.5 million, consisting of approximately $1.9 million relating to the Master Lease Agreement and approximately $0.6 million relating to the Master Security Agreement. Both credit facilities have a drawdown period of one year. Draws on the Master Lease Agreement have a payment term of 42 months with an early buyout option at 36 months. Draws on the Master Security Agreement have a payment term of 36 months. Draws under both agreements will bear interest at a rate to be fixed at the time of drawdown, calculated as 675 basis points above the current four-year Treasury Constant Maturities rate. At September 30, 2002, draws under both credit facilities totaled approximately $0.4 million and approximately $2.1 million remained available for future draws. Pursuant to the terms of these credit facilities, we are required to maintain a balance of cash and investments of at least $20.5 million. In the event our cash and investments balance falls below $20.5 million, we are obligated to provide the lessor with a continuing irrevocable letter of credit from a financial institution acceptable to the lessor in an amount equal to 100% of the outstanding balance of all indebtedness and loans.

6.    Follow-on public offering

In May 2002, we filed a registration statement on Form S-3 to offer and sell, from time to time, equity and debt securities in one or more offerings up to a total dollar amount of $100 million. On July 12, 2002 the SEC declared this registration statement effective. On September 27, 2002, we sold 6.5 million shares of our common stock pursuant to this registration in an underwritten public offering and we granted the underwriters an option to purchase up to an additional 975,000 shares to cover overallotments, if any. We received approximately $70.3 million in proceeds from the issuance of the initial 6.5 million shares at a price of $11.50 per share on October 2, 2002, representing gross proceeds less underwriting discounts and commissions. We have reported this amount as due from underwriters in the accompanying financial statements.

TELIK, INC.

Notes to Condensed Financial Statements
(Unaudited)

The underwriters exercised, in full, their option to purchase the additional 975,000 shares and on October 4, 2002, we received approximately $10.5 million in proceeds from the issuance of those shares at a price of $11.50 per share, representing gross proceeds less underwriting discounts and commissions. The aggregate net proceeds from this follow-on public offering were approximately $80.4 million. Our cash, cash equivalents and investments balance of $33.3 million at September 30, 2002 does not include the net proceeds received from this follow-on public offering.

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

Overview

We are a biopharmaceutical company working to discover, develop and commercialize small molecule drugs to treat serious diseases for which there is significant demand for new therapies. Our most advanced product candidate is TLK286, a small molecule tumor-activated cancer drug designed to treat cancers that are resistant to standard chemotherapy drugs. TLK286 is currently in phase 2 clinical trials in ovarian, non-small cell lung, colorectal and breast cancer, and as a result of our recent pre-phase 3 meeting with the FDA in September 2002, we plan to initiate pivotal phase 3 clinical trials of TLK286 for the treatment of ovarian and non-small cell lung cancer. TLK199, our second product candidate, is a small molecule bone marrow stimulant being developed for the treatment of blood disorders associated with low white blood cell levels. TLK199 is currently in phase 1-2a clinical trial in myelodysplastic syndrome, a form of pre-leukemia for which there is no approved therapy. In July 2002, we selected TLK19781 as our next product candidate to be advanced into clinical development. TLK19781 is a proprietary, orally active small molecule insulin receptor activator for the potential treatment of Type 2 diabetes and other conditions related to insulin resistance. We expect to file an IND application with the FDA for TLK19781 in 2003. We discovered all of our product candidates using our proprietary TRAP technology, which enables the rapid and efficient discovery of small molecule product candidates.

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

In 2002, we have received funding, in the form of equity investments, of $80.4 million in net proceeds from our follow-on public offering completed in October 2002. We received funding in the form of equity investments totaling $27.6 million in the year ended December 31, 2001 from our follow-on public offering completed in October 2001. We received funding in the form of equity investments totaling $42.5 million in the year ended December 31, 2000. This funding included net proceeds of $35.6 million from our initial public offering in August 2000 and net proceeds of $7.0 million from our issuance of Series K convertible preferred stock in March 2000. We received funding in the form of equity investments from our collaborative partner Sanwa, in an aggregate amount of $11.0 million during the years of 1996 through 1998.

Since 1996, we have received $15.3 million in non-equity payments from collaborators, including

$10.8 million from Sanwa. Our most recent non-equity payment from a collaborator was $1.0 million, for research funding, received from Sanwa in March 2002.

At September 30, 2002 our accumulated deficit was $104.73 million.

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

Research and development expenses

Our research and development expenses include salaries and benefits costs for our scientific and clinical development personnel, fees for contractors and consultants involved in research and development, and an allocation of general and administrative costs. Research and development expenses consist of costs incurred for drug and product development, manufacturing, clinical activities, discovery research, screening and identification of drug candidates, and preclinical studies. All such costs are charged to research and development expenses as incurred. Costs of materials and other supplies are charged to research and development expense upon their receipt.

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

Results of operations

Three-month periods ended September 30, 2002 and 2001

Revenues

Revenues for the three-month periods ended September 30, 2002 and 2001 were $0.3 and $0.6 million, respectively. Revenues resulted from our collaborative agreements with Sanwa and funded research, in 2001, related to a grant received from the National Institutes of Health.

We expect near-term future revenue to fluctuate primarily depending upon the extent to which we enter into new collaborative research agreements and the amounts of payments relating to such agreements.

Research and development expenses

Research and development expenses for the three-month periods ended September 30, 2002 and 2001 were $6.9 million and $4.4 million, respectively. Our research and development activities consist primarily of drug and product development, clinical supply manufacturing, clinical activities, discovery research, screening and identification of drug candidates, and preclinical studies. We group these activities into two major categories: “research and preclinical” and “clinical development.” Research and preclinical costs primarily represent our new drug discovery efforts and preclinical work for our selected clinical candidates. Costs associated with clinical development represent the advancement of our existing product candidates through clinical trials.

We estimate the costs associated with these activities approximate the following (in thousands):

	Three Months Ended September 30,
	2002	2001
Research and preclinical	$2,609	$2,290
Clinical development	4,254	2,062

Total research and development	$6,863	$4,352

We utilize many of our resources across multiple research projects that are ongoing at any one time. Significant portions of our research and development costs are not directly allocated to individual projects. Therefore, we do not maintain actual cost incurred information on a project-by-project basis.

The increase in research and development expense in the three-month period ended September 30, 2002 compared to the same period in 2001 was principally due to increased costs for clinical development activities associated with TLK286 including phase 2 clinical trials, clinical supply manufacturing and product development, as well as the phase 1-2a clinical trial of TLK199 we initiated in April 2002. We expect research and development expenditures to continue to increase in future periods as a result of increased manufacturing and other clinical development costs primarily relating to our TLK286 and TLK199 product candidates. The timing and the amount of this anticipated increase in expense will depend upon the outcome of our ongoing clinical trials, the costs associated with the planned phase 3 clinical trials of TLK286, including the related expansion of our clinical development organization, regulatory requirements, advancement of our preclinical programs and manufacturing product supply costs.

General and administrative expenses

General and administrative expenses for the three-month periods ended September 30, 2002 and 2001 were $1.4 million and $1.0 million, respectively. The increase in 2002 was due primarily to staffing costs for additional administrative personnel and activities related to the growth of the company. We expect future general and administrative expenses will increase in support of expanded business activities.

Net interest income

Net interest income was $0.2 million and $0.4 million for the three-month periods ended September 30, 2002 and 2001, respectively, and resulted primarily from earnings on investments. The decrease in net interest income in 2002 was principally due to lower average interest rates in 2002. We expect that net interest income will increase in the near term future as a result of interest earned on the $80.4 million in net proceeds from our follow-on public offering that closed in October 2002.

Nine-month periods ended September 30, 2002 and 2001

Revenues

Revenues for the nine-month periods ended September 30, 2002 and 2001 were $1.0 million and $1.4 million, respectively. Revenues resulted from our collaborative agreements with Sanwa and Sankyo and funded research related to grants received from the National Institutes of Health.

Research and development expenses

Research and development expenses for the nine-month periods ended September 30, 2002 and 2001 were $19.9 million and $12.1 million, respectively. Our research and development activities consist primarily of drug and product development, clinical supply manufacturing, clinical activities, discovery research, screening and identification of drug candidates, and preclinical studies. We group these activities into two major categories: “research and preclinical” and “clinical development.” Research and preclinical costs primarily represent our new drug discovery efforts and preclinical work for our selected clinical candidates. Costs associated with clinical development represent the advancement of our existing product candidates through clinical trials.

We estimate the costs associated with these activities approximate the following (in thousands):

	Nine Months Ended September 30,
	2002	2001
Research and preclinical	$7,963	$6,782
Clinical development	11,946	5,330

Total research and development	$19,909	$12,112

The increase in research and development expense in the nine-month period ended September 30, 2002 compared to the same period in 2001 was principally due to increased costs for clinical development activities associated with TLK286 including phase 2 clinical trials, clinical supply manufacturing, and product development, as well as a phase 1-2a clinical trial of TLK199 we initiated in April 2002.

General and administrative expenses

General and administrative expenses for the nine-month periods ended September 30, 2002 and 2001 were $3.9 million and $3.1 million, respectively. The increase in 2002 was due primarily to staffing costs for additional administrative personnel and activities related to the growth of the company.

Net interest income

Net interest income was $0.7 million and $1.6 million for the nine-month periods ended September 30, 2002 and 2001, respectively, and resulted primarily from earnings on investments. The decrease in net interest income in 2002 was principally due to lower average interest rates in 2002.

Liquidity and Capital Resources

We have financed our operations from inception primarily through the private placement of equity securities, our initial public offering, our follow-on public offerings, revenue from collaborative agreements, interest earned on investments and equipment lease line financings. As of the date of this filing, we have raised $208.9 million from the sale of equity securities, including $11.0 million from collaborators, and we have received $15.3 million in non-equity payments from collaborators.

In the nine-month period ended September 30, 2002, our operating activities resulted in net cash outflows of $21.5 million, resulting primarily from our operating loss of $22.1 million. Net cash used in investing activities was $3.9 million, primarily resulting from the net effect of purchases and sales of short-term securities. Purchases of property and equipment were $1.2 million, principally for new laboratory equipment. Financing activities provided cash of $0.8 million, principally from draws on a line of credit secured by equipment and tenant improvements, sales of stock through our employee stock purchase plan and stock option exercises by employees and consultants.

In October 2002 we completed a follow-on public offering of 7,475,000 million shares of our common stock at a price of $11.50 per share, receiving net proceeds of approximately $80.4 million. In connection with a lease for our new Palo Alto facility, the lessor has agreed to finance up to $5.0 million in leasehold improvements to be made to that facility. We have also entered into agreements relating to an equipment lease line and a line of credit secured by equipment and tenant improvements that collectively provide for a line of credit of up to approximately $2.5 million. At September 30, 2002, draws under both credit facilities totaled approximately $0.4 million and approximately $2.1 million remained available for future draws. We believe our existing cash resources, including the net proceeds from our follow-on public offering that closed in October 2002, plus financing to be provided through credit facilities and anticipated proceeds from corporate collaborations, will be sufficient to satisfy our anticipated cash requirements for at least two years. Our periodic estimates of anticipated cash requirements will vary depending upon our current forecast of future operating expenses. In particular, as a result of our recent pre-phase 3 meeting with the FDA, we expect to initiate registration phase 3 trials of TLK286 in ovarian and non-small cell lung cancers and we anticipate an increase in clinical development expenses, which will include engaging a contract research organization, or CRO, to facilitate the administration of our phase 3 clinical trials. Changes in our research and development plans or other changes affecting our operating expenses may affect actual future consumption of existing cash resources. In any event, we will need to raise substantial additional capital to fund our operations in the future. We expect to finance our future cash needs through the sale of equity securities, strategic collaborations, equipment financing and possibly debt financing.

In July 2002, we entered into a lease for a research and office facility of approximately 92,000 square feet located at 3165 Porter Drive in Palo Alto, California. This facility will replace our current research and office facilities in South San Francisco, California. The term of the lease is approximately 11.5 years, commencing in January 2003 and terminating in May 2014. As discussed above, under the terms of this lease, the lessor has agreed to finance up to $5.0 million in leasehold improvements to be made to the facility. We have the option to extend the lease for an additional term of five years.

Our future contractual obligations, including the Palo Alto facility lease, are as follows (in thousands):

	Payments Due by Period
		For years ending December 31,
Contractual Obligations	Total	2002	2003	2004	2005-2006	After 2006
Capital Lease Obligations	$200	$35	$47	$45	$73	$—
Notes payable	358	$21	$119	$119	$99
Operating Leases	40,368	722	3,067	3,145	6,475	26,959

Total Contractual Cash Obligations	$40,926	$778	$3,233	$3,309	$6,647	$26,959

Our future capital uses and requirements will depend on numerous factors, including the following:

•	the number, progress and success of clinical trials and preclinical studies and of our product candidates;
•	the progress and number of research programs in development;
•	the costs and timing of obtaining regulatory approvals;
•	our ability to establish, and the scope of, new collaborations;

•	our ability to meet the milestones identified in our collaborative agreements which trigger payments; and
•	the costs and timing of obtaining, enforcing and defending our patent and intellectual property rights.

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

Due to the significant research and development expenditures required to develop our TRAP technology and identify new product candidates, and the lack of any products to generate revenue, we have not been profitable and have generated operating losses since we were incorporated in 1988. As of September 30, 2002, we had an accumulated deficit of $104.7 million. We expect to incur losses for at least the next several years and expect that these losses will actually increase as we expand our research and development activities and incur significant clinical testing costs. These losses, among other things, may cause our stockholders’ equity and working capital to decrease in the future. To date, we have derived substantially all of our revenues, which have not been significant, from project initiation fees and research reimbursement paid pursuant to existing collaborative agreements with third parties and achievement of milestones under current collaborations. We expect that this trend will continue until we develop, and obtain regulatory approval and market acceptance of, our product candidates. We cannot assure you when, if ever, we will receive product revenue, if any, sufficient to become profitable.

All of our product candidates are in research and development. If clinical trials of TLK286 and TLK199 are delayed or unsuccessful, or if we are unable to complete the preclinical development of our diabetes or other preclinical product candidates, our business may be adversely affected.

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

In July 2002, we selected TLK19781, one of a family of orally active small molecule insulin receptor activators that we are developing for potential treatment of diabetes, for advancement into IND-stage development. In April 2002, we initiated a phase 1-2a clinical trial for TLK199. Our success depends, in part, on our ability to complete preclinical development of our diabetes or other preclinical product candidates, and take them through early clinical trials.

TLK286 has to date been evaluated in phase 1 and phase 2 clinical trials. It has not been tested in the larger, controlled phase 3 trials that are generally required prior to regulatory approval. As a result of our recent pre-phase 3 meeting with the FDA, we expect to initiate pivotal phase 3 trials of TLK286 in ovarian and non-small cell lung cancers. These trials would test TLK286 against a control arm consisting of currently established standard drug treatments for these cancers. Changes in standards of care during our phase 3 trials may cause us to, or the FDA may require us to, perform additional clinical testing of TLK286 against a different control arm prior to filing a New Drug Application for marketing approval.

Any clinical trial may fail to produce results satisfactory to the FDA. Preclinical and clinical data can be interpreted in different ways, which could delay, limit or prevent regulatory approval. Negative or inconclusive results or adverse medical events during a clinical trial could cause a clinical trial to be repeated or a program to be terminated. We typically rely on third-party clinical investigators to conduct our clinical trials and, as a result, we may face additional delays outside our control. We plan to engage a CRO to facilitate the administration of our phase 3 trials of TLK286. Dependence on a CRO will subject us to a number of risks. Delays in identifying and engaging a CRO may result in delays in the initiation of our phase 3 trials. We may not be able to control the amount and timing of resources the CRO may devote to our trials. Should the CRO fail to administer our phase 3 trials properly, regulatory approval, development and commercialization of TLK286 will be delayed.

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

The process of carrying out the development of our own unpartnered products to later stages of development and developing other research programs to the stage that they may be partnered will require significant additional expenditures, including the expenses associated with preclinical testing, clinical trials and obtaining regulatory approval. As a result, we will require additional financing to fund our operations. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to our stockholders. We have expended substantial amounts of cash to date and expect capital outlays and operating expenditures to increase over the next several years as we expand our clinical, research and development activities.

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

Our success depends on the continued contributions of our principal management and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, scientists and companies in the face of intense competition for such personnel. As we progress to advanced clinical trials, including phase 2 and phase 3, we will also need to expand our clinical development personnel. In addition, our research programs depend on our ability to attract and retain highly skilled chemists and other scientists. We do not have employment contracts with our key employees. If we lose the services of Dr. Michael Wick or any of our other key personnel, our research and development efforts could be seriously and adversely affected. There is currently a shortage of skilled executives and employees with technical expertise in the biotechnology industry, and this shortage is likely to continue. As a result, competition among numerous companies, academic and other research institutions for skilled personnel and experienced scientists is intense and turnover rates are high. In recent years, the cost of living in the San Francisco Bay Area has increased significantly, which we expect will adversely affect our ability to compete for qualified personnel and will increase costs. Because of this competitive environment, we may encounter increasing difficulty in attracting qualified personnel as our operations expand and the demand for these professionals increases, and this difficulty could significantly impede the achievement of our research and development objectives.

If physicians and patients do not accept our products, our ability to generate product revenue in the future will be adversely affected.

Our product candidates may not gain market acceptance among physicians, patients and the medical community. We believe that market acceptance will depend on our ability to provide acceptable evidence of safety, efficacy, convenience and ease of administration and cost effectiveness. In addition, we believe market acceptance will depend on the effectiveness of our marketing strategy and the pricing of our products. Physicians may elect not to recommend our products even if we meet the above criteria. If any of our product candidates fails to achieve market acceptance, we may not be able to successfully market and sell the product, which would limit our ability to generate revenue and adversely affect our operations.

If we or our licensees cannot obtain and defend our respective intellectual property rights, or if our products or technologies are found to infringe patents of third parties, we could become involved in lengthy and costly legal proceedings that could adversely affect our business.

Our success will depend in a large part on our own and our licensees’ ability to obtain and defend patents for each party’s respective technologies and the compounds and other products, if any, resulting from the application of these technologies. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. As a result, the degree of future protection for our proprietary rights is uncertain and we cannot assure you that:

•	we were the first to make the inventions covered by each of our pending patent applications;
•	we were the first to file patent applications for these inventions;
•	others will not independently develop similar or alternative technologies or duplicate any of our technologies;
•	any of our pending patent applications will result in issued patents;

•	any patents issued to us or our collaborators will provide a basis for commercially viable products, will provide us with any competitive advantages or will not be challenged by third parties;
•     any of our issued patents will be valid or enforceable; or
•	we will develop additional proprietary technologies that are patentable.

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

Futhermore, some of our patents and intellectual property rights are owned jointly by us and our collaborators. We cannot assure you that these joint owners will not use these patents and other intellectual property in ways that may negatively affect our business. We will not be able to prevent such use.

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

We expect to enter into collaborative arrangements with third parties for clinical trials, development, manufacturing, regulatory approvals or commercialization of some of our products, particularly outside North America, or in disease areas requiring larger and longer clinical trials, such as diabetes. Dependence on collaborative arrangements will subject us to a number of risks. We may not be able to control the amount and timing of resources our collaborative partners may devote to the product candidates. Our collaborative partners may experience financial difficulties. Should a collaborative partner fail to develop or commercialize a compound or product to which it has rights from us, we may not receive any future milestone payments and will not receive any royalties for this compound or product. Business combinations or significant changes in a collaborative partner’s business strategy may also adversely affect a partner’s willingness or ability to complete its obligations under the arrangement. If we fail to enter into additional collaborative agreements on favorable terms, our business, financial condition and results of operations could be materially adversely affected.

Under our existing collaboration agreements, we are entitled to payments upon future product sales or the achievement of milestones. For example, under our collaboration agreement(s) with Sanwa, we may be entitled to payments of up to $10.0 million. However, there can be no assurance that any product will be successful under these collaborations or that we will receive any of these payments.

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

In addition, in November 2001, we adopted a stockholder rights plan that may discourage, delay or prevent a merger that a stockholder may consider favorable.

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

If we do not progress in our programs as anticipated, our stock price could decrease.

For planning purposes, we estimate the timing of a variety of clinical, regulatory and other milestones, such as when a certain product candidate will enter clinical development, when a clinical trial will be completed or when an application for regulatory approval will be filed. Some of our estimates are included in this quarterly report on Form 10-Q and our estimates are based on present facts and a variety of assumptions. Many of the underlying assumptions are outside of our control. If milestones are not achieved when we expect them to be, investors could be disappointed, and our stock price may decrease.

Our stock price may be volatile, and you may not be able to resell your shares at or above your purchase price.

Our stock prices and the market prices for securities of biotechnology companies in general have been highly volatile, with recent significant price and volume fluctuations, and may continue to be highly volatile in the future. You may not be able to sell your shares quickly or at the market price if trading in our stock is not active or the volume is low. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

•	developments regarding, or the results of, our clinical trials, including TLK286 clinical trials;
•	announcements of technological innovations or new commercial products by our competitors or us;
•	developments concerning proprietary rights, including patents;
•	developments concerning our collaborations;
•	publicity regarding actual or potential medical results relating to products under development by our competitors or us;
•	regulatory developments in the United States and foreign countries;
•	litigation;
•	economic and other external factors or other disaster or crisis; or
•	period-to-period fluctuations in our financial results.

If materials distributed at an investor conference were determined by a court to have been distributed in connection with a recent offering of our common stock and in violation of securities laws, purchasers in that offering would have the right to seek refunds or damages.

Certain materials about us were distributed in connection with an investor conference sponsored by a broker dealer in September 2002. This broker dealer regularly publishes reports, opinions and recommendations regarding our common stock and was proposed to be an underwriter in an offering of our common stock. The materials distributed included a one-page fact sheet containing publicly available information about us and a compilation of interviews relating to conference participants, including an interview of a financial analyst employed by the broker dealer. In this interview, the analyst focused on three companies, including us, summarized TLK286 and made some forward-looking statements about us. An abbreviated version of this interview was issued as a press release. We have been advised that the materials were prepared in connection with the conference and not in anticipation of or in connection with the offering. This broker dealer did not participate in the offering as an underwriter or selling group member.

We urged all investors to read, and base their investment decision only on, the information contained in the prospectus related to the offering. If one or more of these materials were deemed attributable to us or to an underwriter participating in the offering, and deemed to constitute a prospectus that does not meet the requirements of the Securities Act of 1933, persons who purchased our common stock in that offering may have the right, for a period of one year from the date of the violation, to obtain recovery of the consideration paid in connection with their purchase of our common stock or, if they had already sold the stock, to recover any losses resulting from their purchase of common stock.

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our market risk exposure involves forward-looking statements. We are exposed to market risk related mainly to changes in interest rates. We do not invest in derivative financial instruments.

The fair value of our investments in marketable securities at September 30, 2002 was $16.5 million, with a weighted-average maturity of 76 days and a weighted-average interest rate of 2.25%. Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio. Our marketable securities portfolio is invested primarily in corporate debt securities with an average maturity of under one year and a minimum investment grade rating of A to minimize credit risk. Although changes in interest rates may affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments were sold prior to maturity.

We have operated primarily in the United States and all funding activities with our collaborators to date have been made in U.S. dollars. Accordingly, we do not have any exposure to foreign currency rate fluctuations.

ITEM 4.     Controls and Procedures

Within 90 days prior to the filing date of this quarterly report, our chief executive officer and chief financial officer performed an evaluation of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of the date of such evaluation. Since the most recent evaluation of our controls and procedures performed by our chief executive officer and chief financial officer, there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

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

From the time of receipt through September 30, 2002, we have applied the net proceeds from the offering as follows:

Estimations, in $000’s
Purchases and installation of machinery and equipment	$1,684
Repayment of indebtedness	14
Working capital used in operations	30,150
Net proceeds to be applied in future periods	3,752

We plan to use the balance of the net proceeds of our initial public offering for clinical trials, preclinical studies and general corporate purposes, including working capital and product development. We may use a portion of the balance of the net proceeds to acquire or invest in products and technologies that are complementary to our own, although no acquisitions are planned or being negotiated as of the date of this filing, and we have not allocated any portion of the net proceeds for any specific acquisition. None of the net proceeds of the initial public offering were paid directly or indirectly to any director, officer, general partner of Telik or their associates, persons owning 10% or more of any class of equity securities of Telik, or an affiliate of Telik. We expect that our use of the balance of the proceeds from the offering will conform to the intended use of proceeds as described in our initial public offering prospectus dated August 11, 2000.

ITEM 3.     Defaults Upon Senior Securities

Not applicable.

ITEM 4.     Submission of Matters To a Vote of Security Holders

Not applicable.

ITEM 5.     Other Information

In October 2002, we completed a follow-on public offering of our common stock, resulting in net proceeds of approximately $80.4 million.

ITEM 6.     Exhibits and Reports on Form 8-K

(a)  Exhibits

10.21	Lease between Telik and The Board of Trustees of the Leland Stanford Junior University, dated July 25, 2002.

10.22	Master Lease Agreement between Telik and General Electric Capital Corporation dated August 23, 2002, as amended.

10.23	Master Security Agreement between Telik and General Electric Capital Corporation dated August 23, 2002, as amended.

99.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

(1)	We filed a report on Form 8-K dated September 12, 2002 announcing a proposed public offering pursuant to an already effective shelf registration statement.

(2)
We filed a report on Form 8-K dated September 27, 2002 announcing that we had entered into an Underwriting Agreement with UBS Warburg LLC and other representatives of the underwriters relating to the sale of up to 7,475,000 shares of Telik common stock (including 975,000 shares issuable upon exercise of the underwriters’ over-allotment option, if any) to the underwriters at an initial public offering price of $11.50 per share and updating our Risk Factors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELIK, INC.

By:	/s/ CYNTHIA M. BUTITTA
Cynthia M. Butitta Chief Operating Officer and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Dated November 13, 2002

CERTIFICATIONS

I, Michael M. Wick, M.D., Ph.D., certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Telik, Inc.;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ MICHAEL M. WICK
Michael M. Wick, M.D., Ph.D. Chairman and Chief Executive Officer

CERTIFICATIONS

I, Cynthia M. Butitta, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Telik, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ CYNTHIA M. BUTITTA
Cynthia M. Butitta Chief Operating Officer and Chief Financial Officer