Form 10-K
period 2002-12-31
TELIK INC
filed 2003-03-10
CIK 1109196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002,

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

Common Stock, $0.01 par value per share

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  YES ☒    NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  YES ☒    NO ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $223,891,000 as of June 30, 2002, based upon the closing sale price on the Nasdaq National Market reported for such date. The determination of affiliate status for the purposes of this calculation is not necessarily a conclusive determination for other purposes. The calculation excludes approximately 17,911,000 shares held by directors, officers and stockholders whose ownership exceeds five percent of the Registrant’s outstanding Common Stock as of June 30, 2002. Exclusion of these shares should not be construed to indicate that such person controls, is controlled by or is under common control with the Registrant.

There were 35,746,436 shares of Registrant’s Common Stock issued and outstanding as of February 28, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, and 13 of Part III incorporate information by reference from the definitive proxy statement for the Registrant’s Annual Meeting of Stockholders to be held on May 14, 2003.

TELIK, INC.

2002 ANNUAL REPORT ON FORM 10-K

Disclosure Regarding Forward-Looking Statements

This report on Form 10-K contains statements indicating expectations about future performance and other forward-looking statements that involve risks and uncertainties. We usually use words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “future,” “intend,” “potential,” or “continue” or the negative of these terms or similar expressions to identify forward-looking statements. These statements appear throughout the Form 10-K and are statements regarding our current intent, belief, or expectation, primarily with respect to our operations and related industry developments. Examples of these statements include, but are not limited to, statements regarding the following: the extent to which our issued and pending patents may protect our products and technology, our ability to identify new product candidates using TRAP technology (our proprietary Target-Related Affinity Profiling technology, which is discussed below), the potential of such product candidates to lead to the development of safer or more effective therapies, our ability to develop the technology derived from our collaborations and to enter into additional TRAP collaborations, our anticipated timing for the initiation or completion of phase 1, phase 2 or phase 3 testing for any of our product candidates, our future operating expenses, our future losses, our future expenditures for research and development and our use of proceeds from the initial public offering and our follow-on public offerings. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in the section of Item 7 entitled “Certain Business Risks,” and elsewhere in this Form 10-K.

PART I

Item 1.    Business.

Overview

Telik, a Delaware corporation formed in 1988, is a biopharmaceutical company working to discover, develop and commercialize innovative small molecule drugs to treat serious diseases, including cancer and diabetes. Our most advanced product development programs include TLK286, which we expect to enter a phase 3 registration trial beginning in the first quarter 2003; TLK199, which is in a phase 1-2a trial; and TLK19781, which is in preclinical safety studies.

TLK286, our lead product candidate, is a small molecule tumor-activated cancer drug that we are evaluating initially to treat cancers that are resistant to standard chemotherapy drugs. TLK286 works by binding to glutathione S-transferase P1-1, or GST P1-1, a protein that is elevated in many human cancers, including ovarian, non-small cell lung, lymphoma, leukemia, pancreas, colorectal, breast and other types of cancer. GST P1-1 levels are often further elevated following treatment with many standard chemotherapeutic drugs and this elevation is associated with the development of resistance to these drugs. When TLK286 binds to GST P1-1 inside a cancer cell, a chemical reaction occurs, releasing a fragment of TLK286 that causes programmed cancer cell death, or apoptosis. TLK286 has shown significant single agent antitumor activity in three phase 2 trails in platinum refractory or resistant ovarian cancer, non-small cell lung cancer and refractory colorectal cancer. In these initial phase 2 trials TLK286 was administered intravenously once every three weeks. Interim results of the ovarian and non-small cell lung cancer trials were presented at the American Society of Clinical Oncology annual meeting in May 2002. Additional results from those two trials and the phase 2 colorectal cancer trial, were presented at the EORTC/NCI/AACR meeting in November 2002. We have three ongoing phase 2 clinical trials in platinum refractory or resistant ovarian, non-small cell lung, and metastatic breast cancer testing TLK286 administered on a weekly dose schedule. In addition, to these phase 2 single agent TLK286 trials on two dose schedules, TLK286 is being studied in combination with standard chemotherapy agents in phase 1-2a dose ranging trials. In these trials TLK286 is administered at three dose ranging doses of 500 mg/m2, 750 mg/m2 and 960 mg/m2 in combination with fixed dose standard chemotherapy. These studies consist of TLK286 in combination with Paraplatin® in recurrent ovarian cancer, TLK286 in combination with Doxil® in platinum refractory or resistant ovarian cancer and TLK286 in combination with Taxotere® in platinum resistant non-small cell lung cancer. Other combination dose-ranging trials with TLK286 administered with standard chemotherapy are planned for 2003.

As a result of our pre-phase 3 meeting with the FDA in September 2002, we plan to initiate phase 3 registration trials of TLK286 for the treatment of ovarian and non-small cell lung cancer in 2003. We have retained worldwide commercialization rights for TLK286.

TLK199, our second product candidate, is a small molecule bone marrow stimulant being developed for the treatment of blood disorders associated with low white blood cell levels, or neutropenia. Neutropenia is associated with myelodysplastic syndrome, or MDS, a form of pre-leukemia for which there is no approved therapy. Neutropenia is also a toxic side effect of cancer chemotherapy. TLK199 activates the same signaling pathway that is activated by granulocyte-colony stimulating factor, or G-CSF, known as Neupogen®, which is marketed for the treatment of neutropenia associated with cancer chemotherapy. In preclinical tests, the inhibition of GST P1-1 by TLK199 has been shown to stimulate white blood cell production, similar to the results observed following treatment with G-CSF. This effect may provide the basis for more effective treatment of MDS and other conditions associated with neutropenia. We filed an Investigational New Drug, or IND, application for TLK199 in December 2001 and initiated a phase 1-2a clinical trial in MDS in April 2002. Initial results from this trial were published in Blood (Volume 100, Abstract #4917), a journal of the American Society of Hematology, in December 2002. We have retained worldwide commercialization rights for TLK199.

In July 2002, we selected TLK19781 as our next product candidate to be advanced into clinical development. TLK19781 is a proprietary, orally active small molecule insulin receptor activator for the potential treatment of Type 2 diabetes and other conditions related to insulin resistance. In preclinical studies, including those presented at the June 2002 American Diabetes Association meeting, orally administered TLK19781 has been shown to activate the insulin receptor, leading to enhanced glucose transport into muscle and liver cells and lowering of blood sugar levels in several animal models of diabetes. We have retained worldwide commercialization rights for TLK19781, except in Japan and certain other Asian countries.

We discovered all of our product candidates using our proprietary technology, Target-Related Affinity Profiling, or TRAP, which enables the rapid and efficient discovery of small molecule product candidates. TRAP exploits a fundamental property of all drugs, which is their selective interaction with proteins. By developing a profile of how small molecule chemicals interact with a reference panel of proteins, we are able to identify compounds active against disease-related protein targets much faster than with alternative technologies.

Our Strategy

Our goal is to become a leading pharmaceutical company focused on discovering, developing and commercializing innovative small molecule drugs to treat serious diseases including cancer, diabetes and inflammatory diseases. Key elements of our strategy are to:

•	Develop small molecule drugs for major disease areas. We intend to develop small molecule drugs to address unmet needs in the areas of cancer, diabetes and inflammatory diseases. The number of patients with these diseases has been increasing due primarily to the aging population. This has led to a growing demand for new drugs that offer competitive advantages over existing products, such as improved effectiveness and reduced side effects. The advantages of small molecule drugs over therapeutic proteins include the ease of manufacturing and administration, the potential for oral dosing and applicability to a wider range of disease targets, including those inside the cell. Small molecule drugs comprise more than 95% of the pharmaceutical market.

•	Retain commercial rights to our product candidates. We will seek to retain significant commercial rights to our product candidates by conducting clinical development activities at least through initial proof of efficacy in humans. Since the development process for cancer drugs is relatively shorter and well defined, the cost and time required to bring new drugs to market is significantly less than that required for other therapeutic categories, permitting us to retain commercialization rights through completion of clinical trials. In disease areas that require larger and longer clinical trials, such as diabetes, we will share the risks and costs of development by partnering these programs before completion of registration trials, which we expect may require granting commercialization rights to our collaborators.

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

•	Select targets strategically. We believe that we can apply our drug discovery technology to virtually any protein target. We regularly review the progress of scientific and clinical research in important disease areas to identify targets with commercial promise. By careful selection of targets, we intend to develop product candidates with a clear path to regulatory approval and the potential to show early evidence of clinical efficacy. This strategy will allow us to reduce the risk inherent in drug discovery and accelerate the commercialization of our drug candidates.

•	Use TRAP to sustain a pipeline of drug candidates. Our proprietary TRAP drug discovery platform allows us to rapidly and efficiently identify small molecules active against potential disease targets. We have used and will continue to use this platform to provide a pipeline of future product development candidates generated internally or through collaborations. For example, through collaborations with the University of Arizona Cancer Center, the Fox Chase Cancer Center and Vanderbilt Ingram Cancer Center, we are applying TRAP to identify novel compounds active against a wide range of potential cancer targets. We plan to secure additional academic partners for the use of TRAP technology. We also have entered into corporate collaborations to assist our partners in identifying product candidates for promising therapeutic targets.

Product Pipeline Summary

Our efforts are concentrated in three therapeutic areas: cancer, diabetes and inflammatory diseases. We periodically reevaluate and prioritize our research programs. The following table summarizes key information about our current product pipeline:

Product Candidate	Clinical Indication (dosage)	Development Status	Commercialization Rights

Cancer

TLK286 Targeted chemotherapeutic drug	Ovarian cancer (3 weekly)	Phase 3—planning	Worldwide
	Non-small cell lung cancer (3 weekly)	Phase 3—planning
	Ovarian cancer (3 weekly)	Phase 2—enrollment completed
	Non-small cell lung cancer (3 weekly)	Phase 2—enrollment completed
	Colorectal cancer (3 weekly)	Phase 2—enrollment completed
	Ovarian cancer (weekly)	Phase 2—enrollment ongoing
	Non-small cell lung cancer (weekly)	Phase 2—enrollment ongoing
	Breast cancer (weekly)	Phase 2—enrollment ongoing
	Ovarian cancer (Doxil® combination)	Phase 1-2a—ongoing
	Ovarian cancer (Paraplatin® combination)	Phase 1-2a—ongoing
	Non-small cell lung cancer (Taxotere® combination)	Phase 1-2a—ongoing
	Colorectal cancer (Eloxatin® combination)	Phase 1-2a—planning
	Advanced cancers (weekly)	Phase 1—completed
	Advanced cancers (3 weekly)	Phase 1—completed

TLK199 Bone marrow stimulant	MDS	Phase 1-2a—ongoing	Worldwide

GST inhibitor	Cancer	Small molecule inhibitors discovered	Worldwide

Raf kinase inhibitor	Cancer	Small molecule inhibitors discovered	Worldwide

Aurora kinase inhibitor	Cancer	Small molecule inhibitors discovered	Worldwide

DNA methyl transferase inhibitor	Cancer	Small molecule inhibitors discovered	Worldwide

PARG (Poly(ADP-ribose) Glycohydrolase)	Cancer	Small molecule inhibitors discovered	Worldwide

IGF-1 inhibitor	Cancer	Small molecule inhibitors discovered	Worldwide

Diabetes

TLK19781 Insulin receptor activator	Type 2 diabetes	Orally active in diabetes animal models Preclinical and safety assessment ongoing	Worldwide except Japan and certain other Asian countries

Inflammatory diseases

MCP-1 antagonist	Rheumatoid arthritis, asthma, atherosclerosis, multiple sclerosis, inflammatory bowel disease, cancer	Small molecule inhibitors optimized Orally active in arthritis models	North and South America and jointly in Europe

Product Candidates

Our efforts are concentrated in three major therapeutic areas: cancer, diabetes and inflammatory diseases. Our two most advanced product candidates are for cancer treatment. We are developing TLK286, which entered phase 2 clinical trials in the first half of 2001, initially for the treatment of chemotherapy-resistant cancers. As a result of our pre-phase 3 meeting with the FDA in September 2002, we plan to initiate phase 3 registration trials of TLK286 for the treatment of ovarian and non-small cell lung cancer in 2003. We are developing TLK199 for the treatment of low white blood cell levels found in MDS, a form of pre-leukemia, as well as a toxic side effect of conventional chemotherapy characterized by depletion of white blood cells. We initiated a phase 1-2a clinical trial in MDS in the second quarter of 2002. In addition, we have discovered novel insulin receptor activators, which are in preclinical development for the treatment of Type 2 diabetes and have selected TLK 19781 for advancement into clinical trials.

Product Development Programs

Cancer

Our two most advanced product candidates, TLK286 and TLK199, are being developed to treat serious cancers for which there is significant demand for new therapies. Cancer is the second leading cause of death in the United States. According to the American Cancer Society’s 2003 Cancer Facts and Figures, it is estimated that 1.3 million people will be diagnosed with cancer in the United States in 2003 and more than 556,000 people will die of their disease. The five-year survival rates for patients with cancers that have spread from their original site are poor. For example, after spread of the cancer, only approximately 9% of patients with colorectal cancer survive, only approximately 3% with lung cancer and only approximately 23% with breast cancer. These poor survival rates reflect the limitations of current treatments and the development of resistance to available treatments. In addition, current treatments are often associated with severe toxic side effects.

TLK286—Tumor-activated cancer drug

TLK286 is a small molecule product candidate we are initially developing for the treatment of cancers that have resisted standard chemotherapeutic drugs as well as experimental agents. TLK286 binds to glutathione S-transferase, or GST, a protein known to play an important role in the development of resistance to commonly used chemotherapeutic drugs. GST initiates a series of events in a cell that are responsible for the deactivation of a variety of drugs and toxins and their subsequent removal from the body. In a person with a cancer, GST also functions to break down chemotherapeutic drugs administered for treatment. If a person’s cancer has increased GST levels, either initially or following exposure to some chemotherapeutic drugs, GST will limit the effectiveness of treatment by breaking down the chemotherapeutic drug before it can kill cancer cells.

GST P1-1 is a type of GST that is elevated in many cancers and is often further elevated following treatment with standard chemotherapeutic drugs. When TLK286 binds to GST P1-1, it releases a fragment with a proven mechanism of killing cancer cells as well as other reactive agents. In contrast to the usual situation where GST is involved in the destruction of chemotherapeutic drugs, GST activates TLK286 when TLK286 reaches its cellular target. In this way, TLK286 kills cancer cells by utilizing the same mechanism that normally deactivates chemotherapeutic drugs, which results in cell death through a process called apoptosis.

TLK286 has been evaluated as a single agent in more than 320 cancer patients in eleven clinical trials. Results from these trials indicate that TLK286 is generally well-tolerated, with mostly mild to moderate side effects, particularly when compared to the side effects and toxicities of standard chemotherapeutic drugs. This tolerability profile may be an important clinical advantage for TLK286. Since combination drug regimens are commonly used in cancer treatment, the tolerability profile of TLK286 and its lack of overlapping toxicities with standard chemotherapeutic drugs suggest TLK286 may be well suited for inclusion into combination chemotherapy regimens.

In May 2002, at the American Society of Clinical Oncology annual meeting, we announced positive interim results from the multicenter phase 2 trials of TLK286 in ovarian and non-small cell lung cancer. In the ovarian cancer trial, TLK286 demonstrated significant single agent antitumor activity, including multiple objective tumor responses and prolongation of expected survival in patients who were unresponsive to standard treatments. In the non-small cell lung cancer trial, TLK286 treatment was associated with disease stabilization and an improvement in expected survival.

In November 2002, at the EORTC/NCI/AACR Symposium on Molecular Targets and Cancer Therapeutics in Frankfurt, Germany, we announced positive results from the phase 2 clinical trial of TLK286 in patients with advanced colorectal cancer who had failed one or more treatment regimens. Disease stabilization was seen accompanied by clinical symptom improvement and a stabilization or decline in carcino-embryonic antigen tumor marker levels. We also presented additional results from our phase 2 trials of TLK286 in ovarian and non-small cell lung cancer.

Based on favorable safety results and evidence of clinical activity observed in our phase 1 trial using TLK286 administered on a weekly dose schedule, we initiated three additional phase 2 trials in 2002 using the weekly dosing schedule in patients with locally advanced or metastatic breast cancer, ovarian cancer and non-small cell lung cancer. In addition, in the fourth quarter of 2002, we initiated three combination phase 1-2a trials using TLK286 with standard chemotherapeutic drugs (Doxil®, Taxotere® and Paraplatin®).

As a result of our pre-phase 3 meeting with the FDA in September 2002, we plan to initiate our first phase 3 registration trial with TLK286 in chemotherapy resistant ovarian cancer in the first quarter 2003. We expect to initiate additional phase 3 registration trials in ovarian cancer and non-small cell lung cancer in the second half of 2003.

TLK199—Bone marrow stimulant as an adjunct for cancer therapy

TLK199 is a small molecule product candidate that we believe has the potential to increase white blood cell counts in cancer patients. In addition to killing cancer cells, chemotherapeutic drugs also kill rapidly dividing normal cells. These include normal cells found in bone marrow that eventually become white blood cells capable of fighting infection. Lowered levels of a type of white blood cells, called neutrophils, cause a condition called neutropenia. Neutropenia is a common side effect of chemotherapy and renders the already weakened cancer patient susceptible to life-threatening infections. Low white blood cell levels are also found in a number of pre-leukemic conditions, such as MDS, that may require treatment to prevent infections.

Granulocyte colony stimulating factor, or G-CSF, is the current standard therapy for the treatment of neutropenia, since it accelerates the recovery of white blood cells to a normal level. G-CSF acts by binding to a receptor protein on the surface of the cell and activating a signaling pathway within the cell. This signal causes white blood cells in the bone marrow to divide and mature, increasing the number of white cells in the blood capable of fighting infection. Evidence from our preclinical studies suggests that TLK199 acts upon the same signaling pathway that is activated by G-CSF.

We initiated a phase 1-2a clinical trial in patients with MDS and related disorders in the second quarter of 2002. MDS is a disease which is characterized by defects in the blood producing cells of the bone marrow, in which low white blood cell levels occur and patients are at risk of serious infections. MDS is a pre-leukemic condition, since approximately 70% of MDS patients evolve into acute leukemia. The current treatments for MDS, including antibiotics, growth factors and bone marrow transplantation, remain unsatisfactory. This clinical trial, which is ongoing and anticipated to enroll approximately 35 patients, will establish the safety, dose limiting toxicities and maximum tolerated dose of TLK199. Once the maximum tolerated dose or the optimal biologic dose is determined, the subsequent stage of the study will evaluate the safety and efficacy of TLK199 in the treatment of the low white blood cell levels associated with this disorder. Early clinical data from the first patients treated in this trial were published in Blood (Volume 100, Abstract #4917), a journal of the American Society of Hematology, in December 2002.

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

Diabetes

Diabetes is a major health problem with more than 150 million people estimated to be afflicted worldwide. Diabetes is a leading cause of serious coronary disease, adult blindness, lower limb amputations and serious kidney disease. Adult onset, or Type 2 diabetes, results from the decreased ability of insulin, a hormone that regulates blood sugar levels, to activate its protein receptor and lower blood glucose levels. Currently approved oral drugs do not adequately treat insulin resistance and cause significant side effects. There remains an acute need for new agents with a novel mechanism of action, alone or in combination with already approved drugs, to increase the control of blood sugar, decrease long-term complications and help delay the need for Type 2 diabetics to require insulin injections. There are no drugs currently approved, other than insulin, that act on the insulin receptor.

TLK19781—Insulin receptor activator

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

Preclinical studies have provided evidence that TLK19781 and related molecules can initiate or facilitate insulin signaling. In laboratory experiments using four animal models of diabetes, we have shown that TLK19781 lowered blood sugar by more than 25%. We have shown that TLK19781 does not activate related receptors or other signaling pathways found in cells, a positive feature that suggests that TLK19781 may be relatively selective in its activation of the insulin receptor. We have also shown that members of the TLK19781 family of compounds are orally active in reducing elevated blood sugar in animal models of type 1 and type 2 diabetes, and HIV protease inhibitor-induced insulin resistance. We are conducting the necessary preclinical testing to support the initiation of clinical trials.

Our collaborator, Sanwa, has commercialization rights in Japan and most other countries in Asia. We have retained those rights in the rest of the world. Diabetes is a chronic disease, often seen in younger, healthier individuals, requiring administration of daily medication for many years. As a result, new treatments being developed for diabetes require longer and larger preclinical and clinical safety and efficacy studies to establish long-term side effects and benefits. Because the development of diabetes drugs is longer and more expensive than for cancer drugs, we intend to share the risks and costs of development by partnering these programs before completion of registration trials, which we expect will require granting commercialization rights to our collaborators.

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

GST inhibitor

As part of our ongoing program in GST from which we have identified both of our lead compounds, TLK286 and TLK199, we have prepared and tested compounds that have new toxic fragments attached to the GST recognition site. Several of these compounds have shown the ability to kill human cancer cells in the laboratory. We believe that these novel compounds leverage our GST P1-1 technology platform.

Raf kinase inhibitor

Mutations of the Ras protein are found in many types of tumors and can lead to abnormal activation of the Raf kinase pathway, resulting in an increase in cancer cell proliferation. Inhibition of Raf kinase activity can lead to the inhibition of tumor growth. We have identified small molecule inhibitors of the Raf kinase pathway.

Aurora kinase inhibitor

Aurora kinases are enzymes expressed in human cells that are found to be elevated in many solid tumors, in particular pancreatic cancer. Inhibition of aurora kinase activity can lead to the inhibition of tumor growth. In collaboration with the Arizona Cancer Center, we have identified small molecule inhibitors of aurora kinase activity.

DNA methyltransferase inhibitor

DNA methyltransferase is required to maintain genetic stability within cells. Changes in DNA methyltransferase activity can lead to malignancy by causing modifications to DNA. Inhibition of DNA methyltransferase has been shown to inhibit tumor growth in mouse models of cancer. In collaboration with the Arizona Cancer Center, we have identified small molecule inhibitors of DNA methyltransferase.

PARG (Poly(ADP-ribose) Glycohydrolase) inhibitor

DNA damage in cells can lead to cancer. DNA is repaired by a process that often involves the transient modification of proteins by the enzyme PARG. Inhibitors of PARG, such as those we have identified in collaboration with the Arizona Cancer Center, may block DNA repair and lead to death of cancer cells.

IGF-1 receptor inhibitor

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

MCP-1 antagonists for inflammatory diseases

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

Our research has identified inhibitors selective for an important chemokine mediator of the inflammatory response: MCP-1. These inhibitors block the interaction of MCP-1 with its protein receptor and are active in animal models of inflammatory disease.

TRAP Technology

Our Target-Related Affinity Profiling, or TRAP, drug discovery technology is designed to rapidly and efficiently identify small molecule drug candidates that act on disease related protein targets. TRAP technology offers solutions to the two major challenges facing drug discovery: the explosive growth in the number of new protein targets generated by the advances in genomics and the intrinsic limitations of the Ultra High Throughput Screening (“UHTS”) approach. TRAP offers several competitive advantages over UHTS, because it is able to accommodate thousands, rather than hundreds, of targets, is cost-effective to screen unproven targets for the purpose of validation and avoids the use of highly simplified assays.

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

We have used TRAP to assemble our library of small molecules, which is enriched by compounds that interact with proteins in a selective fashion and contains multiple compounds that can undergo each mode of protein interaction. We believe that this process creates a small molecule library with a greater likelihood of containing a compound that interacts with any specified protein, thus having a higher probability of generating drug candidates than a conventionally or randomly assembled library. As a consequence, TRAP identifies those small molecules with a higher probability of being drug candidates from within the universe of possible compounds, allowing their assembly into a manageable drug discovery library. All of the known drugs that we have examined lie within the bounds of the library defined by TRAP.

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

These collaborations include the following:

Sanwa

In December 1996, we entered into a collaboration and license agreement with a Japanese pharmaceutical company, Sanwa Kagaku Kenkyusho Co., Ltd., focusing on diabetes. We also entered into a screening services agreement with Sanwa in which we agreed to employ our proprietary TRAP technology to identify compounds that are active against biological targets identified by Sanwa. We amended the screening services agreement, most recently in March 2002.

Under the collaboration and related license agreements, we have received payments for certain research and development activities, and may receive payments for achievement of specified development milestones, such as initiation of clinical trials and submission of Sanwa’s request for regulatory approval, and for royalties on product sales, if any, in several countries in Asia. We have received a total of $12.0 million from Sanwa under the collaboration agreement, including $1.0 million in 2002 and $2.3 million in 2001, and we may receive up to $10.0 million more in the future. In addition to research funding, Sanwa invested an aggregate of $11.0 million in our equity securities during the years of 1996 through 1998.

Diabetes Collaboration and License Agreements

The goal of our collaboration agreement with Sanwa has been to establish a program to discover and commercialize compounds that act on the insulin signal transduction pathway and are useful for the treatment of diabetes and insulin resistance. In exchange for Sanwa’s payment of an initial fee and provision of research funding, we employed our compound library, TRAP technology, and other drug discovery technologies to identify and optimize drug development candidates. The research portion of the collaboration concluded in December 2001.

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

Screening Services Agreement

Under the screening services agreement with Sanwa we agreed to employ our proprietary TRAP technology to identify compounds that are active against biological targets identified by Sanwa. In September 1997 and October 1998, this agreement was amended to increase the number of targets, extend the term of the agreement and include the optimization of lead compounds for a period of two years. We are currently conducting optimization of a lead compound identified through the use of our TRAP technology. We are obligated to continue optimization of this or substitute active compounds through May 2003. Under the agreement, Sanwa has exclusive rights in Japan, Korea, Taiwan and China to commercialize the active compounds and inventions relating to these compounds. We have equivalent exclusive rights in North and South America. Elsewhere in the world, we will share with Sanwa all revenues arising from the active compounds and related inventions. The agreement will terminate on December 20, 2006. Either party may terminate the agreement at any time with notice upon material breach by the other party of its obligations. The agreement was further amended in March 2002 to clarify certain procedures for optimization of lead compounds, establish dates by which we would file at least one patent in three different categories of compounds, and permit Sanwa to submit to the screening program targets obtained from third parties.

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

The University of Arizona

In January 2001, we entered into a research and license agreement with the Arizona Cancer Center at the University of Arizona to use our TRAP technology for the identification of small molecule compounds active against cancer related drug targets. The Arizona Cancer Center has successfully conducted biologic assays to screen TRAP-generated compounds for pharmacologic activity and we have selected four new compounds for further development. We have exclusive worldwide rights to develop and commercialize compounds that we selected, and will use the Arizona Cancer Center as a preferred clinical site for our oncology drug development programs arising from this collaboration. In July 2002, we exercised our option to obtain exclusive worldwide rights to intellectual property, including small molecule drug candidates, for four cancer targets. The license agreement will continue until the expiration of the patents covering such compounds.

Fox Chase Cancer Center

In October 2002, we entered into a research and license agreement with the Fox Chase Cancer Center (“FCCC”) to use our TRAP technology for the identification of small molecule compounds active against cancer related drug targets. We will have the right to select compounds arising from the collaboration for further development. The research term of the agreement will terminate on April 15, 2004 and, if no compounds are selected for further development, the agreement will expire.

Vanderbilt University

In December 2002, we entered into a research and license agreement with the Vanderbilt Ingram Center at Vanderbilt University to use our TRAP technology for the identification of small molecule compounds active against cancer related targets. We will have the right to select compounds arising from the collaboration for further development. The research term of the agreement will terminate on March 15, 2005 and, if no compounds are selected for further development, the agreement will expire.

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

Securing FDA approval requires the submission of extensive preclinical and clinical data and supporting information to the FDA for each indication to establish a product candidate’s safety and efficacy. The approval process may take many years, requires the expenditure of substantial resources, involves post-marketing surveillance and may involve ongoing requirements for post-marketing studies. The FDA may also require post- marketing testing and surveillance to monitor the effects of approved products or place conditions on any approvals that could restrict the commercial applications of these products. Product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. With respect to patented products or technologies, delays imposed by the governmental approval process may materially reduce the period during which we will have exclusive rights to exploit them.

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

Clinical trials are conducted in three sequential phases but the phases may overlap. Phase 1 clinical trials may be performed in healthy human subjects or, depending on the disease, in patients. The goal of phase 1 clinical trials is to establish initial data about the safety and tolerance of the product in humans. In phase 2 clinical trials, in addition to safety, the efficacy of the product is evaluated in a limited number of patients with the target disease. Phase 3 trials typically involve additional testing for safety and clinical efficacy in expanded, large-scale, multi-center studies of patients with the target disease. We have engaged a contract research organization, or CRO, to facilitate the administration of our phase 3 registration trials of TLK286 which are expected to begin in 2003.

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

Research and Development

We believe that our ongoing research and development efforts are very important to our success. Our goal is to develop small molecule drugs for major disease areas and this goal has been supported by our substantial research and development investments. We spent approximately $31.6 million in 2002, $18.8 million in 2001 and $10.8 million in 2000 on research and development. We conduct research internally and also through collaborations with third parties, including universities, and we intend to maintain our strong commitment to our research and development efforts in the future.

Employees

As of January 31, 2003, our workforce consisted of 82 full-time employees, 30 of whom hold Ph.D. or M.D. degrees, or both, and 16 of whom hold other advanced degrees. Of our total workforce, 59 are engaged in research and development and 23 are engaged in business development, finance and administration. None of our employees are represented by a collective bargaining agreement, nor have we experienced work stoppages. We believe that our relations with our employees are good.

Website Address

Our website address is www.telik.com. We make available free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports as soon as reasonably practicable after filing, by providing a hyperlink to the SEC’s website directly to our reports.

Item 2.    Properties.

Our facilities consist of approximately 21,000 square feet of research and office space located at 750 Gateway Boulevard in South San Francisco, California, that was due to expire December 31, 2002 but was extended for an additional four months through April 2003 and approximately 7,000 square feet of office space located at 701 Gateway Boulevard that is leased to us until September 2004. In July 2002, we entered into a new lease for a research and office facility of approximately 92,000 square feet located at 3165 Porter Drive in Palo Alto, California. This facility will replace our current research and office facilities in South San Francisco. The term of this lease is approximately 11.5 years, commencing in January 2003 and terminating in May 2014 with an option to extend the lease term for a period of five years.

Item 3.    Legal proceedings.

We are not currently involved in any legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our stockholders during the fiscal quarter ended December 31, 2002.

PART II

Item 5.    Market for Registrants Common Equity and Related Stockholder Matters.

Market for Our Common Stock

Our common stock trades on the Nasdaq Stock Market under the symbol “TELK”. The following table sets forth the high and low bid information for our common stock for each quarterly period within the two most recent fiscal years.

	High	Low
2002
Quarter ended March 31, 2002	$14.50	$9.00
Quarter ended June 30, 2002	$13.30	$8.01
Quarter ended September 30, 2002	$15.43	$10.30
Quarter ended December 31, 2002	$16.13	$10.42

2001
Quarter ended March 31, 2001	$8.59	$3.63
Quarter ended June 30, 2001	$9.84	$4.94
Quarter ended September 30, 2001	$11.12	$6.31
Quarter ended December 31, 2001	$14.49	$6.02

As of February 28, 2003 there were 141 stockholders of record. We have never paid our stockholders cash dividends, and we do not anticipate paying any cash dividends in the foreseeable future as we intend to retain any earnings for use in our business.

Equity Compensation Plan Information

The following table provides certain information with respect to all of the Company’s equity compensation plans in effect as of the end of December 31, 2002.

Equity Compensation Plan Information

Plan Category	(A) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(B) Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A) (1)
Equity compensation plans approved by security holders	4,850,665	$7.24	1,646,090	(2)
Equity compensation plans not approved by security holders	0	N/A	0

Total	4,850,665	$7.24	1,646,090	(2)

(1)	Each year on January 1, starting January 1, 2001, the aggregate number of shares of common stock that may be issued pursuant to stock awards under the 2000 Equity Incentive Plan is automatically increased by the lesser of 1,500,000 shares or 5% of the total number of shares of common stock outstanding on that date or such lesser amount as may be determined by the Board. In addition, the 2000 Employee Stock Purchase Plan provides for automatic increases in the number of shares equal to the lesser of 150,000 shares or 1% of the outstanding shares on that date or such lesser amount as may be determined by the Board.

(2)	Includes 418,223 shares issuable under the 2000 Employee Stock Purchase Plan.

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

From the time of receipt through December 31, 2002, we have applied the net proceeds from the offering as follows:

(Estimations, in $000’s)
Purchases and installation of machinery and equipment	$1,449
Repayment of indebtedness	51
Working capital used in operations	34,050

The net proceeds of our initial public offering were used for clinical trials, preclinical studies and general corporate purposes, including working capital and product development. None of the net proceeds of the initial public offering were paid directly or indirectly to any director, officer, general partner of Telik or their associates, persons owning 10% or more of any class of equity securities of Telik, or an affiliate of Telik. Our use of proceeds from the offering conformed to the intended use of proceeds as described in our initial public offering prospectus dated August 11, 2000 and we have now used all of the proceeds from this offering.

Item 6.    Selected Financial Data.

	Years Ended December 31,
	2002	2001	2000	1999	1998
	(In thousands, except per share amounts)
Statement of Operations Data:
Contract revenue from collaborations:
With related parties	$1,245	$1,588	$2,250	$2,000	$1,750
Other	—	200	471	2,237	1,444
Other revenues	42	83	75	—	—

	1,287	1,871	2,796	4,237	3,194
Operating costs and expenses:
Research and development	31,589	18,761	10,842	9,547	7,952
General and administrative	5,625	3,691	5,948	2,152	2,149

Total operating costs and expenses	37,214	22,452	16,790	11,699	10,101

Loss from operations	(35,927)	(20,581)	(13,994)	(7,462)	(6,907)
Interest income, net	1,145	2,015	1,437	398	328

Net loss	(34,782)	(18,566)	(12,557)	(7,064)	(6,579)
Deemed dividend to preferred stockholders	—	—	(4,667)	—	—

Net loss allocable to common stockholders	$(34,782)	$(18,566)	$(17,224)	$(7,064)	$(6,579)

Basic and diluted net loss per share	$(1.17)	$(0.77)*	$(1.70)	$(3.21)	$(3.00)
Shares used to calculate basic and diluted net loss per share	29,786	24,030 *	10,128	2,204	2,194
Pro forma basic and diluted net loss per share**			$(0.94)	$(0.47)
Shares used to calculate pro forma basic and diluted net loss per share**			18,254	14,879

*Note:	Net loss per share reflects a change in the mathematical calculation of the weighted average number of shares outstanding for Telik’s stock used to calculate basic and diluted net loss per share for the year ended December 31, 2001. The revised basic and diluted net loss per share for the year ended December 31, 2001 was $0.77 compared to $0.81 previously reported in our annual report on Form 10-K for the year ended December 31, 2001. The revised net loss per share amount had no impact on our previously reported revenues, net loss, cash flows or balance sheets for any period.

**Note:	Our preferred stock was converted into common stock upon the closing of our initial public offering in August 2000. Pro forma net loss per share reflects the assumed conversion of our preferred stock into common stock at the beginning of years 2000 and 1999.

	As of December 31,
	2002	2001	2000	1999	1998
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents, investments and restricted investments	$104,282	$55,174	$41,250	$7,556	$14,402
Working capital	89,669	48,244	37,681	3,936	10,915
Total assets	108,973	57,315	42,994	9,170	16,586
Current portion of capital lease obligations and loan	124	—	—	—	—
Non-current portion of capital lease obligations, loan and long-term liabilities	303	—	69	83	425
Deferred compensation, net	(607)	(1,173)	(2,312)	(260)	—
Accumulated deficit	(117,289)	(82,507)	(63,941)	(51,384)	(44,320)
Total stockholders’ equity	$99,205	$51,338	$40,616	$5,130	$12,177

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Telik is engaged in the discovery, development and commercialization of small molecule therapeutics. We have incurred net losses since inception and expect to incur substantial and increasing losses for the next several years as we expand our research and development activities and move our product candidates into later stages of development. As of December 31, 2002, we had an accumulated deficit of $117.3 million.

Our expenses have consisted primarily of those incurred for research and development and general and administrative costs associated with our operations. The process of carrying out the development of our own unpartnered products to later stages of development and our research programs for our corporate partners may require significant additional research and development expenditures including preclinical testing and clinical trials, as well as for obtaining regulatory approval. To date, we have funded our operations primarily through the sale of equity securities and non-equity payments from collaborative partners.

We expect that our quarterly and annual results of operations will fluctuate for the foreseeable future due to several factors, including the timing and extent of our research and development efforts and the outcome of our clinical trial activities. Our limited operating history makes accurate prediction of future operating results difficult or impossible.

Clinical Progress

TLK286, our lead product candidate, is a small molecule tumor-activated cancer drug that we are evaluating initially to treat cancers that are resistant to standard chemotherapy drugs. TLK286 works by binding to glutathione S-transferase P1-1, or GST P1-1, a protein that is elevated in many human cancers, including ovarian, non-small cell lung, lymphoma, leukemia, pancreas, colorectal, breast and other types of cancer. We completed phase 2 clinical trials in ovarian, non-small cell lung and colorectal cancer testing TLK286 administered intravenously once every three weeks. We have three ongoing phase 2 clinical trials in ovarian, non-small cell lung and breast cancer testing TLK286 administered on a weekly dose schedule. In addition, TLK286 is being studied in combination with standard chemotherapy agents in phase 1-2a dose ranging trials. As a result of our pre-phase 3 meeting with the FDA in September 2002, we plan to initiate phase 3 registration trials of TLK286 for the treatment of ovarian and non-small cell lung cancer in 2003.

TLK199, our second product candidate, is a small molecule bone marrow stimulant being developed for the treatment of blood disorders associated with low white blood cell levels, or neutropenia. We initiated a phase 1-2a clinical trial in patients with MDS and related disorders in the second quarter of 2002. This clinical trial, which is ongoing and anticipated to enroll approximately 35 patients, will establish the safety, dose limiting toxicities and maximum tolerated dose of TLK199. Once the maximum tolerated dose or the optimal biologic dose is determined, the subsequent stage of the study will evaluate the safety and efficacy of TLK199 in the treatment of the low white blood cell levels associated with this disorder.

In July 2002, we selected TLK19781 as our next product candidate to be advanced into clinical development. TLK19781 is a proprietary, orally active small molecule insulin receptor activator for the potential treatment of Type 2 diabetes and other conditions related to insulin resistance. In preclinical studies, including those presented at the June 2002 American Diabetes Association meeting, orally administered TLK19781 has been shown to activate the insulin receptor, leading to enhanced glucose transport into muscle and liver cells and lowering of blood sugar levels in several animal models of diabetes.

We discovered all of our product candidates using our proprietary technology, Target-Related Affinity Profiling, or TRAP, which enables the rapid and efficient discovery of small molecule product candidates. We expect to enter into collaborative arrangements with third parties for clinical trials, development, manufacturing, regulatory approvals or commercialization of some of our products, particularly outside North America, or in disease areas requiring larger and longer clinical trials, such as diabetes.

During 2002 we accomplished the following:

•	We presented data demonstrating significant clinical activity of our TLK286 in phase 2 trials in ovarian, non-small cell lung and colorectal cancer at the American Society of Clinical Oncology meeting in May and the EORTC/NCI/AACR meeting in November.

•	We had a successful pre-phase 3 meeting with the FDA for TLK286 which led to the announcement of plans to begin phase 3 registration trials in advanced ovarian and non-small cell lung cancer patients. We expect to initiate the ovarian cancer trial in the first quarter of 2003.

•	We expanded TLK286 clinical development program to include advanced breast cancer, and a total of six new clinical trials were initiated using a weekly dose schedule and combination chemotherapy regimens.

•	We initiated a phase 1-2a clinical trial with our second product candidate, TLK199, in patients with MDS, a form of pre-leukemia.

•	We selected TLK19781 as our next product candidate for clinical development. This potentially orally available small molecule drug has shown evidence of efficacy in animal models of type 1 and type 2 diabetes and insulin resistance, including HIV protease inhibitor-induced insulin resistance.

•	We expanded our TRAP collaborations focused on discovering and developing novel cancer treatments for Telik’s pipeline at the Fox Chase Cancer Center and Vanderbilt University.

•	Early success in our TRAP collaboration with the Arizona Cancer Center at the University of Arizona led to our selection of four new candidates for potential development.

•	Our TRAP collaboration with Sanwa Kagaku Kenkyusho was extended to May 2003 to identify and select a small molecule drug candidate for inflammatory disorders.

•	We completed a follow-on public offering of 7,475,000 shares of common stock, raising approximately $86.0 million in gross proceeds. We received approximately $80.3 million in net proceeds after deducting underwriting discounts and commissions and related offering expenses. We plan to fund our clinical trials with proceeds from this offering.

•	We expanded senior management team with the addition of three seasoned professionals in business development, commercial operations and quality and compliance.

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

We have received United States governmental grants, which support research efforts in defined projects. We recognize revenue from such government grants as costs relating to the grants are incurred.

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

Deferred stock compensation

In connection with the grant of stock options to employees, we recorded deferred stock compensation totaling $2.6 million and $0.3 million in the years ended December 31, 2000 and 1999. No deferred stock compensation was recorded for 2002 and 2001. Deferred stock compensation for options granted to employees has been determined as the difference between the deemed fair value of our common stock for financial reporting purposes on the date such options were granted and the applicable exercise prices. Such amount is included as a reduction of stockholders’ equity and is being amortized using straight-line vesting. We recorded amortization of deferred stock compensation of $511,000, $558,000 and $565,000 for the years ended December 31, 2002, 2001 and 2000. At December 31, 2002, we had a total of $607,000 to be amortized over the remaining vesting periods of the stock options.

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

Results of operations

Year ended December 31, 2002 compared with year ended December 31, 2001

Revenues

Revenues for the years ended December 31, 2002 and 2001 were $1.3 million and $1.9 million. Revenues resulted from our collaborative agreements with Sanwa and funded research related to grants received from the National Institutes of Health. The decrease in revenue of 31% or $0.6 million was the result of the longer term of the contractual obligations of the Sanwa agreements and the completions of the Sankyo agreement in 2001 and the National Institutes of Health research grant in the second quarter of 2002. Contract revenues from Sanwa were $1.2 million and $1.6 million in 2002 and 2001.

We expect near-term future revenue to fluctuate primarily depending upon the extent to which we enter into new collaborative research agreements and the amounts of payments relating to such agreements.

Research and development expenses

Research and development expenses for the years ended December 31, 2002 and 2001 were $31.6 million and $18.8 million, representing an increase of 68% or $12.8 million. Our research and development activities consist primarily of drug and product development, clinical supply manufacturing, clinical activities, discovery research, screening and identification of drug candidates, and preclinical studies. We group these activities into two major categories: “research and preclinical” and “clinical development.” Research and preclinical costs primarily represent our new drug discovery efforts and preclinical work for our selected clinical candidates. Costs associated with clinical development represent the advancement of our existing product candidates through clinical trials. Because of the ability to utilize resources across several projects, the majority of our research and development costs are not tied to any individual project and are allocated among multiple projects. Accordingly, we do not maintain actual costs incurred information for our projects on a project-by-project basis.

We estimate the costs associated with research and preclinical and clinical development activities approximate the following (in thousands):

	Years Ended December 31,
	2002	2001
Research and preclinical	$10,815	$9,051
Clinical development	20,774	9,710

Total research and development	$31,589	$18,761

The increase in research and development expense in the year ended December 31, 2002 compared to the same period in 2001 was principally due to increased costs for the following:

•	TLK286

—	Costs associated with phase 2 clinical trials

—	Clinical supply manufacturing costs of approximately $14.7 million in 2002 compared to $5.5 million in 2001

—	Product development costs

•	TLK199

—	Initiation of a Phase 1-2a clinical trial in MDS in April 2002

•	Costs associated with headcount growth to support clinical activities

We expect research and development expenditures to increase in the future as a result of increased manufacturing and clinical development costs primarily relating to our TLK286 and TLK199 product development. The timing and the amount of these expenditures will depend upon the outcome of our ongoing clinical trials, the costs associated with the planned phase 3 clinical trials of TLK286, including related expansion of our clinical development organization, regulatory requirements, advancement of our preclinical programs and product manufacturing costs.

General and administrative expenses

General and administrative expenses for the years ended December 31, 2002 and 2001 were $5.6 million and $3.7 million, representing an increase of 52% or $1.9 million. The increase in 2002 was due primarily to increased staffing costs due to headcount growth and activities related to the growth of the company including investor relations activities. We expect future general and administrative expenses to increase in support of expanded business activities.

Net interest income

Net interest income was $1.1 million and $2.0 million for the years ended December 31, 2002 and 2001, and resulted primarily from earnings on investments. The decrease in net interest income was principally due to lower average interest rates in 2002.

Year ended December 31, 2001 compared with year ended December 31, 2000

Revenues

Revenues for the years ended December 31, 2001 and 2000 were $1.9 million and $2.8 million. Revenues in 2001 resulted from our collaborative agreements with Sanwa and Sankyo as well as funded research related to grants received from the National Institutes of Health. Revenue from collaborative agreements decreased in 2001 due to the longer term of the contractual obligations of the Sanwa agreements, which resulted in a longer amortization period for revenue recognition purposes, and to the completion of the Sankyo collaboration. Contract revenues from Sanwa, a related party, were $1.6 million and $2.3 million in 2001 and 2000.

Research and development expenses

Research and development expenses for the years ended December 31, 2001 and 2000 were $18.8 million and $10.8 million. Our research and development activities consist primarily of discovery research, screening and identification of drug candidates, preclinical studies, drug and product development and clinical activities. We group these activities into two major categories: “research and preclinical” and “clinical development.” Research and preclinical costs primarily represent our new drug discovery efforts and preclinical work for our selected clinical candidates. Costs associated with clinical development represent the advancement of our existing product candidates through clinical trials.

We estimate the costs associated with these activities approximate the following (in thousands):

	Years Ended December 31,
	2001	2000
Research and preclinical	$9,051	$7,756
Clinical development	9,710	3,086

Total research and development	$18,761	$10,842

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

General and administrative expenses

General and administrative expenses for the years ended December 31, 2001 and 2000 were $3.7 million and $5.9 million. Expenses in 2000 included a $3.8 million non-cash charge for compensation expense relating to stock options. Expenses in 2001 were reduced by approximately $0.5 million due to a refund of withholding taxes previously assessed upon collaborative research payments received. Absent the charge and credit noted above, general and administrative expenses increased by approximately $2.0 million in 2001. This increase was due primarily to staffing and other costs associated with both the administration of Telik as a public company and the overall growth of the company following our initial public offering in August 2000.

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

Liquidity and capital resources

Sources and Use of Cash.    Since inception we have funded our operations through sales of equity, collaborative arrangements with corporate partners, interest earned on investments and equipment lease financings. At December 31, 2002, we had available cash, cash equivalents, investments and restricted cash of $104.3 million. Our cash reserves are held in a variety of interest-bearing instruments including obligations of U.S. government agencies, high-grade corporate bonds, commercial paper and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity and return. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk.

Cash Flows from Operating Activities.    Cash used in operations for 2002 was $32.0 million compared with $14.0 million in 2001 and $9.3 million in 2000. Net loss of $34.8 million for 2002 was affected by non-cash charges of $614,000 for depreciation and amortization, $511,000 for the amortization of deferred stock compensation, $171,000 related to non-cash stock compensation and $28,000 for the forgiveness of a note receivable. Cash outflows in 2002 was primarily for operating activities. Cash usage was offset by an increase in accounts payable and accrued liabilities related to higher research and development activities. Operating cash outflows in 2001 resulted primarily from our operating loss offset by increases in accounts payable and other liabilities and the effect of non-cash charges for stock compensation expense and depreciation. In 2000, operating cash outflows resulted from our operating loss as well as recognition of deferred revenue, which related to funds received in 1999, partially offset by the effect of non-cash charges for stock option related compensation and depreciation.

Cash Flows from Investing Activities.    Cash used in investing activities for 2002 was $55.0 million compared with $12.9 million cash provided in 2001 and $23.9 million used in 2000. Investing activities are primarily related to the purchases, sales and maturities of investments. Funds used for restricted investments of $3.8 million in 2002 are to secure a letter of credit we are required to maintain for our new facility in Palo Alto and for tenant improvements on the facility. Purchases of property and equipment of $1.1 million in 2002 were primarily due to laboratory equipment expenditures. Cash outlays in 2001 and 2000 were for equipment and furniture expenditures. We anticipate purchases of property and equipment in 2003 to increase principally for new laboratory equipment and leasehold improvements on our new Palo Alto facility.

Cash Flows from Financing Activities.    Cash provided by financing activities was approximately $82.2 million in 2002 compared to $28.6 million in 2001 and $43.2 million in 2000. Financing activities in 2002 represent approximately $80.3 million in net proceeds from the sale of our common stock in a follow-on public offering, $1.6 million from our stock option exercises and stock purchase plan and $303,000 obtained though a capital loan, offset in part by $41,000 in payments under capital leases and loan. Financing activities in 2001 resulted from approximately $27.6 million in net proceeds received from our follow-on public offering as well as from stock option exercises and our employee stock purchase plan. Cash provided by financing activities in 2000 resulted primarily from net proceeds of $42.5 million from the sale of equity securities including $35.6 million from our initial public offering and net proceeds of $7.0 million from our issuance of Series K convertible preferred stock, offset in part by $247,000 in payments under capital lease obligations and equipment loans.

Working Capital.    Working capital increased to $89.7 million at December 31, 2002 from $48.2 million at the same period in 2001. The increase in working capital was primarily due to proceeds from our follow-on public offering in 2002, offset in part by our use of cash in operations, higher accounts payable and accrued liabilities as a result of increased research and development expenses and payment of debt obligations.

In October 2002, we completed a follow-on offering of 7,475,000 shares of common stock, including the underwriters’ exercise in full of their over-allotment option, at a price of $11.50 per share, raising $86.0 million in gross proceeds. We received net proceeds of approximately $80.3 million after deducting underwriting discounts and commissions of $5.2 million and related expenses of $0.5 million. In October 2001, we completed a follow-on offering of 4.6 million shares of common stock at $6.50 per share and received approximately $27.6 million in net proceeds.

In August 2002, we entered into agreements relating to an equipment lease line and a line of credit secured by equipment and tenant improvements that provide credit of up to approximately $2.5 million. At December 31, 2002, draws under both credit facilities totaled approximately $400,000 and approximately $2.1 million remains available for future draws.

In July 2002, we entered into a lease for a research and office facility of approximately 92,000 square feed located at 3165 Porter Drive in Palo Alto, California. This facility will replace our current research and office facilities in South San Francisco, California. The term of the lease is 11.5 years, commencing in January 2003 and terminating in May 2014. Under the terms of the lease, the lessor has agreed to finance up to $5.0 million in leasehold improvements to be made to the facility. We have an option to extend the lease for a period of five years. We plan to occupy this facility in March 2003.

In March 2002, we received payment for collaborative research funding of $1.0 million from Sanwa. We may receive up to $10.0 million from Sanwa in the future based on certain milestone achievements.

We believe our existing cash resources, including the net proceeds from our follow-on public offering that closed in October 2002, will be sufficient to satisfy our anticipated cash requirements for at least two years. We expect the increase in clinical development expense as a result of phase 3 clinical trials to consume a large portion of our existing cash resources. Changes in our research and development plans or other changes affecting our operating expenses may affect actual future consumption of existing cash resources as well. In any event, we will need to raise substantial additional capital to fund our operations in the future. We expect to finance our future cash needs through the sale of equity securities, strategic collaborations and possibly debt financing. Our future capital uses and requirements depend on numerous factors, including the following:

•	the progress and success of preclinical studies and clinical trials of our product candidates;

•	the progress and number of research programs in development;

•	the costs associated with conducting phase 3 clinical trials;

•	the costs and timing of obtaining regulatory approvals;

•	our ability to establish, and the scope of, our new collaborations;

•	our ability to meet the milestones identified in our collaborative agreements which trigger payments;

•	the costs and timing of obtaining, enforcing and defending our patent and intellectual property rights;

•	competing technological and market developments; and

•	the timing and scope of commercialization expenses for our product candidates as they approach regulatory approval.

Our future contractual obligations are as follows (in thousands):

	Years Ended December 31,
	Total	< 1 Year	1-3 Years	4-5 Years	Over 5 Years
Capital lease obligations	$165	$47	$107	$11	$—
Capital loan	337	119	218	—	—
Operating Leases	42,136	3,262	8,610	6,687	23,577

Total contractual cash obligations	$42,638	$3,428	$8,935	$6,698	$23,577

Recent accounting pronouncements

We adopted SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” on January 1, 2002. SFAS 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The primary objectives of SFAS 144 are to develop one accounting model based on the framework established in SFAS 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues. Our adoption of SFAS 144 did not have a material impact on our financial position or results of operations.

In November 2002, the Financial Accounting Standards Board (or FASB) issued Interpretation No. 45 (or FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”—an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. This Interpretation does not currently have any impact on our results of operations, financial position or disclosure.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition to the SFAS 123 fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 requires disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS 148 is effective for fiscal years ending after December 15, 2002. The interim statements disclosure requirements are effective for the first interim statement that includes financial information after December 15, 2002. We do not believe there will be a material financial effect from the adoption of this new standard unless we were to make a change in our accounting policy and account for stock option grants as compensation expense.

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

Due to the significant research and development expenditures required to develop our TRAP technology and identify new product candidates, and the lack of any products to generate revenue, we have not been profitable and have generated operating losses since we were incorporated in 1988. As of December 31, 2002, we had an accumulated deficit of $117.3 million. We expect to incur losses for at least the next several years and expect that these losses will actually increase as we expand our research and development activities and incur significant clinical testing costs. These losses, among other things, may cause our stockholders’ equity and working capital to decrease in the future. To date, we have derived substantially all of our revenues, which have not been significant, from project initiation fees and research reimbursement paid pursuant to existing collaborative agreements with third parties and achievement of milestones under current collaborations. We expect that this trend will continue until we develop, and obtain regulatory approval and market acceptance of, our product candidates. We cannot assure you when, if ever, we will receive product revenue, if any, sufficient to become profitable.

All of our product candidates are in research and development. If clinical trials of TLK286, TLK199 and TLK19781 are delayed or unsuccessful or if we are unable to complete the preclinical development of our diabetes or other preclinical product candidates, our business may be adversely affected.

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

TLK286 has to date been evaluated in phase 1 and phase 2 clinical trials. It has not been tested in the larger, controlled phase 3 trials that are generally required prior to regulatory approval. As a result of our recent pre-phase 3 meeting with the FDA, we expect to initiate phase 3 registration trials of TLK286 in ovarian and non-small cell lung cancers. These trials would test TLK286 against a control arm consisting of currently established standard drug treatments for these cancers. Changes in standards of care during our phase 3 trials may cause us to, or the FDA may require us to, perform additional clinical testing of TLK286 against a different control arm prior to filing a New Drug Application for marketing approval.

Any clinical trial may fail to produce results satisfactory to the FDA. Preclinical and clinical data can be interpreted in different ways, which could delay, limit or prevent regulatory approval. Negative or inconclusive results or adverse medical events during a clinical trial could cause a clinical trial to be repeated or a program to be terminated. We typically rely on third-party clinical investigators to conduct our clinical trials and, as a result, we may face additional delays outside our control. We have engaged a contract research organization, or CRO, to facilitate the administration of our phase 3 trials of TLK286. Dependence on a CRO will subject us to a number of risks. Delays in identifying and engaging a CRO may result in delays in the initiation of our phase 3 trials. We may not be able to control the amount and timing of resources the CRO may devote to our trials. Should the CRO fail to administer our phase 3 trials properly, regulatory approval, development and commercialization of TLK286 will be delayed.

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

The process of carrying out the development of our own unpartnered products to later stages of development and developing other research programs to the stage that they may be partnered will require significant additional expenditures, including the expenses associated with preclinical testing, clinical trials and obtaining regulatory approval. As a result, we will require additional financing to fund our operations. We completed a follow-on public offering of 7,475,000 shares of common stock in October 2002, raising approximately $80.3 million in net proceeds. We have also obtained a credit line to finance some of our equipment and leasehold improvements, if any, under which we may borrow up to approximately $2.5 million. At December 31, 2002, draws under the credit line totaled approximately $0.4 million and approximately $2.1 million remains available for future draws. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to our stockholders. We have expended substantial amounts of cash to date and expect capital outlays and operating expenditures to increase over the next several years as we expand our clinical, research and development activities.

We may seek to raise any necessary additional funds through equity or debt financings, collaborative arrangements with corporate partners or other sources which may be dilutive to existing stockholders. In addition, in the event that additional funds are obtained through arrangements with collaborative partners or other sources, such arrangements may require us to relinquish rights to some of our technologies, product candidates or products under development that we would otherwise seek to develop or commercialize ourselves.

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

Furthermore, some of our patents and intellectual property rights are owned jointly by us and our collaborators. We cannot assure you that these joint owners will not use these patents and other intellectual property in ways that may negatively affect our business. We will not be able to prevent such use.

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

We do not currently operate manufacturing facilities for clinical or commercial production of our products under development. We expect to continue to rely on third parties for the manufacture of our products. We currently lack the resources or capability to manufacture any of our products on a clinical or commercial scale. As a result, we will be dependent on corporate partners, licensees or other third parties for the manufacturing of clinical and commercial scale quantities of our products. Our products may be in competition with other products for access to these facilities. For this and other reasons, our collaborators or third parties may not be able to manufacture these products in a cost effective or timely manner. If manufacturing is not performed in a timely manner, the clinical development of our product candidates or their submission for regulatory approval could be delayed, and our ability to deliver products on a timely basis could be impaired or precluded. We are currently dependent upon two sources of supply for clinical quantities of TLK286 and a sole source of supply for clinical quantities of TLK199. If our suppliers fail to perform, our clinical trials or commercialization of TLK286 and TLK199 would be delayed. We may not be able to enter into any necessary third-party manufacturing arrangements on acceptable terms, if at all. Our current dependence upon others for the manufacture of our products may adversely affect our future profit margins and our ability to commercialize products on a timely and competitive basis.

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

For planning purposes, we estimate the timing of a variety of clinical, regulatory and other milestones, such as when a certain product candidate will enter clinical development, when a clinical trial will be completed or when an application for regulatory approval will be filed. Some of our estimates are included in this prospectus supplement. Our estimates are based on present facts and a variety of assumptions. Many of the underlying assumptions are outside of our control. If milestones are not achieved when we expect them to be, investors could be disappointed, and our stock price may decrease.

Our stock price may be volatile, and you may not be able to resell your shares at or above your purchase price.

Our stock prices and the market prices for securities of biotechnology companies in general have been highly volatile, with recent significant price and volume fluctuations, and may continue to be highly volatile in the future. You may not be able to sell your shares quickly or at the market price if trading in our stock is not active or the volume is low. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock, some of which are beyond our control:

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

If materials distributed at an investor conference were determined by a court to have been distributed in connection with an offering of our common stock completed in October 2002 and in violation of securities laws, purchasers in that offering would have the right to seek refunds or damages.

In September 2002, certain materials about us were distributed in connection with an investor conference sponsored by a broker dealer. This broker dealer regularly publishes reports, opinions and recommendations regarding our common stock and was proposed to be an underwriter in an offering of our common stock completed in October 2002. The materials distributed included a one-page fact sheet containing publicly available information about us and a compilation of interviews relating to conference participants, including an interview of a financial analyst employed by the broker dealer. In this interview, the analyst focused on three companies, including us, summarized TLK286 and made some forward-looking statements about us. An abbreviated version of this interview was issued as a press release. We have been advised that the materials were prepared in connection with the conference and not in anticipation of or in connection with the offering. This broker dealer did not participate in the offering as an underwriter or selling group member.

We urged all investors to read, and base their investment decision only on, the information contained in the prospectus. If one or more of these materials were deemed attributable to us or to an underwriter participating in the offering, and deemed to constitute a prospectus that does not meet the requirements of the Securities Act of 1933, persons who purchased our common stock in the offering may have the right, for a period of one year from the date of the violation, to obtain recovery of the consideration paid in connection with their purchase of our common stock or, if they had already sold the stock, to recover any losses resulting from their purchase of common stock.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

The following discussion about our market risk exposure involves forward-looking statements. We are exposed to market risk related mainly to changes in interest rates and we believe our exposure to market risk is immaterial. We do not use or hold derivative financial instruments.

The fair value of our investments in marketable securities at December 31, 2002 was $65.8 million, with a weighted-average maturity of 60 days and a weighted-average interest rate of 1.7%. Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio. Our marketable securities portfolio is primarily invested in corporate debt securities with an average maturity of under one year and a minimum investment grade rating of A or A-1 or better to minimize credit risk. Although changes in interest rates may affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments were sold prior to maturity. Through our money managers, we maintain risk management control systems to monitor interest rate risk. The risk management control systems use analytical techniques, including sensitivity analysis. A hypothetical 1% adverse move in interest rates along the entire interest yield curve would cause approximately $1.0 million and $552,000 decline in the fair value of our financial instruments at December 31, 2002 and 2001.

We have operated primarily in the United States and all funding activities with our collaborators to date have been made in U.S. dollars. Accordingly, we do not have any exposure to foreign currency rate fluctuations.

Item 8.    Financial Statements and Supplementary Data.

All information required by this item is included on pages F-1 to F-17 in Item 15 of Part IV of this Report and is incorporated into this item by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

Information regarding directors and executive officers of the registrant is incorporated by reference to the information set forth under the caption “Directors and Executive Officers of the Registrant” in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission on or around April 8, 2003.

Item 11.    Executive Compensation.

Information regarding executive compensation is incorporated by reference to the information set forth under the caption “Executive Compensation” in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission on or around April 8, 2003.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission on or around April 8, 2003.

Item 13.    Certain Relationships and Related Transactions.

Information regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption “Certain Transactions” in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission on or around April 8, 2003.

Item 14.    Controls and Procedures.

Evaluation of disclosure controls and procedures.    Based on their evaluation as of a date within 90 days of the filing date of this report, our principal executive officer and principal financial officer have concluded that Telik’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), required to be disclosed by Telik in the reports that we file under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

Changes in internal controls.    There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

Limitations on the effectiveness of controls.    A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	The following documents are filed as part of this Report:

1.	Financial Statements. Our financial statements and the Report of Ernst & Young LLP, Independent Auditors, are included in Part IV of this Report on the pages indicated:

2.	Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

3.	Exhibits:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation. (2)

3.2	Amended and Restated Bylaws. (1)

4.1	Specimen Common Stock Certificate. (1)

4.2

Amended and Restated Registration Rights Agreement, dated March 31, 2000, between Telik and holders of Telik’s Series B, Series E, Series F, Series G, Series H, Series I, Series J and Series K preferred stock. (1)

4.3	Right Agreement dated November 2, 2001, by and between Telik and Wells Fargo Bank Minnesota, N.A. as Rights Agent. (6)

10.1	Form of Indemnity Agreement. (1) (3)

10.2	2000 Equity Incentive Plan and related documents. (3) (4)

10.3	2000 Employee Stock Purchase Plan and Offering. (3) (4)

10.4	2000 Non-Employee Directors’ Stock Option Plan and Agreement. (3) (4)

10.5	1996 Stock Option Plan and forms of grant thereunder. (3) (4)

10.6	1988 Stock Option Plan and forms of grant thereunder. (3) (4)

10.7	Form of Non-Plan Stock Option Agreement. (3) (4)

10.8*	Collaborative Research Agreement between Telik and Sankyo Company, Ltd., dated March 24, 1999, as amended. (1)

10.9*	Collaboration Agreement between Telik and Sanwa Kagaku Kenkyusho Co., Ltd., dated December 20, 1996, as amended. (1)

10.10*	License Agreement between Telik and Sanwa Kagaku Kenkyusho Co., Ltd., dated September 24, 1997, as amended. (1)

10.11*	Screening Services Agreement between Telik and Sanwa Kagaku Kenkyusho Co., Ltd., dated December 20, 1996, as amended. (1)

Exhibit Number	Description
10.12*	Third Amendment to Collaborative Agreement between Telik and Sanwa Kagaku Kenkyusho Co., Ltd., dated February 14, 2001. (5)

10.13*	Third Amendment to Screening Services Agreement between Telik and Sanwa Kagaku Kenkyusho Co., Ltd., dated February 14, 2001. (5)

10.14*	Second Amendment to License Agreement between Telik and Sanwa Kagaku Kenkyusho Co., Ltd., dated February 14, 2001. (5)

10.15*	License Agreement between Telik and the University of Arizona, dated January 8, 2001. (5)

10.16	Consulting Agreement for Individual Consultants between Gail L. Brown, M.D. and Telik, dated October 20, 1998, as amended. (1)

10.17	Employment Agreement between Cynthia M. Butitta and Telik, dated February 1, 2001. (3) (5)

10.18	Employment Agreement between Michael M. Wick, M.D., Ph.D. and Telik, dated December 10, 1997, as amended. (1) (3)

10.19*	Fourth Amendment to Screening Services Agreement between Telik and Sanwa Kagaku Kenkyusho Co., dated March 6, 2002. (7)

10.20	Lease between Telik and The Board of Trustees of the Leland Stanford Junior University, dated July 25, 2002. (8)

10.21	Master Lease Agreement between Telik and General Electric Capital Corporation, dated August 23, 2002, as amended. (8)

10.22	Master Security Agreement between Telik and General Electric Capital Corporation, dated August 23, 2002, as amended. (8)

23.1	Consent of Ernst & Young LLP, Independent Auditors.

99.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been granted for portions of this document. The information omitted pursuant to such confidential treatment order has been filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on April 4, 2000, as amended (File No. 333-33868).

(2)	Incorporated by reference to exhibits to our Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 27, 2002.

(3)	Management contract or compensatory arrangement.

(4)	Incorporated by reference to exhibits to our Registration Statement on Form S-8 filed on August 30, 2000 (File No. 333-44826).

(5)	Incorporated by reference to exhibits to our Annual Report on Form 10-K for the year ended December 31, 2000 initially filed on March 28, 2001 as amended on Form 10-K/A filed on September 20, 2001.

(6)	Incorporated by reference to exhibits to our Current Report on Form 8-K dated November 2, 2001 filed on November 5, 2001.

(7)	Incorporated by reference to exhibits to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 filed on May 7, 2002.

(8)	Incorporated by reference to exhibits to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 filed on November 13, 2002.

(b)	Reports on Form 8-K

We filed a report on Form 8-K dated November 20, 2002 in connection with the announcement of positive results of our phase 2 trials of TLK286 in ovarian, non-small cell lung and colorectal cancers.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELIK, INC.

/s/ CYNTHIA M. BUTITTA
Cynthia M. Butitta Chief Operating and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated	March 10, 2003

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael M. Wick, M.D., Ph.D. and Cynthia M Butitta, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MICHAEL M. WICK, M.D., PH.D. Michael M. Wick, M.D., Ph.D.	Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2003

/s/ CYNTHIA M. BUTITTA Cynthia M. Butitta	Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2003

/s/ EDWARD W. CANTRALL, PH.D. Edward W. Cantrall, Ph.D.	Director	March 7, 2003

/s/ STEVEN R. GOLDRING, M.D. Steven R. Goldring, M.D.	Director	March 7, 2003

/s/ STEFAN RYSER, PH.D. Stefan Ryser, Ph.D.	Director	March 7, 2003

CERTIFICATIONS

I, Michael M. Wick, M.D., Ph.D, certify that:

1.	I have reviewed this annual report on Form 10-K of Telik, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 10, 2003	/s/ MICHAEL M. WICK
Michael M. Wick, M.D., Ph.D. Chairman and Chief Executive Officer

I, Cynthia M. Butitta, certify that:

1.	I have reviewed this annual report on Form 10-K of Telik, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 10, 2003	/s/ CYNTHIA M. BUTITTA
Cynthia M. Butitta Chief Operating Officer and Chief Financial Officer

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Telik, Inc.

We have audited the accompanying balance sheets of Telik, Inc. as of December 31, 2002 and 2001, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Telik, Inc. at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

/s/    ERNST & YOUNG LLP

Palo Alto, California

February 7, 2003

BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2002	2001
Assets
Current assets:
Cash and cash equivalents	$34,688	$39,508
Short-term investments	61,544	13,722
Other receivables	1,905	123
Prepaids and other current assets	997	868

Total current assets	99,134	54,221
Property and equipment, net	1,679	1,096
Long-term investments	4,254	1,944
Restricted investments	3,796	—
Other assets	110	54

Total assets	$108,973	$57,315

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,222	$3,338
Accrued clinical trials	899	881
Accrued compensation	1,341	636
Accrued liabilities	462	460
Deferred revenue	417	662
Current portion of capital leases and loan	124	—

Total current liabilities	9,465	5,977
Non-current portion of capital leases, loan and other liabilities	303	—

Commitments

Stockholders’ equity:
Preferred stock, $0.01 par value: 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, and additional paid-in capital: 100,000,000 shares authorized; shares issued and outstanding: 35,567,081 in 2002 and 27,765,484 in 2001	217,071	135,090
Deferred stock compensation, net	(607)	(1,173)
Note receivable from officer	—	(105)
Accumulated other comprehensive income	30	33
Accumulated deficit	(117,289)	(82,507)

Total stockholders’ equity	99,205	51,338

Total liabilities and stockholders’ equity	$108,973	$57,315

See accompanying Notes to Financial Statements.

STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,
	2002	2001	2000
Contract revenue from collaborations:
With related parties	$1,245	$1,588	$2,250
Other	—	200	471
Other revenue	42	83	75

Total revenues	1,287	1,871	2,796
Operating costs and expenses:
Research and development	31,589	18,761	10,842
General and administrative	5,625	3,691	5,948

Total operating costs and expenses	37,214	22,452	16,790

Loss from operations	(35,927)	(20,581)	(13,994)
Interest income, net	1,145	2,015	1,437

Net loss	(34,782)	(18,566)	(12,557)
Deemed dividend to preferred stockholders	—	—	(4,667)

Net loss allocable to common stockholders	$(34,782)	$(18,566)	$(17,224)

Basic and diluted net loss per common share	$(1.17)	$(0.77)	$(1.70)

Shares used to calculate basic and diluted net loss per common share	29,786	24,030	10,128

See accompanying Notes to Financial Statements.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

	Preferred Stock		Common Stock and Additional Paid in Capital		Deferred Stock Compensation	Notes Receivable	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balances at December 31, 1999	1,020	$10	2,207	$56,764	$(260)	$—	$—	$(51,384)	$5,130
Net loss and comprehensive loss	—	—	—	—	—	—	—	(12,557)	(12,557)
Issuance of Series K preferred stock at $6 per share, net of issuance costs	1,167	12	—	6,938	—	—	—	—	6,950
Note receivable for Series K preferred stock	—	—	—	—	—	(5,000)	—	—	(5,000)
Payment of note receivable for Series K preferred stock	—	—	—	—	—	5,000	—	—	5,000
Issuance of 96,000 shares of common stock at $1.60 per share upon exercise of employee stock options for a promissory note	—	—	—	—	—	(153)	—	—	(153)
Conversion of preferred stock upon close of initial public offering	(2,187)	(22)	13,807	22	—	—	—	—	—
Issuance of common stock in initial public offering, net of issuance costs of $4.7 million	—	—	5,750	35,537	—	—	—	—	35,537
Exercises of warrants and options to purchase common stock	—	—	912	1,081	—	—	—	—	1,081
Stock options granted to consultants	—	—	—	4,063	—	—	—	—	4,063
Deferred stock compensation	—	—	—	2,617	(2,617)	—	—	—	—
Amortization of deferred stock compensation	—	—	—	—	565	—	—	—	565

Balances at December 31, 2000	—	—	22,676	107,022	(2,312)	(153)	—	(63,941)	40,616
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(18,566)	(18,566)
Change in unrealized gain on available for sale investments	—	—	—	—	—	—	33	—	33

Comprehensive loss	—	—	—	—	—	—	—	—	(18,533)
Issuance of common stock in follow-on public offering, net of issuance costs of $0.5 million	—	—	4,600	27,640	—	—	—	—	27,640
Common stock issued under stock option and purchase plans	—	—	489	962	—	—	—	—	962
Stock options issued to non-employees	—	—	—	47	—	—	—	—	47
Payment on promissory note	—	—	—	—	—	48	—	—	48
Amortization of deferred stock compensation, net of reversal for terminated employees	—	—	—	(581)	1,139	—	—	—	558

Balances at December 31, 2001	—	—	27,765	135,090	(1,173)	(105)	33	(82,507)	51,338
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(34,782)	(34,782)
Change in unrealized loss on available for sale investments	—	—	—	—	—	—	(3)	—	(3)

Comprehensive loss									(34,785)
Issuance of common stock in follow-on public offering, net of issuance costs of $0.5 million	—	—	7,475	80,289	—	—	—	—	80,289
Common stock issued under stock option and purchase plans	—	—	327	1,576	—	—	—	—	1,576
Stock options issued to non-employees	—	—	—	171	—	—	—	—	171
Payment on promissory note	—	—	—	—	—	105	—	—	105
Amortization of deferred stock compensation, net of reversal for terminated employees	—	—	—	(55)	566	—	—	—	511

Balances at December 31, 2002	—	$—	35,567	$217,071	$(607)	$—	$30	$(117,289)	$99,205

See accompanying Notes to Financial Statements

STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net loss	$(34,782)	$(18,566)	$(12,557)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	614	435	531
Amortization of deferred stock compensation	511	558	565
Stock options granted to non-employees	171	47	4,063
Forgiveness of notes receivable from related parties	28	26	—
Amortization of discount on investments	—	31	25
Changes in assets and liabilities:
Other receivable	(1,782)	285	—
Prepaid expenses and other current assets	(129)	(434)	(505)
Deposits and other assets	(74)	—	—
Accounts payable	2,884	2,449	109
Accrued liabilities	747	700	526
Deferred revenue	(245)	462	(2,050)

Net cash used in operating activities	(32,057)	(14,007)	(9,293)

Cash flows from investing activities:
Purchases of investments	(172,458)	(106,603)	(29,610)
Sales of investments	1,900	17,005	4,400
Maturities of investments	120,423	103,225	1,500
Transfer to restricted investments	(3,796)	—	—
Purchases of property and equipment	(1,064)	(709)	(156)

Net cash (used in) provided by investing activities	(54,995)	12,918	(23,866)

Cash flows from financing activities:
Proceeds from capital loan	303	—	—
Principal payments under capital leases and loan	(41)	(12)	(247)
Net proceeds from issuance of convertible preferred stock, including payment of note receivable	—	—	6,950
Net proceeds from issuance of common stock and warrants	81,865	28,602	36,465
Payment of promissory note from employee	105	48	—

Net cash provided by financing activities	82,232	28,638	43,168

Net change in cash and cash equivalents	(4,820)	27,549	10,009
Cash and cash equivalents at beginning of period	39,508	11,959	1,950

Cash and cash equivalents at end of period	$34,688	$39,508	$11,959

Supplementary information:
Interest paid	$16	$3	$198

Non-cash investing and financing activities:
Equipment acquired under capital leases	$143	$—	$—

Deferred stock compensation	$—	$—	$2,617

Note receivable for preferred stock	$—	$—	$5,000

Note receivable received for common stock from officer	$—	$—	$153

See accompanying Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS

1.    Summary of significant accounting policies

Nature of operations and basis of presentation

Telik, Inc. (“Telik,” “We” or, the “Company”) was incorporated in the state of Delaware in October 1988 as Terrapin Diagnostics, Inc. which changed its name in June 1989 to Terrapin Technologies, Inc. and again in May 1998 to Telik, Inc. We are engaged in the discovery and development of small molecule therapeutics. We operate in only one segment.

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

Cash equivalents and investments

We consider all highly liquid investments with an original maturity of 90 days or less, when purchased, to be cash equivalents. For the periods presented, cash equivalents consist of cash, money market funds, certificate of deposit, commercial paper, U.S. Government notes and corporate notes. Our investments include obligations of governmental agencies and corporate debt securities with original maturities ranging between 3 months to 24 months. We limit concentration of credit risk by diversifying our investments among a variety of high credit-quality issuers.

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

Restricted investments

Under certain operating lease agreements, we may be required from time to time to set aside cash as collateral. At December 31, 2002, we recorded $3.8 million of restricted investments related to such agreements. We had no restrictions on our cash at December 31, 2001.

Fair value of financial instruments

The fair value of our cash equivalents and investments is based on quoted market prices. The fair value of capital lease obligations and loans is based on current interest rates available to us for debt instruments with similar terms, degrees of risk, and remaining maturities. The carrying amount of cash equivalents, investments and capital lease and loan obligations are considered to be representative of their respective fair value at December 31, 2002 and 2001.

Property and equipment

Property and equipment are stated at cost. We calculate depreciation using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. We amortize furniture and equipment leased under capital leases and leasehold improvements using the straight-line method over the estimated useful lives of the respective assets or the lease term, whichever is shorter. Amortization of assets under capital leases is included in depreciation expense.

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

Revenue recognition

Contract revenue consists of revenue from research and development collaboration agreements. Our research and development collaboration agreements provide for periodic payments in support of our research activities. We recognize contract revenue from these agreements as earned based upon the performance requirements of the agreements and we recognize payments for up-front technology access and license fees ratably over the period of the related research program. Payments received, which are related to future performance, are deferred and recognized as revenue when earned over future performance periods.

We have received United States government grants, which support research efforts in defined projects. We recognize revenue from such grants as costs relating to the grants are incurred.

Research and development

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

Stock-based compensation

We have elected to continue to follow Accounting Principles Board Opinion No. 25 (or APB 25) to account for employee stock options because the alternative fair value method of accounting prescribed by FAS 123, “Accounting for Stock-Based Compensation,” requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, “Accounting for Stock Issued to Employees,” no compensation expense is recognized because the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant. Deferred compensation for options granted to employees is determined as the difference between the deemed fair market value to our common stock on the date options were granted and the exercise price.

The information regarding net loss and net loss per share prepared in accordance with FAS 123 has been determined as if we had accounted for our employee stock options and employee stock plan under the fair value method prescribed by FAS 123. The resulting effect on net loss and net loss per share pursuant to FAS 123 is not likely to be representative of the effects on loss and net loss per share pursuant to FAS 123 in future years, due to subsequent years including additional grants and years of vesting. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of disclosures pursuant to FAS 123 as amended by FAS 148, the estimated fair value of options is amortized to expense over the options’ vesting period.

The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation (in thousands, except per share amounts):

	Years Ended December 31,
	2002	2001	2000
Net loss—as reported	$(34,782)	$(18,566)	$(17,224)
Add: Stock-based employee compensation expense included in reported net loss	511	558	565
Deduct: Total stock-based employee compensation expense under the fair value based method for all awards	(6,847)	(3,154)	(602)

Net loss—pro forma	$(41,118)	$(21,162)	$(17,261)

Basic and diluted net loss per common share—as reported	$(1.17)	$(0.77)	$(1.70)

Basic and diluted net loss per common share—pro forma	$(1.38)	$(0.88)	$(1.70)

Stock compensation expense for options granted to non-employees has been determined in accordance with SFAS 123 and EITF 96-18, “Accounting for Equity Investments that are issued to other than Employees for Acquiring, or in Conjunction with Selling Goods or Services,” as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. The fair value of options granted to non-employees is periodically re-measured as the underlying options vest.

Comprehensive income

Components of other comprehensive income, including unrealized gains and losses on available-for-sale investments, were included as part of total comprehensive income. For all periods presented, we have disclosed comprehensive income in the statement of stockholders’ equity.

Net loss per common share

Basic earnings per share excludes any dilutive effects of options, shares subject to repurchase, warrants and convertible securities. Diluted earnings per share includes the impact of potentially dilutive securities.

	Years Ended December 31,
	2002	2001	2000
	(In thousands, except per share amounts)
Net loss allocable to common stockholders	$(34,782)	$(18,566)	$(17,224)

Weighted average shares of common stock outstanding	29,823	24,124	10,177
Less: weighted average share subject to repurchase	(37)	(94)	(49)

Weighted average shares used in computing basic and diluted net loss per share	29,786	24,030	10,128

Basic and diluted net loss per share	$(1.17)	$(0.77)	$(1.70)

Net loss per share reflects a change in the mathematical calculation of the weighted average number of shares outstanding for our stock used to calculate basic and diluted net loss per share for the year ended December 31, 2001. The revised basic and diluted net loss per share for the year ended December 31, 2001 was $0.77 compared to $0.81 previously reported in our annual report on Form 10-K for the year ended December 31, 2001. The revised net loss per share amount had no impact on our previously reported revenues, net loss, cash flows or balance sheets for any period.

Our preferred stock converted into common stock upon the closing of our initial public offering in August 2000. For information purposes, the following pro forma net loss per share data reflects the assumed conversion of our preferred stock into common stock at the beginning of the year ended December 31, 2000:

(In thousands, except per share amounts)
Pro forma (unaudited):
Weighted average shares used in computing basic and diluted net loss per share	10,128
Pro forma adjustments to reflect weighted average effect of assumed conversion of preferred stock through August 2000	8,126

Total weighted average shares of common stock outstanding pro forma	18,254

Basic and diluted pro forma net loss per share	$(0.94)

During all periods presented, we had securities outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive. These outstanding securities consist of the following potential common shares:

	December 31,
	2002	2001	2000
Convertible preferred stock, through August 2000	—	—	8,126,361
Outstanding options	4,850,665	3,521,656	2,647,301
Preferred stock warrants	—	—	21,151

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation.

Recent accounting pronouncements

We adopted Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” on January 1, 2002. SFAS 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The primary objectives of SFAS 144 are to develop one accounting model based on the framework established in SFAS 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues. Our adoption of SFAS 144 did not have a material impact on our financial position or results of operations.

In November 2002, the Financial Accounting Standards Board (or FASB) issued Interpretation No. 45 (or FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”—an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. This Interpretation does not currently have any impact on our results of operations, financial position or disclosure.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition to the SFAS 123 fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 requires disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS 148 is effective for fiscal years ending after December 15, 2002. The interim statements disclosure requirements are effective for the first interim statement that includes financial information after December 15, 2002. We do not believe there will be a material financial effect from the adoption of this new standard unless we were to make a change in our accounting policy and account for stock option grants as compensation expense.

2.    Cash equivalents, investments and restricted investments

The following is a summary of cash equivalents, investments and restricted investments (in thousands):

	December 31, 2002
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificate of deposits	$1,796	$—	$—	$1,796
Corporate notes	60,058	—	—	60,058
Commercial paper	35,037	2	—	35,039
Government notes	4,429	28	—	4,457
Cash and money market funds	2,932	—	—	2,932

Total	$104,252	$30	$—	$104,282

Reported as:
Cash and cash equivalents				$34,688
Short-term investments				61,544
Long-term investments				4,254
Restricted investments				3,796

Total				$104,282

	December 31, 2001
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate notes	$8,657	$18	$(1)	$8,674
Government notes	6,976	16	—	6,992
Cash and money market funds	39,508	—	—	39,508

Total	$55,141	$34	$(1)	$55,174

Reported as:
Cash and cash equivalents				$39,508
Short-term investments				13,722
Long-term investments				1,944

Total				$55,174

The net realized gains on sales of available for sales investments were not material in 2002, 2001 and 2000. Realized gains and losses were calculated based on the specific identification method. At December 31, 2002 and 2001, the weighted average maturities of our available-for-sale securities were 60 days and 109 days.

3.    Other receivables

Under the operating lease agreement for a research and office facility located in Palo Alto, California, our landlord has agreed to finance up to $5.0 million in leasehold improvements made to the facility (see Note 6). The other receivables amount of $1.9 million at December 31, 2002 represents $1.8 million to be reimbursed by our landlord for expenses incurred for improvements made to the facility and approximately $100,000 of interest receivable from investments. The other receivables amount of $123,000 at December 31, 2001 was interest receivable from investments.

4.    Property and equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2002	2001
Laboratory equipment	$5,010	$4,462
Office furniture and equipment	577	477
Leasehold improvements	1,377	1,139

	6,964	6,078
Less accumulated depreciation and amortization	(5,285)	(4,982)

Property and equipment, net	$1,679	$1,096

Property and equipment includes assets under capitalized leases at December 31, 2002 and 2001 of approximately $196,000 and $53,000. Accumulated amortization related to leased assets was approximately $74,000 and $41,000 at December 31, 2002 and 2001.

5.    Restricted investments

As of December 31, 2002, $3.8 million of our total cash and cash equivalents was restricted, held in a certificate of deposit and a money market fund for specific purposes. Under our operating lease agreement for the facility located in Palo Alto, California, we are required to maintain a security deposit in the form of a letter of credit equal to approximately $1.8 million (see Note 6). The letter of credit is secured by a certificate of deposit. We are also required to deposit into an escrow account the amount of $2.0 million to cover the cost of tenant improvement work in excess of the tenant improvement allowance of $5.0 million. Release of the escrow amount is restricted to costs associated with tenant improvement work, subject to landlord approval. The escrow account is invested in a money market fund.

6.    Commitments

Capital leases and loan

In August 2002, we entered into a Master Lease Agreement, as amended, relating to an equipment lease facility and a related Master Security Agreement, as amended, relating to a line of credit secured by equipment and tenant improvements. Collectively, these credit facilities provide for a line of credit of up to approximately $2.5 million, consisting of approximately $1.9 million relating to the Master Lease Agreement and approximately $600,000 relating to the Master Security Agreement. Both credit facilities have a drawdown period of one year. Draws on the Master Lease Agreement have a payment term of 42 months with an early buyout option at 36 months. Draws on the Master Security Agreement have a payment term of 36 months. Draws under both agreements will bear interest at a rate to be fixed at the time of drawdown, calculated as 675 basis points above the current four-year Treasury Constant Maturities rate. At December 31, 2002, draws under both credit facilities totaled approximately $400,000, bearing interest rates of 11.2% and 11.5%, and approximately $2.1 million remains available for future draws. Pursuant to the terms of these credit facilities, we are required to maintain a balance of cash and investments of at least $20.5 million. In the event our cash and investments balance falls below $20.5 million, we are obligated to provide the lessor with a continuing irrevocable letter of credit from a financial institution acceptable to the lessor in an amount equal to 100% of the outstanding balance of all indebtedness and loans.

In addition, we have three lease agreements of approximately $91,000 relating to our telephone equipment with payment terms of 60 months with interest rates ranging from 11.5% to 24.0%.

As of December 31, 2002, payments under capital leases and loan are as follows:

	Capital Leases	Loan	Total
	(in thousands)
Year ending December 31:
2003	$47	$119	$166
2004	45	119	164
2005	62	99	161
2006	11	—	11

Total	165	337	502
Less amount representing interest			80

Present value of future payments			422
Reported as current portion			124

Non-current portion			$298

Operating leases

We have two non-cancellable leases for facilities in South San Francisco, California, one of which was to expire in December 2002 but was extended for an additional four months through April 2003. The second facility has an expiration date of September 2004.

In July 2002, we entered into a lease for a new research and office facility of approximately 92,000 square feet located at 3165 Porter Drive in Palo Alto, California. This facility will replace our current research and office facilities in South San Francisco. The term of the lease is approximately 11.5 years, commencing in

January 2003 and terminating in May 2014. We have the option to extend the lease term for an additional term of five years. Under the terms of this lease, the lessor has agreed to finance up to $5.0 million in leasehold improvements to be made to the facility. Our financial commitment for the full term of the Palo Alto lease is approximately $39.1 million, which includes repayment, over a period of 10 years, of $3.0 million of the total $5.0 million in planned leasehold improvements that will be financed by the lessor. The remaining $2.0 million in planned leasehold improvements to be financed by the lessor will be payable, subject to certain extension provisions, in a balloon payment at the commencement of the third year of the lease. Prior to this balloon payment, interest only payments will be payable monthly on the outstanding balance of the remaining $2.0 million in planned leasehold improvements to be financed by the lessor. All amounts owed related to the remaining $2.0 million have been included in the total rental payments reflected in the table below. Pursuant to the terms of the lease, we are required to maintain a security deposit, in the form of a letter of credit equal to approximately $1.8 million. This letter of credit must be secured by either a deposit account or a securities account and at December 31, 2002, the security deposit is in the form of securities that are classified in the balance sheet as restricted investments. This collateral account is managed in accordance with our investment policy, and is restricted as to withdrawal.

We also have office equipment leases of approximately $75,000 with terms ranging from 36 months to 60 months.

Future minimum rental payments under the operating leases as of December 31, 2002 are as follows:

Operating Leases
(in thousands)
Year ending December 31,
2003	$3,262
2004	3,407
2005	5,203
2006	3,296
Thereafter	26,968

Total	$42,136

Rent expense under operating leases was approximately $581,000 in 2002, $537,000 in 2001 and $501,000 in 2000.

7.    Stockholders’ equity

Follow-on public offerings

In May 2002, we filed a registration statement on Form S-3 to offer and sell, from time to time, equity and debt securities in one or more offerings up to a total dollar amount of $100 million. On July 12, 2002, the SEC declared this registration statement effective. In October 2002, we completed a follow-on offering of 7.5 million shares of our common stock, at $11.50 per share, pursuant to this registration statement The aggregate net proceeds from this follow-on public offering were approximately $80.3 million.

In October 2001, we completed a follow-on public offering of 4.6 million shares of common stock at $6.50 per share. We received $27.6 million in net proceeds from this offering.

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

Deemed dividend

During March 2000, we consummated the sale of 1,166,667 shares of Series K convertible preferred stock at $6.00 per share for net proceeds of approximately $2.0 million and a short term note receivable of $5.0 million. At the date of issuance, we believed the per share price of $6.00 represented the fair value of the preferred stock. Subsequent to the date of issuance, we re-evaluated the fair value of our common stock. Accordingly, the increase in fair value resulted in a beneficial conversion feature of $4.7 million that was recorded as a deemed dividend to preferred stockholders in 2000. We recorded the deemed dividend at the date of issuance by offsetting charges and credits to additional paid-in capital, without any effect on total stockholders’ equity. The preferred stock dividend increases the net loss allocable to common stockholders in the calculation of basic and diluted net loss per common share for the year ended December 31, 2000.

2000 Equity Incentive Plan

In March 2000, we adopted the 2000 Equity Incentive Plan (the “2000 Plan”) and reserved 2,000,000 shares of Telik common stock for issuance under the 2000 Plan. In addition the 2000 Plan provides for annual increases in the number of shares available for issuance under the 2000 Plan beginning January 1, 2001. The number of additional shares to be reserved automatically will be equal to the lesser of 1,500,000 shares, 5% of the outstanding shares on the date of the annual increase or such amount as may be determined by the Board of Directors. Options granted under the 2000 Plan may be either incentive stock options (“ISOs”) or nonstatutory stock options (“NSOs”). For ISOs and NSOs, the option price shall be at least 100% and 85%, respectively, of the closing price of our common stock on the date of the grant, or in the event there is no public market for the common stock, of the fair value on the date of the grant, as determined by the board of directors. If, at any time we grant an option, and the optionee directly or by attribution owns stock possessing more than 10% of the total combined voting power of all classes of stock of Telik, the option price shall be at least 110% of the fair value and shall not be exercisable more than five years after the date of grant. Options generally vest over a period of four years from the date of grant. Options granted under the 2000 Plan expire no later than 10 years from the date of grant.

At December 31, 2002, 2001 and 2000 authorized and unissued shares of common stock for issuance under the 2000 Plan were 4,426,410, 3,133,802 and 2,000,000. At December 31, 2002, 2001 and 2000, 3,380,002, 1,887,500 and 376,750 options were outstanding under the 2000 Plan.

2000 Non-Employee Directors’ Stock Option Plan

In March 2000, we adopted the 2000 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”) and reserved a total of 300,000 shares of common stock for issuance thereunder. Each non-employee director at the initial public offering date was granted a NSO to purchase 20,000 shares of common stock, and each non-employee director who subsequently becomes a director of Telik will be automatically granted a NSO to purchase 20,000 shares of common stock on the date on which such person first becomes a director. Upon the day immediately following each annual stockholder meeting each non-employee director will automatically be granted a NSO to purchase 5,000 shares of common stock or an option to purchase an amount of shares prorated for the part of the year served as non-employee director. The exercise price of options under the Directors’ Plan will be equal to the fair market value of the common stock on the date of grant. The maximum term of the options granted under the Directors’ Plan is ten years. All grants under the Directors’ Plan will vest over a period of four years from date of grant, one fourth vesting one year after the date of the grant and thereafter the balance vesting monthly. The Directors’ Plan will terminate in March 2010 unless terminated earlier in accordance with the provisions of the Directors’ Plan. At December 31, 2002, 2001 and 2000 authorized and unissued shares of common stock for issuance under the Directors’ Plan were 251,459, 280,000 and 300,000. At December 31, 2002, 2001 and 2000, options outstanding under the Directors’ Plan were 70,000, 100,000 and 100,000.

2000 Employee Stock Purchase Plan

In March 2000, we adopted the 2000 Employee Stock Purchase Plan (the “Purchase Plan”). We reserved a total of 250,000 shares of our common stock for issuance under the Purchase Plan. In addition, the Purchase Plan provides for annual increases in the number of shares available for issuance under the Purchase Plan beginning January 1, 2001. The number of additional shares to be reserved automatically will be equal to the lesser of 150,000 shares, 1% of the outstanding shares on the date of the annual increase or such amount as may be determined by the Board of Directors. The Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock on the first day of the offering or 85% of the fair market value of our common stock on the purchase date. The initial offering period commenced on the effective date of the initial public offering, August 11, 2000. Through the end of December 31, 2002, we have issued a total of 131,777 shares under this plan, and 418,223 shares remain available for future issuance. During 2001, the first year in which employees could purchase stock under the Purchase Plan, employees purchased 52,041 shares.

1996 Stock Option Plan

The 1996 Stock Option Plan (the “1996 Plan”) was adopted in April 1996. The terms are similar to the 2000 Plan. At December 31, 2002, 2001 and 2000, 1,311,152, 1,401,834 and 1,847,439 options were outstanding under the 1996 Plan. The 1996 Plan was terminated upon our initial public offering and no new options can be granted under this plan. The termination of the 1996 Plan had no effect upon outstanding options under the plan.

1988 Stock Option Plan

The 1988 Stock Option Plan (the “1988 Plan”) was adopted in February 1989. At December 31, 2002, 2001 and 2000, 89,511, 132,322 and 320,978 options were outstanding under the 1988 Plan. The 1988 Plan was terminated upon our initial public offering and no new options can be granted under this plan. The termination of the 1988 Plan had no effect upon outstanding options under the plan.

Stock option plan activity summary

A summary of activity under our stock option plans through December 31, 2002 is as follows:

	Shares Available for Grant	Outstanding Options
		Number of shares	Weighted Average Price per Share
Balance, December 31, 1999	608,462	2,991,787	$1.40
Shares terminated, 1988 and 1996 plans	(496,082)	—	—
Authorized	2,300,000	—	—
Granted	(1,237,570)	1,237,570	$4.10
Exercised	—	(903,616)	$1.20
Cancelled	678,440	(678,440)	$1.30

Balance, December 31, 2000	1,853,250	2,647,301	$2.76
Shares terminated, 1988 and 1996 plans	(248,987)	—	—
Authorized	1,133,802	—	—
Granted	(1,598,250)	1,598,250	$7.54
Exercised	—	(437,408)	$1.66
Cancelled	286,487	(286,487)	$3.18

Balance, December 31, 2001	1,426,302	3,521,656	$5.03
Shares terminated, 1988 and 1996 plans	(10,839)	—	—
Authorized	1,388,274	—	—
Granted	(1,933,500)	1,933,500	$11.48
Exercised	—	(246,861)	$4.73
Cancelled	357,630	(357,630)	$10.18

Balance, December 31, 2002	1,227,867	4,850,665	$7.24

The weighted average fair value of options granted during 2002, 2001 and 2000 was $6.34, $5.98 and $7.29.

The following table summarizes information about the stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 1.00 – $ 1.60	1,180,293	5.21	$1.54	1,146,149	$1.53
$ 2.00 – $ 3.81	619,220	7.86	$3.17	333,122	$3.00
$ 7.06 – $ 8.25	801,152	8.25	$7.58	338,632	$7.65
$ 9.90 – $10.26	639,500	9.23	$10.25	31,147	$10.13
$10.27 – $11.29	873,000	9.06	$10.74	98,855	$11.01
$11.45 – $14.60	737,500	9.65	$12.66	5,625	$11.98

$ 1.00 – $14.60	4,850,665	7.95	$7.24	1,953,530	$3.49

FAS 123 Pro Forma Information

Pro forma information regarding net loss and loss per share required by SFAS 123 as disclosed in Note 1 has been determined as if we had accounted for our employee stock options under the fair value method of SFAS 123. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Stock Option Plans Years Ended December 31,			Stock Purchase Plan Years Ended December 31,
	2002	2001	2000	2002	2001	2000
Expected stock price volatility	81.5%	93.2%	108.4%	84.7%	95.6%	108.0%
Risk-free interest rate	3.54%	4.06%	6.25%	2.15%	4.32%	6.03%
Expected life (in years)	5.0	5.0	5.0	0.5	0.5	0.5
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

During 2001 and 2000, we issued 60,000 and 27,500 options to non-employees in exchange for services performed for Telik. There were no options issued to non-employees in 2002. We recorded non-employee related compensation expenses of $171,000 in 2002, $47,000 in 2001 and $231,000 in 2000. In accordance with SFAS 123 and EITF 96-18, options granted to consultants and other non-employees are periodically revalued as they vest.

During the years ended December 31, 2000 and 1999, in connection with options granted to employees, we recorded deferred stock compensation of $2.6 million and $260,000, representing the difference between the exercise price of the options and the deemed fair value of the common stock. These amounts are being amortized to operations over the vesting periods of the options on a straight-line basis.

We recorded amortization of deferred stock compensation of approximately $511,000, $558,000 and $565,000 for the years ended December 31, 2002, 2001 and 2000.

8.    Income taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows (in thousands):

	December 31,
	2002	2001
Deferred tax assets
Net operating loss carryforward	$39,100	$26,500
Capitalized research and development	3,100	2,600
Research credit	3,100	2,800
Other—net	1,250	1,000

Total deferred tax assets	46,550	32,900
Valuation allowance	(46,550)	(32,900)

Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $13.7 million, $6.4 million and $5.2 million during 2002, 2001 and 2000.

As of December 31, 2002, we had net operating loss carryforwards for federal income tax purposes of approximately $110.0 million which expire in the years 2009 through 2022 and federal research and development tax credits of approximately $2.0 million which expire in the years 2004 through 2012.

Utilization of our net operating loss may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation may result in the expiration of net operating loss before utilization.

9.    Related party transactions

In December 1996, we entered into a collaboration and license agreement with a Japanese pharmaceutical company, Sanwa Kagaku Kenkyusho Co., Ltd., focusing on diabetes. We also entered into a screening services agreement with Sanwa in which we agreed to employ our proprietary TRAP technology to identify compounds that are active against biological targets identified by Sanwa. We amended the screening services agreement, most recently in March 2002.

Under the collaboration agreement and related license, we have received payments for certain research and development activities, and may receive payments for achievement of specified development milestones, such as initiation of clinical trials and submission of Sanwa’s request for regulatory approval, and for royalties on product sales, if any, in several countries in Asia. To-date we have received a total of $12.0 million from Sanwa under the collaboration agreement that included $1.0 million in 2002, and we may receive up to $10.0 million more in the future based on milestone achievements. In addition to research funding, Sanwa invested an aggregate of $11.0 million in our equity securities during the years of 1996 through 1998.

In June 2000 we made a loan to an officer in connection with the exercise of an option to purchase 96,000 shares of Telik common stock. This full recourse loan was for the aggregate amount of $153,600, bearing annual interest of 6.5%. In 2001, the officer made a principal payment in the amount of $48,000. The remaining loan principal of $105,600, with accumulated interest was paid in full during 2002.

From October 1998 to October 2001, Gail L. Brown, MD has served as a consultant to Telik on matters involving the clinical development of our products. Dr. Brown is the spouse of Dr. Michael Wick, our President, Chief Executive Officer and Chairman. In 2001, we paid Dr. Brown $303,000 for professional services rendered to Telik and we reimbursed her $22,937 for expenses. In November 2001, Dr. Brown joined Telik as Senior Vice President and Chief Medical Officer.

10.    401(k) Plan

We maintain a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code. The plan covers substantially all full-time employees. Participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. We have made no employer contributions to the plan since its inception.

11.    Quarterly financial information (unaudited)

Selected quarterly financial information is summarized below (in thousands except per share amounts):

	2002				2001
Quarter ended	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
Total revenues	$250	$250	$365	$422	$422	$555	$405	$489

Operating costs and expenses:
Research and development	11,680	6,863	8,282	4,764	6,649	4,352	4,257	3,503
General and administrative	1,692	1,391	1,367	1,175	557	977	1,026	1,131

Total operating costs and expenses	13,372	8,254	9,649	5,939	7,206	5,329	5,283	4,634

Loss from operations	(13,122)	(8,004)	(9,284)	(5,517)	(6,784)	(4,774)	(4,878)	(4,145)
Interest income, net	489	179	205	272	446	424	516	629

Net loss allocable to stockholders	$(12,633)	$(7,825)	$(9,079)	$(5,245)	$(6,338)	$(4,350)	$(4,362)	$(3,516)

Net loss per common share, basic and diluted (1)	$(0.36)	$(0.28)	$(0.33)	$(0.19)	$(0.23)	$(0.19)	$(0.19)	$(0.16)
Weighted average shares used in computing net loss per common share, basic and diluted	35,496	28,174	27,808	27,738	27,565	23,096	22,767	22,649

(1)	Net loss per common share for each quarter are calculated as a discrete period; the sum of four quarters may not equal the calculated full year amount.