Form 10-Q
period 2003-03-31
TELIK INC
filed 2003-05-07
CIK 1109196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED MARCH 31, 2003

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

COMMISSION FILE NUMBER: 0-31265

TELIK, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	93-0987903
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

3165 PORTER DRIVE, PALO ALTO, CA 94304

(ADDRESS, INCLUDING ZIP CODE, OF PRINCIPAL EXECUTIVE OFFICES)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (650) 244-9303

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

COMMON STOCK $0.01 PAR VALUE

(TITLE OF CLASS)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:    Common Stock $0.01 par value                            Outstanding at April 30, 2003:    35,828,120 shares

TELIK, INC.

TELIK, INC.

BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2003	December 31, 2002
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$19,345	$34,688
Short-term investments	64,194	61,544
Other receivables	163	1,905
Prepaids and other current assets	1,084	997

Total current assets	84,786	99,134
Property and equipment, net	4,895	1,679
Long-term investments	6,574	4,254
Restricted investments	2,272	3,796
Other assets	111	110

Total assets	$98,638	$108,973

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,700	$6,222
Accrued clinical trials	2,026	899
Accrued compensation	730	1,341
Accrued liabilities	307	462
Deferred revenue	167	417
Current portion of capital leases and equipment loan	484	124

Total current liabilities	7,414	9,465
Non-current portion of capital leases, loan and other liabilities	1,421	303

Commitments

Stockholders’ equity:
Preferred stock, $0.01 par value:
5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, and additional paid-in capital:
100,000,000 shares authorized; shares issued and outstanding: 35,821,442 at March 31, 2003 and 35,567,081 at December 31, 2002	218,547	217,071
Deferred stock compensation, net	(396)	(607)
Accumulated other comprehensive income	52	30
Accumulated deficit	(128,400)	(117,289)

Total stockholders’ equity	89,803	99,205

Total liabilities and stockholders’ equity	$98,638	$108,973

See accompanying Notes to Financial Statements.

TELIK, INC.

STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Contract revenue from collaborations with related parties	$250	$397
Other revenue	—	25

Total revenues	250	422

Operating costs and expenses:
Research and development	9,718	4,330
General and administrative	2,005	1,609

Total operating costs and expenses	11,723	5,939

Loss from operations	(11,473)	(5,517)
Interest income, net	362	272

Net loss	$(11,111)	$(5,245)

Basic and diluted net loss per common share	$(0.31)	$(0.19)

Shares used to calculate basic and diluted net loss per common share	35,657	27,738

See accompanying Notes to Financial Statements.

TELIK, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(11,111)	$(5,245)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	152	121
Amortization of deferred stock compensation	123	133
Stock options granted to non-employees	58	36
Changes in assets and liabilities:
Other receivable	1,742	—
Prepaid expenses, current and other assets	(88)	401
Accounts payable	(2,522)	(2,325)
Accrued liabilities	550	27
Deferred revenue	(250)	603

Net cash used in operating activities	(11,346)	(6,249)

Cash flows from investing activities:
Purchases of investments	(19,848)	(16,907)
Sales of investments	9,000	—
Maturities of investments	5,900	28,450
Restricted investments	1,524	—
Purchases of property and equipment	(3,368)	(527)

Net cash (used in) provided by investing activities	(6,792)	11,016

Cash flows from financing activities:
Proceeds from equipment loan	1,321	—
Principal payments under capital leases and loan	(32)	(1)
Net proceeds from issuance of common stock	1,506	323

Net cash provided by financing activities	2,795	322

Net change in cash and cash equivalents	(15,343)	5,089
Cash and cash equivalents at beginning of period	34,688	39,508

Cash and cash equivalents at end of period	$19,345	$44,597

Supplementary information:
Interest paid	$12	$2

Non-cash financing activities:
Equipment acquired under capital leases	$—	$37

See accompanying Notes to Financial Statements.

TELIK, INC.

Notes to Condensed Financial Statements

(Unaudited)

1.    Basis of presentation and summary of significant accounting policies

We have prepared the accompanying financial statements in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. We believe all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003 or any other period. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date. You should read these financial statements and notes in conjunction with our audited financial statements for the year ended December 31, 2002, which are included in our Annual Report on Form 10-K.

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

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation. In the first quarter of 2003, we made a reclassification change pertaining to intellectual property related legal fees. These fees, presented in prior periods as research and development expenses, are now reflected in general and administrative expenses.

2.    Comprehensive income (loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes changes in unrealized gains (losses) on investments. Comprehensive income (loss) for the three months ended March 31, 2003 and 2002 are as follows (in thousands):

	Three Months Ended March 31,
	2003	2002
Net loss	$(11,111)	$(5,245)
Change in unrealized gain/(loss) on investments	22	(33)

Comprehensive loss	$(11,089)	$(5,278)

3.    Stock-based compensation

We issue stock options to our employees and outside directors and provide employees the right to purchase our stock pursuant to stockholder approved stock option and employee stock purchase programs. We account for our stock-based compensation plans under the intrinsic value method of accounting as defined by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. For pro forma disclosures, the estimated fair value of the options is amortized over the vesting period, typically four years, and the estimated fair value of the stock purchases is amortized over the six-month purchase period. The following table illustrates the effect on net loss and loss per share if we had accounted for our stock option and stock purchase plans under the fair value method of accounting under SFAS 123, as amended by SFAS 148 (in thousands):

	Three Months Ended March 31,
	2003	2002
Net loss—as reported	$(11,111)	$(5,245)
Add: Stock-based employee compensation expense included in reported net loss	123	133
Deduct: Total stock-based employee compensation expense under the fair value based method for all awards	(1,317)	(1,321)

Net loss—pro forma	$(12,305)	$(6,433)

Basic and diluted net loss per common share—as reported	$(0.31)	$(0.19)

Basic and diluted net loss per common share—pro forma	$(0.35)	$(0.23)

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

We estimate the fair value of our options using the Black-Scholes option value model, which is one of several methods that can be used to estimate option values. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Our options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimates. The fair value of options granted and employee purchase plan shares were estimated at the date of grant using a Black-Scholes pricing model with the following weighted-average assumptions:

	Stock Option Plans		Stock Purchase Plan
	Three Months Ended March 31,		Three Months Ended March 31,
	2003	2002	2003	2002
Expected stock price volatility	79.1%	81.5%	80.8%	86.9%
Risk-free interest rate	3.00%	3.54%	1.39%	2.54%
Expected life (in years)	5.0	5.0	0.5	0.5
Expected dividend yield	—	—	—	—

4.    Basic and diluted net loss per share

We have computed net loss per common share according to the Financial Accounting Standards Board Statement No. 128, “Earnings Per Share,” which requires disclosure of basic and diluted earnings per share. Basic earnings per share exclude any dilutive effects of options, shares subject to repurchase, warrants and convertible securities. Diluted earnings per share include the impact of potentially dilutive securities. A reconciliation of shares used in the calculation is as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2003	2002
Net loss	$(11,111)	$(5,245)

Weighted-average shares of common stock outstanding	35,657	27,802
Less: weighted-average share subject to repurchase	—	(64)

Weighted-average shares used in computing basic and diluted net loss per share	35,657	27,738

Basic and diluted net loss per share	$(0.31)	$(0.19)

Outstanding options to purchase, in the aggregate, 4,814,981 and 3,882,723 shares of common stock at March 31, 2003 and 2002 were excluded from diluted earnings calculations because inclusion of such options would have an anti-dilutive effect on losses in these periods.

5.    Cash equivalents, investments and restricted investments

The following is a summary of cash equivalents, investments and restricted investments (in thousands):

	March 31, 2003
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificate of deposit	$1,796	$—	$—	$1,796
Corporate notes	57,621	18	—	57,639
Commercial paper	22,681	1	—	22,682
Government agencies	8,511	33	—	8,544
Cash and money market funds	1,724	—	—	1,724

Total	$92,333	$52	$—	$92,385

Reported as:
Cash and cash equivalents				$19,345
Short-term investments				64,194
Long-term investments				6,574
Restricted investments				2,272

Total				$92,385

	December 31, 2002
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificate of deposits	$1,796	$—	$—	$1,796
Corporate notes	60,058	—	—	60,058
Commercial paper	35,037	2	—	35,039
Government notes	4,429	28	—	4,457
Cash and money market funds	2,932	—	—	2,932

Total	$104,252	$30	$—	$104,282

Reported as:
Cash and cash equivalents				$34,688
Short-term investments				61,544
Long-term investments				4,254
Restricted investments				3,796

Total				$104,282

The net realized gains on sales of available for sales investments were not material for the periods ending March 31, 2003 and 2002. Realized gains and losses were calculated based on the specific identification method. At March 31, 2003 and December 31, 2002, the weighted average maturities of our available-for-sale securities were 60 days.

6.    Property and equipment

Property and equipment consist of the following (in thousands):

	March 31, 2003	December 31, 2002
Laboratory equipment	$6,134	$5,010
Office furniture and equipment	670	577
Leasehold improvements	3,528	1,377

	10,332	6,964
Less accumulated depreciation and amortization	(5,437)	(5,285)

Property and equipment, net	$4,895	$1,679

7.    Capital leases and loan

In August 2002, we entered into a Master Lease Agreement, as amended, relating to an equipment lease facility and a related Master Security Agreement, as amended, relating to a line of credit secured by equipment and tenant improvements. Collectively, these credit facilities provide for a line of credit of up to approximately $2.5 million. Both credit facilities have a drawdown period of one year. Draws on the Master Lease Agreement have a payment term of 42 months with an early buyout option at 36 months. Draws on the Master Security Agreement have a payment term of 36 months. Draws under both agreements will bear interest at a rate to be fixed at the time of drawdown, calculated as 675 basis points above the current four-year Treasury Constant Maturities rate. In March 2003, we drew down $1.3 million under the Master Security Agreement and at March 31, 2003, draws under both credit facilities totaled approximately $1.7 million, bearing interest rates between 10.9% and 11.5%. Approximately $800,000 remains available for future draws through August 2003. Pursuant to the terms of these credit facilities, we are required to maintain a balance of cash and investments of at least $20.5 million. In the event our cash and investments balance falls below $20.5 million, we are obligated to provide the lessor with a continuing irrevocable letter of credit from a financial institution acceptable to the lessor in an amount equal to 100% of the outstanding balance of all indebtedness and loans.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Special Note Regarding Statements of Expected Future Performance

This Quarterly Report on Form 10-Q contains statements indicating expectations about future performance and other forward-looking statements that involve risks and uncertainties. We usually use words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “future,” “intend,” “potential,” or “continue” or the negative of these terms or similar expressions to identify forward-looking statements. These statements appear throughout this Quarterly Report on Form 10-Q and are statements regarding our current intent, belief or expectation, primarily with respect to our operations and related industry developments. Examples of these statements include, but are not limited to, statements regarding the following: the progress of our research programs, including clinical testing, the extent to which our issued and pending patents may protect our products and technology, our ability to identify new product candidates using TRAP technology (our proprietary Target-Related Affinity Profiling technology, which is discussed below), the potential of such product candidates to lead to the development of safer or more effective therapies, our ability to develop the technology derived from our collaborations, our anticipated timing for filing additional INDs (Investigational New Drug applications) with the Food and Drug Administration (FDA) or for the initiation or completion of Phase 1, Phase 2 or Phase 3 testing for any of our product candidates, our future operating expenses, our future losses, our future expenditures for research and development and the sufficiency of our cash resources. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in the section of this Item 2 titled “Additional Factors That May Affect Future Results” and elsewhere in this Quarterly Report on Form 10-Q.

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2002.

Overview

Telik is engaged in the discovery, development and commercialization of small molecule therapeutics. We have incurred net losses since inception and expect to incur substantial and increasing losses for the next several years as we expand our research and development activities and move our product candidates into later stages of development. As of March 31, 2003, we had an accumulated deficit of $128.4 million.

Our expenses have consisted primarily of those incurred for research and development and general and administrative costs associated with our operations. The process of carrying out the development of our own unpartnered products to later stages of development and our research programs for our corporate partners may require significant additional research and development expenditures, including preclinical testing and clinical trials, as well as for obtaining regulatory approval. To date, we have funded our operations primarily through the sale of equity securities and non-equity payments from collaborative partners.

We expect that our quarterly and annual results of operations will fluctuate for the foreseeable future due to several factors, including the timing and extent of our research and development efforts and the outcome of our clinical trial activities. Our limited operating history makes accurate prediction of future operating results difficult or impossible.

During the first quarter of 2003 we accomplished the following:

•	The initiation of a Phase 3 registration trial of TLK286 in ovarian cancer patients whose disease has progressed following platinum-based chemotherapy and one second-line treatment. The multinational trial, designated the ASSIST-1 (ASsessment of Survival In Solid Tumors-1), is designed to evaluate whether TLK286 treatment reduces the risk of death, leading to an increase in survival, as compared to the control group treatments.

•	The publication of new preclinical data that supports the ongoing clinical development of TLK286. This data elaborates on the proposed mechanism of activation and activity of TLK286, and describes studies that support the use of TLK286 in combination with standard chemotherapeutic drugs.

•	The announcement of positive interim results from the ongoing Phase 1-2a clinical trial of TLK199 in patients with myelodysplastic syndrome (MDS), a form of pre-leukemia. The abstract for the study was published in the March 2003 Proceedings of the Annual Meeting of the American Association for Cancer Research (AACR).

•	The formation of a collaboration with Roche to utilize our proprietary small molecule drug discovery technology, TRAP, to identify drug candidates active against a pharmaceutical target selected by Roche.

Critical accounting policies

We believe the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our financial statements.

Revenue recognition

Since our inception, most of our revenues have been generated from license and research agreements with collaborators. We recognize cost reimbursement revenue under these collaborative agreements as the related research and development costs are incurred. We recognize milestone fees upon completion of specified milestones according to contract terms. Deferred revenue represents the portion of research payments received that has not been earned.

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

Research and development expenses

Our research and development expenses include salaries and benefits costs, fees for contractors and consultants, and an allocation of administrative and corporate costs. Research and development expenses consist of costs incurred for drug and product development, manufacturing, clinical activities, discovery research, screening and identification of drug candidates, and preclinical studies. All such costs are charged to research and development expenses as incurred. Costs of materials and other supplies are charged to research and development expenses upon receipt.

Deferred stock compensation

In connection with the grant of stock options to employees, we recorded deferred stock compensation totaling $2.6 million and $0.3 million in the years ended December 31, 2000 and 1999. Deferred stock compensation for options granted to employees has been determined as the difference between the deemed fair value of our common stock for financial reporting purposes on the date such options were granted and the applicable exercise prices. Such amount is included as a reduction of stockholders’ equity and is being amortized using straight-line vesting. We recorded amortization of deferred stock compensation of $123,000 and $133,000 for the three months ended March 31, 2003 and 2002. At March 31, 2003, we had a total of $396,000 to be amortized over the remaining vesting periods of the stock options.

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

Results of operations

Three Months Ended March 31, 2003 and 2002

Revenues

Revenues for the three months ended March 31, 2003 and 2002 were $250,000 and $422,000. Revenues in 2003 resulted from our collaborative agreements with Sanwa, while revenues in 2002 also included funded research related to grants received from the National Institutes of Health. The decrease in revenues of 41% or $172,000 was the result of the longer term of the contractual obligations of the Sanwa agreements and the completion of the National Institutes of Health research grant in the second quarter of 2002.

We expect near-term future revenues to fluctuate primarily depending upon the extent to which we enter into new collaborative research agreements and the amounts of payments relating to such agreements.

Research and development expenses

Research and development expenses for the three months ended March 31, 2003 and 2002 were $9.7 million and $4.3 million, representing an increase of 124% or $5.4 million. Research and development expenses of $4.3 million for the period ending March 31, 2002 reflect the reclassification of intellectual property related legal fees of $434,000 to general and administrative expenses to conform with our presentation in 2003. We previously reported expenses of $4.8 million in 2002. Our research and development activities consist primarily of drug and product development, clinical supply manufacturing, clinical activities, discovery research, screening and identification of drug candidates, and preclinical studies. We group these activities into two major categories: “research and preclinical” and “clinical development.” Research and preclinical costs primarily represent our new drug discovery efforts and preclinical work for our selected clinical candidates. Costs associated with clinical development represent the advancement of our existing product candidates through clinical trials. Because of the ability to utilize resources across several projects, the majority of our research and development costs are not tied to any individual project and are allocated among multiple projects. Accordingly, we do not maintain actual costs incurred information for our projects on a project-by-project basis.

We estimate the costs associated with research and preclinical and clinical development activities approximate the following (in thousands):

	Three Months Ended March 31,
	2003	2002
Research and preclinical	$3,701	$2,220
Clinical development	6,017	2,110

Total research and development	$9,718	$4,330

The increase in research and development expenses in the three months ended March 31, 2003 compared to the same period in 2002 was principally due to increased costs for the following:

•	TLK286

-	costs associated with Phase 2 clinical trials in breast, ovarian and lung cancer,

-	clinical drug supply manufacturing costs of approximately $3.3 million in 2003 compared to $787,000 in 2002,

-	start-up costs associated with the initiation of our Phase 3 registration trial in ovarian cancer,

•	TLK199

-	costs associated with the Phase 1-2a clinical trial in MDS, and

•	costs associated with headcount growth to support clinical activities.

We expect research and development expenditures to increase in the future as a result of increased manufacturing and clinical development costs primarily relating to our TLK286 and TLK199 product development. The timing and the amount of these expenditures will depend upon the outcome of our ongoing clinical trials, the costs associated with the Phase 3 clinical trials of TLK286, including related expansion of our clinical development organization, regulatory requirements, advancement of our preclinical programs and product manufacturing costs.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2003 and 2002 were $2.0 million and $1.6 million, representing an increase of 25% or $396,000. General and administrative expense of $1.6 million for the period ended March 31, 2002 includes the reclassification of intellectual property related legal fees of $434,000 from research and development expense to conform with our presentation in 2003. The increase in 2003 was due primarily to increased costs for the following:

•	costs associated with headcount growth,

•	rent and related costs associated with our new Palo Alto facility effective January 10, 2003, and

•	increased expenses necessary to manage growth of our operations.

We expect future general and administrative expenses to increase in support of expanded business activities.

Net interest income

Net interest income of $362,000 and $272,000 for the three months ended March 31, 2003 and 2002 resulted primarily from earnings on investments. The increase in net interest income was due to higher principal balance of our investments as a result of proceeds obtained from our follow-on offering in October 2002, offset in part by lower average interest rates in 2003.

Liquidity and capital resources

Sources and Use of Cash.    Since inception we have funded our operations through sales of equity, collaborative arrangements with corporate partners, interest earned on investments and equipment lease financings. At March 31, 2003, we had available cash, cash equivalents, investments and restricted investments of $92.4 million. Our cash and investment balances are held in a variety of interest-bearing instruments including obligations of U.S. government agencies, high-grade corporate and municipal bonds, commercial paper and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity and return. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk.

Cash Flows from Operating Activities.    Cash used in operations for the three months ended March 31, 2003 was $11.3 million compared with $6.2 million for the same period in 2002. Net loss of $11.1 million for 2003 was affected by non-cash charges of $152,000 for depreciation and amortization, $123,000 for the amortization of deferred stock compensation and $58,000 related to non-cash stock compensation. Cash outflows in the first three months of 2003 were primarily for operating activities. Cash usage was offset by changes in other receivables and an increase in accrued liabilities related to a higher level of research and development activities. Operating cash outflows for the same period in 2002 resulted primarily from our operating loss offset by increases in prepaid expenses, deferred revenue and the effect of non-cash charges for stock compensation expense and depreciation.

Cash Flows from Investing Activities.    Cash used in investing activities for the three months ended March 31, 2003 was $6.8 million compared with $11.0 million cash provided in the same period in 2002. Investing activities for the first three months in 2003 are primarily related to the purchases, sales and maturities of investments. We reduced restricted investments by $1.5 million for the portion of tenant improvements completed on the Palo Alto facility that no longer requires a security deposit. Purchases of property and equipment of $3.4 million were primarily due to leasehold improvements of $2.4 million on our new Palo Alto facility and laboratory equipment expenditures. Cash provided in the same period in 2002 was related to purchases and maturities of investments offset in part by laboratory equipment purchases.

Cash Flows from Financing Activities.    Cash provided by financing activities was approximately $2.8 million in the three months ended March 31, 2003 compared to $322,000 for the same period in 2002. Financing activities in the first three months of 2003 represent approximately $1.3 million obtained through a capital loan and $1.5 million from our stock option exercises and stock purchase plan, offset in part by $32,000 in payments under capital leases and loan. Financing activities for the same period in 2002 resulted primarily from approximately $323,000 from stock option exercises and our employee stock purchase plan.

Working Capital.    Working capital decreased to $77.4 million at March 31, 2003 from $89.7 million at December 31, 2002. The decrease in working capital was due to our use of cash in operations primarily due to the expansion of our TLK286 development program and costs associated with headcount growth.

In March 2003, we drew down $1.3 million from our existing credit facilities at an interest rate of 10.9% payable over 36 months. At March 31, 2003, draws under our credit facilities totaled approximately $1.7 million and approximately $800,000 remains available for future draws through August 2003.

We believe our existing cash resources will be sufficient to satisfy our anticipated cash requirements through 2004. We expect the increase in clinical development expenses as a result of Phase 3 clinical trials to consume a large portion of our existing cash resources. Changes in our research and development plans or other changes affecting our operating expenses may affect actual future consumption of existing cash resources as well. In any event, we will need to raise substantial additional capital to fund our operations in the future. We expect to finance our future cash needs through the sale of equity securities, strategic collaborations and possibly debt financing or through other sources that may be dilutive to existing stockholders. In addition, in the event that additional funds are obtained through arrangements with collaborative partners or other sources, such arrangements may require us to relinquish rights to some of our technologies, product candidates or products under development that we would otherwise seek to develop or commercialize ourselves. Our future capital uses and requirements depend on numerous factors, including the following:

•	the progress and success of preclinical studies and clinical trials of our product candidates;

•	the progress and number of research programs in development;

•	the costs associated with conducting Phase 3 clinical trials;

•	the costs and timing of obtaining regulatory approvals;

•	our ability to establish, and the scope of, any new collaborations;

•	our ability to meet the milestones identified in our collaborative agreements that trigger payments;

•	the costs and timing of obtaining, enforcing and defending our patent and intellectual property rights;

•	competing technological and market developments; and

•	the timing and scope of commercialization expenses for our product candidates as they approach regulatory approval.

Our future contractual obligations are as follows (in thousands):

	Total	2003	2004-2005	2006-2007	After 2007
Capital lease obligations	$165	$47	$107	$11	$—
Equipment loan	1,895	468	1,254	173	—
Operating leases	42,115	3,241	8,610	6,687	23,577

Total contractual cash obligations	$44,175	$3,756	$9,971	$6,871	$23,577

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

Our business is subject to various risks, including those described below. You should carefully consider these risk factors as each of these risks could adversely affect our business, operating results and financial condition. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties, not presently known to us, or that we currently see as immaterial, may also harm our business.

We have a history of net losses, which we expect to continue for at least several years. We will never be profitable unless we develop, and obtain regulatory approval and market acceptance of, our product candidates.

Due to the significant research and development expenditures required to develop our TRAP technology and identify new product candidates, and the lack of any products to generate revenue, we have not been profitable and have generated operating losses since we were incorporated in 1988. As of March 31, 2003, we had an accumulated deficit of $128.4 million. We expect to incur losses for at least the next several years and expect that these losses will actually increase as we expand our research and development activities and incur significant clinical testing costs. These losses, among other things, may cause our stockholders’ equity and working capital to decrease in the future. To date, we have derived substantially all of our revenues, which have not been significant, from project initiation fees and research reimbursement paid pursuant to existing collaborative agreements with third parties and achievement of milestones under current collaborations. We expect that this trend will continue until we develop, and obtain regulatory approval and market acceptance of, our product candidates. We cannot assure you when, if ever, we will receive product revenue, if any, sufficient to become profitable.

All of our product candidates are in research and development. If clinical trials of TLK286, TLK199 and TLK19781 are delayed or unsuccessful or if we are unable to complete the preclinical development of our diabetes or other preclinical product candidates, our business may be adversely affected.

Preclinical testing and clinical trials are long, expensive and uncertain processes. It may take us or our collaborators several years to complete this testing, and failure can occur at any stage of the process. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and interim results of trials do not necessarily predict final results. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials.

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

TLK286 has to date been evaluated in Phase 1 and Phase 2 clinical trials. We initiated a Phase 3 registration trial of TLK286 in ovarian cancer in the first quarter of 2003 and expect to initiate a Phase 3 registration trial of TLK286 in non-small cell lung cancer towards the latter part of 2003. These trials would test TLK286 against a control arm consisting of currently established standard drug treatments for these cancers. Changes in standards of care during our Phase 3 trials may cause us to, or the FDA may require us to, perform additional clinical testing of TLK286 against a different control arm prior to filing a New Drug Application for marketing approval.

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

Significant delays in clinical testing could materially impact our product development costs. We do not know whether planned clinical trials will begin on time, will need to be revamped or will be completed on schedule, or at all. In addition to the reasons stated above, clinical trials can be delayed for a variety of reasons, including delays in obtaining regulatory approval to commence a study, delays in reaching agreement on acceptable clinical study agreement terms with prospective clinical sites, delays in obtaining institutional review board approval to conduct a study at a prospective clinical site or delays in recruiting subjects to participate in a study.

While we have not yet experienced delays that have materially impacted our clinical trials or product development costs, delays of this sort could occur for the reasons identified above or other reasons. If we have delays in testing or approvals, our product development costs will increase. For example, we may need to make additional payments to third-party investigators and organizations to retain their services or we may need to pay recruitment incentives. If the delays are significant, our financial results and the commercial prospects for our product candidates will be harmed, and our ability to become profitable will be delayed.

We believe that our ability to compete depends, in part, on our ability to use our proprietary TRAP technology to discover, develop and commercialize new pharmaceutical products. We may not be competitive if we are unable to utilize our TRAP technology or if the technology proves ineffective.

TRAP, our proprietary drug discovery technology, is a relatively new drug discovery method that uses a protein panel of approximately 20 proteins selected for their distinct patterns of interacting with small molecules. This panel may lack essential types of interactions that we have not yet identified, which may result in our inability to identify active compounds that have the potential to be developed into commercially-viable drugs.

If we are unable to continue to identify new product candidates using TRAP technology, we may not be able to maintain our product pipeline and develop commercially-viable drugs.

If we are unable to raise adequate funds in the future, we will not be able to continue to fund our operations, research programs, preclinical testing and clinical trials to develop our products.

The process of carrying out the development of our own unpartnered products to later stages of development and developing other research programs to the stage that they may be partnered will require significant additional expenditures, including the expenses associated with preclinical testing, clinical trials and obtaining regulatory approval. As a result, we will require additional financing to fund our operations. We have obtained a credit line to finance some of our equipment and leasehold improvements, if any, under which we may borrow up to approximately $2.5 million. At March 31, 2003, draws under the credit line totaled approximately $1.7 million and approximately $800,000 remains available for future draws. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to our stockholders. We have expended substantial amounts of cash to date and expect capital outlays and operating expenditures to increase over the next several years as we expand our clinical, research and development activities.

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

Our success will depend in a large part on our own and our licensees’ ability to obtain and defend patents for each party’s respective technologies and the compounds and other products, if any, resulting from the application of these technologies. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. As a result, the degree of future protection for our proprietary rights is uncertain and we cannot assure you that:

•	we were the first to make the inventions covered by each of our pending patent applications;

•	we were the first to file patent applications for these inventions;

•	others will not independently develop similar or alternative technologies or duplicate any of our technologies;

•	any of our pending patent applications will result in issued patents;

•	any patents issued to us or our collaborators will provide a basis for commercially-viable products, will provide us with any competitive advantages or will not be challenged by third parties;

•	any of our issued patents will be valid or enforceable; or

•	we will develop additional proprietary technologies that are patentable.

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

We do not currently operate manufacturing facilities for clinical or commercial production of our products under development. We expect to continue to rely on third parties for the manufacture of our products. We currently lack the resources and capability to manufacture any of our products on a clinical or commercial scale. As a result, we will be dependent on corporate partners, licensees or other third parties for the manufacturing of clinical and commercial scale quantities of our products. Our products may be in competition with other products for access to these facilities. For this and other reasons, our collaborators or third parties may not be able to manufacture these products in a cost effective or timely manner. If manufacturing is not performed in a timely manner, the clinical development of our product candidates or their submission for regulatory approval could be delayed, and our ability to deliver products on a timely basis could be impaired or precluded. We are currently dependent upon two sources of supply for clinical quantities of TLK286 and a sole source of supply for clinical quantities of TLK199. If our suppliers fail to perform, our clinical trials or commercialization of TLK286 and TLK199 would be delayed. We may not be able to enter into any necessary third-party manufacturing arrangements on acceptable terms, if at all. Our current dependence upon others for the manufacture of our products may adversely affect our future profit margins and our ability to commercialize products on a timely and competitive basis.

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

The fair value of our investments in marketable securities at March 31, 2003 was $70.8 million, with a weighted-average maturity of 60 days and a weighted-average interest rate of 1.5%. Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio. Our marketable securities portfolio is primarily invested in corporate debt securities with an average maturity of under one year and a minimum investment grade rating of A or A-1 or better to minimize credit risk. Although changes in interest rates may affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments were sold prior to maturity. Through our money managers, we maintain risk management control systems to monitor interest rate risk. The risk management control systems use analytical techniques, including sensitivity analysis. A hypothetical 1% adverse move in interest rates along the entire interest yield curve would cause approximately $708,000 and $1.0 million decline in the fair value of our financial instruments at March 31, 2003 and December 31, 2002.

We have operated primarily in the United States and all funding activities with our collaborators to date have been made in U.S. dollars. Accordingly, we do not have any exposure to foreign currency rate fluctuations.

Item 4.    Controls and Procedures.

Evaluation of disclosure controls and procedures.    Based on their evaluation as of a date within 45 days of the filing date of this report, our principal executive officer and principal financial officer have concluded that Telik’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), required to be disclosed by Telik in the reports that we file under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

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

PART II.    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

10.23	Change of Control Severance Benefit Plan and Form of Related Participation Agreement adopted by the Board of Directors on February 21, 2003.

99.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

(1)	We filed a report on Form 8-K, dated February 14, 2003, announcing fourth quarter and year-end 2002 financial results, key accomplishments during 2002 and early 2003 and the expansion of our management team. In addition, we announced a lower net loss per share for the fiscal year ended December 31, 2001 due to a recalculation of its weighted number of shares outstanding.

(2)	We filed a report on Form 8-K, dated March 27, 2003, announcing the initiation of a randomized, controlled Phase 3 registration trial of TLK286 administered as a single agent in ovarian cancer patients whose disease has progressed following platinum-based chemotherapy and one second-line treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELIK, INC.

/s/ CYNTHIA M. BUTITTA
Cynthia M. Butitta Chief Operating Officer and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date: May 7, 2003

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

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

Date: May 7, 2003

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

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

Date: May 7, 2003

/s/ CYNTHIA M. BUTITTA
Cynthia M. Butitta Chief Operating Officer and Chief Financial Officer