Form 10-Q
period 2003-06-30
TELIK INC
filed 2003-08-05
CIK 1109196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE PERIOD ENDED JUNE 30, 2003

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

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (650) 845-7700

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class: Common Stock $0.01 par value	Outstanding at July 31, 2003: 35,868,338 shares

TELIK, INC.

TELIK, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2003	December 31, 2002
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$19,921	$34,688
Short-term investments	47,211	61,544
Other receivables	243	1,905
Prepaids and other current assets	942	997

Total current assets	68,317	99,134
Property and equipment, net	5,543	1,679
Long-term investments	11,839	4,254
Restricted investments	1,796	3,796
Other assets	65	110

Total assets	$87,560	$108,973

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,994	$6,222
Accrued clinical trials	2,410	899
Accrued compensation	1,168	1,341
Accrued liabilities	842	462
Deferred revenue	25	417
Current portion of capital leases and equipment loan	755	124

Total current liabilities	7,194	9,465
Non-current portion of capital leases and equipment loan	1,675	297
Other liabilities	388	6

Commitments
Stockholders’ equity:
Preferred stock, $0.01 par value: 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, and additional paid-in capital: 100,000,000 shares authorized; shares issued and outstanding: 35,865,051 at June 30, 2003 and 35,567,081 at December 31, 2002	218,833	217,071
Deferred stock compensation, net	(284)	(607)
Accumulated other comprehensive income	52	30
Accumulated deficit	(140,298)	(117,289)

Total stockholders’ equity	78,303	99,205

Total liabilities and stockholders’ equity	$87,560	$108,973

See accompanying Notes to Condensed Financial Statements.

TELIK, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Contract revenue from collaborations:
With related parties	$167	$348	$417	$745
Other	6	—	6	—
Other revenue	—	17	—	42

Total revenues	173	365	423	787
Operating costs and expenses:
Research and development	10,262	8,022	19,980	12,352
General and administrative	2,080	1,627	4,085	3,236

Total operating costs and expenses	12,342	9,649	24,065	15,588
Loss from operations	(12,169)	(9,284)	(23,642)	(14,801)
Interest income	311	207	685	481
Interest expense	(40)	(2)	(52)	(4)

Net loss	$(11,898)	$(9,079)	$(23,009)	$(14,324)

Basic and diluted net loss per common share	$(0.33)	$(0.33)	$(0.64)	$(0.52)

Shares used to calculate basic and diluted net loss per common share	35,840	27,808	35,749	27,772

See accompanying Notes to Condensed Financial Statements.

TELIK, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(23,009)	$(14,324)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	433	260
Amortization of deferred stock compensation	228	268
Stock options granted to non-employees	142	74
Forgiveness of note receivable from related party	—	28
Changes in assets and liabilities:
Other receivables	1,662	—
Prepaid expenses and other current assets	55	24
Other assets	45	—
Accounts payable	(4,228)	(188)
Accrued liabilities	2,087	864
Deferred revenue	(379)	255

Net cash used in operating activities	(22,964)	(12,739)

Cash flows from investing activities:
Purchases of investments	(63,330)	(48,718)
Sales of investments	34,550	—
Maturities of investments	35,550	43,900
Change in restricted investments	2,000	—
Purchases of property and equipment	(3,458)	(683)

Net cash provided by (used in) investing activities	5,312	(5,501)

Cash flows from financing activities:
Proceeds from equipment loan	1,320	—
Principal payments under capital leases and equipment loan	(150)	(3)
Net proceeds from issuance of common stock	1,715	398
Payment of promissory note from employee	—	57

Net cash provided by financing activities	2,885	452

Net decrease in cash and cash equivalents	(14,767)	(17,788)
Cash and cash equivalents at beginning of period	34,688	39,508

Cash and cash equivalents at end of period	$19,921	$21,720

Supplementary information:
Interest paid	$52	$4

Non-cash financing activities:
Equipment acquired under capital leases	$839	$37

See accompanying Notes to Condensed Financial Statements.

TELIK, INC.

Notes to Condensed Financial Statements

(Unaudited)

1. Basis of presentation and summary of significant accounting policies

We have prepared the accompanying financial statements in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. We believe all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003 or any other period. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date. You should read these financial statements and notes in conjunction with our audited financial statements for the year ended December 31, 2002, which are included in our Annual Report on Form 10-K.

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

Stock-based compensation

We issue stock options to our employees and outside directors and provide employees the right to purchase our stock pursuant to stockholder approved stock option and employee stock purchase programs. We account for our stock-based compensation plans under the intrinsic value method of accounting as defined by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. For pro forma disclosures, the estimated fair value of the options is amortized over the vesting period, typically four years, and the estimated fair value of the stock purchases is amortized over the six-month purchase period. The following table illustrates the effect on net loss and loss per share if we had accounted for our stock option and stock purchase plans under the fair value method of accounting under SFAS 123, “Accounting for Stock Based Compensation,” as amended by SFAS 148 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss – as reported	$(11,898)	$(9,079)	$(23,009)	$(14,324)
Add: Stock-based employee compensation included in reported net loss	105	135	228	268
Deduct: Total stock-based employee compensation expense under the fair value based method for all awards	(1,987)	(1,723)	(3,348)	(3,088)

Net loss – pro forma	$(13,780)	$(10,667)	$(26,129)	$(17,144)

Basic and diluted net loss per common share – as reported	$(0.33)	$(0.33)	$(0.64)	$(0.52)

Basic and diluted net loss per common share – pro forma	$(0.38)	$(0.38)	$(0.73)	$(0.62)

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

	Stock Option Plans		Stock Purchase Plan
	Three Months Ended June 30,		Three Months Ended June 30,
	2003	2002	2003	2002
Expected stock price volatility	77.4%	81.5%	79.9%	81.5%
Risk-free interest rate	2.63%	3.54%	1.17%	1.89%
Expected life (in years)	5.0	5.0	0.5	0.5
Expected dividend yield	—	—	—	—

	Stock Option Plans		Stock Purchase Plan
	Six Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Expected stock price volatility	78.5%	81.5%	80.8%	86.9%
Risk-free interest rate	2.87%	3.54%	1.39%	2.54%
Expected life (in years)	5.0	5.0	0.5	0.5
Expected dividend yield	—	—	—	—

Reclassification

Intellectual property related legal fees for the three and six months ended June 30, 2002, presented in prior periods as research and development expenses, are now reflected in general and administrative expenses.

2. Comprehensive income (loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes changes in unrealized gains (losses) on investments.

Comprehensive income (loss) for the three and six months ended June 30, 2003 and 2002 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss	$(11,898)	$(9,079)	$(23,009)	$(14,324)
Changes in unrealized gains(losses) on investments	—	4	22	(29)

Comprehensive loss	$(11,898)	$(9,075)	$(22,987)	$(14,353)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss	$(11,898)	$(9,079)	$(23,009)	$(14,324)
Weighted-average shares of common stock outstanding	35,840	27,847	35,749	27,825
Less: weighted-average common shares subject to repurchase	—	(39)	—	(53)

Weighted-average shares used in computing basic and diluted net loss per common share	35,840	27,808	35,749	27,772

Basic and diluted net loss per common share	$(0.33)	$(0.33)	$(0.64)	$(0.52)

Outstanding options to purchase, in the aggregate 4,959,477 and 4,680,830 shares of common stock at June 30, 2003 and 2002 were excluded from diluted earnings calculations because inclusion of such options would have an anti-dilutive effect on losses in these periods.

4. Cash equivalents, investments and restricted investments

The following is a summary of cash equivalents, investments and restricted investments (in thousands):

	June 30, 2003
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificate of deposit	$1,796	$—	$—	$1,796
Corporate notes	49,136	27	(8)	49,155
Commercial paper	20,805	3	—	20,808
Government agencies	5,107	32	(2)	5,137
Cash and money market funds	3,871	—	—	3,871

Total	$80,715	$62	$(10)	$80,767

Reported as:
Cash and cash equivalents				$19,921
Short-term investments				47,211
Long-term investments				11,839
Restricted investments				1,796

Total				$80,767

	December 31, 2002
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificate of deposits	$1,796	$—	$—	$1,796
Corporate notes	60,058	—	—	60,058
Commercial paper	35,037	2	—	35,039
Government notes	4,429	28	—	4,457
Cash and money market funds	2,932	—	—	2,932

Total	$104,252	$30	$—	$104,282

Reported as:
Cash and cash equivalents				$34,688
Short-term investments				61,544
Long-term investments				4,254
Restricted investments				3,796

Total				$104,282

The net realized gains on sales of available for sale investments were not material for the periods ended June 30, 2003 and 2002. Realized gains and losses were calculated based on the specific identification method. At June 30, 2003 and December 31, 2002, the weighted-average maturities of our available-for-sale securities were 120 days and 60 days, respectively.

5. Property and equipment

Property and equipment consist of the following (in thousands):

	June 30, 2003	December 31, 2002
Laboratory equipment	$5,648	$5,010
Office furniture and equipment	1,418	577
Leasehold improvements	4,139	1,377

	11,205	6,964
Less accumulated depreciation and amortization	(5,662)	(5,285)

Property and equipment, net	$5,543	$1,679

6. Capital leases and equipment loan

In August 2002, we entered into a Master Lease Agreement, as amended, relating to an equipment lease facility and a related Master Security Agreement, as amended, relating to a line of credit secured by equipment and tenant improvements. Collectively, these credit facilities provide for a line of credit of up to approximately $2.5 million. Both credit facilities have a drawdown period of one year. Draws on the Master Lease Agreement have a payment term of 42 months with an early buyout option at 36 months. Draws on the Master Security Agreement have a payment term of 36 months. Draws under both agreements will bear interest at a rate to be fixed at the time of drawdown, calculated as 675 basis points above the current four-year Treasury Constant Maturities rate. In March 2003, we drew down $1.3 million under the Master Security Agreement and in May 2003 we drew down $839,000 under the Master Lease Agreement. At June 30, 2003, draws under both credit facilities totaled approximately $2.5 million, bearing interest rates between 4.3% and 11.5%. Pursuant to the terms of these credit facilities, we are required to maintain a balance of cash and investments of at least $20.5 million. In the event our cash and investments balance falls below $20.5 million, we are obligated to provide the lessor with a continuing irrevocable letter of credit from a financial institution acceptable to the lessor in an amount equal to 100% of the outstanding balance of all indebtedness and loans.

As of June 30, 2003, future payments under capital leases and loan are as follows (in thousands):

	Capital Leases	Loan	Total
Year ending December 31:
2003	$159	$360	$519
2004	301	637	938
2005	318	617	935
2006	246	173	419

Total	$1,024	$1,787	2,811
Less amount representing interest			381

Present value of future payments			2,430

Reported as current portion			755

Non-current portion			$1,675

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Special Note Regarding Statements of Expected Future Performance

This Quarterly Report on Form 10-Q contains statements indicating expectations about future performance and other forward-looking statements that involve risks and uncertainties. We usually use words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “future,” “intend,” “potential,” or “continue” or the negative of these terms or similar expressions to identify forward-looking statements. These statements appear throughout this Quarterly Report on Form 10-Q and are statements regarding our current intent, belief or expectation, primarily with respect to our operations and related industry developments. Examples of these statements include, but are not limited to, statements regarding the following: the implications of positive interim results of our Phase 2 clinical trials, the progress of our research programs, including clinical testing, the extent to which our issued and pending patents may protect our products and technology, our ability to identify new product candidates using TRAP technology (our proprietary Target-Related Affinity Profiling technology), the potential of such product candidates to lead to the development of safer or more effective therapies, our ability to develop the technology derived from our collaborations, our anticipated timing for filing additional INDs (Investigational New Drug applications) with the Food and Drug Administration (FDA) or for the initiation or completion of Phase 1, Phase 2 or Phase 3 testing for any of our product candidates, our future operating expenses, our future losses, our future expenditures for research and development and the sufficiency of our cash resources. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in the section of this Item 2 titled “Additional Factors That May Affect Future Results” and elsewhere in this Quarterly Report on Form 10-Q.

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

Overview

Telik is engaged in the discovery, development and commercialization of small molecule therapeutics. We have incurred net losses since inception and expect to incur substantial and increasing losses for the next several years as we expand our research and development activities and move our product candidates into later stages of development. As of June 30, 2003, we had an accumulated deficit of $140.3 million.

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

During the second quarter of 2003 we announced the following:

•	Positive interim results from a second Phase 2 clinical trial of TELCYTA™ (TLK286) administered as a single agent in women with platinum refractory or resistant ovarian cancer that confirmed the results of a previous Phase 2 clinical trial in this patient population. The data was presented at the annual meeting of the American Society of Clinical Oncology in Chicago.

•	Positive interim results from a second Phase 2 clinical trial that confirmed the clinical activity of TELCYTA™ (TLK286) administered as a single agent in the treatment of patients with non-small cell lung cancer who have failed platinum-containing regimens. The data was presented at the annual meeting of the American Society of Clinical Oncology in Chicago.

•	Positive interim results from the first Phase 2 study of TELCYTA™ (TLK286) in the treatment of women with advanced metastatic breast cancer. The data was presented at the annual meeting of the American Society of Clinical Oncology in Chicago.

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

Deferred stock compensation

In connection with the grant of stock options to employees, we recorded deferred stock compensation totaling $2.6 million and $0.3 million in the years ended December 31, 2000 and 1999. Deferred stock compensation for options granted to employees has been determined as the difference between the deemed fair value of our common stock for financial reporting purposes on the date such options were granted and the applicable exercise prices. Such amount is included as a reduction of stockholders’ equity and is being amortized using straight-line vesting. We recorded amortization of deferred stock compensation of $105,000 and $228,000 for the three and six months ended June 30, 2003 and $135,000 and $268,000 for the three and six months ended June 30, 2002. At June 30, 2003, we had a total of $284,000 to be amortized over the remaining vesting periods of the stock options.

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

Results of operations

Three Months Ended June 30, 2003 and 2002

Revenues

Revenues for the three months ended June 30, 2003 and 2002 were $173,000 and $365,000. Revenues in 2003 resulted primarily from our collaborative agreements with Sanwa and Roche, while revenues in 2002 also included funded research related to grants received from the National Institutes of Health. The decrease in revenues of 53% or $192,000 was due to the completion of our remaining collaboration with Sanwa in May and no further research grants from the National Institutes of Health in 2003.

We expect near-term future revenues to fluctuate primarily depending upon the extent to which we enter into new collaborative research agreements and the amounts of payments relating to such agreements.

Research and development expenses

Research and development expenses for the three months ended June 30, 2003 and 2002 were $10.3 million and $8.0 million, representing an increase of 28% or $2.3 million. Research and development expenses of $8.0 million for the period ended June 30, 2002 reflected the reclassification of intellectual property related legal fees of $259,000 to general and administrative expenses to conform with our presentation in 2003. We previously reported research and development expenses of $8.3 million in 2002. Our research and development activities consist primarily of drug development, clinical supply manufacturing, clinical activities, discovery research, screening and identification of drug candidates, and preclinical studies. We group these activities into two major categories: “research and preclinical” and “clinical development.” Research and preclinical costs primarily represent our new drug discovery efforts and preclinical work for our selected clinical candidates. Costs associated with clinical development represent the advancement of our existing product candidates through clinical trials. Because of the ability to utilize resources across several projects, the majority of our research and development costs are not tied to any individual project and are allocated among multiple projects. Accordingly, we do not maintain actual costs incurred information for our projects on a project-by-project basis.

We estimate the costs associated with research and preclinical and clinical development activities approximate the following (in thousands):

	Three Months Ended June 30,
	2003	2002
Research and preclinical	$4,273	$2,439
Clinical development	5,989	5,583

Total research and development	$10,262	$8,022

The increase in research and development expenses for the three months ended June 30, 2003 compared to the same period in 2002 was principally due to increased costs for the following:

•	TELCYTA™ (TLK286)

- start-up costs associated with the initiation of our Phase 3 registration trial in ovarian cancer

- costs associated with Phase 2 clinical trials in breast, ovarian and lung cancer

•	TLK199

- costs associated with the Phase 1-2a clinical trial in MDS

•	Other expenses

- higher facility and information technology related allocations as a result of our new Palo Alto facility

- costs associated with headcount growth to support clinical activities

We expect research and development expenditures to increase in the future as a result of increased manufacturing and clinical development costs primarily relating to our TELCYTA™ (TLK286) and TLK199 product development. The timing and the amount of these expenditures will depend upon the outcome of our ongoing clinical trials, the costs associated with the Phase 3 clinical trials of TELCYTA™ (TLK286), including related expansion of our clinical development organization, regulatory requirements, advancement of our preclinical programs and product manufacturing costs.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2003 and 2002 were $2.1 million and $1.6 million, representing an increase of 28% or $453,000. General and administrative expense of $1.6 million for the period ended June 30, 2002 included the reclassification of intellectual property related legal fees of $259,000 from research and development expense to conform with our presentation in 2003. We previously reported general and administrative expenses of $1.4 million in 2002. The increase in 2003 was due primarily to increased costs for the following:

•	costs associated with headcount growth
•	rent and related costs associated with our new Palo Alto facility
•	increased expenses necessary to manage the growth of our operations

We expect future general and administrative expenses to increase in support of expanded business activities.

Interest income and expense

Interest income of $311,000 and $207,000 for the three months ended June 30, 2003 and 2002 resulted primarily from earnings on investments. The increase in net interest income was due to higher principal balance of our investments as a result of proceeds obtained from our follow-on offering in October 2002, offset in part by lower average interest rates in 2003. Interest expense was $40,000 and $2,000 for the three months ended June 30, 2003 and 2002. The increase in interest expense was due to our utilization of the capital lease and equipment loan facilities.

Six Months Ended June 30, 2003 and 2002

Revenues

Revenues for the six months ended June 30, 2003 and 2002 were $423,000 and $787,000. Revenues in 2003 resulted primarily from our collaborative agreements with Sanwa and Roche, while revenues in 2002 also included funded research related to grants received from the National Institutes of Health. The decrease in revenues of 46% or $364,000 was due to the completion of our remaining collaboration with Sanwa in May and no further research grants from the National Institutes of Health in 2003.

Research and development expenses

Research and development expenses for the six months ended June 30, 2003 and 2002 were $20.0 million and $12.4 million, representing an increase of 62% or $7.6 million. Research and development expenses of $12.4 million for the period ended June 30, 2002 reflected the reclassification of intellectual property related legal fees of $693,000 to general and administrative expenses to conform with our presentation in 2003. We previously reported research and development expenses of $13.0 million in 2002. Our research and development activities consist primarily of drug development, clinical supply manufacturing, clinical activities, discovery research, screening and identification of drug candidates, and preclinical studies. We group these activities into two major categories: “research and preclinical” and “clinical development.”

We estimate the costs associated with research and preclinical and clinical development activities approximate the following (in thousands):

	Six Months Ended June 30,
	2003	2002
Research and preclinical	$7,974	$4,660
Clinical development	12,006	7,692

Total research and development	$19,980	$12,352

The increase in research and development expenses for the six months ended June 30, 2003 compared to the same period in 2002 was principally due to increased costs for the following:

•	TELCYTA™ (TLK286)

- start-up costs associated with the initiation of our Phase 3 registration trial in ovarian cancer

- costs associated with Phase 2 clinical trials in breast, ovarian and lung cancer

- clinical drug supply manufacturing costs of approximately $6.1 million in 2003 compared to $4.9 million in 2002

•	TLK199

- costs associated with the Phase 1-2a clinical trial in MDS

•	Costs associated with toxicology studies related to TELCYTA™ (TLK286), TLK19781 and TLK199

•	Other expenses

- higher facility and information technology related allocations as a result of our new Palo Alto facility

- costs associated with headcount growth to support clinical activities

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2003 and 2002 were $4.1 million and $3.2 million, representing an increase of 26% or $849,000. General and administrative expense of $3.2 million for the period ended June 30, 2002 included the reclassification of intellectual property related legal fees of $693,000 from research and development expense to conform with our presentation in 2003. We previously reported general and administrative expenses of $2.5 million. The increase in 2003 was due primarily to increased costs for the following:

•	costs associated with headcount growth

•	rent and related facility costs associated with our new Palo Alto facility effective January 10, 2003

•	increased expenses necessary to manage growth of our operations

Interest income and expense

Interest income of $685,000 and $481,000 for the six months ended June 30, 2003 and 2002 resulted primarily from earnings on investments. The increase in net interest income was due to higher principal balance of our investments as a result of proceeds obtained from our follow-on offering in October 2002, offset in part by lower average interest rates in 2003. Interest expense was $52,000 and $4,000 for the six months ended June 30, 2003 and 2002. The increase in interest expense was due to our utilization of the capital lease and equipment loan facilities.

Liquidity and capital resources

Sources and Uses of Cash. Since inception we have funded our research and development operations through sales of equity, collaborative arrangements with corporate partners, interest earned on investments and equipment lease financings. At June 30, 2003, we had available cash, cash equivalents, investments and restricted investments of $80.8 million. Our cash and investment balances are held in a variety of interest-bearing instruments including obligations of U.S. government agencies, high-grade corporate and municipal bonds, commercial paper and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk.

Cash Flows from Operating Activities. Cash used in operations for the six months ended June 30, 2003 was $23.0 million compared with $12.8 million for the same period in 2002. Net loss of $23.0 million in 2003 was affected by non-cash charges of $433,000 for depreciation and amortization, $228,000 for the amortization of deferred stock compensation and $142,000 related to non-cash stock based compensation. Cash outflows in the first six months of 2003 were primarily for operating activities. Cash usage was offset by changes in other receivables and an increase in accrued liabilities related to a higher level of research and development activities. Operating cash outflows for the same period in 2002 resulted primarily from our operating loss offset by increases in accrued liabilities, deferred revenue and the effect of non-cash charges for stock compensation expense and depreciation.

Cash Flows from Investing Activities. Cash provided from investing activities for the six months ended June 30, 2003 was $5.3 million compared with $5.5 million cash used for the same period in 2002. Investing activities for the first six months in 2003 were primarily related to the purchases, sales and maturities of investments. We reduced restricted investments by $2.0 million for the portion of tenant improvements completed on the Palo Alto facility that no longer requires a security deposit. Purchases of property and equipment of $3.5 million were primarily due to leasehold improvements of $3.0 million on our new Palo Alto facility and laboratory equipment expenditures. Cash used in the same period in 2002 was related to purchases and maturities of investments offset in part by laboratory equipment purchases.

Cash Flows from Financing Activities. Cash provided by financing activities for the six months ended June 30, 2003 was approximately $2.9 million compared with $452,000 for the same period in 2002. Financing activities in the first six months of 2003 represent approximately $1.3 million in proceeds obtained through an equipment loan and $1.7 million from our stock option exercises and employee stock purchase plan, offset in part by $150,000 in payments under capital leases and equipment loan. Financing activities for the same period in 2002 resulted primarily from approximately $398,000 from our stock option exercises and employee stock purchase plan and $57,000 from payments on a promissory note from an employee.

Working Capital. Working capital decreased to $61.1 million at June 30, 2003 from $89.7 million at December 31, 2002. The decrease in working capital was due to our use of cash in operations primarily due to the expansion of our TELCYTA™ (TLK286) development program and costs associated with headcount growth.

In May 2003, we drew down $839,000 for equipment purchases from our existing credit facilities at an interest rate of 4.3% payable over 42 months. At June 30, 2003, draws under our credit facilities totaled approximately $2.5 million and no additional borrowings are available.

We believe our existing cash resources will be sufficient to satisfy our anticipated cash requirements through 2004. We expect the increase in clinical development expenses as a result of Phase 3 clinical trials to consume a large portion of our existing cash resources. Changes in our research and development plans or other changes affecting our operating expenses may affect actual future consumption of existing cash resources as well. In any event, we will need to raise substantial additional capital to fund our operations in the future. We expect to finance our future cash needs through the sale of equity securities, strategic collaborations and possibly debt financing or through other sources that may be dilutive to existing stockholders. In addition, in the event that additional funds are obtained through arrangements with collaborative partners or other sources, such arrangements may require us to relinquish rights to some of our technologies, product candidates or products under development that we would otherwise seek to develop or commercialize ourselves. Our future capital uses and requirements depend on numerous factors, including the following:

•	the progress and success of preclinical studies and clinical trials of our product candidates;

•	the progress and number of research programs in development;

•	the costs associated with conducting Phase 3 clinical trials;

•	the costs and timing of obtaining regulatory approvals;

•	our ability to establish, and the scope of, any new collaborations;

•	our ability to meet the milestones identified in our collaborative agreements that trigger payments;

•	the costs and timing of obtaining, enforcing and defending our patent and intellectual property rights;

•	competing technological and market developments; and

•	the timing and scope of commercialization expenses for our product candidates as they approach regulatory approval.

Our future contractual obligations at June 30, 2003 are as follows (in thousands):

	Total	2003	2004-2005	2006-2007	After 2007
Capital lease obligations	$1,024	$159	$619	$246	$—
Equipment loan	1,787	360	1,254	173	—
Operating leases	40,460	1,586	8,610	6,687	23,577

Total contractual cash obligations	$43,271	$2,105	$10,483	$7,106	$23,577

ADDITONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

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

Due to the significant research and development expenditures required to develop our TRAP technology and identify new product candidates, and the lack of any products to generate revenue, we have not been profitable and have generated operating losses since we were incorporated in 1988. As of June 30, 2003, we had an accumulated deficit of $140.3 million. Net losses were $34.8 million in 2002, $18.6 million in 2001 and $12.6 million in 2000. We expect to incur losses for at least the next several years and expect that these losses will actually increase as we expand our research and development activities and incur significant clinical testing costs. We do not anticipate that we will generate product revenue for several years. Our losses, among other things, may cause our stockholders’ equity and working capital to decrease in the future. To date, we have derived substantially all of our revenues, which have not been significant, from project initiation fees and research reimbursement paid pursuant to existing collaborative agreements with third parties and achievement of milestones under current collaborations. We expect that this trend will continue until we develop, and obtain regulatory approval and market acceptance of, our product candidates. We may never generate product revenue sufficient to become profitable.

All of our product candidates are in research and development. If clinical trials of TELCYTA™ (TLK286), TLK199 and TLK19781 are delayed or unsuccessful or if we are unable to complete the preclinical development of our diabetes or other preclinical product candidates, our business may be adversely affected.

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

We are currently in a Phase 1-2a clinical trial of TLK199 in myelodysplastic syndrome (MDS), a form of pre-leukemia to evaluate safety, pharmacokinetics, pharmacodynamics and efficacy. In July 2002, we selected TLK19781, one of a family of orally active small molecule insulin receptor activators that we are developing for potential treatment of diabetes, for advancement into IND-stage development. We are currently conducting pre-clinical studies for clinical testing on TLK19781. Our success depends, in part, on our ability to complete clinical development of TLK199 and preclinical development of TLK19781 or other preclinical product candidates, and take them through early clinical trials.

TELCYTA™ (TLK286) has to date been evaluated in Phase 1 and Phase 2 clinical trials. We initiated a Phase 3 registration trial of TELCYTA™ (TLK286) in ovarian cancer in the first quarter of 2003 and expect to initiate a Phase 3 registration trial of TELCYTA™ (TLK286) in non-small cell lung cancer in the second half of 2003. These trials would test TELCYTA™ (TLK286) against a control arm consisting of currently established standard drug treatments for these cancers. Changes in standards of care during our Phase 3 trials may cause us to, or the FDA may require us to, perform additional clinical testing of TELCYTA™ (TLK286) against a different control arm prior to filing a New Drug Application for marketing approval.

Any clinical trial may fail to produce results satisfactory to the FDA. Preclinical and clinical data can be interpreted in different ways, which could delay, limit or prevent regulatory approval. Negative or inconclusive results or adverse medical events during a clinical trial could cause a clinical trial to be repeated or a program to be terminated. We typically rely on third-party clinical investigators to conduct our clinical trials and, as a result, we may face additional delays outside our control. We have engaged a contract research organization, or CRO, to facilitate the administration of our Phase 3 trials of TELCYTA™ (TLK286). Dependence on a CRO will subject us to a number of risks. Delays in identifying and engaging a CRO may result in delays in the initiation of our Phase 3 trials. We may not be able to control the amount and timing of resources the CRO may devote to our trials. Should the CRO fail to administer our Phase 3 trials properly, regulatory approval, development and commercialization of TELCYTA™ (TLK286) will be delayed.

We do not know whether planned clinical trials will begin on time or whether any of our ongoing clinical trials will be completed on schedule, or at all. We do not know whether any clinical trials will result in marketable products. Typically, there is a high rate of attrition for product candidates in preclinical and clinical trials. We do not anticipate that any of our product candidates will reach the market for at least several years.

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

If we are unable to raise adequate funds in the future, we will not be able to continue to fund our operations, research programs, preclinical testing and clinical trials to develop our product candidates.

The process of carrying out the development of our own unpartnered product candidates to later stages of development and developing other research programs to the stage that they may be partnered will require significant additional expenditures, including the expenses associated with preclinical testing, clinical trials and obtaining regulatory approval. We believe that our existing cash and investment securities will be sufficient to support our current operating plan through 2004. We will require additional financing to fund our operations. We have obtained a credit line to finance some of our equipment and leasehold improvements, if any, under which we may borrow up to approximately $2.5 million. At June 30, 2003, draws under the credit line totaled approximately $2.5 million and no additional borrowings are available. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to our stockholders. As of June 30, 2003, our accumulated deficit was $140.3 million and we expect capital outlays and operating expenditures to increase over the next several years as we expand our clinical, research and development activities. The extent of any actual increase in operating or capital spending will depend on the clinical success of our product candidates.

Raising additional capital by issuing securities or through collaboration and licensing arrangements may cause dilution to existing stockholders or require us to relinquish rights to our technologies or product candidates.

We may seek to raise any necessary additional funds through equity or debt financings, collaborative arrangements with corporate partners or other sources. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience dilution. To the extent that we raise additional capital through licensing arrangements or arrangements with collaborative partners, it may be necessary to relinquish rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize ourselves on terms that are not favorable to us.

If our competitors develop and market products that are more effective than our product candidates or any products that we may develop, or obtain marketing approval before we do, our commercial opportunity will be reduced or eliminated.

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

Many of our competitors, particularly large pharmaceutical companies, have substantially greater financial, technical and human resources than we do. These organizations also compete with us to attract qualified personnel and parties for acquisitions, joint ventures, licensing arrangements or other collaborations. In addition, academic institutions, government agencies and other public and private organizations conducting research may seek patent protection with respect to potentially competing products or technologies and may establish exclusive collaborative or licensing relationships with our competitors.

Our competitors may succeed in developing technologies and drugs that are more effective, better tolerated or less costly than any which are being developed by us or which would render our technology and potential drugs obsolete and noncompetitive. In addition, our competitors may succeed in obtaining FDA or other regulatory approvals for product candidates more rapidly than we, or our collaborators. Any drugs resulting from our research and development efforts, or from our joint efforts with our existing or future collaborative partners, may not be able to compete successfully with our competitors’ existing products or products under development or may not obtain regulatory approval in the United States or elsewhere.

If we do not obtain regulatory approval to market products in the United States and foreign countries, we or our collaborators will not be permitted to commercialize our product candidates.

Even if we are able to achieve success in our preclinical testing, we, or our collaborators, must provide the FDA and foreign regulatory authorities with clinical data that demonstrate the safety and efficacy of our product candidates in humans before they can be approved for commercial sale. Failure to obtain regulatory approval will prevent commercialization of our product candidates.

The pharmaceutical industry is subject to stringent regulation by a wide range of authorities. We cannot predict whether regulatory clearance will be obtained for any product candidate that we are developing or hope to develop. A pharmaceutical product cannot be marketed in the United States until it has completed rigorous preclinical testing and clinical trials and an extensive regulatory clearance process implemented by the FDA. Satisfaction of regulatory requirements typically takes many years, is dependent upon the type, complexity and novelty of the product and requires the expenditure of substantial resources. Of particular significance are the requirements covering research and development, testing, manufacturing, quality control, labeling and promotion of drugs for human use.

Before commencing clinical trials in humans, we, or our collaborators, must submit and receive approval from the FDA of an IND application. We must comply with FDA “Good Laboratory Practices” regulations in our preclinical studies. Clinical trials are subject to oversight by institutional review boards and the FDA and:

•	must be conducted in conformance with the FDA regulations;

•	must meet requirements for institutional review board approval;

•	must meet requirements for informed consent;

•	must meet requirements for Good Clinical Practices;

•	may require large numbers of participants; and

•	may be suspended by us, our collaborators or the FDA at any time if it is believed that the subjects participating in these trials are being exposed to unacceptable health risks or if the FDA finds deficiencies in the IND application or the conduct of these trials.

Before receiving FDA clearance to market a product, we or our collaborators must demonstrate that the product candidate is safe and effective in the patient population that will be treated. Negative or inconclusive results or adverse medical events during a clinical trial could cause a clinical trial to be repeated, a program to be terminated and could delay approval. We typically rely on third party clinical investigators to conduct our clinical trials and other third party organizations to perform data collection and analysis and, as a result, we may face additional delaying factors outside our control. In addition, delays or rejections may be encountered based upon additional government regulation from future legislation or administrative action or changes in FDA policy or interpretation during the period of product development, clinical trials and FDA regulatory review. Failure to comply with applicable FDA or other applicable regulatory requirements may result in criminal prosecution, civil penalties, recall or seizure of products, total or partial suspension of production or injunction, as well as other regulatory action. We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approval.

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

Our success depends on the continued contributions of our principal management and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, scientists and companies in the face of intense competition for such personnel. As we progress to advanced clinical trials, including Phase 2 and Phase 3, we will also need to expand our clinical development personnel. In addition, our research programs depend on our ability to attract and retain highly skilled chemists and other scientists. We do not have employment contracts with our key employees. If we lose the services of Dr. Michael Wick or any of our other key personnel, our research and development efforts could be seriously and adversely affected. We do not carry key person insurance that covers Dr. Wick or any of our other key employees. There is currently a shortage of skilled executives and employees with technical expertise in the biotechnology industry, and this shortage is likely to continue. As a result, competition among numerous companies, academic and other research institutions for skilled personnel and experienced scientists is intense and turnover rates are high. In recent years, the cost of living in the San Francisco Bay Area has increased significantly, which we expect will adversely affect our ability to compete for qualified personnel and will increase costs. Because of this competitive environment, we have encountered and may continue to encounter increasing difficulty in attracting qualified personnel as our operations expand and the demand for these professionals increases, and this difficulty could significantly impede the achievement of our research and development objectives.

If physicians and patients do not accept products that we may develop, our ability to generate product revenue in the future will be adversely affected.

Products that we may develop may not gain market acceptance among physicians, healthcare payors, patients and the medical community. Market acceptance of and demand for any products that we may develop will depend on many factors, including the following:

•	our ability to provide acceptable evidence of safety and efficacy;

•	the convenience and ease of administration;

•	the cost effectiveness;

•	the effectiveness of our marketing strategy and the pricing of any products that we may develop;

•	our ability to obtain third-party coverage or reimbursement; and

•	the prevalence and severity of adverse side effects.

Physicians may elect not to recommend products that we may develop even if we meet the above criteria. If any product that we may develop fails to achieve market acceptance, we may not be able to successfully market and sell the product, which would limit our ability to generate revenue and adversely affect our operations.

If we or our licensees cannot obtain and defend our respective intellectual property rights, or if our product candidates, technologies or any products that we may develop are found to infringe patents of third parties, we could become involved in lengthy and costly legal proceedings that could adversely affect our business.

Our success will depend in a large part on our own and our licensees’ ability to obtain and defend patents for each party’s respective technologies and the compounds and other products, if any, resulting from the application of these technologies. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. As a result, the degree of future protection for our proprietary rights is uncertain. For example:

•	we might not have been the first to make the inventions covered by each of our pending patent applications;

•	we might not have been the first to file patent applications for these inventions;

•	others may independently develop similar or alternative technologies or duplicate any of our technologies;

•	it is possible that none of our pending patent applications will result in issued patents;

•	any patents issued to us or our collaborators may not provide a basis for commercially-viable products, may not provide us with any competitive advantages or may be challenged by third parties;

•	any of our issued patents may not be valid or enforceable; or

•	we may not develop additional proprietary technologies that are patentable.

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

Third-party claims of intellectual property infringement would require us to spend significant time and money and could prevent us from developing or commercializing our product candidates.

Our success will also depend, in part, on our ability to operate without infringing the intellectual property rights of others. If our product candidates, technologies or any products that we may develop are found to infringe patents issued to third parties, the manufacture, use and sale of any products that we may develop could be enjoined, and we could be required to pay substantial damages. In addition, we may be required to obtain licenses to patents or other proprietary rights of third parties. No assurance can be given that any licenses required under any such patents or proprietary rights would be made available on terms acceptable to us, if at all. Failure to obtain such licenses could negatively affect our ability to develop, commercialize and sell any products that we may develop.

Others may have filed and in the future may file patent applications covering small molecules or therapeutic products that are similar to our product candidates. Patent application filed by someone else may have priority over patent applications filed by us. Any legal action against us or our collaborators claiming damages and seeking to enjoin commercial activities relating to the affected products and processes could, in addition to subjecting us to potential liability for damages, require us or our collaborators to obtain a license to continue to manufacture or market the affected products and processes. We cannot predict whether we, or our collaborators, would prevail in any of these actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. We believe that there may be significant litigation in the industry regarding patent and other intellectual property rights. If we become involved in litigation, it could consume a substantial portion of our managerial and financial resources and we may not be successful in any such litigation.

In addition, we could incur substantial costs and use of our key employees’ time and efforts in litigation if we are required to defend against patent suits brought by third parties or if we initiate these suits, and we cannot predict whether we would be able to prevail in any such suit.

Furthermore, some of our patents and intellectual property rights are owned jointly by us and our collaborators. These joint owners may use these patents and other intellectual property in ways that may negatively affect our business. We will not be able to prevent such use.

Many of our collaborators and scientific advisors have publication and other rights to certain information and data gained from their collaboration and research with us. Any publication or other use could limit our ability to secure intellectual property rights or impair any competitive advantage that we may possess or realize by maintaining the confidentiality of the information or data.

We will be dependent upon collaborative arrangements to complete the development and commercialization of some of our product candidates. These collaborative arrangements may place the development of our product candidates outside of our control, may require us to relinquish important rights or may otherwise not be on terms favorable to us.

We expect to enter into collaborative arrangements with third parties for clinical trials, development, manufacturing, regulatory approvals or commercialization of some of our product candidates, particularly outside North America, or in disease areas requiring larger and longer clinical trials, such as diabetes. Dependence on collaborative arrangements will subject us to a number of risks. We may not be able to control the amount and timing of resources our collaborative partners may devote to the product candidates. Our collaborative partners may experience financial difficulties. Should a collaborative partner fail to develop or commercialize a compound or product candidate to which it has rights from us, we may not receive any future milestone payments and will not receive any royalties for this compound or product candidate. Business combinations or significant changes in a collaborative partner’s business strategy may also adversely affect a partner’s willingness or ability to complete its obligations under the arrangement. If we fail to enter into additional collaborative agreements on favorable terms, our business, financial condition and results of operations could be materially adversely affected.

Under our existing collaboration agreements, we are entitled to payments upon future product sales or the achievement of milestones. For example, under our collaboration agreement(s) with Sanwa, we may be entitled to payments of up to $10.0 million. However, there can be no assurance that any product will be successfully developed and commercialized under these collaborations or that we will receive any of these payments.

Some of our collaborations are for early-stage programs and allow partners significant discretion in electing whether to pursue any of the planned activities. We do not anticipate significant revenues to result from these relationships until the collaborator has advanced product candidates into clinical trials, which will not occur for several years, if at all. Such arrangements are subject to numerous risks, including the right of the collaboration partner to control the timing of the research and development efforts, the advancement of lead product candidates to clinical trials and the commercialization of product candidates. In addition, a collaborative partner could independently move forward with a competing lead candidate developed either independently or in collaboration with others, including our competitors.

If we are unable to contract with third parties to manufacture our product candidates or any products that we may develop in sufficient quantities and at an acceptable cost, clinical development of product candidates could be delayed and we may be unable to meet demand for any products that we may develop and lose potential revenue.

We do not currently operate manufacturing facilities for clinical or commercial production of our product candidates. We expect to continue to rely on third parties for the manufacture of our product candidates and any products that we may develop. We currently lack the resources and capability to manufacture any of our product candidates on a clinical scale or any products that we may develop on a commercial scale. As a result, we will be dependent on corporate partners, licensees or other third parties for the manufacturing of clinical and commercial scale quantities of our product candidates and any products that we may develop. Our product candidates and any products that we may develop may be in competition with other product candidates and products for access to these facilities. For this and other reasons, our collaborators or third parties may not be able to manufacture these product candidates and products in a cost effective or timely manner. If manufacturing is not performed in a timely manner, the clinical development of our product candidates or their submission for regulatory approval could be delayed, and our ability to deliver any products that we may develop on a timely basis could be impaired or precluded. We are currently dependent on a single source of supply for clinical quantities of TELCYTA™ (TLK286) and a single source of supply for clinical quantities of TLK199. If our suppliers fail to perform, our clinical trials or commercialization of TELCYTA™ (TLK286) and TLK199 would be delayed. We may not be able to enter into any necessary third-party manufacturing arrangements on acceptable terms, if at all. Our current dependence upon others for the manufacture of our product candidates and our anticipated dependence upon others for the manufacture of any products that we may develop may adversely affect our future profit margins and our ability to commercialize any products that we may develop on a timely and competitive basis.

If we are unable to create sales, marketing and distribution capabilities or enter into agreements with third parties to perform these functions, we will not be able to commercialize any products that we may develop.

We currently have no sales, marketing or distribution capabilities. In order to commercialize any products that we may develop, we must internally develop sales, marketing and distribution capabilities, or establish collaborations or other arrangements with third parties to perform these services. We intend to market some products that we may develop directly in North America and rely on relationships with one or more pharmaceutical companies with established distribution systems and direct sales forces to market other products that we may develop and address other markets. We may not be able to establish in-house sales and distribution capabilities or relationships with third parties. To the extent that we enter into co-promotion or other licensing arrangements, any product revenues are likely to be lower than if we directly marketed and sold any products that we may develop, and any revenues we receive will depend upon the efforts of third parties, whose efforts may not be successful.

Budget constraints may force us to delay our efforts to develop certain product candidates in favor of developing others, which may prevent us from commercializing all product candidates as quickly as possible.

Because we are an emerging company with limited resources, and because research and development is an expensive process, we must regularly assess the most efficient allocation of our research and development budget. As a result, we may have to prioritize development candidates and may not be able to fully realize the value of some of our product candidates in a timely manner, as they will be delayed in reaching the market.

If product liability lawsuits are successfully brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates and any products that we may develop.

The testing and marketing of medical products entail an inherent risk of product liability. Although we are not aware of any historical or anticipated product liability claims, if we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates and any products that we may develop. We currently carry product liability insurance that covers our clinical trials up to a $10 million annual aggregate limit. We will need to increase the amount of coverage if and when we have a product that is commercially available. If we are unable to obtain sufficient product liability insurance at an acceptable cost, potential product liability claims could prevent or inhibit the commercialization of any products that we may develop, alone or with corporate collaborators.

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

We have implemented anti-takeover provisions which could discourage or prevent a takeover, even if an acquisition would be beneficial to our stockholders and may prevent attempts by our stockholders to replace or remove our current management.

Provisions of our amended and restated certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board of Directors. Because our Board of Directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team. These provisions include:

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

We adopted a stockholder rights plan that may discourage, delay or prevent a merger or acquisition that is beneficial to our stockholders.

In November 2001, our Board of Directors adopted a stockholder rights plan that may have the effect of discouraging, delaying or preventing a merger or acquisition that is beneficial to our stockholders by diluting the ability of a potential acquiror to acquire us. Pursuant to the terms of our plan, when a person or group, except under certain circumstances, acquires 20% or more of our outstanding common stock or ten business days after commencement or announcement of a tender or exchange offer for 20% or more of our outstanding common stock, the rights (except those rights held by the person or group who has acquired or announced an offer to acquire 20% or more of our outstanding common stock) would generally become exercisable for shares of our common stock at a discount. Because the potential acquiror’s rights would not become exercisable for our shares of common stock at a discount, the potential acquiror would suffer substantial dilution and may lose its ability to acquire us. In addition, the existence of the plan itself may deter a potential acquiror from acquiring us. As a result, either by operation of the plan or by its potential deterrent effect, mergers and acquisitions of us that our stockholders may consider in their best interests may not occur.

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

Our stock prices and the market prices for securities of biotechnology companies in general have been highly volatile, with recent significant price and volume fluctuations, and may continue to be highly volatile in the future. During 2002, our common stock traded between $15.83 and $9.25. During the six months ended June 30, 2003, our common stock traded between $17.87 and $10.85.You may not be able to sell your shares quickly or at the market price if trading in our stock is not active or the volume is low. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock, some of which are beyond our control:

•	developments regarding, or the results of, our clinical trials, including TELCYTA™ (TLK286) clinical trials;

•	announcements of technological innovations or new commercial products by our competitors or us;

•	developments concerning proprietary rights, including patents;

•	developments concerning our collaborations;

•	publicity regarding actual or potential medical results relating to products under development by our competitors or us;

•	regulatory developments in the United States and foreign countries;

•	litigation;

•	economic and other external factors or other disaster or crisis; or

•	period-to-period fluctuations in our financial results.

If materials distributed at an investor conference were determined by a court to have been distributed in connection with an offering of our common stock completed in October 2002 and in violation of securities laws, purchasers in that offering would have the right to seek refunds or damages.

In September 2002, certain materials about us were distributed in connection with an investor conference sponsored by a broker dealer. This broker dealer regularly publishes reports, opinions and recommendations regarding our common stock and was proposed to be an underwriter in an offering of our common stock completed in October 2002. The materials distributed included a one-page fact sheet containing publicly available information about us and a compilation of interviews relating to conference participants, including an interview of a financial analyst employed by the broker dealer. In this interview, the analyst focused on three companies, including us, summarized TELCYTA™ (TLK286) and made some forward-looking statements about us. An abbreviated version of this interview was issued as a press release. We have been advised that the materials were prepared in connection with the conference and not in anticipation of or in connection with the offering. This broker dealer did not participate in the offering as an underwriter or selling group member.

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

The fair value of our investments in marketable securities at June 30, 2003 was $75.1 million, with a weighted-average maturity of 101 days and a weighted-average interest rate of 1.34%. Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio to assist us in funding our research and development activities. Our marketable securities portfolio is primarily invested in corporate debt securities with an average maturity of under one year and a minimum investment grade rating of A or A-1 or better to minimize credit risk. Although changes in interest rates may affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments were sold prior to maturity. Through our money managers, we maintain risk management control systems to monitor interest rate risk. The risk management control systems use analytical techniques, including sensitivity analysis.

We have operated primarily in the United States and all funding activities with our collaborators to date have been made in U.S. dollars. Accordingly, we do not have any exposure to foreign currency rate fluctuations.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures. Based on their evaluation as of June 30, 2003, our principal executive officer and principal financial officer have concluded that Telik’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended were sufficiently effective to ensure that information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules on Form 10-Q.

Changes in internal controls. There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the effectiveness of controls. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART II. OTHER INFORMATION

ITEM 4. Submission of Matters To a Vote of Security Holders

We held our Annual Meeting of Stockholders on May 14, 2003. The results of the voting were as follows:

1.	To approve the election of one director, Stefan Ryser, Ph.D., to hold office until 2006 Annual Meeting of Stockholders.

FOR: 30,178,485                             WITHHOLD: 1,058,261

To approve the election of one director, Robert W. Frick, to hold office until 2006 Annual Meeting of Stockholders.

FOR: 31,094,544                             WITHHOLD: 142,202

2.	To ratify the selection of Ernst & Young LLP as independent auditors of Telik for its fiscal year ending December 2003.

FOR: 30,919,381                             AGAINST: 309,109                             ABSTAIN: 8,256

BROKER NON-VOTES: —

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(b)	Reports on Form 8-K

(1)	We filed a report on Form 8-K, dated April 10, 2003, announcing positive interim results from the ongoing Phase 1-2a clinical trials of our TLK199 product candidate in patients with myelodysplastic syndrome, a form of pre-leukemia.

(2)	We filed a report on Form 8-K, dated April 24, 2003, announcing first quarter 2003 financial results and key accomplishments during the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELIK, INC.

/s/ CYNTHIA M. BUTITTA
Cynthia M. Butitta
Chief Operating Officer and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: August 5, 2003