Form 10-Q
period 2003-09-30
TELIK INC
filed 2003-11-12
CIK 1109196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED September 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class: Common Stock $0.01 par value	Outstanding at October 31, 2003: 35,941,303 shares

TELIK, INC.

TELIK, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2003	December 31, 2002
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$21,891	$34,688
Short-term investments	31,822	61,544
Other receivables	194	1,905
Prepaids and other current assets	1,715	997

Total current assets	55,622	99,134
Property and equipment, net	5,559	1,679
Long-term investments	13,601	4,254
Restricted investments	1,796	3,796
Other assets	60	110

Total assets	$76,638	$108,973

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,695	$6,222
Accrued clinical trials	2,779	899
Accrued compensation	1,341	1,341
Accrued liabilities	879	462
Deferred revenue	25	417
Current portion of capital leases and equipment loans	888	124

Total current liabilities	8,607	9,465
Non-current portion of capital leases and equipment loans	1,728	297
Other liabilities	548	6
Commitments
Stockholders’ equity:
Preferred stock, $0.01 par value: 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, and additional paid-in capital: 100,000,000 shares authorized; shares issued and outstanding: 35,936,428 at September 30, 2003 and 35,567,081 at December 31, 2002	219,311	217,071
Deferred stock compensation, net	(185)	(607)
Accumulated other comprehensive income	30	30
Accumulated deficit	(153,401)	(117,289)

Total stockholders’ equity	65,755	99,205

Total liabilities and stockholders’ equity	$76,638	$108,973

See accompanying Notes to Condensed Financial Statements.

TELIK, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Contract revenue from collaborations:
With related parties	$—	$250	$417	$995
Other	6	—	12	—
Other revenue	—	—	—	42

Total revenues	6	250	429	1,037
Operating costs and expenses:
Research and development	10,671	6,661	30,651	19,013
General and administrative	2,628	1,593	6,713	4,829

Total operating costs and expenses	13,299	8,254	37,364	23,842
Loss from operations	(13,293)	(8,004)	(36,935)	(22,805)
Interest income	241	181	926	662
Interest expense	(51)	(2)	(103)	(6)

Net loss	$(13,103)	$(7,825)	$(36,112)	$(22,149)

Basic and diluted net loss per common share	$(0.37)	$(0.28)	$(1.01)	$(0.79)

Shares used to calculate basic and diluted net loss per common share	35,895	28,174	35,798	27,907

See accompanying Notes to Condensed Financial Statements.

TELIK, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(36,112)	$(22,149)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	688	415
Amortization of deferred stock compensation	327	386
Stock options granted to non-employees	203	107
Forgiveness of note receivable from related party	—	28
Changes in assets and liabilities:
Other receivables	1,711	—
Prepaid expenses and other current assets	(718)	(393)
Other assets	50	—
Accounts payable	(3,527)	(1,475)
Accrued clinical trials, compensation and other liabilities	2,827	1,645
Deferred revenue	(380)	5

Net cash used in operating activities	(34,931)	(21,431)

Cash flows from investing activities:
Purchases of investments	(75,375)	(86,372)
Sales of investments	77,530	—
Maturities of investments	18,220	85,500
Change in restricted investments	2,000	(1,796)
Purchases of property and equipment	(3,729)	(1,249)

Net cash provided by (used in) investing activities	18,646	(3,917)

Cash flows from financing activities:
Proceeds from equipment loans	1,688	303
Principal payments under capital leases and equipment loans	(332)	(4)
Net proceeds from issuance of common stock	2,132	452
Payment of promissory note from employee	—	81

Net cash provided by financing activities	3,488	832

Net decrease in cash and cash equivalents	(12,797)	(24,516)
Cash and cash equivalents at beginning of period	34,688	39,508

Cash and cash equivalents at end of period	$21,891	$14,992

Supplementary information:
Interest paid	$103	$6
Non-cash financing activities:
Equipment acquired under capital leases	$839	$142

See accompanying Notes to Condensed Financial Statements.

TELIK, INC.

Notes to Condensed Financial Statements

(Unaudited)

1. Basis of presentation and summary of significant accounting policies

We have prepared the accompanying financial statements in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. We believe all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003 or any other period. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date. You should read these financial statements and notes in conjunction with our audited financial statements for the year ended December 31, 2002, which are included in our Annual Report on Form 10-K.

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

Stock-based compensation

We issue stock options to our employees and outside directors and provide employees the right to purchase our stock pursuant to stockholder approved stock option and employee stock purchase programs. We account for our stock-based compensation plans under the intrinsic value method of accounting as defined by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. For pro forma disclosures, the estimated fair value of the options is amortized over the vesting period, typically four years, and the estimated fair value of the stock purchases is amortized over the six-month purchase period. The following table illustrates the effect on net loss and net loss per common share if we had accounted for our stock option and stock purchase plans under the fair value method of accounting under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss – as reported	$(13,103)	$(7,825)	$(36,112)	$(22,149)
Add: Stock-based employee compensation included in reported net loss	99	118	327	386
Deduct: Total stock-based employee compensation expense under the fair value based method for all awards	(2,352)	(1,567)	(5,700)	(4,656)

Net loss – pro forma	$(15,356)	$(9,274)	$(41,485)	$(26,419)

Basic and diluted net loss per common share – as reported	$(0.37)	$(0.28)	$(1.01)	$(0.79)

Basic and diluted net loss per common share – pro forma	$(0.43)	$(0.33)	$(1.16)	$(0.95)

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

	Stock Option Plans		Stock Purchase Plan
	Three Months Ended September 30,		Three Months Ended September 30,
	2003	2002	2003	2002
Expected stock price volatility	75.1%	81.5%	77.5%	81.5%
Risk-free interest rate	3.13%	3.54%	1.11%	1.72%
Expected life (in years)	5.1	5.0	0.5	0.5
Expected dividend yield	—	—	—	—

	Stock Option Plans		Stock Purchase Plan
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Expected stock price volatility	77.7%	81.5%	79.0%	84.7%
Risk-free interest rate	2.94%	3.54%	1.28%	2.15%
Expected life (in years)	5.0	5.0	0.5	0.5
Expected dividend yield	—	—	—	—

Recent accounting pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which is effective for the Company on July 1, 2003. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The adoption of FIN 46 did not have a material impact on our results of operations or financial position.

Reclassification

Intellectual property related legal fees of $202,000 and $896,000 for the three and nine months ended September 30, 2002, presented in prior periods as research and development expenses, are now reflected in general and administrative expenses.

2. Comprehensive loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes changes in unrealized gains (losses) on investments. Comprehensive loss for the three and nine months ended September 30, 2003 and 2002 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss	$(13,103)	$(7,825)	$(36,112)	$(22,149)
Changes in unrealized gains (losses) on investments	(22)	15	—	(14)

Comprehensive loss	$(13,125)	$(7,810)	$(36,112)	$(22,163)

3. Basic and diluted net loss per share

We have computed net loss per common share according to SFAS No. 128, “Earnings Per Share,” which requires disclosure of basic and diluted earnings per share. Basic earnings per share exclude any dilutive effects of options, shares subject to repurchase, warrants and convertible securities. Diluted earnings per share include the impact of potentially dilutive securities. A reconciliation of shares used in the calculation is as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss	$(13,103)	$(7,825)	$(36,112)	$(22,149)
Weighted-average common shares outstanding	35,895	28,201	35,798	27,951
Less: weighted-average common shares subject to repurchase	—	(27)	—	(44)

Weighted-average shares used in computing basic and diluted net loss per common share	35,895	28,174	35,798	27,907

Basic and diluted net loss per common share	$(0.37)	$(0.28)	$(1.01)	$(0.79)

Outstanding options to purchase, in the aggregate 5,055,416 and 4,622,469 shares of common stock for the three months ending September 30, 2003 and 2002 were excluded from diluted net loss per common share calculations because inclusion of such options would have an anti-dilutive effect on losses in these periods. Options to purchase 4,951,345 and 4,197,668 shares of common stock were outstanding for the nine months ending September 30, 2003 and 2002, but were excluded because such options were anti-dilutive in these periods.

4. Cash, cash equivalents, investments and restricted investments

The following is a summary of cash equivalents, investments and restricted investments (in thousands):

	September 30, 2003
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificate of deposit	$1,796	$—	$—	$1,796
Corporate notes	36,901	22	(10)	36,913
Commercial paper	17,284	—	—	17,284
Government agencies	5,072	23	(5)	5,090
Cash and money market funds	8,027	—	—	8,027

Total	$69,080	$45	$(15)	$69,110

Reported as:
Cash and cash equivalents				$21,891
Short-term investments				31,822
Long-term investments				13,601
Restricted investments				1,796

Total				$69,110

	December 31, 2002
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificate of deposits	$1,796	$—	$—	$1,796
Corporate notes	60,058	—	—	60,058
Commercial paper	35,037	2	—	35,039
Government notes	4,429	28	—	4,457
Cash and money market funds	2,932	—	—	2,932

Total	$104,252	$30	$—	$104,282

Reported as:
Cash and cash equivalents				$34,688
Short-term investments				61,544
Long-term investments				4,254
Restricted investments				3,796

Total				$104,282

The net realized gains on sales of available for sale investments were not material for any periods presented. Realized gains and losses were calculated based on the specific identification method. At September 30, 2003 and December 31, 2002, the weighted-average maturities of our available-for-sale securities were 131 days and 60 days, respectively.

5. Property and equipment

Property and equipment consist of the following (in thousands):

	September 30, 2003	December 31, 2002
Laboratory equipment	$5,644	$5,010
Office furniture and equipment	1,550	577
Leasehold improvements	4,338	1,377

	11,532	6,964
Less accumulated depreciation and amortization	(5,973)	(5,285)

Property and equipment, net	$5,559	$1,679

6. Capital leases and equipment loan

In August 2002, we entered into a Master Lease Agreement, as amended, relating to an equipment lease facility and a related Master Security Agreement, as amended, relating to a line of credit secured by equipment and tenant improvements. Collectively, these credit facilities provide for a line of credit of up to approximately $2.5 million. Both credit facilities have a drawdown period of one year. Draws on the Master Lease Agreement have a payment term of 42 months with an early buyout option at 36 months. Draws on the Master Security Agreement have a payment term of 36 months. Draws under both agreements will bear interest at a rate to be fixed at the time of drawdown, calculated as 675 basis points above the current four-year Treasury Constant Maturities rate. In March 2003, we drew down $1.3 million under the Master Security Agreement and in May 2003 we drew down $839,000 under the Master Lease Agreement. At September 30, 2003, draws under both credit facilities totaled approximately $2.5 million, bearing interest rates between 4.3% and 11.5%. Pursuant to the terms of these credit facilities, we are required to maintain a balance of cash and investments of at least $20.5 million. In the event our cash and investments balance falls below $20.5 million, we are obligated to provide the lessor with a continuing irrevocable letter of credit from a financial institution acceptable to the lessor in an amount equal to 100% of the outstanding balance of all indebtedness and loans.

In August 2003, we entered into a Loan and Security Agreement relating to an equipment facility secured by equipment purchased. The Agreement provides for a line of credit of up to $1.5 million and has a drawdown period of one year. Draws on the Loan and Security Agreement have a payment term of 36 months and will bear interest at a rate fixed at the time of each advance at a per annum rate of 375 basis points above the current thirty-six (36) month Treasury Constant Maturity rate provided that at no time shall such interest rate be less than 5.09% per annum. At September 30, 2003, draws under this credit facility totaled approximately $368,000, bearing an interest rate of 5.9%. Pursuant to the terms of the credit facility, we are required to maintain a balance of cash and investments with the lender of at least $5.0 million.

As of September 30, 2003, future payments under capital leases and loans are as follows (in thousands):

	Capital Leases	Loans	Total
Year ending December 31:
2003	$96	$275	$371
2004	301	771	1,072
2005	318	751	1,069
2006	246	273	519

Total	$961	$2,070	3,031
Less amount representing interest			415

Present value of future payments			2,616

Reported as current portion			$888

Non-current portion			$1,728

7.	Registration statement on Form S-3

In September 2003, we filed a registration statement on Form S-3 to offer and sell, from time to time, equity and debt securities in one or more offerings up to a total dollar amount of $150 million. On November 6, 2003, we sold 6.5 million shares of common stock and a selling stockholder sold 1.0 million shares of common stock at a price of $20 per share in an underwritten public offering pursuant to this registration statement. We expect to receive approximately $122.2 million in proceeds from the issuance of 6.5 million shares, representing gross proceeds of $130 million less underwriting discounts and commissions. The underwriters will have an option to purchase from us up to an additional 1,125,000 shares to cover over-allotments, if any.

8. Lease exit costs

In September 2003, we determined that there was excess office space associated with our move in March 2003 from South San Francisco to Palo Alto, California for which a sublease could not be obtained. We vacated approximately 7,000 square feet of leased office space with a lease term through September 2004. We recorded a charge of approximately $206,000 to general and administrative expense, representing the future minimum lease payments related to the excess space.

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

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC on March 10, 2003.

Overview

Telik is engaged in the discovery, development and commercialization of small molecule therapeutics. We have incurred net losses since inception and expect to incur substantial and increasing losses for the next several years as we expand our research and development activities and move our product candidates into later stages of development. As of September 30, 2003, we had an accumulated deficit of $153.4 million.

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

During the third quarter of 2003 we announced the following:

•	Our Phase 3 protocol for TELCYTA™ (TLK286) in non-small cell lung cancer (NSCLC) successfully completed Special Protocol Assessment (SPA) review by the U.S. Food and Drug Administration.

•	The U.S Food and Drug Administration granted Fast Track designation for TELCYTA™ (TLK286) for third line therapy in patients with platinum refractory or resistant ovarian cancer.

•	Positive follow-up data from a Phase 2 clinical trial of TELCYTA™ (TLK286) in patients with non-small cell lung cancer whose disease progressed following platinum-containing regimens. The data was reported at the Tenth World Conference on Lung Cancer in Vancouver, British Columbia.

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

Research and development expenses

Our research and development expenses include salaries and benefits costs, fees for contractors and consultants, and an allocation of facility and administrative costs. Research and development expenses consist of costs incurred for drug and product development, manufacturing, clinical activities, discovery research, screening and identification of drug candidates, and preclinical studies. All such costs are charged to research and development expenses as incurred.

Clinical development costs are a significant component of research expenses. We accrue costs for clinical trial activities performed by contract research organizations based upon estimates of the percentage of work completed over the life of the individual study. These estimates may or may not match the actual services performed by the organizations as determined by patient enrollment levels and related activities. We monitor patient enrollment levels and related activities to the extent possible; however, if we underestimated activity levels associated with various studies at a given point in time, we could record significant research and development expenses in future periods.

Deferred stock compensation

In connection with the grant of stock options to employees, we recorded deferred stock compensation totaling $2.6 million and $0.3 million in the years ended December 31, 2000 and 1999. Deferred stock compensation for options granted to employees has been determined as the difference between the deemed fair value of our common stock for financial reporting purposes on the date such options were granted and the applicable exercise prices. Such amount is included as a reduction of stockholders’ equity and is being amortized using straight-line vesting. We recorded amortization of deferred stock compensation of $99,000 and $327,000 for the three and nine months ended September 30, 2003 and $118,000 and $386,000 for the three and nine months ended September 30, 2002. At September 30, 2003, we had a total of $185,000 to be amortized over the remaining vesting periods of the stock options.

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

Results of operations

Three Months Ended September 30, 2003 and 2002

Revenues

Revenues for the three months ended September 30, 2003 and 2002 were $6,000 and $250,000. Revenues in 2003 resulted primarily from our collaborative agreement with Roche, while revenues in 2002 resulted from our collaborative agreement with Sanwa and also included funded research related to grants received from the National Institutes of Health. The decrease in revenues of $244,000 was primarily due to the completion of our remaining collaboration with Sanwa in May 2003.

We expect near-term future revenues to fluctuate primarily depending upon the extent to which we enter into new collaborative research agreements and the amounts of payments relating to such agreements.

Research and development expenses

Research and development expenses for the three months ended September 30, 2003 and 2002 were $10.7 million and $6.7 million, representing an increase of 60% or $4.0 million. Research and development expenses of $6.7 million for the three months ended September 30, 2002 reflect the reclassification of intellectual property related legal fees of $202,000 to general and administrative expenses to conform with our presentation in 2003. We previously reported research and development expenses of $6.9 million for the same period in 2002. Our research and development activities consist primarily of drug development, clinical supply manufacturing, clinical activities, discovery research, screening and identification of drug candidates, and preclinical studies. We group these activities into two major categories: “research and preclinical” and “clinical development.” Research and preclinical costs primarily represent our new drug discovery efforts and preclinical work for our selected clinical candidates. Costs associated with clinical development represent the advancement of our existing product candidates through clinical trials.

The costs associated with research and preclinical and clinical development activities approximate the following (in thousands):

	Three Months Ended September 30,
	2003	2002
Research and preclinical	$3,851	$2,407
Clinical development	6,820	4,254

Total research and development	$10,671	$6,661

The increase in research and development expenses for the three months ended September 30, 2003 compared to the same period in 2002 was principally due to increased costs for the following:

•	TELCYTA™ (TLK286)

- start-up costs associated with the initiation of our Phase 3 registration trial in ovarian cancer of $2.3 million

- costs associated with Phase 1-2a clinical trials in ovarian and lung cancer in combination with standard chemotherapy drugs                 of $125,000, offset by a reduction of $328,000 in costs associated with Phase 2 single agent trials in ovarian, lung and                 breast cancers

•	Other expenses

- higher facility and information technology related allocations as a result of our new Palo Alto facility of approximately $1.4                 million

- costs associated with headcount growth including increased expenses to support clinical activities of approximately                 $481,000

We expect research and development expenditures to increase in the future as a result of increased manufacturing and clinical development costs primarily relating to our TELCYTA™ (TLK286) and TELINTRA™ (TLK199) product development. The timing and the amount of these expenditures will depend upon the outcome of our ongoing clinical trials, the costs associated with the Phase 3 clinical trials of TELCYTA™ (TLK286), including related expansion of our clinical development organization, regulatory requirements, advancement of our preclinical programs and product manufacturing costs.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2003 and 2002 were $2.6 million and $1.6 million, representing an increase of 65% or $1.0 million. General and administrative expense of $1.6 million for the three months ended September 30, 2002 reflect the reclassification of intellectual property related legal fees of $202,000 from research and development expense to conform with our presentation in 2003. We previously reported general and administrative expenses of $1.4 million for the same period in 2002. The increase in 2003 was due primarily to increased costs for the following:

•	costs associated with headcount growth including increased expenses to support corporate activities of approximately $646,000;

•	rent and related costs associated with our new Palo Alto facility of approximately $183,000; and

•	lease exit costs associated with our South San Francisco office space of approximately $206,000.

We expect future general and administrative expenses to increase in support of expanded business activities.

Interest income and interest expense

Interest income of $241,000 and $181,000 for the three months ended September 30, 2003 and 2002 resulted primarily from earnings on investments. The increase in net interest income was due to higher principal balance of our investments as a result of proceeds obtained from our follow-on offering in October 2002, offset in part by lower average interest rates in 2003.

Interest expense was $51,000 and $2,000 for the three months ended September 30, 2003 and 2002. The increase in interest expense was due to our utilization of the capital lease and equipment loan facilities.

Nine Months Ended September 30, 2003 and 2002

Revenues

Revenues for the nine months ended September 30, 2003 and 2002 were $429,000 and $1.0 million. Revenues in 2003 resulted primarily from our collaborative agreements with Sanwa and Roche, while revenues in 2002 also included funded research related to grants received from the National Institutes of Health. The decrease in revenues of 59% or $608,000 was the result of the following:

•	$578,000 due to the completion of our remaining collaboration with Sanwa in May 2003;

•	$42,000 due to the completion of our research with the National Institutes of Health in the second quarter of 2002 and no further research grants in 2003; and

•	offset by $12,000 from our collaboration with Roche in April 2003.

Research and development expenses

Research and development expenses for the nine months ended September 30, 2003 and 2002 were $30.7 million and $19.0 million, representing an increase of 61% or $11.7 million. Research and development expenses of $19.0 million for the nine months ended September 30, 2002 reflected the reclassification of intellectual property related legal fees of $896,000 to general and administrative expenses to conform with our presentation in 2003. We previously reported research and development expenses of $19.9 million for the same period in 2002. Our research and development activities consist primarily of drug development, clinical supply manufacturing, clinical activities, discovery research, screening and identification of drug candidates, and preclinical studies. We group these activities into two major categories: “research and preclinical” and “clinical development.”

The costs associated with research and preclinical and clinical development activities approximate the following (in thousands):

	Nine Months Ended September 30,
	2003	2002
Research and preclinical	$11,825	$7,067
Clinical development	18,826	11,946

Total research and development	$30,651	$19,013

The increase in research and development expenses for the nine months ended September 30, 2003 compared to the same period in 2002 was principally due to increased costs for the following:

•	TELCYTA™ (TLK286)

- start-up costs associated with the initiation of our Phase 3 registration trial in ovarian cancer of $4.6 million

- costs associated with Phase 1-2a clinical trials in ovarian and lung cancer in combination with standard chemotherapy drugs    of $385,000, offset by decrease of $613,000 in costs due to the wind down of Phase 2 single agent clinical trials in ovarian,    lung and breast cancer and completion of the Phase 1 advanced cancer clinical trial

- clinical drug supply manufacturing costs of approximately $1.3 million

•	TELINTRA™ (TLK199)

- costs associated with the Phase 1-2a clinical trial in MDS of approximately $200,000 offset by a decrease in clinical drug    supply manufacturing costs of approximately $1.3 million due to adequate supplies on hand

•	TLK19781

- clinical drug supply manufacturing costs of approximately $336,000 and toxicology studies related costs of approximately    $203,000

•	Other expenses

- higher facility and information technology related allocations as a result of our new Palo Alto facility of approximately $4.2                million

- approximately $2.3 million associated with headcount growth and increased expenses to support clinical activities

The following table summarizes our principal product development initiatives, including the related stages of development for each product in development and the research and development expenses recognized in connection with each product. The information in the column labeled “Estimated Completion of Current Phase” is our current estimate of the timing of completion of product development phases. The actual timing of completion of those phases could differ materially from the estimates provided in the table. For a discussion of the risks and uncertainties associated with the timing of completing a product development phase, see the “All of our product candidates are in research and development. If clinical trials of TELCYTA™ (TLK286), TELINTRA™ (TLK199) and TLK19781 are delayed or unsuccessful or if we are unable to complete the preclinical development of our other preclinical product candidates, our business may suffer,” “If we do not obtain regulatory approval to market products in the United States and foreign countries, we or our collaborators will not be permitted to commercialize our product candidates,” “As our product programs advance, we will need to hire additional scientific and management personnel. Our research and development efforts will be seriously jeopardized if we are unable to attract and retain key personnel,” and “If we are unable to contract with third parties to manufacture our product candidates or any products that we may develop in sufficient quantities and at an acceptable cost, clinical development of product candidates could be delayed and we may be unable to meet demand for any products that we may develop and lose potential revenue” sections of our Risk Factors below. For further information on our products refer to our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002 on March 10, 2003.

Product	Description	Phase of Development	Estimated Completion of Phase	Related R&D Expense Nine Months Ended September 30,
				2003	2002
TELCYTA™ (TLK286)				$18,679	$9,392
	Ovarian	Phase III	2005
	Colorectal	Phase II	2003
	Ovarian	Phase II	2004
	Lung	Phase II	2004
	Breast	Phase II	2004
	Combination (with other drugs)	Phase II	2004
	Advanced cancers	Phase I	2002
TELINTRA™ (TLK199)	Myelodysplastic syndrome	Phase I/II	2005	2,012	2,899
TLK19781	Type 2 diabetes	Preclinical	2004	1,189	99
Other (1)				8,771	6,623

Total research and development expense				$30,651	$19,013

(1)	“Other” constitutes research and development activities performed by our Chemistry, Biology, Pre-clinical and Quality Assurance departments as these costs cannot be allocated to any individual project.

The largest component of our total operating expenses is our ongoing investments in research and development and, in particular, the clinical development of our product pipeline. The process of conducting the clinical research necessary to obtain FDA approval is costly and time consuming. Current FDA requirements for a new human drug to be marketed in the United States include:

•	the successful conclusion of pre-clinical laboratory and animal tests, if appropriate, to gain preliminary information on the product’s safety;

•	filing with the FDA of an IND, to conduct human clinical trials for drugs;

•	the successful completion of adequate and well-controlled human clinical investigations to establish the safety and efficacy of the product for its recommended use; and

•	filing by a company and acceptance and approval by the FDA of a New Drug Application (“NDA”) for a drug product to allow commercial distribution of the drug.

In light of the factors mentioned above, we consider the active management and development of our clinical pipeline to be crucial to our long-term success. The actual probability of success for each candidate and clinical program may be impacted by a variety of factors, including, among others, the quality of the candidate, the validity of the target and disease indication, early clinical data, investment in the program, competition, manufacturing capability and commercial viability. Due to these factors, it is difficult to give accurate guidance on the anticipated proportion of our research and development investments or the future cash inflows from these programs.

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2003 and 2002 were $6.7 million and $4.8 million, representing an increase of 39% or $1.9 million. General and administrative expense of $4.8 million for the nine months ended September 30, 2002 reflect the reclassification of intellectual property related legal fees of $896,000 from research and development expense to conform with our presentation in 2003. We previously reported general and administrative expenses of $3.9 million for the same period in 2002. The increase in 2003 was due primarily to increased costs for the following:

•	approximately $1.2 million in costs associated with headcount growth and increased expenses necessary to manage the growth of our operations;

•	rent and related facility costs associated with our new Palo Alto facility effective January 2003 of approximately $464,000; and

•	lease exit cost of approximately $206,000 associated with our South San Francisco office space.

Interest income and interest expense

Interest income of $926,000 and $662,000 for the nine months ended September 30, 2003 and 2002 resulted primarily from earnings on investments. The increase in net interest income was due to higher principal balance of our investments as a result of $80.3 million in net proceeds obtained from our follow-on offering in October 2002, offset in part by lower average interest rates in 2003.

Interest expense was $103,000 and $6,000 for the nine months ended September 30, 2003 and 2002. The increase in interest expense was due to our utilization of the capital lease and equipment loan facilities.

Liquidity and capital resources

Sources and Uses of Cash. Since inception we have funded our research and development operations through sales of equity, collaborative arrangements with corporate partners, interest earned on investments and equipment lease financings. At September 30, 2003, we had available cash, cash equivalents, investments and restricted investments of $69.1 million. Our cash and investment balances are held in a variety of interest-bearing instruments including obligations of U.S. government agencies, high-grade corporate and municipal bonds, commercial paper and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk.

Cash Flows from Operating Activities. Cash used in operations for the nine months ended September 30, 2003 was $34.9 million compared with $21.4 million for the same period in 2002. Net loss of $36.1 million in 2003 included non-cash charges of $688,000 for depreciation and amortization, $327,000 for the amortization of deferred stock compensation and $203,000 related to non-cash stock based compensation to non employees. Cash outflows of $4.6 million in 2003 resulted from a change in accounts payable of $3.5 million, prepaids and other assets of $718,000 and deferred revenue of $380,000, which were primarily for operating activities and drug supplies. Cash outflows were offset by changes in other receivables by $1.7 million and an increase of $2.8 million in accrued liabilities related to a higher level of research and development activities. Operating cash outflows for the same period in 2002 resulted primarily from our net loss of $22.1 million offset by increases of $1.6 million in accrued liabilities and the effect of $936,000 in non-cash charges for depreciation expense, deferred stock compensation, stock based compensation expense and a loan forgiveness.

Cash Flows from Investing Activities. Cash provided from investing activities for the nine months ended September 30, 2003 was $18.6 million compared with $3.9 million cash used for the same period in 2002. Investing activities in 2003 were primarily related to the $20.4 million in net purchases, sales and maturities of investments. We reduced restricted investments by $2.0 million for the portion of tenant improvements completed on the Palo Alto facility that no longer require a security deposit. Cash in-flow was offset by purchases of property and equipment of $3.7 million primarily due to leasehold improvements on our new Palo Alto facility and laboratory equipment expenditures. Cash used in the same period in 2002 was related to $872,000 in net purchases of investments, $1.8 million in restricted cash for a security deposit on our Palo Alto facility and $1.2 million laboratory equipment purchases.

Cash Flows from Financing Activities. Cash provided by financing activities for the nine months ended September 30, 2003 was approximately $3.5 million compared with $832,000 for the same period in 2002. Financing activities in 2003 included approximately $1.7 million in proceeds obtained through equipment loans and $2.1 million in proceeds from stock option exercises and our employee stock purchase plan, offset in part by $332,000 in payments under capital leases and equipment loan. Financing activities for the same period in 2002 were primarily due to $303,000 in proceeds obtained through an equipment loan, $452,000 from stock option exercises and our employee stock purchase plan and $81,000 from payments on a promissory note from an employee.

Working Capital. Working capital decreased to $47.0 million at September 30, 2003 from $89.7 million at December 31, 2002. The decrease in working capital was due to our use of cash in operations primarily due to the expansion of our TELCYTA™ (TLK286) development program and costs associated with headcount growth.

In August 2003, we obtained a $1.5 million equipment loan facility from a banking institution, secured by equipment purchased. At September 30, 2003, draws under this credit facility totaled approximately $368,000 and approximately $1.1 million remains available for future draws through July 2004.

We believe our existing cash resources will be sufficient to satisfy our anticipated cash requirements through 2004. We expect the increase in clinical development expenses as a result of Phase 3 clinical trials to consume a large portion of our existing cash resources. Changes in our research and development plans or other changes affecting our operating expenses may affect actual future consumption of existing cash resources as well. In any event, we will need to raise substantial additional capital to fund our operations in the future. We expect to finance our future cash needs through the sale of equity securities, strategic collaborations and possibly debt financing or through other sources that may be dilutive to existing stockholders. In September 2003, we filed a registration statement on Form S-3 to offer and sell, from time to time, equity and debt securities in one or more offerings up to a total dollar amount of $150 million. On November 6, 2003, we sold 6.5 million shares of common stock and a selling stockholder sold 1.0 million shares of common stock at a price of $20 per share in an underwritten public offering pursuant to this registration statement. We expect to receive approximately $122.2 million in proceeds from the issuance of 6.5 million shares, representing gross proceeds of $130 million less underwriting discounts and commissions. The underwriters will have an option to purchase from us up to an additional 1,125,000 shares to cover over-allotments, if any.

In addition, in the event that additional funds are obtained through arrangements with collaborative partners or other sources, such arrangements may require us to relinquish rights to some of our technologies, product candidates or products under development that we would otherwise seek to develop or commercialize ourselves. Our future capital uses and requirements depend on numerous factors, including the following:

•	the progress and success of preclinical studies and clinical trials of our product candidates;

•	the progress and number of research programs in development;

•	the costs associated with conducting Phase 3 clinical trials;

•	the costs and timing of obtaining regulatory approvals;

•	our ability to establish, and the scope of, any new collaborations;

•	our ability to meet the milestones identified in our collaborative agreements that trigger payments;

•	the costs and timing of obtaining, enforcing and defending our patent and intellectual property rights;

•	competing technological and market developments; and

•	the timing and scope of commercialization expenses for our product candidates as they approach regulatory approval.

Our future contractual obligations at September 30, 2003 are as follows (in thousands):

	Total	2003	2004-2005	2006-2007	After 2007
Capital lease obligations	$961	$96	$619	$246	$—
Equipment loan	2,070	275	1,522	273	—
Operating leases	39,472	742	8,466	6,687	23,577

Total contractual cash obligations	$42,503	$1,113	$10,607	$7,206	$23,577

ADDITONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

You should carefully consider these risk factors as each of these risks could adversely affect our business, operating results and financial condition.

We have a history of net losses, which we expect to continue for at least several years. We will never be profitable unless we develop, and obtain regulatory approval and market acceptance of, our product candidates.

Due to the significant research and development expenditures required to develop our TRAP technology and identify new product candidates, and the lack of any products to generate revenue, we have not been profitable and have incurred operating losses since we were incorporated in 1988. As of September 30, 2003, we had an accumulated deficit of $153.4 million. Net losses were $36.1 million for the nine months ended September 30, 2003, $34.8 million in 2002, $18.6 million in 2001 and $12.6 million in 2000. We expect to incur losses for at least the next several years and expect that these losses will increase as we expand our research and development activities and incur significant clinical testing costs. We do not anticipate that we will generate product revenue for several years. Our losses, among other things, have caused and will cause our stockholders’ equity and working capital to decrease. To date, we have derived substantially all of our revenues, which have not been significant, from project initiation fees and research reimbursement paid pursuant to existing collaborative agreements with third parties and achievement of milestones under current collaborations. We expect that this trend will continue until we develop, and obtain regulatory approval and market acceptance of, our product candidates, if at all. We may never generate product revenue sufficient to become profitable.

All of our product candidates are in research and development. If clinical trials of TELCYTA™ (TLK286), TELINTRA™ (TLK199) and TLK19781 are delayed or unsuccessful or if we are unable to complete the preclinical development of our other preclinical product candidates, our business may suffer.

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

TELCYTA has to date been evaluated in Phase 1 and Phase 2 clinical trials. We initiated a Phase 3 registration trial of TELCYTA in ovarian cancer in the first quarter of 2003 and expect to initiate a Phase 3 registration trial of TELCYTA in non small cell lung cancer in 2004. These trials would test TELCYTA against a control arm consisting of currently established standard drug treatments for these cancers. Changes in standards of care during our Phase 3 trials may cause us to, or the FDA may require us to, perform additional clinical testing of TELCYTA against a different control arm prior to filing a New Drug Application for marketing approval.

We are currently in a Phase 1-2a clinical trial of TELINTRA in myelodysplastic syndrome (MDS), a form of pre-leukemia, to evaluate safety, pharmacokinetics, pharmacodynamics and efficacy. In July 2002, we selected TLK19781, one of a family of orally active small molecule insulin receptor activators that we are developing for potential treatment of diabetes, for advancement into IND-stage development. We are currently conducting preclinical studies for clinical testing of TLK19781. Our success depends, in part, on our ability to complete clinical development of TELINTRA and preclinical development of TLK19781 or other preclinical product candidates and take them through early clinical trials.

Any clinical trial may fail to produce results satisfactory to the FDA. Preclinical and clinical data can be interpreted in different ways, which could delay, limit or prevent regulatory approval. Negative or inconclusive results or adverse medical events during a clinical trial could cause a clinical trial to be repeated or a program to be terminated. We typically rely on third-party clinical investigators to conduct our clinical trials and, as a result, we may face additional delays outside our control. We have engaged a contract research organization, or CRO, to facilitate the administration of our Phase 3 trials of TELCYTA. Dependence on a CRO will subject us to a number of risks. Delays in identifying and engaging a CRO may result in delays in the initiation of other clinical trials. We may not be able to control the amount and timing of resources the CRO may devote to our trials. Should the CRO fail to administer our Phase 3 trials properly, regulatory approval, development and commercialization of TELCYTA will be delayed.

We do not know whether we will begin planned clinical trials on time or whether we will complete any of our ongoing clinical trials on schedule, if at all. We do not know whether any clinical trials will result in marketable products. Typically, there is a high rate of attrition for product candidates in preclinical and clinical trials. We do not anticipate that any of our product candidates will reach the market for at least several years.

Significant delays in clinical testing could materially impact our product development costs. We do not know whether planned clinical trials will begin on time, will need to be revamped or will be completed on schedule, if at all. In addition to the reasons stated above, clinical trials can be delayed for a variety of reasons, including delays in obtaining regulatory approval to commence a study, delays in reaching agreement on acceptable clinical study agreement terms with prospective clinical sites, delays in obtaining institutional review board approval to conduct a study at a prospective clinical site and delays in recruiting subjects to participate in a study.

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

We believe that our ability to compete depends, in part, on our ability to use our proprietary TRAP technology to discover new pharmaceutical products. We may not be competitive if our TRAP technology proves ineffective.

TRAP, our proprietary drug discovery technology, is a relatively new drug discovery method that uses a protein panel of approximately 20 proteins selected for their distinct patterns of interacting with small molecules. This panel may lack essential types of interactions that we have not yet identified, which may result in our inability to identify active compounds that have the potential for us to develop into commercially viable drugs.

If we are unable to continue to identify new product candidates using TRAP technology, we may not be able to maintain our product pipeline and develop commercially viable drugs.

If we are unable to raise adequate funds in the future, we will not be able to continue to fund our operations, research programs, preclinical testing and clinical trials to develop our product candidates.

The process of carrying out the development of our own unpartnered product candidates to later stages of development and developing other research programs to the stage that they may be partnered will require significant additional expenditures, including the expenses associated with preclinical testing, clinical trials and obtaining regulatory approval. We believe that our existing cash and investment securities together with the net proceeds to us from this offering will be sufficient to support our current operating plan through 2005. We will require additional financing to fund our operations. We do not know whether additional financing will be available when needed or that, if available, we will obtain financing on terms favorable to our stockholders. As of September 30, 2003, our accumulated deficit was $153.4 million, and we expect capital outlays and operating expenditures to increase over the next several years as we expand our clinical, research and development activities. The extent of any actual increase in operating or capital spending will depend in part on the clinical success of our product candidates.

Raising additional capital by issuing securities or through collaboration and licensing arrangements may cause dilution to existing stockholders or require us to relinquish rights to our technologies or product candidates.

We may seek to raise any necessary additional funds through equity or debt financings, collaborative arrangements with corporate partners or other sources. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience dilution. To the extent that we raise additional capital through licensing arrangements or arrangements with collaborative partners, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize ourselves.

If our competitors develop and market products that are more effective than our product candidates or any products that we may develop, or obtain marketing approval before we do, our commercial opportunity will be reduced or eliminated.

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. Some of the drugs that we are attempting to develop, such as TELINTRA, will have to compete with existing therapies. In addition, a large number of companies are pursuing the development of pharmaceuticals that target the same diseases and conditions that we are targeting. We face competition from pharmaceutical and biotechnology companies in the United States and abroad. Our competitors may develop new screening technologies and may utilize discovery techniques or partner with collaborators in order to develop products more rapidly or successfully than we or our collaborators are able to do.

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

Our competitors may succeed in developing technologies and drugs that are more effective, better tolerated or less costly than any which are being developed by us or which would render our technology and potential drugs obsolete and noncompetitive. In addition, our competitors may succeed in obtaining FDA or other regulatory approvals for product candidates more rapidly than us or our collaborators. Any drugs resulting from our research and development efforts, or from our joint efforts with our existing or future collaborative partners, may not be able to compete successfully with our competitors’ existing products or products under development or may not obtain regulatory approval in the United States or elsewhere.

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

The pharmaceutical industry is subject to stringent regulation by a wide range of authorities. We cannot predict whether regulatory clearance will be obtained for any product candidate that we are developing or hope to develop. A pharmaceutical product cannot be marketed in the United States until it has completed rigorous preclinical testing and clinical trials and an extensive regulatory clearance process implemented by the FDA. Satisfaction of regulatory requirements typically takes many years and depends on the type, complexity and novelty of the product and requires the expenditure of substantial resources. Of particular significance are the requirements covering research and development, testing, manufacturing, quality control, labeling and promotion of drugs for human use.

Before commencing clinical trials in humans, we, or our collaborators, must submit and receive approval from the FDA of an IND application. We must comply with FDA “Good Laboratory Practices” regulations in our preclinical studies. Clinical trials are subject to oversight by institutional review boards of participating clinical sites and the FDA and:

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

Before receiving FDA clearance to market a product, we or our collaborators must demonstrate that the product candidate is safe and effective in the patient population that will be treated. Negative or inconclusive results or adverse medical events during a clinical trial could cause a clinical trial to be repeated, a program to be terminated and could delay approval. We typically rely on third-party clinical investigators to conduct our clinical trials and other third party organizations to perform data collection and analysis and, as a result, we may face additional delaying factors outside our control. In addition, we may encounter delays or rejections based upon additional government regulation from future legislation or administrative action or changes in FDA policy or interpretation during the period of product development, clinical trials and FDA regulatory review. Failure to comply with applicable FDA or other applicable regulatory requirements may result in criminal prosecution, civil penalties, recall or seizure of products, total or partial suspension of production or injunction, as well as other regulatory action. We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approval.

If regulatory clearance of a product is granted, this clearance will be limited to those disease states and conditions for which the product is demonstrated through clinical trials to be safe and efficacious, which could limit our market opportunity. Furthermore, product approvals, once granted, may be withdrawn if problems occur after initial marketing. We cannot ensure that any compound developed by us, alone or with others, will prove to be safe and efficacious in clinical trials and will meet all of the applicable regulatory requirements needed to receive marketing clearance.

Outside the United States, the ability to market a product depends on receiving a marketing authorization from the appropriate regulatory authorities. This foreign regulatory approval process typically includes all of the risks associated with FDA clearance described above and may include additional risks.

As our product programs advance, we will need to hire additional scientific and management personnel. Our research and development efforts will be seriously jeopardized if we are unable to attract and retain key personnel.

Our success depends in part on the continued contributions of our principal management and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, scientists and companies in the face of intense competition for such personnel. As we plan for and commence additional advanced clinical trials, including Phase 2 and Phase 3, we will also need to expand our clinical development personnel. In addition, our research programs depend on our ability to attract and retain highly skilled chemists and other scientists. None of our key employees have indicated to Telik that they have plans to retire or leave Telik in the near future. However, of our key employees, Dr. Michael M. Wick, Cynthia M. Butitta and Dr. Gail L. Brown, Telik has an employment agreement in place only with Dr. Wick. If we lose the services of Dr. Wick or any of our other key personnel, our research and development efforts could be seriously and adversely affected. We have generally entered into consulting or other agreements with our scientific and clinical collaborators and advisors. We do not carry key person insurance that covers Dr. Wick or any of our other key employees. There is currently a shortage of skilled executives and employees with technical expertise in the biotechnology industry, and this shortage is likely to continue. As a result, competition among numerous companies, academic and other research institutions for skilled personnel and experienced scientists is intense and turnover rates are high. The cost of living in the San Francisco Bay Area is very high compared to other parts of the country, which we expect will adversely affect our ability to compete for qualified personnel and will increase costs. Because of this competitive environment, we have encountered and may continue to encounter increasing difficulty in attracting qualified personnel as our operations expand and the demand for these professionals increases, and this difficulty could significantly impede the achievement of our research and development objectives.

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

Products that we may develop may not gain market acceptance among physicians, healthcare payors, patients and the medical community. Market acceptance of and demand for any products that we may develop will depend on many factors, including the following:

•	our ability to provide acceptable evidence of safety and efficacy;

•	convenience and ease of administration;

•	cost effectiveness;

•	the effectiveness of our marketing strategy and the pricing of any products that we may develop;

•	our ability to obtain third-party coverage or reimbursement; and

•	the prevalence and severity of adverse side effects.

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

Our success will depend in a large part on our own and our licensees’ ability to obtain and defend patents for each party’s respective technologies and the compounds and other products, if any, resulting from the application of these technologies. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. As a result, the degree of future protection for our proprietary rights is uncertain, and we cannot assure you that:

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

For TRAP, we hold patents in the United States and internationally, including a pending foreign application. These patents, and any patent that may issue on the pending application, will expire between 2013 and 2015. For TELCYTA, we hold compound patents in the United States and internationally, including a pending foreign application. These patents, and any patent that may issue on the pending application, will expire in 2013 and 2014. For TELINTRA, we hold compound patents in the United States and internationally, including a pending foreign application. These patents, and any patent that may issue on the pending application, will expire in 2014. For TLK19781, we hold a compound patent in the United States and have applications internationally. The issued patent, and any patents that may issue on the pending applications, will expire in 2020. We can generally apply for patent term extensions on the patents for TELCYTA, TELINTRA and TLK19781 when and if marketing approvals for these compounds are obtained in the relevant countries.

Our success will also depend, in part, on our ability to operate without infringing the intellectual property rights of others. We cannot assure you that our activities will not infringe patents owned by others. As of the date of this prospectus, Telik has not received any communications with the owners of related patents alleging that Telik’s activities infringe their patents. However, if our product candidates, technologies or any products that we may develop are found to infringe patents issued to third parties, the manufacture, use and sale of any products that we may develop could be enjoined, and we could be required to pay substantial damages. In addition, we may be required to obtain licenses to patents or other proprietary rights of third parties. We cannot assure you that any licenses required under any such patents or proprietary rights would be made available on terms acceptable to us, if at all. Failure to obtain such licenses could negatively affect our business.

Others may have filed and in the future may file patent applications covering small molecules or therapeutic products that are similar to ours. We cannot assure you that our patent applications will have priority over patent applications filed by others. Any legal action against us or our collaborators claiming damages and seeking to enjoin commercial activities relating to the affected products and processes could, in addition to subjecting us to potential liability for damages, require us or our collaborators to obtain a license to continue to manufacture or market the affected products and processes. We cannot predict whether we, or our collaborators, would prevail in any of these actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. We believe that there may be significant litigation in the industry regarding patent and other intellectual property rights. If we become involved in litigation, it could consume a substantial portion of our managerial and financial resources, and we may not be successful in any such litigation.

In addition, we could incur substantial costs and use of our key employees’ time and efforts in litigation if we are required to defend against patent suits brought by third parties or if we initiate these suits, and we cannot predict whether we would be able to prevail in any of these suits.

Furthermore, some of our patents and intellectual property rights are owned jointly by us and our collaborators. While there are legal and contractual restraints on the rights of these joint owners, they may use these patents and other intellectual property in ways that may harm our business. We may not be able to prevent this type of use.

We also rely on trade secrets to protect technology, including aspects of our TRAP technology, where we believe patent protection is not appropriate or obtainable. However, trade secrets are difficult to protect. While we require employees, academic collaborators and consultants to enter into confidentiality agreements, we may not be able to adequately protect our trade secrets or other proprietary information in the event of any unauthorized use or disclosure or the lawful development by others of such information. If the identity of specific proteins or other elements of our TRAP technology become known, our competitive advantage in drug discovery could be reduced.

Many of our collaborators and scientific advisors have publication and other rights to certain information and data gained from their collaboration and research with us. Any publication or other use could limit our ability to secure intellectual property rights or impair any competitive advantage that we may possess or realize by maintaining the confidentiality of the information or data.

We will depend on collaborative arrangements to complete the development and commercialization of some of our product candidates. These collaborative arrangements may place the development of our product candidates outside of our control, may require us to relinquish important rights or may otherwise not be on terms favorable to us.

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

Under our existing collaboration agreements, we are entitled to payments upon future product sales or the achievement of milestones. For example, under our arrangement with Sanwa, we may be entitled to payments of up to $10.0 million. However, we cannot assure you that any product will be successfully developed and commercialized under these collaborations or that we will receive any of these payments.

Some of our collaborations are for early stage programs and allow partners significant discretion in electing whether to pursue any of the planned activities. We do not anticipate significant revenues to result from these relationships until the collaborator has advanced product candidates into clinical trials, which will not occur for several years, if at all. These arrangements are subject to numerous risks, including the right of the collaboration partner to control the timing of the research and development efforts, the advancement of lead product candidates to clinical trials and the commercialization of product candidates. In addition, a collaborative partner could independently move forward with a competing lead candidate developed either independently or in collaboration with others, including our competitors.

If we are unable to contract with third parties to manufacture our product candidates or any products that we may develop in sufficient quantities and at an acceptable cost, clinical development of product candidates could be delayed and we may be unable to meet demand for any products that we may develop and lose potential revenue.

We do not currently operate manufacturing facilities for clinical or commercial production of our product candidates. We expect to continue to rely on third parties for the manufacture of our product candidates and any products that we may develop. We currently lack the resources and capability to manufacture any of our product candidates on a clinical scale or any products that we may develop on a commercial scale. As a result, we will be dependent on corporate partners, licensees or other third parties for the manufacturing of clinical and commercial scale quantities of our product candidates and any products that we may develop. Our product candidates and any products that we may develop may be in competition with other product candidates and products for access to these facilities. For this and other reasons, our collaborators or third parties may not be able to manufacture these product candidates and products in a cost effective or timely manner. While we currently possess a large inventory of TELCYTA and TELINTRA and an additional substantial quantity of the active ingredient in TELCYTA that are stored in multiple locations, if these inventories are lost or damaged, the clinical development of our product candidates or their submission for regulatory approval could be delayed, and our ability to deliver any products that we may develop on a timely basis could be impaired or precluded.

We are currently dependent on two affiliated entities to supply clinical quantities of the active ingredients in TELCYTA, Organichem Corporation (for all clinical trials) and Albany Molecular Research Inc. (for phase 1 and 2 clinical trials). We presently depend on a single source of supply for clinical quantities of the active ingredient in TELINTRA, Bachem Corporation, and a single source of supply for a key excipient used in the formulation of TELINTRA, Lipoid GmbH. Cardinal Health PTS, Inc. is our sole present formulator of TELCYTA and TELINTRA. While these suppliers and formulator currently meet our preclinical and clinical trial requirements, we currently do not have supply agreements with any of these entities, other than with Cardinal Health. While we are presently evaluating potential alternative sources of these materials or formulation services, we currently do not have any such alternative sources that are immediately available. If formulation is not performed in a timely manner, if our suppliers fail to perform or if our relationships with our suppliers or formulator should terminate, our clinical trials and commercialization of TELCYTA and TELINTRA could be delayed. We may not be able to enter into any necessary third-party manufacturing arrangements on acceptable terms, if at all. Our current dependence upon others for the manufacture of our product candidates and our anticipated dependence upon others for the manufacture of any products that we may develop may adversely affect our future profit margins and our ability to commercialize any products that we may develop on a timely and competitive basis.

If we are unable to create sales, marketing and distribution capabilities or enter into agreements with third parties to perform these functions, we will not be able to commercialize any products that we may develop.

We currently have no sales, marketing or distribution capabilities. In order to commercialize any products that we may develop, we must internally develop sales, marketing and distribution capabilities or establish collaborations or other arrangements with third parties to perform these services. We intend to market some products that we may develop directly in North America and rely on relationships with one or more pharmaceutical companies with established distribution systems and direct sales forces to market other products that we may develop and address other markets. We may not be able to establish in-house sales and distribution capabilities or relationships with third parties. To the extent that we enter into co-promotion or other licensing arrangements, any product revenues are likely to be lower than if we directly marketed and sold any products that we may develop, and any revenues we receive will depend upon the efforts of third parties, whose efforts may not be successful.

Budget constraints may force us to delay our efforts to develop certain product candidates in favor of developing others, which may prevent us from commercializing all product candidates as quickly as possible.

Because we are an emerging company with limited resources, and because research and development is an expensive process, we must regularly assess the most efficient allocation of our research and development budget. As a result, we may have to prioritize development candidates and may not be able to fully realize the value of some of our product candidates in a timely manner, as they will be delayed in reaching the market, if at all.

If product liability lawsuits are successfully brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates and any products that we may develop.

The testing and marketing of medical products entail an inherent risk of product liability. Although we are not aware of any historical or anticipated product liability claims or specific causes for concern, if we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates and any products that we may develop. In addition, product liability claims may also result in withdrawal of clinical trial volunteers, injury to our reputation and decreased demand for any products that we may commercialize. We currently carry product liability insurance that covers our clinical trials up to a $10 million annual aggregate limit. We will need to increase the amount of coverage if and when we have a product that is commercially available. If we are unable to obtain sufficient product liability insurance at an acceptable cost, potential product liability claims could prevent or inhibit the commercialization of any products that we may develop, alone or with corporate collaborators.

If we use biological and hazardous materials in a manner that causes injury, we may be liable for damages.

Our research and development activities involve the controlled use of potentially harmful biological materials, hazardous materials, chemicals and various radioactive compounds, and are subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. While to our knowledge we have not been in violation of any environmental laws, nor have we been the subject of any investigation for violations of environmental laws in the past, we cannot completely eliminate the risk of accidental contamination or injury from the use, storage, handling or disposal of these materials. We currently have $275,000 in insurance coverage, which we believe is a reasonably adequate amount to insulate us from damage claims arising from our use of hazardous materials. However, in the event of contamination or injury, we could be held liable for damages that result, and any liability could exceed our resources.

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

•	establishing a classified board of directors requiring that members of the board be elected in different years, which lengthens the time needed to elect a new majority of the board;

•	authorizing the issuance of “blank check” preferred stock that could be issued by our board of directors to increase the number of outstanding shares or change the balance of voting control and thwart a takeover attempt;

•	prohibiting cumulative voting in the election of directors, which would otherwise allow for less than a majority of stockholders to elect director candidates;

•	limiting the ability of stockholders to call special meetings of the stockholders;

•	prohibiting stockholder action by written consent and requiring all stockholder actions to be taken at a meeting of our stockholders; and

•	establishing 90 to 120 day advance notice requirements for nominations for election to the board of directors and for proposing matters that can be acted upon by stockholders at stockholder meetings.

We adopted a stockholder rights plan that may discourage, delay or prevent a merger or acquisition that is beneficial to our stockholders.

In November 2001, our board of directors adopted a stockholder rights plan that may have the effect of discouraging, delaying or preventing a merger or acquisition that is beneficial to our stockholders by diluting the ability of a potential acquiror to acquire us. Pursuant to the terms of our plan, when a person or group, except under certain circumstances, acquires 20% or more of our outstanding common stock or 10 business days after commencement or announcement of a tender or exchange offer for 20% or more of our outstanding common stock, the rights (except those rights held by the person or group who has acquired or announced an offer to acquire 20% or more of our outstanding common stock) would generally become exercisable for shares of our common stock at a discount. Because the potential acquiror’s rights would not become exercisable for our shares of common stock at a discount, the potential acquiror would suffer substantial dilution and may lose its ability to acquire us. In addition, the existence of the plan itself may deter a potential acquiror from acquiring us. As a result, either by operation of the plan or by its potential deterrent effect, mergers and acquisitions of us that our stockholders may consider in their best interests may not occur.

Substantial future sales of our common stock by us or by our existing stockholders could cause our stock price to fall.

Additional equity financings or other share issuances by us, including shares issued in connection with strategic alliances, could adversely affect the market price of our common stock. Sales by existing stockholders of a large number of shares of our common stock in the public market or the perception that additional sales could occur could cause the market price of our common stock to drop. As of September 30, 2003, we had 35,936,428 shares of our common stock outstanding, of which 33,290,874 were freely tradable and 2,645,554 were transferable in accordance with certain volume and manner of sale restrictions under Rule 144. The holder of approximately 2.5 million shares of our common stock is entitled to registration rights with respect to 1.5 million shares. If we propose to register any of our securities under the Securities Act, the holder of these shares is entitled to notice of the registration and is entitled to include, at our expense, its shares of common stock in the registration and any related underwriting. However, among other conditions, the underwriters may limit the number of shares to be included in the registration. In addition, the holder of these shares may require us, at our expense, on not more than two occasions and subject to certain limitations, to file a registration statement under the Securities Act with respect to its shares of common stock, and we will be required to use our best efforts to effect the registration.

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

Our stock prices and the market prices for securities of biotechnology companies in general have been highly volatile, with recent significant price and volume fluctuations, and may continue to be highly volatile in the future. During 2002, our common stock traded between $16.13 and $8.01. During the nine months ended September 30, 2003, our common stock traded between $23.31 and $10.02. You may not be able to sell your shares quickly or at the market price if trading in our stock is not active or the volume is low. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock, some of which are beyond our control:

•	developments regarding, or the results of, our clinical trials, including TELCYTA clinical trials;

•	announcements of technological innovations or new commercial products by our competitors or us;

•	developments concerning proprietary rights, including patents;

•	developments concerning our collaborations; publicity regarding actual or potential medical results relating to products under development by our competitors or us;

•	regulatory developments in the United States and foreign countries;

•	litigation;

•	economic and other external factors or other disaster or crisis; or

•	period-to-period fluctuations in our financial results.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The following discussion about our market risk exposure involves forward-looking statements. We are exposed to market risk related mainly to changes in interest rates and we believe our exposure to market risk is immaterial. We do not use or hold derivative financial instruments.

The fair value of our investments in marketable securities at September 30, 2003 was $69.1 million, with a weighted-average maturity of 131 days and a weighted-average interest rate of 1.42%. Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio to assist us in funding our research and development activities. Our marketable securities portfolio is primarily invested in corporate debt securities with an average maturity of under one year and a minimum investment grade rating of A or A-1 or better to minimize credit risk. Although changes in interest rates may affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments were sold prior to maturity. Through our money managers, we maintain risk management control systems to monitor interest rate risk. The risk management control systems use analytical techniques, including sensitivity analysis.

We have operated primarily in the United States and all funding activities with our collaborators to date have been made in U.S. dollars. Accordingly, we do not have any exposure to foreign currency rate fluctuations.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures. Based on their evaluation as of September 30, 2003, our principal executive officer and principal financial officer have concluded that Telik’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, were sufficiently effective to ensure that information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules on Form 10-Q.

Changes in internal controls. There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the effectiveness of controls. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (1)

4.1	Specimen Stock Certificate. (1)

4.2	Amended and Restated Registration Rights Agreement, dated March 31, 2000, between Telik and holders of Telik’s Series B, Series E, Series F, Series G, Series H, Series I, Series J and Series K preferred stock. (1)

4.3	Right Agreement dated November 2. 2001, by and between Telik and Wells Fargo Bank Minnesota, N.A., as Rights Agent. (2)

4.4	Registrant’s Certificate of Designation of Series A Junior Participating Preferred Stock. (2)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on April 4, 2000, as amended (File No. 333-33868).

(2)	Incorporated by reference to exhibits to our Current Report on Form 8-K dated November 2, 2001 filed on November 5, 2002.

(b)	Reports on Form 8-K

We furnished a report on Form 8-K, dated July 30, 2003, announcing second quarter 2003 financial results for the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELIK, INC

/s/ CYNTHIA M. BUTITTA.

Cynthia M. Butitta Chief Operating Officer and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date: November 12, 2003

EXHIBIT INDEX

Exhibits

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (1)

4.1	Specimen Stock Certificate. (1)

4.2	Amended and Restated Registration Rights Agreement, dated March 31, 2000, between Telik and holders of Telik’s Series B, Series E, Series F, Series G, Series H, Series I, Series J and Series K preferred stock. (1)

4.3	Right Agreement dated November 2. 2001, by and between Telik and Wells Fargo Bank Minnesota, N.A., as Rights Agent. (2)

4.4	Registrant’s Certificate of Designation of Series A Junior Participating Preferred Stock. (2)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on April 4, 2000, as amended (File No. 333-33868).

(2)	Incorporated by reference to exhibits to our Current Report on Form 8-K dated November 2, 2001 filed on November 5, 2002.