Form 10-K
period 2003-12-31
TELIK INC
filed 2004-03-05
CIK 1109196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $432,805,000 as of June 30, 2003, based upon the closing sale price on the Nasdaq National Market reported for such date. The determination of affiliate status for the purposes of this calculation is not necessarily a conclusive determination for other purposes. The calculation excludes approximately 8,848,538 shares held by directors, officers and stockholders whose ownership exceeded five percent of the Registrant’s outstanding Common Stock as of June 30, 2003. Exclusion of these shares should not be construed to indicate that such person controls, is controlled by or is under common control with the Registrant.

There were 43,646,405 shares of Registrant’s Common Stock issued and outstanding as of February 27, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the definitive proxy statement for the Registrant’s Annual Meeting of Stockholders to be held on May 14, 2004.

TELIK, INC.

2003 ANNUAL REPORT ON FORM 10-K

Disclosure Regarding Forward-Looking Statements

This report on Form 10-K, including the documents that we incorporate by reference, contains statements indicating expectations about future performance and other forward-looking statements that involve risks and uncertainties. We usually use words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “future,” “intend,” “potential,” or “continue” or the negative of these terms or similar expressions to identify forward-looking statements. These statements appear throughout the Form 10-K and are statements regarding our current intent, belief, or expectation, primarily with respect to our operations and related industry developments. Examples of these statements include, but are not limited to, statements regarding the following: the implications of positive interim or final results of our Phase 2 clinical trials, the progress and timing of our research programs, including clinical testing, our anticipated timing for filing additional IND, or Investigational New Drug, applications with the Food and Drug Administration for the initiation or completion of Phase 1, Phase 2 or Phase 3 testing for any of our product candidates, the extent to which our issued and pending patents may protect our products and technology, our ability to identify new product candidates using TRAP technology (our proprietary Target-Related Affinity Profiling technology, which is discussed below), the potential of such product candidates to lead to the development of safer or more effective therapies, our ability to develop the technology derived from our collaborations and to enter into additional TRAP collaborations, our future operating expenses, our future losses, our future expenditures for research and development, the sufficiency of our cash resources and our use of proceeds from our follow-on public offering in 2003. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report on Form 10-K. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in the section of Item 7 entitled “Risk Factors,” and elsewhere in this report on Form 10-K. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

“Telik,” the Telik logo, TRAP, TELCYTA and TELINTRA are trademarks of Telik, Inc. All other brand names or trademarks appearing in this report on Form 10-K are the property of their respective holders.

PART I

Item 1.     Business.

OVERVIEW

Telik, Inc., a Delaware corporation formed in 1988, is a biopharmaceutical company working to discover, develop and commercialize innovative small molecule drugs to treat serious diseases. Our most advanced drug development candidate is TELCYTA (TLK286), a tumor-activated small molecule cancer product candidate. We initiated a Phase 3 registration trial of TELCYTA for the treatment of ovarian cancer in March 2003, and plan to initiate a Phase 3 registration trial of TELCYTA in non-small cell lung cancer in 2004. We are also conducting additional clinical trials of TELCYTA in non-small cell lung, ovarian and breast cancer. TELINTRA (TLK199), our second product candidate, is in a Phase 1-2 trial in myelodysplastic syndrome, a form of pre-leukemia. We discovered our product candidates using our proprietary drug discovery technology, TRAP, which enables the rapid and efficient discovery of small molecule product candidates. We have not obtained regulatory approval for the commercial sale of any products and we have not received any revenues from the commercial sale of products.

TELCYTA, our lead cancer product candidate, is a small molecule tumor-activated cancer product candidate that we are evaluating for the treatment of cancers that are resistant to standard chemotherapy drugs. TELCYTA binds to glutathione S-transferase P1-1, or GST P1-1, a protein that is elevated in many human cancers, such as ovarian, non-small cell lung, colorectal, breast and other types of cancer. GST P1-1 levels are often further elevated following treatment with many standard chemotherapy drugs, and this elevation is associated with the development of resistance to these drugs. When TELCYTA binds to GST P1-1 inside a cancer cell, a chemical reaction occurs, releasing fragments of TELCYTA that cause programmed cancer cell death, or apoptosis.

TELCYTA has shown single agent antitumor activity in Phase 2 trials in refractory or resistant ovarian, non-small cell lung, breast and colorectal cancer. In addition to these Phase 2 single agent trials TELCYTA is being studied in combination with standard chemotherapy agents in Phase 1-2 trials. In these trials, TELCYTA is administered in escalating doses in combination with a standard dose of approved chemotherapy drugs. These studies consist of TELCYTA in combination with Paraplatin® in recurrent ovarian cancer, TELCYTA in combination with Doxil® in platinum refractory or resistant ovarian cancer and TELCYTA in combination with Taxotere® in platinum resistant non-small cell lung cancer. Positive interim results from these trials were presented at the annual meeting of the American Society of Clinical Oncology in June 2003 and at the American Association for Cancer Research—National Cancer Institute—European Organization for Research and Treatment of Cancer, or AACR-NCI-EORTC, Molecular Targets and Cancer Therapeutics Conference in November 2003.

We initiated a Phase 3 registration trial of TELCYTA for the treatment of ovarian cancer in March 2003. We plan to initiate a Phase 3 registration trial of TELCYTA in non-small cell lung cancer in 2004. We have completed a Special Protocol Assessment review by the U.S. Food and Drug Administration (“FDA”) and have received Fast Track designation for both trials. We have retained worldwide commercialization rights for TELCYTA.

TELINTRA, our second cancer product candidate, is a small molecule bone marrow stimulant that we are developing for the treatment of blood disorders associated with low blood cell levels, such as neutropenia or anemia. Neutropenia and anemia are associated with myelodysplastic syndrome, or MDS, a form of pre-leukemia for which there is no approved therapy. Neutropenia is also a toxic side effect of cancer chemotherapy. TELINTRA activates signaling pathways that lead to the growth and differentiation of blood cells. In preclinical tests, TELINTRA has been shown to stimulate white blood cell production. This effect may provide the basis for the treatment of MDS and other conditions associated with low blood cell production with TELINTRA. We initiated a Phase 1-2 clinical trial in MDS in April 2002. Interim results presented at the American Association of Cancer Research meeting in April 2003 and at the American Society of Hematology in December 2003 showed positive effects in patients with MDS. We have retained worldwide commercialization rights for TELINTRA.

Our next product candidate may be selected from our ongoing discovery research programs and our collaborators with leading cancer centers. These include compounds intended to activate the insulin receptors intended for the treatment of diabetes, inhibitors of GST, Raf kinase and other enzymes that we believe are critical to the growth of cancer cells and intended for the treatment of cancer, as well as MCP-1 inhibitors that have potential for the treatment of inflammatory diseases.

We discovered all of our product candidates using our proprietary technology, Target-Related Affinity Profiling, or TRAP, which enables the rapid and efficient discovery of small molecule product candidates. TRAP exploits a fundamental property of all drugs, which is their selective interaction with proteins. By developing a profile of how small molecule chemicals interact with a reference panel of proteins, we believe we can identify compounds active against disease-related protein targets much faster than with alternative technologies.

Our Strategy

Our goal is to become a leading pharmaceutical company focused on discovering, developing and commercializing innovative small molecule drugs to treat serious diseases including cancer, diabetes and inflammatory diseases. Key elements of our strategy are to:

•	Develop small molecule drugs for major disease areas. We intend to develop small molecule drugs to address unmet needs in the areas of cancer, diabetes and inflammatory diseases. The number of patients with these diseases has been increasing due primarily to the aging population. This has led to a growing demand for new drugs that offer competitive advantages over existing products, such as improved effectiveness and reduced side effects. The advantages of small molecule drugs over therapeutic proteins include the ease of manufacturing and administration, the potential for oral dosing and applicability to a wider range of disease targets, including those inside the cell.

•	Retain commercial rights to our product candidates. We plan to seek to retain significant commercial rights to our product candidates by conducting clinical development activities at least through initial proof of efficacy in humans. Since the development process for cancer drugs is relatively short and well defined, the cost and time required to bring new drugs to market is significantly less than that required for other therapeutic categories, permitting us to retain commercialization rights through completion of clinical trials. In disease areas that require larger and longer clinical trials, such as diabetes, we plan to share the risks and costs of development by partnering these programs before completion of registration trials, which we expect may require granting commercialization rights to our collaborators.

Our goal is to develop and commercialize our cancer product candidates in North America. We believe that the hospital-based cancer market in the United States is readily accessible by a limited sales and marketing presence due to the concentrated market of prescribing physicians coupled with the substantial unmet therapeutic needs. As appropriate, we will seek to establish collaborations with multinational pharmaceutical companies to assist in the commercialization of our product candidates.

•	Select targets strategically. We believe that we can apply our TRAP drug discovery technology to virtually any protein target. We regularly review the progress of scientific and clinical research in important disease areas to identify targets with commercial potential. By careful selection of targets, we intend to develop product candidates with a clear path to regulatory approval and the potential to show early evidence of clinical efficacy. This strategy will allow us to reduce the risk inherent in drug discovery and accelerate the commercialization of our product candidates.

•

Use TRAP to sustain a pipeline of product candidates.    We believe our proprietary TRAP drug discovery platform allows us to rapidly and efficiently identify small molecules active against potential disease targets. We have used and plan to continue to use this platform to provide a pipeline of future product development candidates generated internally or through collaborations. For example, through a collaboration with the University of Arizona Cancer Center, we are applying TRAP to identify novel compounds active against a wide range of potential cancer targets. We plan to secure additional academic partners for the use of TRAP technology. We also have entered into corporate collaborations, most recently with Hoffman-La Roche Inc. to assist our partners in identifying product candidates for promising therapeutic targets.

Product Candidate Pipeline Summary

We have concentrated our efforts in three therapeutic areas: cancer, diabetes and inflammatory diseases. We periodically reevaluate and prioritize our research programs. The following table summarizes key information about our current product candidate pipeline:

Product Candidate	Clinical Indication	Development Status	Commercialization Rights

Clinical

TELCYTA(TLK286) Tumor-activated cancer product candidate	Ovarian cancer Non-small cell lung cancer Ovarian cancer Non-small cell lung cancer Colorectal cancer Breast cancer Ovarian cancer (Doxil® combination)	Phase 3—on going Phase 3—planned Phase 2—completed Phase 2—completed Phase 2—completed Phase 2—ongoing Phase 2—ongoing	Worldwide
	Ovarian cancer (Paraplatin®) combination)	Phase 1-2—ongoing
	Non-small cell lung cancer (Taxotere® combination)	Phase 2—ongoing

TELINTRA(TLK199) Bone marrow stimulant	MDS	Phase 1-2—ongoing	Worldwide

Preclinical

GST inhibitor	Cancer	Small molecule inhibitors discovered	Worldwide

Raf kinase inhibitor	Cancer	Small molecule inhibitors discovered	Worldwide

Aurora kinase inhibitor	Cancer	Small molecule inhibitors discovered	Worldwide

DNA methyl transferase inhibitor	Cancer	Small molecule inhibitors discovered	Worldwide

PARG (Poly(ADP-ribose) Glycohydrolase)	Cancer	Small molecule inhibitors discovered	Worldwide

IGF-1 inhibitor	Cancer	Small molecule inhibitors discovered	Worldwide

Insulin receptor activators	Type 2 diabetes	Preclinical and safety assessment ongoing	Worldwide except Japan and certain other Asian countries

MCP-1 antagonist	Rheumatoid arthritis, asthma, atherosclerosis, multiple sclerosis, inflammatory bowel disease, cancer	Preclinical and safety assessment ongoing	North and South America and joint in Europe

Product Candidates

Our two most advanced product candidates are for cancer treatment. We are developing TELCYTA initially for the treatment of chemotherapy-resistant cancers. We initiated a Phase 3 registration trial of TELCYTA for the treatment of ovarian cancer in March 2003 and plan to initiate a Phase 3 registration trial of TELCYTA in non-small cell lung cancer in 2004. We are developing TELINTRA for the treatment of low white blood cell levels found in MDS, a form of pre-leukemia, as well as a toxic side effect of conventional chemotherapy characterized by depletion of white blood cells. We have ongoing a Phase 1-2 clinical trial in MDS and interim results reported in 2003 showed positive effects in patients. We have a pipeline of preclinical product candidates and discovery research programs that are in various stages of development. We are continuously evaluating and prioritizing these programs to assess their potential for successful clinical development.

Product Development Programs

Cancer

Our two most advanced product candidates, TELCYTA and TELINTRA, are being developed to treat serious cancers for which there is significant demand for new therapies. Cancer is the second leading cause of death in the United States according to the American Cancer Society’s 2003 Cancer Facts and Figures. The five-year survival rates for patients with cancers that have spread from their original site are poor. These poor survival rates reflect the limitations of current treatments and the development of resistance to available treatments. In addition, current treatments are often associated with severe toxic side effects.

TELCYTA—Tumor-activated cancer product candidate

TELCYTA is a small molecule product candidate we are initially developing for the treatment of cancers that have resisted standard chemotherapeutic drugs as well as experimental agents. TELCYTA binds to glutathione S-transferase, or GST, a protein known to play an important role in the development of resistance to commonly used chemotherapeutic drugs. GST initiates a series of events in a cell that are responsible for the deactivation of a variety of drugs and toxins and their subsequent removal from the body. In a person with a cancer, GST also functions to break down chemotherapeutic drugs administered for treatment. If a person’s cancer has increased GST levels, either initially or following exposure to some chemotherapeutic drugs, GST will limit the effectiveness of treatment by breaking down the chemotherapeutic drug before it can kill cancer cells.

GST P1-1 is a type of GST that is elevated in many cancers and is often further elevated following treatment with standard chemotherapeutic drugs. When TELCYTA binds to GST P1-1, it releases a fragment with a proven mechanism of killing cancer cells as well as other reactive agents. In contrast to the usual situation in which GST is involved in the destruction of chemotherapeutic drugs, GST activates TELCYTA when TELCYTA reaches its cellular target. In this way, TELCYTA kills cancer cells by utilizing the same mechanism that normally deactivates chemotherapeutic drugs, which results in cell death through a process called apoptosis.

TELCYTA has been evaluated in multiple clinical trials. Results from these trials indicate that TELCYTA is generally well-tolerated, with mostly mild to moderate side effects, particularly when compared to the side effects and toxicities of standard chemotherapeutic drugs. This tolerability profile may be an important clinical advantage for TELCYTA. Since combination drug regimens are commonly used in cancer treatment, the tolerability profile of TELCYTA and its lack of overlapping toxicities with standard chemotherapeutic drugs suggest TELCYTA may be well suited for inclusion into combination chemotherapy regimens.

We initiated the first Phase 3 registration trial with TELCYTA in chemotherapy resistant ovarian cancer. We expect to initiate a Phase 3 registration trial of TELCYTA in non-small cell lung cancer in 2004.

In June 2003, at the American Society of Clinical Oncology annual meeting, we announced positive interim results from the multicenter Phase 2 trials of TELCYTA in ovarian, non-small cell lung and breast cancer. In the ovarian cancer trial, the non-small cell lung cancer trial and breast cancer trial, TELCYTA demonstrated significant single agent antitumor activity, including multiple objective tumor responses and prolongation of expected survival in patients who were unresponsive to standard treatments. The results of the ovarian cancer trial and the non-small cell lung cancer trial were similar to those observed in previous Phase 2 trials we reported at the American Society of Clinical Oncology annual meeting in May 2002.

We have ongoing Phase 1-2 trials testing TELCYTA in combination with standard chemotherapeutic drugs, including Paraplatin in recurrent ovarian cancer, TELCYTA in combination with Doxil in platinum refractory or resistant ovarian cancer and TELCYTA in combination with Taxotere in platinum resistant non-small cell lung cancer. In November 2003, at the AACR-NCI-EORTC Molecular Targets and Cancer Therapeutics Conference in Boston, we announced positive interim results in all three trials, including multiple objective tumor responses as well as the absence of unanticipated toxicities.

TELINTRA—Bone marrow stimulant

TELINTRA is a small molecule product candidate that we believe has the potential to increase white blood cell counts in cancer patients. In addition to killing cancer cells, chemotherapeutic drugs also kill rapidly dividing normal cells. These include normal cells found in bone marrow that eventually become white blood cells capable of fighting infection. Lowered levels of a type of white blood cells, called neutrophils, cause a condition called neutropenia. Neutropenia is a common side effect of chemotherapy and renders the already weakened cancer patient susceptible to life-threatening infections. Low white blood cell levels are also found in a number of pre-leukemic conditions, such as MDS, that may require treatment to prevent infections.

Granulocyte colony stimulating factor, or G-CSF, is the current standard therapy for the treatment of neutropenia, since it accelerates the recovery of white blood cells to a normal level. G-CSF acts by binding to a receptor protein on the surface of the cell and activating a signaling pathway within the cell. This signal causes white blood cells in the bone marrow to divide and mature, increasing the number of white cells in the blood capable of fighting infection. Evidence from our preclinical studies suggests that TELINTRA acts upon the same signaling pathway that is activated by G-CSF.

Our Phase 1-2 trial in patients with MDS is ongoing and has not identified a dose limiting toxicity. MDS is a disease characterized by defects in the blood producing cells of the bone marrow, in which low white blood cell levels occur and patients are at risk of serious infections. MDS is a pre-leukemic condition and the current treatments for MDS, including antibiotics, growth factors and bone marrow transplantation, remain unsatisfactory. This clinical trial, which is anticipated to enroll approximately 35 patients, will establish the safety, dose limiting toxicities and maximum tolerated dose of TELINTRA. Once the maximum tolerated dose or the optimal biologic dose is determined, the subsequent stage of the study will evaluate the safety and efficacy of TELINTRA in the treatment of the low white blood cell levels associated with this disorder. We presented positive interim data at the annual meeting of the American Association for Cancer Research in April 2003 and at the American Society of Hematology annual meeting in December 2003.

TELINTRA is expected to offer the advantages of a small molecule drug over a therapeutic protein, including ease of manufacturing and the potential for oral administration. The low cost of production and potential oral availability of TELINTRA may allow us to offer a product that is an attractive compound to the current market for drugs that stimulate the production of white blood cells. We have retained worldwide commercial rights to TELINTRA. At the appropriate time, we intend to select collaborators with capabilities in development, sales and marketing.

Research Discovery Programs

In addition to generating our current clinical product portfolio, TRAP has allowed us to build our research pipeline with product candidates against targets in cancer, diabetes and inflammatory diseases. We have chosen to pursue those protein targets that have engendered a high level of interest in the drug discovery community, address important unmet clinical needs and whose modulation are expected to have a beneficial effect in treating a given disease. We are continually evaluating and prioritizing our early stage programs. We retain worldwide commercialization rights for all of our preclinical candidates except MCP-1, for which we retain rights in North and South America while sharing rights in Europe and for the insulin receptor activators for which we have licensed commercial rights in Japan and certain other Asian countries.

Insulin receptor activators

Diabetes is a major health problem and is a leading cause of serious coronary disease, adult blindness, lower limb amputations and serious kidney disease. Adult onset, or Type 2 diabetes, results from the decreased ability of insulin, a hormone that regulates blood sugar levels, to activate its protein receptor and lower blood glucose levels. There remains an acute need for new agents with a novel mechanism of action, alone or in combination with already approved drugs, to increase the control of blood sugar, decrease long-term complications and help delay the need of Type 2 diabetics for insulin injections.

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

Our collaborator, Sanwa, has commercialization rights in Japan and certain other countries in Asia. We have retained commercialization rights in the rest of the world. Because the development of diabetes drugs is longer and more expensive than for cancer drugs, we intend to share the risks and costs of development by partnering this program before completion of registration trials, which we expect will require granting commercialization rights to additional collaborators.

GST inhibitor

As part of our ongoing program in GST from which we have identified both of our lead compounds, TELCYTA and TELINTRA, we have prepared and tested compounds that have new toxic fragments attached to the GST recognition site. Several of these compounds have shown the ability to kill human cancer cells in the laboratory. We believe that these novel compounds leverage our GST P1-1 technology platform.

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

Our research has identified inhibitors selected for an important chemokine mediator of the inflammatory response: MCP-1. These inhibitors block the interaction of MCP-1 with its protein receptor and are active in animal models of inflammatory disease.

We have exclusive commercialization rights in North America and South America. We share commercialization rights with our collaborator, Sanwa, in Europe.

TRAP Technology

Our Target-Related Affinity Profiling, or TRAP, drug discovery technology is designed to rapidly and efficiently identify small molecule product candidates that act on disease related protein targets. TRAP technology offers solutions to the two major challenges facing drug discovery: the explosive growth in the number of new protein targets generated by the advances in genomics and the intrinsic limitations of the Ultra High Throughput Screening, or UHTS, approach. TRAP offers several competitive advantages over UHTS, because it is able to accommodate thousands, rather than hundreds, of targets, is cost-effective to screen unproven targets for the purpose of validation and avoids the use of highly simplified assays.

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

By comparing the relative strengths of the interaction of a small molecule with each panel protein, a protein affinity profile, or fingerprint, is produced for the small molecule. One type of assay we use, called a binding assay, measures the interaction of a panel protein with a specially designed binding partner, or ligand, in the presence of a small molecule. If the small molecule has an affinity for the same site on the panel protein as the ligand, the amount of ligand that binds will be reduced. This decrease in the amount of the ligand that binds to each panel protein comprises the small molecule’s fingerprint.

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

We have used TRAP to assemble our library of small molecules, which is enriched by compounds that interact with proteins in a selective fashion and contains multiple compounds that can undergo each mode of protein interaction. We believe that this process creates a small molecule library with a greater likelihood of containing a compound that interacts with any specified protein, thus having a higher probability of generating product candidates than a conventionally or randomly assembled library. As a consequence, TRAP identifies those small molecules with a higher probability of being product candidates from within the universe of possible compounds, allowing their assembly into a manageable product discovery library. All of the known products that we have examined lie within the bounds of the library defined by TRAP.

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

These collaborations include the following:

Sanwa

In December 1996, we entered into a collaboration and license agreement with a Japanese pharmaceutical company, Sanwa Kagaku Kenkyusho Co., Ltd., focusing on diabetes. We also entered into a screening services agreement with Sanwa in which we agreed to employ our proprietary TRAP technology to identify compounds that are active against biological targets identified by Sanwa. We have amended the screening services agreement, most recently in March 2002.

Under the collaboration and related license agreements, we have received payments for certain research and development activities, and we may receive payments for achievement of specified development milestones, such as initiation of clinical trials and submission of Sanwa’s request for regulatory approval, and royalties on product sales, if any, in several countries in Asia. We have received a total of $12.0 million from Sanwa under the collaboration agreement and may receive up to an additional $10.0 million in the future should any product be successfully developed and commercialized under these collaborations. In addition to research funding, Sanwa invested an aggregate of $11.0 million in our equity securities between 1996 and 1998.

Diabetes Collaboration and License Agreements

The goal of our collaboration agreement with Sanwa has been to establish a program to discover and commercialize compounds that act on the insulin signal transduction pathway and may be useful for the treatment of diabetes. In exchange for Sanwa’s payment of an initial fee and provision of research funding, we employed our compound library, TRAP technology, and other drug discovery technologies to identify and optimize drug development candidates. We have completed the research portion of the collaboration.

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

Screening Services Agreement

Under the screening services agreement with Sanwa we agreed to employ our proprietary TRAP technology to identify compounds that are active against biological targets identified by Sanwa. In September 1997 and October 1998, this agreement was amended to increase the number of targets, extend the term of the agreement and include the optimization of lead compounds for a period of two years. The agreement was further amended in March 2002 to clarify certain procedures for optimization of lead compounds, establish dates by which we would file at least one patent in three different categories of compounds, and permit Sanwa to submit to the screening program targets obtained from third parties. We concluded the optimization of a lead compound identified through the use of our TRAP technology in May 2003. Under the agreement, Sanwa has exclusive rights in Japan, Korea, Taiwan and China to commercialize the active compounds and inventions relating to compounds discovered in the collaborations. We have equivalent exclusive rights in North and South America. Elsewhere in the world, we will share with Sanwa all revenues arising from the active compounds and related inventions. The agreement will terminate on December 20, 2006. Either party may terminate the agreement at any time with notice upon material breach by the other party of its obligations.

The University of Arizona

In January 2001, we entered into a research and license agreement with the Arizona Cancer Center at the University of Arizona to use our TRAP technology for the identification of small molecule compounds active against cancer related drug targets. The Arizona Cancer Center has successfully conducted biologic assays to screen TRAP-generated compounds for pharmacologic activity and we have selected four new compounds for further development. We have exclusive worldwide rights to develop and commercialize compounds that we selected, and will use the Arizona Cancer Center as a preferred clinical site for our oncology drug development programs arising from this collaboration. In July 2002, we exercised our option to obtain exclusive worldwide rights to intellectual property, including small molecule product candidates, for four cancer targets. The license agreement will continue until the expiration of the patents covering such compounds.

Hoffmann-La Roche

In March 2003, we entered into a screening and license agreement with Hoffmann-La Roche, or Roche, to utilize our TRAP technology to identify product candidates active against a pharmaceutical target selected by Roche. We are entitled to receive certain payments upon acceptance of drug compounds by Roche.

Patents and Proprietary Information

Patents and other proprietary rights are very important to our business. If we have enforceable patents of sufficient scope, it can be more difficult for our competitors to use our technology to create competitive products or to obtain patents that prevent us from using technology we create. As part of our business strategy, our policy is to actively file patent applications in the United States and internationally to cover new chemical compounds, pharmaceutical compositions, methods of preparation of the compounds and compositions and therapeutic uses of the compounds and compositions, methods related to our TRAP technology, and improvements in each of these. We also rely on trade secret information, technical know-how, innovation and agreements with third parties to continuously expand and protect our competitive position.

We have a number of patents and patent applications related to our compounds and other technology, but we cannot be certain that issued patents will be enforceable or provide adequate protection or that the pending patent applications will issue as patents. The following table shows the actual or estimated expiration dates in the United States and internationally for the primary patents and for patents that may issue from pending applications that cover our TRAP technology and the compounds in our product candidates.

	US patent expirations	Foreign patent expirations
TRAP	2013	2015	*
Product candidates
TELCYTA	2013	2014	*
TELINTRA	2014	2014	*

*	Includes pending applications

We may obtain patents for our compounds many years before we obtain marketing approval for them. We can generally apply for patent term extensions once the marketing approvals are obtained.

We also rely on trade secret information, technical know-how, innovation and agreements with third parties to continuously expand and protect our proprietary position. We require our employees and consultants to execute non-disclosure and assignment of invention agreements on commencement of their employment or engagement. We do not disclose our trade secrets (including significant aspects of our TRAP technology) outside Telik except where disclosure is essential to our business, and we require those individuals, companies and institutions doing business with us, including TRAP collaborators, to execute agreements to protect our trade secrets.

Competition

Competition in the pharmaceutical and biotechnology industries is intense. The drugs that we are attempting to develop will have to compete with existing therapies. In addition, a large number of companies are pursuing the development of pharmaceuticals that target the same diseases and conditions that we are targeting. Many pharmaceutical or biotechnology companies have products on the market and are actively engaged in the research and development of products that are competitive with our potential products. Many of these companies and institutions, either alone or together with their collaborative partners, have substantially greater financial, manufacturing, sales, distribution and technical resources and more experience in research and development, clinical trials and regulatory matters, than we do.

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

Clinical trials are conducted in three sequential phases but the phases may overlap. Phase 1 clinical trials may be performed in healthy human subjects or, depending on the disease, in patients. The goal of Phase 1 clinical trials is to establish initial data about the safety and tolerance of the product in humans. In Phase 2 clinical trials, in addition to safety, the efficacy of the product is evaluated in a limited number of patients with the target disease. Phase 3 trials typically involve additional testing for safety and clinical efficacy in expanded, large-scale, multi-center studies of patients with the target disease. We have engaged contract research organizations, or CROs, to facilitate the administration of our Phase 3 registration trials.

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

Outside the United States, our ability to market a product is contingent upon receiving marketing authorization from the appropriate regulatory authorities. The requirements governing the conduct of clinical trials, marketing authorization, pricing and reimbursement vary widely from country to country. At present, foreign marketing authorizations are applied for at a national level, although within the European Union registration procedures are available to companies wishing to market a product in more than one European Union member state. If the regulatory authority is satisfied that adequate evidence of safety, quality and efficacy has been presented, a marketing authorization will be granted.

Manufacturing

We are using third party manufacturers to produce clinical supplies of TELCYTA under cGMP regulations. We are conducting process development testing with a drug manufacturer to scale up production of adequate clinical supplies of TELINTRA in a liposomal formulation.

Since our two affiliated sources for supply of active ingredients in TELCYTA, Organichem Corporation and Albany Molecular Research Inc., merged during 2003, we are currently dependent on a single source supply of the active ingredient and we are working to identify additional sources. We presently depend on a single source of supply for clinical quantities of the active ingredient in TELINTRA, Bachem Corporation, and a single source of supply for a key excipient used in the formulation of TELINTRA, Lipoid GmbH. Cardinal Health, Inc. is our sole formulator of TELCYTA and TELINTRA. While these suppliers and formulator currently meet our preclinical and clinical trial requirements, we currently do not have supply agreements with any of these entities, other than with Cardinal Health.

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

Research and Development

We believe that our ongoing research and development efforts are very important to our success. Our goal is to develop small molecule drugs for major disease areas and this goal has been supported by our substantial research and development investments. We spent approximately $42.3 million in 2003, $30.5 million in 2002 and $18.2 million in 2001 on research and development. We conduct research internally and also through collaborations with third parties, including universities, and we intend to maintain our strong commitment to our research and development efforts in the future. Approximately 44% of our research and development is conducted internally and 56% is conducted through collaborations with third parties, including contract research organizations and consultants.

Employees

As of January 31, 2004, our workforce consisted of 106 full-time employees, 35 of whom hold PhD or MD degrees, or both, and 23 of whom hold other advanced degrees. Of our total workforce, 79 are engaged in research and development and 27 are engaged in business development, finance and administration. None of our employees are represented by a collective bargaining agreement, nor have we experienced work stoppages. We believe that our relations with our employees are good.

Available Information

Our website address is www.telik.com; however, information found on our website is not incorporated by reference into this annual report on Form 10-K. We file electronically with the SEC our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. We make available free of charge on or through our website copies of these reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Further, a copy of this annual report on Form 10-K is located at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

Item 2.     Properties.

Our facility consists of approximately 92,000 square feet of research and office space located at 3165 Porter Drive in Palo Alto, California. The term of this lease is approximately 11.5 years, commencing in January 2003 and terminating in May 2014 with an option to extend the lease term for a period of five years. This facility replaced our previous research and office facility located at 750 Gateway Boulevard in South San Francisco, California, that expired in April 2003. In addition, we vacated approximately 7,000 square feet of office space located at 701 Gateway Boulevard that is leased to us until September 2004.

Item 3.     Legal Proceedings.

We are not currently involved in any legal proceedings.

Item 4.     Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our stockholders during the fiscal quarter ended December 31, 2003.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters.

Market for Our Common Stock

Our common stock trades on the Nasdaq Stock Market under the symbol “TELK”. The following table sets forth the high and low bid information for our common stock for each quarterly period within the two most recent fiscal years.

	High	Low
2003
Quarter ended March 31, 2003	$13.60	$10.02
Quarter ended June 30, 2003	$18.05	$12.20
Quarter ended September 30, 2003	$23.25	$15.55
Quarter ended December 31, 2003	$23.24	$18.91

2002
Quarter ended March 31, 2002	$14.50	$9.00
Quarter ended June 30, 2002	$13.30	$8.01
Quarter ended September 30, 2002	$15.43	$10.30
Quarter ended December 31, 2002	$16.13	$10.42

As of February 27, 2003 there were 123 stockholders of record. We have never paid our stockholders cash dividends, and we do not anticipate paying any cash dividends in the foreseeable future as we intend to retain any earnings for use in our business.

Equity Compensation Plan Information

The following table provides certain information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2003.

Equity Compensation Plan Information

Plan Category	(A) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(B) Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A) (1)
Equity compensation plans approved by security holders	5,297,010	$8.99	2,423,282	(2)
Equity compensation plans not approved by security holders	-0-	N/A	-0-

Total:	5,297,010	$8.99	2,423,282	(2)

(1)	Each year on January 1, starting January 1, 2001, the aggregate number of shares of common stock that may be issued pursuant to stock awards under the 2000 Equity Incentive Plan is automatically increased by the lesser of 1,500,000 shares or 5% of the total number of shares of common stock outstanding on that date or such lesser amount as may be determined by our board of directors. In addition, the 2000 Employee Stock Purchase Plan provides for automatic increases on that date in the number of shares equal to the lesser of 150,000 shares or 1% of the outstanding shares on that date or such lesser amount as may be determined by the Board.

(2)	Includes 481,676 shares issuable under the 2000 Employee Stock Purchase Plan.

Item 6.     Selected Financial Data.

	Years Ended December 31,
	2003	2002	2001	2000	1999
	(In thousands, except per share amounts)
Statement of Operations Data:
Contract revenue from collaborations:
With related parties	$417	$1,245	$1,588	$2,250	$2,000
Other	19	—	200	471	2,237
Other revenues	—	42	83	75	—

	436	1,287	1,871	2,796	4,237
Operating costs and expenses: (a)
Research and development	42,311	30,549	18,174	10,450	9,093
General and administrative	9,915	6,665	4,278	6,340	2,606

Total operating costs and expenses	52,226	37,214	22,452	16,790	11,699

Loss from operations	(51,790)	(35,927)	(20,581)	(13,994)	(7,462)
Interest income, net	1,148	1,145	2,015	1,437	398

Net loss	(50,642)	(34,782)	(18,566)	(12,557)	(7,064)
Deemed dividend to preferred stockholders	—	—	—	(4,667)	—

Net loss allocable to common stockholders	(50,642)	$(34,782)	$(18,566)	$(17,224)	$(7,064)

Basic and diluted net loss per share	$(1.38)	$(1.17)	$(0.77)	$(1.70)	$(3.21)
Shares used to calculate basic and diluted net loss per share	36,812	29,786	24,030	10,128	2,204
Pro forma basic and diluted net loss per share*				$(0.94)	$(0.47)
Shares used to calculate pro forma basic and diluted net loss per share*				18,254	14,879

*Note:	Our preferred stock was converted into common stock upon the closing of our initial public offering in August 2000. Pro forma net loss per share reflects the assumed conversion of our preferred stock into common stock at the beginning of years 2000 and 1999.

(a)	Intellectual property legal fees for the years 1999 thru 2002 have been reclassified from research and development expense to general and administrative expense to conform with our presentation in 2003.

	As of December 31,
	2003	2002	2001	2000	1999
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents, investments and restricted investments	$201,088	$104,282	$55,174	$41,250	$7,556
Working capital	172,627	89,669	48,244	37,681	3,936
Total assets	208,307	108,973	57,315	42,994	9,170
Current portion of capital lease obligations and loans	907	124	—	—	—
Non-current portion of capital lease obligations, loans and long-term liabilities	1,493	303	—	69	83
Deferred compensation, net	(93)	(607)	(1,173)	(2,312)	(260)
Accumulated deficit	(167,931)	(117,289)	(82,507)	(63,941)	(51,384)
Total stockholders’ equity	194,302	99,205	51,338	40,616	5,130

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Telik is engaged in the discovery, development and commercialization of small molecule therapeutics. We have incurred net losses since inception and expect to incur substantial and increasing losses for the next several years as we expand our research and development activities and move our product candidates into later stages of development. As of December 31, 2003, we had an accumulated deficit of $167.9 million.

Our expenses have consisted primarily of those incurred for research and development and general and administrative costs associated with our operations. The process of carrying out the development of our product candidates to later stages of development and our research programs may require significant additional research and development expenditures, including for preclinical testing and clinical trials, as well as for manufacturing development efforts and obtaining regulatory approval. We outsource our clinical trials and our manufacturing development activities to third parties to maximize efficiency and minimize our internal overhead. To date, we have funded our operations primarily through the sale of equity securities and non-equity payments from collaborative partners.

We are subject to risks common to biopharmaceutical companies, including risks inherent in our research, development and commercialization efforts, preclinical testing, clinical trials, uncertainty of regulatory and marketing approvals, enforcement of patent and proprietary rights, the need for future capital, potential competition, use of hazardous materials and retention of key employees. In order for a product to be commercialized, it will be necessary for us to conduct preclinical tests and clinical trials, demonstrate efficacy and safety of our product candidates to the satisfaction of regulatory authorities, obtain marketing approval, enter into manufacturing, distribution and marketing arrangements, obtain market acceptance and, in many cases, obtain adequate reimbursement from government and private insurers. We cannot provide assurance that we will generate revenues or achieve and sustain profitability in the future.

We expect that our quarterly and annual results of operations will fluctuate for the foreseeable future due to several factors, including the timing and extent of our research and development efforts and the outcome of our clinical trial activities. The successful development of our products is uncertain. Our limited operating history makes accurate prediction of future operating results difficult or impossible.

Clinical Status

TELCYTA, our lead product candidate, is a small molecule tumor-activated cancer product candidate that we are evaluating initially to treat cancers that are resistant to standard chemotherapy drugs. We initiated a Phase 3 registration trial of TELCYTA for the treatment of ovarian cancer in 2003. We plan to initiate a Phase 3 registration trial of TELCYTA in non-small cell lung cancer in 2004. We have completed a Special Protocol Assessment review by the FDA and have received Fast Track designation for both trials. We have also initiated enrollment in a Phase 2 clinical trial of TELCYTA for breast cancer patients who have not been previously treated with chemotherapy. In addition to single agent trials, TELCYTA is being studied in combination with standard chemotherapy agents in three Phase 1-2 dose-ranging trials. In these trials, TELCYTA is administered in escalating doses in combination with a standard dose of approved chemotherapy drugs.

TELINTRA, our second product candidate, is a small molecule bone marrow stimulant we are developing for the treatment of blood disorders associated with low blood cell levels, such as neutropenia or anemia. Our Phase 1-2 clinical trial in MDS was initiated in April 2002 to establish the safety, dose limiting toxicities and maximum tolerated dose of TELINTRA. This trial is on-going and has not identified a dose limiting toxicity.

We discovered all of our product candidates using our proprietary technology, Target-Related Affinity Profiling, or TRAP, which enables the rapid and efficient discovery of small molecule product candidates. We expect to enter into collaborative arrangements with third parties for clinical trials, development, manufacturing, regulatory approvals or commercialization of some of our products, particularly outside North America, or in disease areas requiring larger and longer clinical trials than cancer.

During 2003 we announced the following:

•	The initiation of a Phase 3 registration trial of TELCYTA in ovarian cancer patients whose disease has progressed following platinum-based chemotherapy and one second-line treatment. The multinational trial, designated the ASSIST-1 (ASsessment of Survival In Solid Tumors-1), is designed to evaluate whether TELCYTA treatment reduces the risk of death, leading to an increase in survival, as compared to the control group treatments.

•	The publication of new preclinical data that supports the ongoing clinical development of TELCYTA. This data elaborates on the proposed mechanism of activation and activity of TELCYTA, and describes studies that support the use of TELCYTA in combination with standard chemotherapeutic drugs.

•	Positive interim results from the ongoing Phase 1-2 clinical trial of TELINTRA in patients with myelodysplastic syndrome, or MDS, a form of pre-leukemia. The abstract for the study was published in the March 2003 Proceedings of the Annual Meeting of the American Association for Cancer Research.

•	The formation of a collaboration with Roche to utilize our proprietary small molecule drug discovery technology, TRAP, to identify product candidates active against a pharmaceutical target selected by Roche.

•	Positive interim results presented at the annual meeting of the American Society of Clinical Oncology in Chicago on the following:

—	a second Phase 2 clinical trial of TELCYTA administered as a single agent in women with platinum refractory or resistant ovarian cancer that confirmed the results of a previous Phase 2 clinical trial in this patient population;

—	a second Phase 2 clinical trial that confirmed the clinical activity of TELCYTA administered as a single agent in the treatment of patients with non-small cell lung cancer who have failed platinum-containing regimens; and

—	the first Phase 2 study of TELCYTA in the treatment of women with advanced metastatic breast cancer.

•	Our Phase 3 protocol for TELCYTA in non-small cell lung cancer successfully completed Special Protocol Assessment review by the FDA.

•	The FDA granted Fast Track designation for TELCYTA for third line therapy in patients with platinum refractory or resistant ovarian cancer and in patients with locally advanced or metastatic non-small cell lung cancer.

•	Positive interim results from Phase 1-2 clinical trials of TELCYTA in combination with CARBOPLATIN and DOXIL® in patients with Platinum Refractory or Resistant Ovarian Cancer, and with DOCETAXEL in patients with platinum resistant non-small cell lung cancer.

•	A follow-on public offering of 7.625 million shares of common stock at $20 per share, including underwriters’ exercise in full of their over-allotment option, raising approximately $152.5 million in gross proceeds. We received approximately $142.8 million in net proceeds from the sale of shares after deducting underwriting discounts and commissions and related offering expenses. We plan to use the net proceeds from this offering to fund clinical trials of TELCYTA and TELINTRA and for other research and development and general corporate purposes.

Critical accounting policies and significant judgments and estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments related to revenue recognition and clinical development costs. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 1 to our financial statements appearing at the end of this annual report, we believe the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our financial statements.

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

Research and development expenses

Our research and development expenses include salaries and benefits costs, fees for contractors, consultants and third party contract research organizations, and an allocation of facility and administrative costs. Research and development expenses consist of costs incurred for drug and product development, manufacturing, clinical activities, discovery research, screening and identification of product candidates, and preclinical studies. All such costs are charged to research and development expenses as incurred.

Clinical development costs are a significant component of research and development expenses. We have a history of contracting with third parties that perform various clinical trial activities on our behalf in the ongoing development of our product candidates. The financial terms of these contracts are subject to negotiation and may vary from contract to contract and may result in uneven payment flows. We accrue and expense costs for clinical trial activities performed by third parties based upon estimates of the percentage of work completed over the life of the individual study in accordance to agreements established with contract research organizations and clinical trial sites. We determine our estimates through discussion with internal clinical personnel and outside service providers as to progress or stage of completion of trials or services and the agreed upon fee to be paid for such services. These estimates may or may not match the actual services performed by the organizations as determined by patient enrollment levels and related activities. We monitor patient enrollment levels and related activities to the extent possible; however, if we underestimated activity levels associated with various studies at a given point in time, we could record significant research and development expenses in future periods.

Deferred stock compensation

In connection with the grant of stock options to employees, we recorded deferred stock compensation expenses totaling $2.6 million and $0.3 million in the years ended December 31, 2000 and 1999. No deferred stock compensation expense was recorded for 2003, 2002 and 2001. Deferred stock compensation for options granted to employees has been determined as the difference between the deemed fair value of our common stock for financial reporting purposes on the date such options were granted and the applicable exercise prices. Such amount is included as a reduction of stockholders’ equity and is being amortized using straight-line vesting. We recorded amortization of deferred stock compensation of $419,000, $511,000 and $558,000 for the years ended December 31, 2003, 2002 and 2001. At December 31, 2003, we had a total of $93,000 to be amortized over the remaining vesting periods of the stock options.

Use of estimates

In preparing our financial statements to conform with accounting principles generally accepted in the United States, we make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results may differ from these estimates.

Results of operations

Revenues

	Years Ended December 31,			Annual Percent Change
	2003	2002	2001	2003/2002	2002/2001
	(in thousands, except percentages)
Revenues	$436	$1,287	$1,871	(66%)	(31%)

Revenues for the years ended December 31, 2003, 2002 and 2001 were $436,000, $1.3 million and $1.9 million. Revenues in 2003 resulted primarily from our collaborative agreements with Sanwa and Roche, while revenues in 2002 included the collaborative agreement with Sanwa and funded research related to grants received from the National Institutes of Health, or NIH. Revenues in 2001 consisted of collaborative agreements with Sanwa, Sankyo and funded research related to grants received from the NIH.

The decrease in revenues of 66%, or $851,000, in 2003 compared to 2002 was the result of the following:

•	$828,000 due to completion of the identification of a lead compound for Sanwa in May 2003;

•	$42,000 due to the completion of our research with the NIH in the second quarter of 2002 and no further research grants in 2003; and

•	offset by $19,000 earned under our collaboration with Roche in April 2003.

The decrease in revenues of 31%, or $0.6 million, in 2002 compared to 2001 was the result of the following:

•	$200,000 due to the completion of our collaboration with Sankyo in December 2001;

•	$343,000 due to the completion of a portion of our collaboration with Sanwa; and

•	$41,000 less in research grant from the NIH in 2002

We expect near-term revenues to fluctuate primarily depending upon the extent to which we enter into new collaborative research agreements and the amounts of payments relating to such agreements.

Research and development expenses

Research and development expenses for the years ended December 31, 2003, 2002 and 2001 were $42.3 million, $30.5 million and $18.2 million. Research and development expenses of $30.5 million and $18.2 million for the years 2002 and 2001 reflected the reclassification of intellectual property related legal fees of $1.0 million and $587,000 to general and administrative expenses to conform with our presentation in 2003.

We previously reported research and development expenses of $31.6 million and $18.8 million for the same periods in 2002 and 2001. Our research and development activities consist primarily of drug development, clinical supply manufacturing, clinical activities, discovery research, screening and identification of product candidates, and preclinical studies. We group these activities into two major categories: “research and preclinical” and “clinical development.”

The costs associated with research and preclinical and clinical development activities approximate the following:

	Years Ended December 31,			Annual Percent Change
	2003	2002	2001	2003/2002	2002/2001
	(in thousands, except percentages)
Research and preclinical	$16,087	$9,775	$8,464	65%	15%
Clinical development	26,224	20,774	9,710	26%	114%

Total research and development	$42,311	$30,549	$18,174	39%	68%

The increase of 39%, or $11.8 million, in research and development expenses for the year ended December 31, 2003 compared to the same period in 2002 was principally due to increased costs for the following:

•	TELCYTA

—	costs associated with the initiation of our Phase 3 registration trial in ovarian cancer of $7.8 million;

—	net decrease of $757,000 in costs due to the wind down of Phase 2 single agent clinical trials in ovarian, lung and breast cancer and completion of the Phase 1 advanced cancer clinical trial, offset by additional costs associated with Phase 1-2 clinical trials in ovarian and lung cancer in combination with standard chemotherapy drugs; and

—	decrease of approximately $2.3 million in drug supply costs as a result of cost reductions due to manufacturing efficiencies, offset in part by purchases of comparator drugs.

•	TELINTRA

—	costs associated with the Phase 1-2 clinical trial in MDS of approximately $200,000, offset by

—	a decrease in clinical drug supply manufacturing costs of approximately $1.3 million due to adequate drug supplies.

•	Other expenses

—	higher facility and information technology related allocations of approximately $5.0 million primarily as a result of increased laboratory space in our Palo Alto facility; and

—	approximately $2.7 million associated with headcount growth and increased expenses to support clinical activities.

The increase of 68%, or $12.4 million, in research and development expenses for the year ended December 31, 2002 compared to the same period in 2001 was primarily due to the following:

•	TELCYTA

—	costs associated with Phase 2 clinical trials of approximately $787,000; and

—	clinical drug supply manufacturing costs of approximately $7.5 million.

•	TELINTRA

—	costs associated with the Phase 1-2 clinical trial in MDS of approximately $131,000;

—	clinical drug supply manufacturing costs of approximately $1.7 million; and

—	decrease in preclinical toxicology studies of $569,000.

•	Other expenses

—	$2.8 million in costs associated with headcount growth to support clinical activities.

We expect research and development expenditures to increase in the future as a result of increased manufacturing and clinical development costs primarily relating to our TELCYTA and TELINTRA product candidates development. The timing and the amount of these expenditures will depend upon the outcome of our ongoing clinical trials, the costs associated with the Phase 3 clinical trials of TELCYTA, including related expansion of our research and development organization, regulatory requirements, advancement of our preclinical programs and product manufacturing costs.

The following table summarizes our principal product development initiatives, including the related stages of development for each product in development and the research and development expenses recognized in connection with each product. The information in the column labeled “Estimated Completion of Current Phase” is our current estimate of the timing of completion of product development phases. The actual timing of completion of those phases could differ materially from the estimates provided in the table. For a discussion of the risks and uncertainties associated with the timing of completing a product development phase, see the “All of our product candidates are in research and development. If clinical trials of TELCYTA and TELINTRA are delayed or unsuccessful or if we are unable to complete the preclinical development of our other preclinical product candidates, our business may suffer,” “If we do not obtain regulatory approval to market products in the United States and foreign countries, we or our collaborators will not be permitted to commercialize our product candidates,” “As our product programs advance, we will need to hire additional scientific and management personnel. Our research and development efforts will be seriously jeopardized if we are unable to attract and retain key personnel,” and “If we are unable to contract with third parties to manufacture our product candidates or any products that we may develop in sufficient quantities and at an acceptable cost, clinical development of product candidates could be delayed and we may be unable to meet demand for any products that we may develop and lose potential revenue” sections of “Risk Factors” below (in thousands).

				Related R&D Expenses Years ended December 31,
Product	Description	Phase of Development	Estimated Completion of Phase	2003	2002	2001
TELCYTA				$26,136	$17,435	$10,860
	Ovarian	Phase 3	2005
	Colorectal	Phase 2	2003
	Ovarian	Phase 2	2004
	Lung	Phase 2	2004
	Breast	Phase 2	2004
	Combination (with other drugs)	Phase 2	2004
	Advanced cancers	Phase 1	2002

TELINTRA	Myelodysplastic syndrome	Phase 1/2	2005	2,688	3,810	2,698

Other (1)				13,487	9,304	4,616

	Total research and development			$42,311	$30,549	$18,174

(1)	“Other” constitutes research and development activities performed by our Chemistry, Biology, preclinical and Quality Assurance departments as these costs cannot be allocated to any individual project.

The largest component of our total operating expenses is our ongoing investments in our research and development activities and, in particular, the clinical development of our product candidate pipeline. The process of conducting the clinical research necessary to obtain FDA approval is costly and time consuming. Current FDA requirements for a new human drug to be marketed in the United States include:

•	the successful conclusion of preclinical laboratory and animal tests, if appropriate, to gain preliminary information on the product’s safety;

•	filing with the FDA of an IND, to conduct initial human clinical trials for drug candidates;

•	the successful completion of adequate and well-controlled human clinical trials to establish the safety and efficacy of the product; and

•	filing by company and acceptance and approval by the FDA of a New Drug Application for a product candidate to allow commercial distribution of the drug.

In view of the factors mentioned above, we consider the active management and development of our clinical pipeline to be crucial to our long-term success. The actual probability of success for each candidate and clinical program may be impacted by a variety of factors, including, among others, the quality of the candidate, the validity of the target and disease indication, early clinical data, investment in the program, competition, manufacturing capability and commercial viability. Due to these factors, it is difficult to give accurate guidance on the anticipated proportion of our research and development investments or the future cash inflows from these programs.

General and administrative expenses

General and administrative expenses for the years ended December 31, 2003, 2002 and 2001 were $9.9 million, $6.7 million and $4.3 million. General and administrative expenses of $6.7 million and $4.3 million for 2002 and 2001 reflect the reclassification of intellectual property related legal fees of $1.0 million and $587,000 from research and development expense to conform with our presentation in 2003. We previously reported general and administrative expenses of $5.6 million and $3.7 million for the same periods in 2002 and 2001.

	Years Ended December 31,			Annual Percent Change
	2003	2002	2001	2003/2002	2002/2001
	(in thousands, except percentages)
General and administrative	$9,915	$6,665	$4,278	49%	56%

The increase of 49%, or $3.3 million, in general and administrative expenses in 2003 compared to 2002 was due primarily to increased costs for the following:

•	approximately $2.4 million in costs associated with headcount growth and increased expenses necessary to manage the growth of our operations;

•	additional rent and related facility costs associated with our Palo Alto facility effective January 2003 of approximately $686,000; and

•	lease exit cost of approximately $206,000 associated with our South San Francisco office space.

The increase of 56%, or $2.4 million, in general and administrative expenses in 2002 compared to 2001 was due primarily to increased costs for the following:

•	approximately $1.9 million in costs associated with headcount growth and increased expenses necessary to manage the growth of our operations; and

•	approximately $452,000 in legal fees associated with filing of patents.

We expect future general and administrative expenses to increase in support of expanded business activities including costs associated with our marketing efforts to support our commercialization strategy for TELCYTA.

Interest income and interest expense

	Years Ended December 31,			Annual Percent Change
	2003	2002	2001	2003/2002	2002/2001
	(in thousands, except percentages)
Interest Income	$1,303	$1,161	$2,015	12%	(42%)
Interest Expense	$155	$16	—	869%	—

Interest income of $1.3 million, $1.2 million and $2.0 million for the years ended December 31, 2003, 2002 and 2001 resulted primarily from earnings on investments. The increase in net interest income of $142,000 in 2003 compared to 2002 was due to higher principal balance of our investments as a result of $142.8 million in net proceeds obtained from our follow-on offering in November 2003, offset in part by lower average interest rates in 2003. The decrease in interest income of $854,000 in 2002 compared to 2001 was principally due to lower average interest rates in 2002.

Interest expense was $155,000 and $16,000 for the years ended December 31, 2003 and 2002. We had no interest expense in 2001. The increase in interest expense in 2003 compared to 2002 was due to our borrowings under the capital lease and equipment loan facilities.

Liquidity and capital resources

	2003	2002	2001
	(In millions)
December 31:
Cash, cash equivalents, investments and restricted cash	$201.1	$104.3	$55.2
Working capital	$172.6	$89.7	$48.2
Current ratio	15.6 : 1	10.4 : 1	9.0 : 1

Year ended December 31:
Cash provided by (used in):
Operating activities	$(45.4)	$(32.1)	$(14.0)
Investing activities	$(58.6)	$(55.0)	$12.9
Financing activities	$146.2	$82.2	$28.6
Capital expenditures (included in investing activities above)	$(4.0)	$(1.1)	$(0.7)

Sources and Uses of Cash.    Due to the significant research and development expenditures and the lack of any approved products to generate revenue, we have not been profitable and have generated operating losses since we incorporated in 1988. As such, we have funded our research and development operations through sales of equity, collaborative arrangements with corporate partners, interest earned on investments and equipment lease financings, each as described more fully below. At December 31, 2003, we had available cash, cash equivalents, investments and restricted investments of $201.1 million. Our cash and investment balances are held in a variety of interest-bearing instruments including obligations of U.S. government agencies, high-grade corporate and municipal bonds, commercial paper and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk.

Cash Flows from Operating Activities.    Cash used in operations for 2003 was $45.4 million compared with $32.0 million in 2002 and $14.0 million in 2001. The net loss of $50.6 million in 2003 included non-cash charges of $1.1 million for depreciation and amortization, $419,000 for the amortization of deferred stock compensation and $266,000 related to non-cash stock based compensation to non employees. Cash usage in 2003 was further impacted by $3.6 million in accounts payable and $420,000 in prepaid expenses due to the increase in operating expense levels. Cash used in operations were offset by $1.8 million received from our landlord to fund leasehold improvements, $3.3 million in accrued clinical trial expenses mainly from our Phase 3 trial in ovarian cancer and $1.9 million in accrued compensation and vacation liabilities from additional personnel added during the year. Operating cash used in 2002 resulted primarily from our net loss of $34.8 million which included $1.3 million in non-cash charges for depreciation expense, deferred stock compensation, stock based compensation expense and loan forgiveness. In addition cash usage was further impacted by $1.8 million in receivable from our landlord for leasehold improvements, offset by increases of $2.9 million in accounts payable and accrued liabilities related to research and development activities, $705,000 related to accrued compensation. Operating cash outflows for 2001 resulted primarily from our operating loss of $18.6 million offset by increases of $2.4 million in accounts payable related to research and development activities, $700,000 in accrued liabilities related to accrued compensation and other liabilities and the effect of $1.0 million non-cash charges for stock compensation expense and depreciation.

Cash Flows from Investing Activities.    Cash used in investing activities for 2003 was $58.6 million compared to $55.0 million in 2002 and $12.9 million cash provided in 2001. Investing activities in 2003 were primarily related to $164.5 million in purchases of short-term available-for-sale investments offset by $107.9 million in sales and maturities of investments. Cash used in investing activities in 2003 was further impacted by purchases of property and equipment of $4.0 million primarily due to leasehold improvements on our Palo Alto facility and laboratory equipment expenditures, offset by a reduction in restricted investments by $2.0 million for the portion of tenant improvements completed on the Palo Alto facility that no longer require a security deposit. Cash used in 2002 was related to $50.0 million in net purchases of investments, $3.8 million in restricted cash for a security deposit on our Palo Alto facility and $1.1 million laboratory equipment purchases. Cash provided from net purchases, sales and maturities of investments in 2001 was $13.6 million offset by $709,000 in equipment and furniture expenditures.

Cash Flows from Financing Activities.    Cash provided by financing activities for 2003 was approximately $146.2 million compared with $82.2 million in 2002 and $28.6 million in 2001. Financing activities in 2003 included approximately $142.8 million in net proceeds from our follow-on public offering of common stock in November, $2.2 million from our stock option exercises and stock purchase plan and $1.7 million obtained through capital loans. Cash provided by financing activities in 2003 was offset in part by $548,000 in payments under capital leases and loans. Financing activities in 2002 represent approximately $80.3 million in net proceeds from the sale of our common stock in a follow-on public offering, $1.6 million from our stock option exercises and stock purchase plan, $303,000 obtained through a capital loan and $105,000 from payments on a promissory note from an employee, offset in part by $41,000 in payments under capital leases and loans. Financing activities in 2001 were primarily the result of approximately $28.6 million in net proceeds received from our follow-on public offering as well as from stock option exercises and our employee stock purchase plan.

Working Capital.    Working capital increased to $172.6 million at December 31, 2003 from $89.7 million at December 31, 2002. The increase in working capital was primarily due to proceeds from our follow-on public offering offset by our use of cash in operations primarily due to the expansion of our TELCYTA development program including drug supplies and costs associated with headcount growth.

In December 2003, we completed a follow-on public offering of 7.625 million shares of common stock offered by us, including the underwriters’ exercise in full of their over-allotment option, at a price of $20 per share, raising $152.5 million in gross proceeds. We received net proceeds of approximately $142.8 million after deducting underwriting discounts and commissions of $9.2 million and related expenses of approximately $534,000. In October 2002, we completed a follow-on offering of 7.5 million shares of common stock at $11.50 per share and received approximately $80.3 million in net proceeds.

In August 2003, we obtained a $1.5 million equipment loan facility from a banking institution, secured by equipment purchased. At December 31, 2003, draws under this credit facility totaled approximately $368,000 and approximately $1.1 million remains available for future draws through July 2004.

In March and May 2003, we drew down a total of $2.1 million for equipment purchases from our existing credit facilities at interest rates between 10.9% and 4.3% payable over 36 months and 42 months. Draws under our credit facilities totaled approximately $2.5 million and no additional borrowings are available.

We believe our existing cash resources will be sufficient to satisfy our anticipated cash requirements through 2005. We expect the increase in clinical development expenses as a result of Phase 3 clinical trials to consume a large portion of our existing cash resources. Changes in our research and development plans or other changes affecting our operating expenses may affect actual future consumption of existing cash resources as well. In any event, we will need to raise substantial additional capital to fund our operations in the future. We expect to finance our future cash needs through the sale of equity securities, strategic collaborations and possibly debt financing or through other sources that may be dilutive to existing stockholders.

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

We currently have no commitments for any additional financings. If we need to raise additional money to fund our operations, funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, we may not be able to market our products as planned or continue development of our products, or we could be required to delay, scale back or eliminate some or all of our research and development programs. We may seek to raise any necessary additional funds through equity or debt financings, collaborative arrangements with corporate partners or other sources. To the extent that we raise additional capital through licensing arrangements or arrangements with collaborative partners, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize ourselves.

Our future contractual obligations at December 31, 2003 are as follows (in thousands):

	Total	2004	2005-2006	2007-2008	After 2008
Capital lease obligations	$865	$301	$564	$—	$—
Equipment loans	1,795	771	1,024	—	—
Operating leases	38,730	3,263	8,499	6,875	20,093

Total contractual cash obligations	$41,390	$4,335	$10,087	$6,875	$20,093

Recent accounting pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, or FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FIN 46R, a revision to FIN 46. FIN 46R provides a broad deferral of the latest date by which all public entities must apply FIN 46 to certain variable interest entities to the first reporting period ending after March 15, 2004. We do not expect the adoption of FIN 46 to have a material impact on our financial position, cash flows or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or in some circumstances, as an asset) if, at inception, the monetary value of the obligation is based solely or predominantly on: (a) a fixed monetary amount known at inception, (b) variations in something other than the fair value of the issuer’s equity shares or (c) variations inversely related to changes in the fair value of the issuer’s equity shares. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on our financial statements.

RISK FACTORS

You should carefully consider these risk factors as each of these risks could adversely affect our business, operating results and financial condition.

We have a history of net losses, which we expect to continue for at least several years. We will never be profitable unless we develop, and obtain regulatory approval and market acceptance of, our product candidates.

Due to the significant research and development expenditures required to develop our TRAP technology and identify new product candidates, and the lack of any products to generate revenue, we have not been profitable and have incurred operating losses since we were incorporated in 1988. As of December 31, 2003, we had an accumulated deficit of $ 167.9 million. Net losses were $50.6 million in 2003, $34.8 million in 2002 and $18.6 million in 2001. We expect to incur losses for at least the next several years and expect that these losses will increase as we expand our research and development activities and incur significant clinical testing costs. We do not anticipate that we will generate product revenue for several years. Our losses, among other things, have caused and will cause our stockholders’ equity and working capital to decrease. To date, we have derived substantially all of our revenues, which have not been significant, from project initiation fees and research reimbursement paid pursuant to existing collaborative agreements with third parties and achievement of milestones under current collaborations. We expect that this trend will continue until we develop, and obtain regulatory approval and market acceptance of, our product candidates, if at all. We may never generate product revenue sufficient to become profitable.

All of our product candidates are in research and development. If clinical trials of TELCYTA™ (TLK286) or TELINTRA™ (TLK199) are delayed or unsuccessful or if we are unable to complete the preclinical development of our other preclinical product candidates, our business may suffer.

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

We are currently in a Phase 1-2 clinical trial of TELINTRA in MDS, a form of pre-leukemia, to evaluate safety, pharmacokinetics, pharmacodynamics and efficacy. Our success depends, in part, on our ability to complete clinical development of TELINTRA or other preclinical product candidates and take them through early clinical trials.

Any clinical trial may fail to produce results satisfactory to the FDA. Preclinical and clinical data can be interpreted in different ways, which could delay, limit or prevent regulatory approval. Negative or inconclusive results or adverse medical events during a clinical trial could cause a clinical trial to be repeated or a program to be terminated. We typically rely on third-party clinical investigators to conduct our clinical trials and, as a result, we may face additional delays outside our control. We have engaged contract research organizations, or CROs, to facilitate the administration of our Phase 3 trials of TELCYTA. Dependence on a CRO will subject us to a number of risks. Delays in identifying and engaging a CRO may result in delays in the initiation of other clinical trials. We may not be able to control the amount and timing of resources the CRO may devote to our trials. Should the CRO fail to administer our Phase 3 trials properly, regulatory approval, development and commercialization of TELCYTA will be delayed.

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

The process of carrying out the development of our own unpartnered product candidates to later stages of development and developing other research programs to the stage that they may be partnered will require significant additional expenditures, including the expenses associated with preclinical testing, clinical trials and obtaining regulatory approval. We believe that our existing cash and investment securities will be sufficient to support our current operating plan through 2005. We will require additional financing to fund our operations. We do not know whether additional financing will be available when needed or that, if available, we will obtain financing on terms favorable to our stockholders. As of December 31, 2003, our accumulated deficit was $167.9 million, and we expect capital outlays and operating expenditures to increase over the next several years as we expand our clinical, research and development activities. The extent of any actual increase in operating or capital spending will depend in part on the clinical success of our product candidates.

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

For TRAP, we hold patents in the United States and internationally, including a pending foreign application. These patents, and any patent that may issue on the pending application, will expire between 2013 and 2015. For TELCYTA, we hold compound patents in the United States and internationally, including a pending foreign application. These patents, and any patent that may issue on the pending application, will expire in 2013 and 2014. For TELINTRA, we hold compound patents in the United States and internationally, including a pending foreign application. These patents, and any patent that may issue on the pending application, will expire in 2014. We can generally apply for patent term extensions on the patents for TELCYTA and TELINTRA when and if marketing approvals for these compounds are obtained in the relevant countries.

Our success will also depend, in part, on our ability to operate without infringing the intellectual property rights of others. We cannot assure you that our activities will not infringe patents owned by others. As of the date of this annual report on Form 10-K, we have not received any communications with the owners of related patents alleging that our activities infringe their patents. However, if our product candidates, technologies or any products that we may develop are found to infringe patents issued to third parties, the manufacture, use and sale of any products that we may develop could be enjoined, and we could be required to pay substantial damages. In addition, we may be required to obtain licenses to patents or other proprietary rights of third parties. We cannot assure you that any licenses required under any such patents or proprietary rights would be made available on terms acceptable to us, if at all. Failure to obtain such licenses could negatively affect our business.

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

We do not currently operate manufacturing facilities for clinical or commercial production of our product candidates. We expect to continue to rely on third parties for the manufacture of our product candidates and any products that we may develop. We currently lack the resources and capability to manufacture any of our product candidates on a clinical scale or any products that we may develop on a commercial scale. As a result, we will be dependent on corporate partners, licensees or other third parties for the manufacturing of clinical and commercial scale quantities of our product candidates and any products that we may develop. Our product candidates and any products that we may develop may be in competition with other product candidates and products for access to these facilities. For this and other reasons, our collaborators or third parties may not be able to manufacture these product candidates and products in a cost effective or timely manner. While we currently possess sufficient inventory of TELCYTA and TELINTRA that are stored in multiple locations and additional substantial quantity of the active ingredient in TELCYTA, if these inventories are lost or damaged, the clinical development of our product candidates or their submission for regulatory approval could be delayed, and our ability to deliver any products that we may develop on a timely basis could be impaired or precluded.

Since our two affiliated sources for supply of active ingredients in TELCYTA, Organichem Corporation and Albany Molecular Research Inc., merged during 2003, we are currently dependent on a single source supply of the active ingredient and are working to identify additional sources. We presently depend on a single source of supply for clinical quantities of the active ingredient in TELINTRA, Bachem Corporation, and a single source of supply for a key excipient used in the formulation of TELINTRA, Lipoid GmbH. Cardinal Health, Inc. is our sole formulator of TELCYTA and TELINTRA. While these suppliers and formulator currently meet our preclinical and clinical trial requirements, we currently do not have supply agreements with any of these entities, other than with Cardinal Health. While we are presently evaluating potential alternative sources of these materials or formulation services, we currently do not have any such alternative sources that are immediately available. If formulation is not performed in a timely manner, if our suppliers fail to perform or if our relationships with our suppliers or formulator should terminate, our clinical trials and commercialization of TELCYTA and TELINTRA could be delayed. We may not be able to enter into any necessary third-party manufacturing arrangements on acceptable terms, if at all. Our current dependence upon others for the manufacture of our product candidates and our anticipated dependence upon others for the manufacture of any products that we may develop may adversely affect our future profit margins and our ability to commercialize any products that we may develop on a timely and competitive basis.

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

Additional equity financings or other share issuances by us, including shares issued in connection with strategic alliances, could adversely affect the market price of our common stock. Sales by existing stockholders of a large number of shares of our common stock in the public market or the perception that additional sales could occur could cause the market price of our common stock to drop. As of December 31, 2003, we had 43,583,457 shares of our common stock outstanding, of which 41,927,903 were freely tradable and 1,655,554 were transferable in accordance with certain volume and manner of sale restrictions under Rule 144. The holder of approximately 1.5 million shares of our common stock is entitled to registration rights If we propose to register any of our securities under the Securities Act, the holder of these shares is entitled to notice of the registration and is entitled to include, at our expense, its shares of common stock in the registration and any related underwriting. However, among other conditions, the underwriters may limit the number of shares to be included in the registration. In addition, the holder of these shares may require us, at our expense, on not more than two occasions and subject to certain limitations, to file a registration statement under the Securities Act with respect to its shares of common stock, and we will be required to use our best efforts to effect the registration.

If we do not progress in our programs as anticipated, our stock price could decrease.

For planning purposes, we estimate the timing of a variety of clinical, regulatory and other milestones, such as when a certain product candidate will enter clinical development, when a clinical trial will be completed or when an application for regulatory approval will be filed. Some of our estimates are included in this annual report on Form 10-K. Our estimates are based on present facts and a variety of assumptions. Many of the underlying assumptions are outside of our control. If milestones are not achieved when we expect them to be, investors could be disappointed, and our stock price may decrease.

Our stock price may be volatile, and you may not be able to resell your shares at or above your purchase price.

Our stock prices and the market prices for securities of biotechnology companies in general have been highly volatile, with recent significant price and volume fluctuations, and may continue to be highly volatile in the future. During 2002, our common stock traded between $16.13 and $8.01 and during 2003, our common stock traded between $23.31 and $10.02. You may not be able to sell your shares quickly or at the market price if trading in our stock is not active or the volume is low. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock, some of which are beyond our control:

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

Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio. To minimize the exposure due to adverse shifts in interest rates we maintain investments of shorter maturities. Our marketable securities portfolio is primarily invested in corporate debt securities and commercial papers with an average maturity of under one year and a minimum investment grade rating of A or A-1 or better to minimize credit risk. Although changes in interest rates may affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments were sold prior to maturity. Through our money managers, we maintain risk management control systems to monitor interest rate risk. The risk management control systems use analytical techniques, including sensitivity analysis. We have operated primarily in the United States and all funding activities with our collaborators to date have been made in U.S. dollars. Accordingly, we do not have any exposure to foreign currency rate fluctuations.

The table below presents the principal amounts and weighted-average interest rates by year of maturity for our investment portfolio (dollars in thousands).

	2004	2005	2006	Total	Fair value at December 31, 2003
Available-for-sale securities	$184,419	$6,460	—	$190,879	$190,929
Average interest rate	1.26%	1.95%	—	1.29%

Item 8.     Financial Statements and Supplementary Data.

All information required by this item is included on pages F-1 to F-19 in Item 15 of Part IV of this annual report on Form 10-K and is incorporated into this item by reference.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.     Controls and Procedures

Evaluation of disclosure controls and procedures.    Based on our management’s evaluation (with the participation of our chief executive officer and chief financial officer), our chief executive officer and chief financial officer have concluded that, subject to limitations described below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), were effective as of December 31, 2003 to ensure that information required to be disclosed by us in this annual report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in internal controls.    There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the effectiveness of controls.    A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our chief executive officer and chief financial officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures were sufficiently effective to provide reasonable assurance that the objectives of our disclosure control system were met.

PART III

Item 10.     Directors and Executive Officers of the Registrant.

Information regarding directors and executive officers is incorporated by reference to the information set forth under the caption “Directors and Executive Officers” in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission on or around April 8, 2004.

We have adopted the Telik, Inc. Code of Conduct, a code of ethics with which every person who works for us is expected to comply. The Telik, Inc. Code of Conduct is filed as an exhibit to this report on Form 10-K and is incorporated herein by reference. If we make any substantive amendments to the Telik, Inc. Code of Conduct or grant to any of our directors or executive officers any waiver, including any implicit waiver, from a provision of the Telik, Inc. Code of Conduct, we will disclose the nature of the waiver or amendment in a Current Report on Form 8-K.

Item 11.     Executive Compensation.

Information regarding executive compensation is incorporated by reference to the information set forth under the caption “Executive Compensation” in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission on or around April 8, 2004.

Item 12.     Security Ownership of Certain Beneficial Owners and Management.

Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission on or around April 8, 2004.

Item 13.     Certain Relationships and Related Transactions.

Information regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption “Certain Transactions” in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission on or around April 8, 2004.

Item 14.     Principal Accounting Fees and Services.

Information regarding principal accounting fees and services is incorporated by reference to the information set forth under the caption “Proposal 2 — Ratification of Selection of Independent Auditors” in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission on or around April 8, 2004.

PART IV

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	The following documents are filed as part of this report on Form 10-K:

1.	Financial Statements. Our financial statements and the Report of Ernst & Young LLP, Independent Auditors, are included in Part IV of this Report on the pages indicated:

2.	Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

3.	Exhibits:

Exhibit Number		Description

3.1		Amended and Restated Certificate of Incorporation. (2)

3.2		Amended and Restated Bylaws. (1)

4.1		Specimen Common Stock Certificate. (1)

4.2		Amended and Restated Registration Rights Agreement, dated March 31,2000, between Telik and holders of Telik’s Series B, Series E, Series F, Series G, Series H, Series I, Series J and Series K preferred stock. (1)

4.3		Rights Agreement dated November 2, 2001, by and between Telik and Wells Fargo Bank Minnesota, N.A., replaced by EquiServe Trust Company, N.A. as Rights Agent. (6)

4.4		Registrant’s Certificate of Designation of Series A Junior Participating Preferred Stock. (6)

10.1		Form of Indemnity Agreement. (1) (3)

10.2		2000 Equity Incentive Plan and related documents. (3) (4)

10.3		2000 Employee Stock Purchase Plan and Offering. (3) (4)

10.4		2000 Non-Employee Directors’ Stock Option Plan and Agreement. (3) (4)

10.5		1996 Stock Option Plan and forms of grant thereunder. (3) (4)

10.6		1988 Stock Option Plan and forms of grant thereunder. (3) (4)

10.7		Form of Non-Plan Stock Option Agreement. (3) (4)

10.8	*	Collaborative Research Agreement between Telik and Sankyo Company, Ltd., dated March 24, 1999, as amended. (1)

10.9	*	Collaboration Agreement between Telik and Sanwa Kagaku Kenkyusho Co., Ltd., dated December 20, 1996, as amended. (1)

10.10	*	License Agreement between Telik and Sanwa Kagaku Kenkyusho Co., Ltd., dated September 24, 1997, as amended. (1)

10.11	*	Screening Services Agreement between Telik and Sanwa Kagaku Kenkyusho Co., Ltd., dated December 20, 1996, as amended. (1)

Exhibit Number		Description

10.12	*	Third Amendment to Collaborative Agreement between Telik and Sanwa Kagaku Kenkyusho Co., Ltd., dated February 14, 2001. (5)

10.13	*	Third Amendment to Screening Services Agreement between Telik and Sanwa Kagaku Kenkyusho Co., Ltd., dated February 14, 2001. (5)

10.14	*	Second Amendment to License Agreement between Telik and Sanwa Kagaku Kenkyusho Co., Ltd., dated February 14, 2001. (5)

10.15	*	License Agreement between Telik and the University of Arizona, dated January 8, 2001. (5)

10.16		Consulting Agreement for Individual Consultants between Gail L. Brown, M.D. and Telik, dated October 20, 1998, as amended. (1)

10.17		Employment Agreement between Cynthia M. Butitta and Telik, dated February 1, 2002. (3) (5)

10.18		Employment Agreement between Michael M. Wick, M.D., Ph.D. and Telik, dated December 10, 1997, as amended. (1) (3)

10.19	*	Fourth Amendment to Screening Services Agreement between Telik and Sanwa Kagaku

Kenkyusho Co., dated March 6, 2002. (7)

10.20		Lease between Telik and The Board of Trustees of the Leland Stanford Junior University, dated July 25, 2002. (8)

10.21		Master Lease Agreement between Telik and General Electric Capital Corporation, dated August 23, 2002, as amended. (8)

10.22		Master Security Agreement between Telik and General Electric Capital Corporation, dated August 23, 2002, as amended. (8)

14.1		Telik, Inc. Code of Conduct.

23.1		Consent of Ernst & Young LLP, Independent Auditors.

31.1		Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2		Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1		Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	Confidential treatment has been granted for portions of this document. The information omitted pursuant to such confidential treatment order has been filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on April 4, 2000, as amended (File No. 333-33868).

(2)	Incorporated by reference to exhibits to our Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 27, 2002.

(3)	Management contract or compensatory arrangement.

(4)	Incorporated by reference to exhibits to our Registration Statement on Form S-8 filed on August 30, 2000 (File No. 333-44826).

(5)	Incorporated by reference to exhibits to our Annual Report on Form 10-K for the year ended December 31, 2000 initially filed on March 28, 2001 as amended on Form 10-K/A filed on September 20, 2001.

(6)	Incorporated by reference to exhibits to our Current Report on Form 8-K dated November 2, 2001 filed on November 5, 2002.

(7)	Incorporated by reference to exhibits to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 filed on May 7, 2002.

(8)	Incorporated by reference to exhibits to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 filed on November 13, 2002.

(b)	Reports on Form 8-K

(1)	We filed a report on Form 8-K dated October 30, 2003 announcing a proposed public offering pursuant to an already effective shelf registration statement and furnishing information regarding financial results for the quarter ended September 30, 2003.

(2)	We filed a report on Form 8-K dated November 7, 2003 announcing that we and a selling stockholder had entered into an Underwriting Agreement with UBS Investment Bank and other representatives of the underwriters relating to the sale by Telik of 6,500,000 (7,625,000 based on the underwriters’ exercise of the over-allotment option in full) shares of Telik common stock to the underwriters, and the sale by the selling stockholder of 1,000,000 shares of Telik common stock to the underwriters, each at a purchase price of $20.00 per share.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELIK, INC.

/s/ CYNTHIA M. BUTITTA
Cynthia M. Butitta Chief Operating and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated March 4, 2004

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MICHAEL M. WICK, MD, PHD Michael M. Wick, MD, PhD	Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2004

/s/ CYNTHIA M. BUTITTA Cynthia M. Butitta	Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 4, 2004

/s/ EDWARD W. CANTRALL, PHD Edward W. Cantrall, PhD	Director	March 4, 2004

/s/ MARY ANN GRAY, PHD Mary Ann Gray, PhD	Director	March 4, 2004

/s/ ROBERT W. FRICK Robert W. Frick	Director	March 4, 2004

/s/ STEVEN R. GOLDRING, MD Steven R. Goldring, MD	Director	March 4, 2004

/s/ RICHARD B. NEWMAN, ESQ. Richard B. Newman	Director	March 4, 2004

/s/ STEFAN RYSER, PHD Stefan Ryser, PhD	Director	March 4, 2004

Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders

Telik, Inc.

We have audited the accompanying balance sheets of Telik, Inc. as of December 31, 2003 and 2002, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Telik, Inc. at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

/s/    ERNST & YOUNG LLP

Palo Alto, California

February 6, 2004

TELIK, INC.

BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$76,851	$34,688
Short-term investments	105,802	61,544
Other receivables	354	1,905
Prepaids and other current assets	1,417	997

Total current assets	184,424	99,134
Property and equipment, net	5,388	1,679
Long-term investments	16,639	4,254
Restricted investments	1,796	3,796
Other assets	60	110

Total assets	$208,307	$108,973

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,623	$6,222
Accrued clinical trial costs	4,174	899
Accrued compensation	3,232	1,341
Accrued liabilities	836	462
Deferred revenue	25	417
Current portion of capital leases and loans	907	124

Total current liabilities	11,797	9,465
Non-current portion of capital leases and loans	1,493	297
Other liabilities	715	6

Commitments

Stockholders’ equity:
Preferred stock, $0.01 par value: 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value: 100,000,000 shares authorized; shares issued and outstanding: 43,583,457 in 2003 and 35,567,081 in 2002	436	356
Additional paid-in capital	361,840	216,715
Deferred stock compensation, net	(93)	(607)
Accumulated other comprehensive income	50	30
Accumulated deficit	(167,931)	(117,289)

Total stockholders’ equity	194,302	99,205

Total liabilities and stockholders’ equity	$208,307	$108,973

See accompanying Notes to Financial Statements.

TELIK, INC.

STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,
	2003	2002	2001
Contract revenue from collaborations:
With related parties	$417	$1,245	$1,588
Other	19	—	200
Other revenue	—	42	83

Total revenues	436	1,287	1,871
Operating costs and expenses:
Research and development	42,311	30,549	18,174
General and administrative	9,915	6,665	4,278

Total operating costs and expenses	52,226	37,214	22,452
Loss from operations	(51,790)	(35,927)	(20,581)
Interest income	1,303	1,161	2,015
Interest expense	(155)	(16)	—

Net loss	$(50,642)	$(34,782)	$(18,566)

Basic and diluted net loss per common share	$(1.38)	$(1.17)	$(0.77)

Shares used to calculate basic and diluted net loss per common share	36,812	29,786	24,030

See accompanying Notes to Financial Statements.

TELIK, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Deferred Stock Compensation	Notes Receivable	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balances at December 31, 2000	22,676	$227	$106,795	$(2,312)	$(153)	$—	$(63,941)	$40,616
Comprehensive loss:
Net loss	—	—	—	—	—	—	(18,566)	(18,566)
Change in unrealized gain on available for sale investments	—	—	—	—	—	33	—	33

Comprehensive loss	—	—	—	—	—	—	—	(18,533)
Issuance of common stock in follow-on public offering, net of issuance costs of $0.5 million	4,600	46	27,594	—	—	—	—	27,640
Common stock issued under stock option and purchase plans	489	5	957	—	—	—	—	962
Stock options issued to non-employees	—	—	47	—	—	—	—	47
Payment on promissory note	—	—	—	—	48	—	—	48
Deferred compensation amortization, net of reversal for terminated employees	—	—	(581)	1,139	—	—	—	558

Balances at December 31, 2001	27,765	278	134,812	(1,173)	(105)	33	(82,507)	51,338
Comprehensive loss:
Net loss	—	—	—	—	—	—	(34,782)	(34,782)
Change in unrealized loss on available for sale investments	—	—	—	—	—	(3)	—	(3)

Comprehensive loss								(34,785)
Issuance of common stock in follow-on public offering, net of issuance costs of $0.5 million	7,475	75	80,214	—	—	—	—	80,289
Common stock issued under stock option and purchase plans	327	3	1,573	—	—	—	—	1,576
Stock options issued to non-employees	—	—	171	—	—	—	—	171
Payment on promissory note	—	—	—	—	105	—	—	105
Deferred compensation amortization, net of reversal for terminated employees	—	—	(55)	566	—	—	—	511

Balances at December 31, 2002	35,567	356	216,715	(607)	—	30	(117,289)	99,205
Comprehensive loss:
Net loss							(50,642)	(50,642)
Change in unrealized loss on available for sale investments						20		20

Comprehensive loss								(50,622)
Issuance of common stock in follow-on public offering, net of issuance costs of $ 0.5 million	7,625	76	142,740					142,816
Common stock issued under stock option and purchase plans	391	4	2,214					2,218
Stock options issued to non-employees			266					266
Deferred compensation amortization, net of reversal for terminated employees			(95)	514				419

Balances at December 31, 2003	43,583	$436	$361,840	$(93)	$—	$50	$(167,931)	$194,302

See accompanying Notes to Financial Statements

TELIK, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(50,642)	$(34,782)	$(18,566)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	1,108	614	435
Amortization of deferred stock compensation	419	511	558
Stock options granted to non-employees	266	171	47
Forgiveness of notes receivable from related parties	29	28	26
Changes in assets and liabilities:
Other receivable	1,551	(1,782)	285
Prepaid expenses and other current assets	(420)	(129)	(434)
Other assets	21	(74)	—
Accounts payable	(3,599)	2,884	2,449
Accrued liabilities	6,243	747	700
Deferred revenue	(386)	(245)	462

Net cash used in operating activities	(45,410)	(32,057)	(14,038)

Cash flows from investing activities:
Purchases of investments	(164,498)	(172,458)	(106,572)
Sales of investments	86,230	1,900	17,005
Maturities of investments	21,645	120,423	103,225
Transfer from (to) restricted investments	2,000	(3,796)	—
Purchases of property and equipment	(3,978)	(1,064)	(709)

Net cash (used in) provided by investing activities	(58,601)	(54,995)	12,949

Cash flows from financing activities:
Proceeds from capital loans	1,688	303	—
Principal payments under capital leases and loans	(548)	(41)	(12)
Net proceeds from issuance of common stock	145,034	81,865	28,602
Payment of promissory note from employee	—	105	48

Net cash provided by financing activities	146,174	82,232	28,638

Net change in cash and cash equivalents	42,163	(4,820)	27,549
Cash and cash equivalents at beginning of period	34,688	39,508	11,959

Cash and cash equivalents at end of period	$76,851	$34,688	$39,508

Supplementary information:
Interest paid	$155	$16	$3

Non-cash financing activities:
Equipment acquired under capital leases	$839	$143	$—

See accompanying Notes to Financial Statements.

TELIK, INC.

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

We classify all cash equivalents and investments as available-for-sale. Available-for-sale securities are carried at estimated fair value, based on available market information, with unrealized gains and losses, if any, reported as a component of stockholders’ equity. The cost of securities sold is based on the specific identification method. Realized gains and losses on sales of available-for-sale investments were not material for any period presented.

Restricted investments

Under certain operating lease agreements, we may be required from time to time to set aside cash as collateral. At December 31, 2003 and 2002, we had approximately $1.8 million and $3.8 million of restricted investments related to such agreements.

Fair value of financial instruments

The fair value of our cash equivalents and investments is based on quoted market prices. The fair value of capital lease obligations and loans is based on current interest rates available to us for debt instruments with similar terms, degrees of risk, and remaining maturities. The carrying amount of cash equivalents, investments and capital lease and loan obligations are considered to be representative of their respective fair value at December 31, 2003 and 2002.

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

Impairment of long-lived assets

We regularly evaluate our long-lived assets for indicators of possible impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is assessed using discounted cash flows.

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

Research and development

Our research and development expenses include salaries and benefits costs, fees for contractors, consultants and third party contract research organizations, and an allocation of facility and administrative costs. Research and development expenses consist of costs incurred for drug and product development, manufacturing, clinical activities, discovery research, screening and identification of product candidates, and preclinical studies. All such costs are charged to research and development expenses as incurred.

Clinical development costs are a significant component of research and development expenses. We have a history of contracting with third parties that perform various clinical trial activities on our behalf in the ongoing development of our product candidates. The financial terms of these contracts are subject to negotiations and may vary from contract to contract and may result in uneven payment flows. We accrue and expense costs for clinical trial activities performed by third parties based upon estimates of the percentage of work completed over the life of the individual study in accordance to agreements established with contract research organizations and clinical trial sites. We determine our estimates through discussion with internal clinical personnel and outside service providers as to progress or stage of completion of trials or services and the agreed upon fee to be paid for such services. These estimates may or may not match the actual services performed by the organizations as determined by patient enrollment levels and related activities. We monitor patient enrollment levels and related activities to the extent possible; however, if we underestimated activity levels associated with various studies at a given point in time, we could record significant research and development expenses in future periods.

Stock-based compensation

We have elected to continue to follow Accounting Principles Board Opinion No. 25, or APB 25, to account for employee stock options because the alternative fair value method of accounting prescribed by Statement of Financial Accounting Standards No. 123, or FAS 123, “Accounting for Stock-Based Compensation,” requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, “Accounting for Stock Issued to Employees,” no compensation expense is recognized when the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant.

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

For purposes of disclosures pursuant to FAS 123 as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” the estimated fair value of options is amortized to expense over the options’ vesting period.

The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation (in thousands, except per share amounts):

	Years Ended December 31,
	2003	2002	2001
Net loss—as reported	$(50,642)	$(34,782)	$(18,566)
Add: Stock-based employee compensation expense included in reported net loss	419	511	558
Deduct: Total stock-based employee compensation expense under the fair value based method for all awards	(8,774)	(6,863)	(3,340)

Net loss—pro forma	$(58,997)	$(41,134)	$(21,348)

Basic and diluted net loss per common share—as reported	$(1.38)	$(1.17)	$(0.77)

Basic and diluted net loss per common share—pro forma	$(1.60)	$(1.38)	$(0.89)

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

Net loss per common share

Basic earnings per share excludes any dilutive effects of options and shares subject to repurchase. Diluted earnings per share includes the impact of potentially dilutive securities.

	Years Ended December 31,
	2003	2002	2001
	(In thousands, except per share amounts)
Net loss	$(50,642)	$(34,782)	$(18,566)
Weighted average shares of common stock outstanding	36,812	29,823	24,124
Less: weighted average outstanding shares subject to repurchase	—	(37)	(94)

Weighted average shares used in computing basic and diluted net loss per share	36,812	29,786	24,030

Basic and diluted net loss per share	$(1.38)	$(1.17)	$(0.77)

The following table reflects options outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive.

	December 31,
	2003	2002	2001
Outstanding options	5,297,010	4,850,665	3,521,656

Reclassification

Certain prior period amounts reflect the reclassification of intellectual property related legal fees from research and development expenses to general and administrative expenses to conform to the current period presentation.

Recent accounting pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FIN 46R, a revision to FIN 46. FIN 46R provides a broad deferral of the latest date by which all public entities must apply FIN 46 to certain variable interest entities to the first reporting period ending after March 15, 2004. We do not expect the adoption of FIN 46 to have a material impact on our financial position, cash flows or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or in some circumstances, as an asset) if, at inception, the monetary value of the obligation is based solely or predominantly on: (a) a fixed monetary amount known at inception, (b) variations in something other than the fair value of the issuer’s equity shares or (c) variations inversely related to changes in the fair value of the issuer’s equity shares. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on our consolidated financial statements.

2.    Cash and cash equivalents, investments and restricted investments

The following is a summary of cash and cash equivalents, investments and restricted investments (in thousands):

	December 31, 2003
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificate of deposits	$1,796	$—	$—	$1,796
Corporate notes	80,860	26	(7)	80,879
Commercial paper	99,413	9	—	99,422
Government notes	10,606	33	(11)	10,628
Cash and money market funds	8,363	—	—	8,363

Total	$201,038	$68	$(18)	$201,088

Reported as:
Cash and cash equivalents				$76,851
Short-term investments				105,802
Long-term investments				16,639
Restricted investments				1,796

Total				$201,088

	December 31, 2002
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificate of deposits	$1,796	$—	$—	$1,796
Corporate notes	60,058	—	—	60,058
Commercial paper	35,037	2	—	35,039
Government notes	4,429	28	—	4,457
Cash and money market funds	2,932	—	—	2,932

Total	$104,252	$30	$—	$104,282

Reported as:
Cash and cash equivalents				$34,688
Short-term investments				61,544
Long-term investments				4,254
Restricted investments				3,796

Total				$104,282

The net realized gains on sales of available for sales investments were not material in 2003, 2002 and 2001. Realized gains and losses were calculated based on the specific identification method. At December 31, 2003 and 2002, the weighted average maturities of our available-for-sale securities were 78 days and 60 days.

3.    Property and equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2003	2002
Laboratory equipment	$4,265	$5,010
Office furniture and equipment	1,363	577
Leasehold improvements	3,196	1,377

	8,824	6,964
Less accumulated depreciation and amortization	(3,436)	(5,285)

Property and equipment, net	$5,388	$1,679

Property and equipment includes assets under capitalized leases at December 31, 2003 and 2002 of approximately $1.0 million and $196,000. Accumulated amortization related to leased assets was approximately $254,000 and $74,000 at December 31, 2003 and 2002.

4.    Restricted investments

As of December 31, 2003, $1.8 million of our total cash and cash equivalents was restricted, held in a certificate of deposit for specific purposes. Under our operating lease agreement for the facility located in Palo Alto, California, we are required to maintain a security deposit in the form of a letter of credit equal to approximately $1.8 million (see Note 5).

5. Commitments

Capital leases and loans

In August 2002, we entered into a Master Lease Agreement, as amended, relating to an equipment lease facility and a related Master Security Agreement, as amended, relating to a line of credit secured by equipment and tenant improvements. Collectively, these credit facilities provide for a line of credit of up to approximately $2.5 million, consisting of approximately $1.9 million relating to the Master Lease Agreement and approximately $600,000 relating to the Master Security Agreement. Both credit facilities have a drawdown period of one year. Draws on the Master Lease Agreement have a payment term of 42 months with an early buyout option at 36 months. Draws on the Master Security Agreement have a payment term of 36 months. Draws under both agreements will bear interest at a rate to be fixed at the time of drawdown, calculated as 675 basis points above the current four-year Treasury Constant Maturities rate. At December 31, 2003, draws under both credit facilities totaled approximately $2.5 million, bearing interest rates between 4.3% and 10.9%. Pursuant to the terms of these credit facilities, we are required to maintain a balance of cash and investments of at least $20.5 million. In the event our cash and investments balance falls below $20.5 million, we are obligated to provide the lessor with a continuing irrevocable letter of credit from a financial institution acceptable to the lessor in an amount equal to 100% of the outstanding balance of all indebtedness and loans. As of December 31, 2003, we are in compliance with the financial covenants.

In August 2003, we entered into a Loan and Security Agreement relating to an equipment facility secured by equipment purchased. The Agreement provides for a line of credit of up to $1.5 million and has a drawdown period of one year. Draws on the Loan and Security Agreement have a payment term of 36 months and will bear interest at a rate fixed at the time of each advance at a per annum rate of 375 basis points above the current thirty-six (36) month Treasury Constant Maturity rate provided that at no time shall such interest rate be less than 5.09% per annum. At December 31, 2003, draws under this credit facility totaled approximately $368,000, bearing an interest rate of 5.9%. Pursuant to the terms of the credit facility, we are required to maintain a balance of cash and investments with the lender of at least $5.0 million. As of December 31, 2003, we are in compliance with the financial terms of the arrangement.

As of December 31, 2003, payments under capital leases and loan are as follows:

	Capital Leases	Loans	Total
	(in thousands)
Year ending December 31:
2004	$301	$771	$1,072
2005	318	751	1,069
2006	246	273	519

Total	$865	$1,795	2,660
Less amount representing interest			260

Present value of future payments			2,400
Reported as current portion			907

Non-current portion			$1,493

Operating leases

In July 2002, we entered into a lease for a new research and office facility of approximately 92,000 square feet located at 3165 Porter Drive in Palo Alto, California. The term of the lease is approximately 11.5 years, commencing in January 2003 and terminating in May 2014. We have the option to extend the lease term for an additional term of five years. Under the terms of this lease, the lessor agreed to finance up to $5.0 million in leasehold improvements to be made to the facility. Our financial commitment for the full term of the Palo Alto lease is approximately $39.1 million, which includes repayment, over a period of 10 years, of $3.0 million of the total $5.0 million in leasehold improvements financed by the lessor. The remaining $2.0 million in leasehold improvements financed by the lessor will be payable, subject to certain extension provisions, in a balloon payment at the commencement of the third year of the lease. Prior to this balloon payment, interest only payments are payable monthly on the outstanding balance of the remaining $2.0 million in leasehold improvements financed by the lessor. All amounts owed related to the remaining $2.0 million have been included in the total rental payments reflected in the table below. Pursuant to the terms of the lease, we are required to maintain a security deposit, in the form of a letter of credit equal to approximately $1.8 million. This letter of credit must be secured by either a deposit account or a securities account and at December 31, 2003, the security deposit is in the form of securities that are classified in the balance sheet as restricted investments. This collateral account is managed in accordance with our investment policy, and is restricted as to withdrawal.

We also have office equipment leases of approximately $75,000 with terms ranging from 36 months to 60 months.

Future minimum rental payments under the operating leases as of December 31, 2003 are as follows:

Operating Leases
(in thousands)
Year ending December 31,
2004	$3,263
2005	5,203
2006	3,296
2007	3,392
Thereafter	23,576

Total	$38,730

Rent expense under operating leases was approximately $4.1 million in 2003, $581,000 in 2002 and $537,000 in 2001. In September 2003, we determined that there was excess office space associated with our move in March 2003 from South San Francisco to Palo Alto, California for which a sublease could not be obtained. We vacated approximately 7,000 square feet of leased office space in South San Francisco with a lease term through September 2004. During 2003, we recorded a charge of approximately $206,000 to rent expense, representing the entire future minimum lease payments related to the excess space.

6.    Stockholders’ equity

Follow-on public offerings

In August 2003, we filed a registration statement on Form S-3 to offer and sell equity and debt securities in one or more offerings up to a total dollar amount of $150 million. On October 24, 2003, the SEC declared this registration statement effective. On November 6, 2003, we filed a registration statement on Form S-3 to increase the amount of equity and debt securities to be sold pursuant to the registration statement by $2,500,000. Pursuant to applicable securities laws, this registration statement became effective upon its filing with the SEC. In November 2003, we completed a follow-on offering in which we sold 6.5 million shares and a corporate stockholder sold 1 million shares of our common stock at a price of $20.00 per share. In December 2003, the underwriters fully exercised their option to purchase 1.125 million shares of our common stock at $20.00 per share from us to cover over-allotments. The company received net proceeds of approximately $142.8 million from the offerings, net of underwriting discounts and commissions and related expenses.

In May 2002, we filed a registration statement on Form S-3 to offer and sell, from time to time, equity and debt securities in one or more offerings up to a total dollar amount of $100 million. On July 12, 2002, the SEC declared this registration statement effective. In October 2002, we completed a follow-on offering of 7.5 million shares of our common stock, at $11.50 per share, pursuant to this registration statement. The aggregate net proceeds from this follow-on public offering were approximately $80.3 million.

Stockholder Rights Plan

In October 2001, our Board of Directors approved the adoption of a Stockholder Rights Plan, which provided for the distribution of one preferred share purchase right (a “Right”) for each outstanding share of common stock of the Company. The dividend was paid on November 14, 2001 to the stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share (the “Preferred Shares”), at a price of $90.00 per one one-hundredth of a Preferred Share (the “Purchase Price”), subject to adjustment. The Rights will be exercisable the earlier of (i) the date of a public announcement that a person, entity or group of affiliated or associated persons have acquired beneficial ownership of 20% or more of the outstanding common shares (an “Acquiring Person”), or (ii) ten business days (or such later date as may be determined by action of the Board of Directors prior to such time as any person or entity becomes an Acquiring Person) following the commencement of, or announcement of an intention to commence, a tender offer or exchange offer the consummation of which would result in any person or entity becoming an Acquiring Person.

In the event that any person, entity or group of affiliated or associated persons become an Acquiring Person, each holder of a Right will have the right to receive, upon exercise, the number of common shares having a market value of two times the exercise price of the Right. In the event that the Company is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power are sold to an Acquiring Person, its associates or affiliates or certain other persons in which such persons have an interest, each holder of a Right will have the right to receive, upon the exercise at the then-current exercise price of the Right, that number of shares of common stock of the acquiring company which at the time of such transaction will have a market value of two times the exercise price of the Right. At any time after an Acquiring Person becomes an Acquiring Person and prior to the acquisition by such Acquiring Person of 50% or more of the outstanding common shares, the Board of Directors of the Company may exchange the Rights (other than Rights owned by such person or group which have become void), in whole or in part, at an exchange ratio of one common share, or one one-hundredth of a Preferred Share, per Right (or, at the election of the Company, the Company may issue cash, debt, stock or a combination thereof in exchange for the Rights), subject to adjustment. The Rights will expire on November 14, 2011, unless redeemed or exchanged by the Company.

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

At December 31, 2003, 2002 and 2001 authorized and unissued shares of common stock for issuance under the 2000 Plan were 5,736,094, 4,426,410 and 3,133,802. At December 31, 2003, 2002 and 2001, 3,900,947, 3,380,002 and 1,887,500 options were outstanding under the 2000 Plan.

2000 Non-Employee Directors’ Stock Option Plan

In March 2000, we adopted the 2000 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”) and reserved a total of 300,000 shares of common stock for issuance thereunder. Each non-employee director at the initial public offering date was granted a NSO to purchase 20,000 shares of common stock, and each non-employee director who subsequently becomes a director of Telik will be automatically granted a NSO to purchase 20,000 shares of common stock on the date on which such person first becomes a director. Upon the day immediately following each annual stockholder meeting each non-employee director will automatically be granted a NSO to purchase 5,000 shares of common stock or an option to purchase an amount of shares prorated for the part of the year served as non-employee director. The exercise price of options under the Directors’ Plan will be equal to the fair market value of the common stock on the date of grant. The maximum term of the options granted under the Directors’ Plan is ten years. All grants under the Directors’ Plan will vest over a period of four years from date of grant, one fourth vesting one year after the date of the grant and thereafter the balance vesting monthly. The Directors’ Plan will terminate in March 2010 unless terminated earlier in accordance with the provisions of the Directors’ Plan. At December 31, 2003, 2002 and 2001 authorized and unissued shares of common stock for issuance under the Directors’ Plan were 251,459, 251,459 and 280,000. At December 31, 2003, 2002 and 2001, options outstanding under the Directors’ Plan were 145,000, 70,000 and 100,000.

2000 Employee Stock Purchase Plan

In March 2000, we adopted the 2000 Employee Stock Purchase Plan (the “Purchase Plan”). We reserved a total of 250,000 shares of our common stock for issuance under the Purchase Plan. In addition, the Purchase Plan provides for annual increases in the number of shares available for issuance under the Purchase Plan beginning January 1, 2001. The number of additional shares to be reserved automatically will be equal to the lesser of 150,000 shares, 1% of the outstanding shares on the date of the annual increase or such amount as may be determined by the Board of Directors. The Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock on the first day of the offering or 85% of the fair market value of our common stock on the purchase date. The initial offering period commenced on the effective date of the initial public offering, August 11, 2000. Through the end of December 31, 2003, we have issued a total of 218,324 shares under this plan, and 481,676 shares remain available for future issuance. The weighted average per share fair value for shares purchased under our Purchase Plan during 2003, 2002 and 2001 was $5.33, $3.72 and $3.36.

1996 Stock Option Plan

The 1996 Stock Option Plan (the “1996 Plan”) was adopted in April 1996. The terms are similar to the 2000 Plan. At December 31, 2003, 2002 and 2001, 1,212,085, 1,311,152 and 1,401,834 options were outstanding under the 1996 Plan. The 1996 Plan was terminated upon our initial public offering and no new options can be granted under this plan. The termination of the 1996 Plan had no effect upon outstanding options under the plan.

1988 Stock Option Plan

The 1988 Stock Option Plan (the “1988 Plan”) was adopted in February 1989. At December 31, 2003, 2002 and 2001, 38,998, 89,511 and 132,322 options were outstanding under the 1988 Plan. The 1988 Plan was terminated upon our initial public offering and no new options can be granted under this plan. The termination of the 1988 Plan had no effect upon outstanding options under the plan.

Stock option plan activity summary

A summary of activity under our stock option plans through December 31, 2003 is as follows:

	Shares Available for Grant	Outstanding Options
		Number of shares	Weighted Avg. Price per share
Balance, December 31, 2000	1,853,250	2,647,301	$2.76
Shares terminated, 1988 and 1996 plans	(248,987)	—	—
Authorized	1,133,802	—	—
Granted	(1,598,250)	1,598,250	$7.54
Exercised	—	(437,408)	$1.66
Cancelled	286,487	(286,487)	$3.18

Balance, December 31, 2001	1,426,302	3,521,656	$5.03
Shares terminated, 1988 and 1996 plans	(10,839)	—	—
Authorized	1,388,274	—	—
Granted	(1,933,500)	1,933,500	$11.48
Exercised	—	(246,861)	$4.73
Cancelled	357,630	(357,630)	$10.18

Balance, December 31, 2002	1,227,867	4,850,665	$7.24
Shares terminated, 1988 and 1996 plans	(35,087)	—	—
Authorized	1,500,000	—	—
Granted	(1,201,500)	1,201,500	$15.06
Exercised	—	(304,829)	$5.28
Cancelled	450,326	(450,326)	$8.88

Balance, December 31, 2003	1,941,606	5,297,010	$8.99

The weighted average fair value of options granted during 2003, 2002 and 2001 was $9.55, $6.34 and $5.98. The weighted average exercise price of options exercisable during 2003, 2002 and 2001 was $4.88, $3.49 and $2.16.

The following table summarizes information about the stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of shares	Weighted–Avg. Remaining Contractual Life (in years)	Weighted– Avg. Exercise Price	Number of Shares	Weighted– Avg. Exercise Price
$ 1.00 – $ 1.60	1,087,919	4.31	$1.55	1,087,919	$1.55
$ 2.00 – $ 3.81	501,994	6.88	$3.22	392,425	$3.11
$ 7.06 – $ 8.25	527,123	7.26	$7.68	357,749	$7.73
$10.13 – $10.27	907,849	8.19	$10.26	196,062	$10.24
$10.37 – $12.11	939,500	8.42	$11.25	267,408	$11.14
$12.20 – $16.66	922,125	8.97	$13.05	69,230	$13.20
$18.53 – $23.05	410,500	9.71	$20.31	0	$0.00

$ 1.00 – $23.05	5,297,010	7.47	$8.99	2,370,793	$4.88

FAS 123 Pro Forma Information

Pro forma information regarding net loss and loss per share required by SFAS 123 as disclosed in Note 1 has been determined as if we had accounted for our employee stock options under the fair value method of SFAS 123. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Stock Option Plans Years Ended December 31,			Stock Purchase Plan Years Ended December 31,
	2003	2002	2001	2003	2002	2001
Expected stock price volatility	77.1%	81.5%	93.2%	86.8%	106.4%	109.3%
Risk-free interest rate	2.99%	3.54%	4.06%	2.11%	4.06%	4.55%
Expected life (in years)	5.0	5.0	5.0	1.36	1.38	1.22
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

During 2001, we issued 60,000 options to non-employees in exchange for services performed for Telik. There were no options issued to non-employees in 2003 and 2002. We recorded non-employee related compensation expenses of $266,000 in 2003, $171,000 in 2002, and $47,000 in 2001. In accordance with SFAS 123 and EITF 96-18, options granted to consultants and other non-employees are periodically revalued as they vest.

Deferred compensation

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

We recorded amortization of deferred stock compensation of approximately $419,000, $511,000, and $558,000 for the years ended December 31, 2003, 2002 and 2001.

Reserved Shares

At December 31, 2003, common stock subject to future issuance is as follows:

1988 Stock option plan	38,998
1996 Stock option plan	1,212,065
2000 Equity incentive plan	5,736,094
2000 Non-employee directors’ stock option plan	251,459
2000 Employee stock purchase plan	481,676

7,720,292

7.    Income taxes

We have incurred net losses since inception and, consequently, have not recorded any U.S. federal and state income taxes. Deferred income taxes reflect the net tax effects of net operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows (in thousands):

	December 31,
	2003	2002
Deferred tax assets
Net operating loss carryforward	$56,626	$39,100
Research credits	11,941	3,100
Capitalized research expenses	4,777	3,100
Other	708	1,250

Total deferred tax assets	74,052	46,550
Valuation allowance	(74,052)	(46,550)

Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $27.5 million and $13.7 million during 2003 and 2002.

As of December 31, 2003, we had net operating loss carryforwards for federal income tax purposes of approximately $160.0 million which will expire in the years 2004 through 2022 and federal research and development tax credits of approximately $6.7 million which will expire in the years 2004 through 2012.

As of December 31, 2003, we had net operating loss carryforwards for state income tax purposes of approximately $38.0 million which expire in the years 2004 through 2012 and state research and development credits of approximately $5.3 million which do not expire.

Utilization of our net operating loss and credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation may result in the expiration of net operating loss and credits before utilization.

8.    Related party transactions

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

Under the collaboration agreement and related license, we have received payments for certain research and development activities, and may receive payments for achievement of specified development milestones, such as initiation of clinical trials and submission of Sanwa’s request for regulatory approval, and for royalties on product sales, if any, in several countries in Asia. To-date we have received a total of $12.0 million from Sanwa under the collaboration agreement and we may receive up to $10.0 million more in the future for the achievement of the development milestones mentioned previously. In addition to research funding, Sanwa invested an aggregate of $11.0 million in our equity securities during the years of 1996 through 1998.

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

9.    401(k) Plan

We maintain a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code. The plan covers substantially all full-time employees. Participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. We have made no employer contributions to the plan since its inception.

10.    Quarterly financial information (unaudited)

Selected quarterly financial information is summarized below (in thousands except per share amounts):

Quarter Ended	2003				2002
	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
Total revenues	$7	$6	$173	$250	$250	$250	$365	$422

Operating costs and expenses:
Research and development(1)	11,660	10,671	10,262	9,718	11,536	6,661	8,022	4,330
General and administrative(1)	3,202	2,628	2,080	2,005	1,836	1,593	1,627	1,609

Total operating costs and expenses	14,862	13,299	12,342	11,723	13,372	8,254	9,649	5,939

Loss from operations	(14,855)	(13,293)	(12,169)	(11,473)	(13,122)	(8,004)	(9,284)	(5,517)
Interest income, net	325	190	271	362	489	179	205	272

Net loss	$(14,530)	$(13,103)	$(11,898)	$(11,111)	$(12,633)	$(7,825)	$(9,079)	$(5,245)

Net loss per common share, basic and diluted (2)	$(0.36)	$(0.37)	$(0.33)	$(0.31)	$(0.36)	$(0.28)	$(0.33)	$(0.19)
Weighted average shares used in computing net loss per common share, basic and diluted	39,822	35,895	35,840	35,657	35,496	28,174	27,808	27,738

(1)	Quarterly data for year 2002 reflect the reclassification of intellectual property related legal fees from research and administration expense to general and administrative expense to conform with our presentation in 2003.

(2)	Net loss per common share for each quarter are calculated as a discrete period; the sum of four quarters may not equal the calculated full year amount.