Form 10-Q
period 2004-03-31
TELIK INC
filed 2004-05-05
CIK 1109196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED March 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class: Common Stock $0.01 par value	Outstanding at April 30, 2004: 43,689,172 shares

TELIK, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

TELIK, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2004	December 31, 2003
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$83,591	$76,851
Short-term investments	84,991	105,802
Other receivables	464	354
Prepaids and other current assets	1,587	1,417

Total current assets	170,633	184,424
Property and equipment, net	5,310	5,388
Long-term investments	16,154	16,639
Restricted investments	1,796	1,796
Other assets	60	60

Total assets	$193,953	$208,307

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,653	$2,623
Accrued clinical trials	5,128	4,174
Accrued compensation	1,267	3,232
Accrued liabilities	1,481	836
Deferred revenue	150	25
Current portion of capital leases and equipment loans	1,026	907

Total current liabilities	11,705	11,797
Non-current portion of capital leases and equipment loans	1,454	1,493
Other liabilities	809	715
Commitments
Stockholders’ equity:
Preferred stock, $0.01 par value: 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; shares issued and outstanding: 43,689,172 at March 31, 2004 and 43,583,457 at December 31, 2003	437	436
Additional paid-in capital	362,662	361,840
Deferred stock compensation, net	—	(93)
Accumulated other comprehensive income	84	50
Accumulated deficit	(183,198)	(167,931)

Total stockholders’ equity	179,985	194,302

Total liabilities and stockholders’ equity	$193,953	$208,307

See accompanying Notes to Condensed Financial Statements.

TELIK, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Contract revenue from collaborations:
With related parties	$—	$250
Other	31	—

Total revenues	31	250
Operating costs and expenses:
Research and development	13,237	9,718
General and administrative	2,619	2,005

Total operating costs and expenses	15,856	11,723
Loss from operations	(15,825)	(11,473)
Interest income	609	374
Interest expense	(51)	(12)

Net loss	$(15,267)	$(11,111)

Basic and diluted net loss per common share	$(0.35)	$(0.31)

Shares used to calculate basic and diluted net loss per common share	43,621	35,657

See accompanying Notes to Condensed Financial Statements.

TELIK, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(15,267)	$(11,111)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	337	152
Amortization of deferred stock compensation	93	123
Stock options granted to non-employees	73	58
Changes in assets and liabilities:
Other receivables	(110)	1,742
Prepaid expenses and other current assets	(170)	(88)
Accounts payable	30	(2,522)
Accrued clinical trials, compensation and other liabilities	(272)	550
Deferred revenue	125	(250)

Net cash used in operating activities	(15,161)	(11,346)

Cash flows from investing activities:
Purchases of investments	(32,795)	(19,848)
Sales of investments	47,625	9,000
Maturities of investments	6,500	5,900
Change in restricted investments	—	1,524
Purchases of property and equipment	(259)	(3,368)

Net cash provided by (used in) investing activities	21,071	(6,792)

Cash flows from financing activities:
Proceeds from equipment loans	316	1,321
Principal payments under capital leases and equipment loans	(236)	(32)
Net proceeds from issuance of common stock	750	1,506

Net cash provided by financing activities	830	2,795

Net increase (decrease) in cash and cash equivalents	6,740	(15,343)
Cash and cash equivalents at beginning of period	76,851	34,688

Cash and cash equivalents at end of period	$83,591	$19,345

Supplementary information:
Interest paid	$51	$12

See accompanying Notes to Condensed Financial Statements.

TELIK, INC.

Notes to Condensed Financial Statements

(Unaudited)

1. Basis of presentation and summary of significant accounting policies

We have prepared the accompanying financial statements in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. We believe all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 or any other period. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date. You should read these financial statements and notes in conjunction with our audited financial statements for the year ended December 31, 2003, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2004.

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

Stock-based compensation

We issue stock options to our employees and outside directors and provide employees the right to purchase our stock pursuant to stockholder approved stock option and employee stock purchase programs. We account for our stock-based compensation plans under the intrinsic value method of accounting as defined by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. For pro forma disclosures, the estimated fair value of the options is amortized over the vesting period, typically four years, and the estimated fair value of the stock purchases is amortized over the six-month purchase period. The following table illustrates the effect on net loss and net loss per common share if we had accounted for our stock option and stock purchase plans under the fair value method of accounting under Statement of Financial Accounting Standards, or SFAS, No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148 (in thousands):

	Three Months Ended March 31,
	2004	2003
Net loss – as reported	$(15,267)	$(11,111)
Add: Stock-based employee compensation included in reported net loss	93	123
Deduct: Total stock-based employee compensation expense under the fair value based method for all awards	(3,697)	(1,378)

Net loss – pro forma	$(18,871)	$(12,366)

Basic and diluted net loss per common share – as reported	$(0.35)	$(0.31)

Basic and diluted net loss per common share – pro forma	$(0.43)	$(0.35)

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

	Stock Option Plans		Stock Purchase Plan
	Three Months Ended March 31,		Three Months Ended March 31,
	2004	2003	2004	2003
Expected stock price volatility	71.8%	79.1%	79.1%	87.4%
Risk-free interest rate	3.00%	3.00%	1.33%	2.13%
Expected life (in years)	5.1	5.0	1.35	1.38
Expected dividend yield	—	—	—	—

2. Comprehensive loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes changes in unrealized gains (losses) on investments. Comprehensive loss for the three months ended March 31, 2004 and 2003 are as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Net loss	$(15,267)	$(11,111)
Changes in unrealized gains on investments	34	22

Comprehensive loss	$(15,233)	$(11,089)

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

Outstanding options to purchase an aggregate of 6,355,878 and 4,814,981 shares of our common stock for the three months ending March 31, 2004 and 2003 were excluded from diluted net loss per common share calculations because inclusion of such options would have an anti-dilutive effect on losses in these periods.

4. Cash, cash equivalents, investments and restricted investments

The following is a summary of cash equivalents, investments and restricted investments (in thousands):

	March 31, 2004
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificate of deposit	$1,796	$—	$—	$1,796
Corporate notes	65,882	42	(1)	65,923
Commercial paper	86,318	—	(1)	86,317
Government agencies	26,232	44	—	26,276
Cash and money market funds	6,220	—	—	6,220

Total	$186,448	$86	$(2)	$186,532

Reported as:
Cash and cash equivalents				$83,591
Short-term investments				84,991
Long-term investments				16,154
Restricted investments				1,796

Total				$186,532

	December 31, 2003
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificate of deposits	$1,796	$—	$—	$1,796
Corporate notes	80,860	26	(7)	80,879
Commercial paper	99,413	9	—	99,422
Government notes	10,606	33	(11)	10,628
Cash and money market funds	8,363	—	—	8,363

Total	$201,038	$68	$(18)	$201,088

Reported as:
Cash and cash equivalents				$76,851
Short-term investments				105,802
Long-term investments				16,639
Restricted investments				1,796

Total				$201,088

The net realized gains on sales of available for sale investments were not material for any periods presented. Realized gains and losses were calculated based on the specific identification method. At March 31, 2004 and December 31, 2003, the weighted-average maturities of our available-for-sale securities were 85 days and 78 days, respectively.

5. Property and equipment

Property and equipment consist of the following (in thousands):

	March 31, 2004	December 31, 2003
Machinery and equipment	$3,592	$3,462
Office furniture and equipment	195	178
Capital lease	1,009	1,009
Computer equipment	431	421
Software	614	558
Leasehold improvements	3,196	3,196

	9,037	8,824
Less accumulated depreciation and amortization	(3,727)	(3,436)

Property and equipment, net	$5,310	$5,388

6. Capital leases and equipment loan

In August 2002, we entered into a Master Lease Agreement, as amended, relating to an equipment lease facility and a related Master Security Agreement, as amended, relating to a line of credit secured by equipment and tenant improvements. Collectively, these credit facilities provide for a line of credit of up to approximately $2.5 million. Both credit facilities have a drawdown period of one year. Draws on the Master Lease Agreement have a payment term of 42 months with an early buyout option at 36 months. Draws on the Master Security Agreement have a payment term of 36 months. Draws under both agreements will bear interest at a rate to be fixed at the time of drawdown, calculated as 675 basis points above the current four-year Treasury Constant Maturities rate. In March 2003, we drew down $1.3 million under the Master Security Agreement and in May 2003, we drew down $839,000 under the Master Lease Agreement. At March 31, 2004, draws under both credit facilities totaled approximately $2.5 million, bearing interest rates between 4.3% and 11.5%. Pursuant to the terms of these credit facilities, we are required to maintain a balance of cash and investments of at least $20.5 million. In the event our cash and investments balance falls below $20.5 million, we are obligated to provide the lessor with a continuing irrevocable letter of credit from a financial institution acceptable to the lessor in an amount equal to 100% of the outstanding balance of all indebtedness and loans.

In August 2003, we entered into a Loan and Security Agreement relating to an equipment facility secured by equipment purchased. The Loan and Security Agreement provides for a line of credit of up to $1.5 million and has a drawdown period of one year. Draws on the Loan and Security Agreement have a payment term of 36 months and will bear interest at a rate fixed at the time of each advance at a per annum rate of 375 basis points above the current 36 month Treasury Constant Maturity rate provided that at no time shall such interest rate be less than 5.09% per annum. At March 31, 2004, draws under this credit facility totaled approximately $684,000, bearing an interest rates between 5.91% and 5.94%. Pursuant to the terms of the credit facility, we are required to maintain a balance of cash and investments with the lender of at least $5.0 million.

As of March 31, 2004, future payments under capital leases and loans are as follows (in thousands):

	Capital Leases	Loans	Total
2004	226	664	890
2005	318	866	1,184
2006	246	388	634
2007	—	10	10

Total	$790	$1,928	2,718
Less amount representing interest			238

Present value of future payments			2,480

Reported as current portion			$1,026

Non-current portion			$1,454

7. Registration statement on Form S-3

In April 2004, we filed a registration statement on Form S-3 to offer and sell, from time to time, shares of our common stock in one or more offerings up to a total dollar amount of $200 million.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Special Note Regarding Statements of Expected Future Performance

This Quarterly Report on Form 10-Q contains statements indicating expectations about future performance and other forward-looking statements that involve risks and uncertainties. We usually use words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “future,” “intend,” “potential,” or “continue” or the negative of these terms or similar expressions to identify forward-looking statements. These statements appear throughout this Quarterly Report on Form 10-Q and are statements regarding our current intent, belief or expectation, primarily with respect to our operations and related industry developments. Examples of these statements include, but are not limited to, statements regarding the following: the implications of positive interim results of our Phase 2 clinical trials, the progress of our research programs, including clinical testing, the extent to which our issued and pending patents may protect our products and technology, our ability to identify new product candidates using TRAP technology (our proprietary Target-Related Affinity Profiling technology), the potential of such product candidates to lead to the development of safer or more effective therapies, our ability to develop the technology derived from our collaborations, our anticipated timing for filing additional Investigational New Drug applications or INDs, with the Food and Drug Administration or FDA, or for the initiation or completion of Phase 1, Phase 2 or Phase 3 testing for any of our product candidates, our future operating expenses, our future losses, our future expenditures for research and development and the sufficiency of our cash resources. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in the section of this Item 2 titled “Additional Factors That May Affect Future Results” and elsewhere in this Quarterly Report on Form 10-Q.

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 5, 2004.

“Telik,” the Telik logo, TRAP, TELCYTA and TELINTRA are trademarks of Telik, Inc. All other brand names or trademarks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

Overview

Telik is engaged in the discovery, development and commercialization of small molecule therapeutics. We have incurred net losses since inception and expect to incur substantial and increasing losses for the next several years as we expand our research and development activities and move our product candidates into later stages of development. As of March 31, 2004, we had an accumulated deficit of $183.2 million.

Our expenses have consisted primarily of those incurred for research and development and general and administrative costs associated with our operations. The process of carrying out the development of our product candidates to later stages of development and our research programs may require significant additional research and development expenditures, including preclinical testing and clinical trials, as well as for manufacturing development efforts and obtaining regulatory approval. We outsource our clinical trials and our manufacturing development activities to third parties to maximize efficiency and minimize our internal overhead. To date, we have funded our operations primarily through the sale of equity securities and non-equity payments from collaborative partners.

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

During the first quarter of 2004 we announced the following:

•	Preclinical results that support advancement of TELCYTA clinical development to the front line and second line treatment settings. The data were presented at the American Association for Cancer Research 95th annual meeting in Orlando, Florida.

•	The initiation of a randomized Phase 3 registration trial of TELCYTA administered as a single agent in non-small cell lung cancer, or NSCLC, patients who have failed two prior chemotherapy regimens. The trial is expected to enroll approximately 520 patients who are being randomized to TELCYTA treatment or to a control group receiving Iressa®, the approved third-line treatment for NSCLC.

•	The initiation of a multicenter Phase 1-2a clinical trial in which TELCYTA will be evaluated in combination with cisplatin in the front-line treatment of Stage IIIb or IV NSCLC patients. The trial is expected to enroll approximately 50 NSCLC patients who have not previously received chemotherapy.

•	The exercise by Roche of its option to select active lead compounds identified through its collaboration with us. To identify the lead compounds, we used our proprietary TRAP small molecule drug discovery technology to determine the molecules active against a disease target selected by Roche.

Critical accounting policies and significant judgments and estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments related to revenue recognition and clinical development costs. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Deferred stock compensation

In connection with the grant of stock options to employees, we recorded deferred stock compensation totaling $2.6 million and $0.3 million in the years ended December 31, 2000 and 1999. Deferred stock compensation for options granted to employees has been determined as the difference between the deemed fair value of our common stock for financial reporting purposes on the date such options were granted and the applicable exercise prices. Such amount is included as a reduction of stockholders’ equity and is being amortized using straight-line vesting. We recorded amortization of deferred stock compensation of $93,000 for the three months ended March 31, 2004 and $123,000 for the three months ended March 31, 2003. At March 31, 2004, deferred stock compensation was fully amortized.

Use of estimates

In preparing our financial statements to conform with accounting principles generally accepted in the United States, we make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results may differ from these estimates.

Results of operations

Three Months Ended March 31, 2004 and 2003

Revenues

	Three months ended March 31,
(in thousands, except percentages)	2004	2003	% Change
Revenues	$31	$250	(88%)

Revenues in the three months ended March 31, 2004 resulted primarily from our collaborative agreement with Roche, while revenues in the same period in 2003 resulted from our collaborative agreement with Sanwa. The decrease in revenues of $219,000, or 88%, was primarily due to the completion of our remaining collaboration with Sanwa in May 2003.

We expect near-term future revenues to fluctuate primarily depending upon the extent to which we enter into new collaborative research agreements and the amounts of payments relating to such agreements.

Research and development expenses

Research and development expenses for the three months ended March 31, 2004 and 2003 were $13.2 million and $9.7 million. Our research and development activities consist primarily of drug development, clinical supply manufacturing, clinical activities, discovery research, screening and identification of product candidates and preclinical studies. We group these activities into two major categories: “research and preclinical” and “clinical development.” Research and preclinical costs primarily represent our new drug discovery efforts and preclinical work for our selected clinical candidates. Costs associated with clinical development represent the advancement of our existing product candidates through clinical trials.

The costs associated with research and preclinical and clinical development activities approximate the following:

	Three Months Ended March 31,
(In thousands, except percentages)	2004	2003	% Change
Research and preclinical	$3,948	$3,701	7%
Clinical development	9,289	6,017	54%

Total research and development	$13,237	$9,718	36%

The increase of 36% or $3.5 million in research and development expenses for the three months ended March 31, 2004 compared to the same period in 2003 was principally due to increased costs for the following:

•	TELCYTA
-	costs associated with our Phase 3 registration trial in ovarian cancer and start-up costs associated with the initiation of our Phase 3 registration trial in non-small cell lung cancer of $3.6 million offset by a decrease in drug supply manufacturing costs of approximately $1.3 million;

•	TELINTRA
-	clinical drug supply manufacturing costs of approximately $273,000 offset by a decrease in costs associated with the Phase 1-2a clinical trial in MDS of approximately $158,000; and

•	Other expenses
-	approximately $1.2 million associated with headcount growth and increased expenses to support clinical activities.

We expect research and development expenditures to increase in the future as a result of increased manufacturing and clinical development costs primarily relating to our TELCYTA and TELINTRA clinical development programs. The timing and the amount of these expenditures will depend upon the outcome of our ongoing clinical trials, the costs associated with the Phase 3 clinical trials of TELCYTA, including related expansion of our research and development organization, regulatory requirements, advancement of our preclinical programs and product manufacturing costs.

The following table summarizes our principal product development programs, including the related stages of development for each product in development and the research and development expenses recognized in connection with each product. The information in the column labeled “Estimated Completion of Current Phase” is our current estimate of the timing of completion of product development phases. The actual timing of completion of those phases could differ materially from the estimates provided in the table. For a discussion of the risks and uncertainties associated with the timing of completing a product development phase, see the “All of our product candidates are in research and development. If clinical trials of TELCYTA and TELINTRA are delayed or unsuccessful or if we are unable to complete the preclinical development of our other preclinical product candidates, our business may suffer,” “If we do not obtain regulatory approval to market products in the United States and foreign countries, we or our collaborators will not be permitted to commercialize our product candidates,” “As our product programs advance, we will need to hire additional scientific and management personnel. Our research and development efforts will be seriously jeopardized if we are unable to attract and retain key personnel,” and “If we are unable to contract with third parties to manufacture our product candidates or any products that we may develop in sufficient quantities and at an acceptable cost, clinical development of product candidates could be delayed and we may be unable to meet demand for any products that we may develop and lose potential revenue” sections of our Risk Factors below. For further information on our products refer to our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2003 on March 5, 2004.

Product	Description	Phase of Development	Estimated Completion of Phase	Related R&D Expense Three Months Ended March 31,
				2004	2003
TELCYTA				$8,975	$5,895
	Ovarian	Phase 3	2005
	Lung	Phase 3	2005
	Colorectal	Phase 2	2003
	Ovarian	Phase 2	2004
	Lung	Phase 2	2004
	Breast	Phase 2	2004
	Combination (with other drugs)	Phase 2	2004
TELINTRA	Myelodysplastic syndrome	Phase 1/2	2005	776	877
Other (1)				3,486	2,946

Total research and development expense				$13,237	$9,718

(1)	“Other” constitutes research and development activities performed by our Chemistry, Biology, Pre-clinical and Quality Assurance departments as these costs cannot be allocated to any individual project.

The largest component of our total operating expenses is our ongoing investments in research and development and, in particular, the clinical development of our product pipeline. The process of conducting the clinical research necessary to obtain FDA approval is costly and time consuming. Current FDA requirements for a new human drug to be marketed in the United States include:

•	the successful conclusion of pre-clinical laboratory and animal tests, if appropriate, to gain preliminary information on the product’s safety;

•	filing with the FDA of an IND, to conduct human clinical trials for drugs;

•	the successful completion of adequate and well-controlled human clinical investigations to establish the safety and efficacy of the product for its recommended use; and

•	filing by a company and acceptance and approval by the FDA of a New Drug Application for a drug product to allow commercial distribution of the drug.

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

General and administrative expenses

	Three Months Ended March 31,
(In thousands, except percentages)	2004	2003	% Change
General and administrative	$2,619	$2,005	31%

The increase in general and administrative expenses of 31% or $614,000 in the three months ended March 31, 2004 was due primarily to increased costs for the following:

•	approximately $255,000 in costs associated with headcount growth and increased expenses necessary to manage the growth of our operations; and

•	marketing expenses due to increased marketing program activities of approximately $357,000.

We expect future general and administrative expenses to increase in support of expanded business activities including costs associated with our marketing efforts to support our commercialization strategy for TELCYTA.

Interest income and interest expense

	Three Months Ended March 31,
(In thousands, except percentages)	2004	2003	% Change
Interest income	$609	$374	63%
Interest expense	$51	$12	325%

Interest income of $609,000 and $374,000 for the three months ended March 31, 2004 and 2003 resulted primarily from earnings on investments. The increase of 63% or $235,000 in interest income was due to higher principal balance of our investments as a result of $142.8 million in net proceeds obtained from our follow-on offering in November 2003.

Interest expense was $51,000 and $12,000 for the three months ended March 31, 2004 and 2003. The increase of 325% or $39,000 in interest expense was due to our utilization of the capital lease and equipment loan facilities.

Liquidity and capital resources

(In millions)	2004	2003
March 31:
Cash, cash equivalents, investments and restricted cash	$186.5	$92.4
Working capital	$158.9	$77.4
Current ratio	14.6 : 1	11.4 : 1

Three months ended March 31:
Cash provided by (used in):
Operating activities	$(15.2)	$(11.3)
Investing activities	$21.1	$(6.8)
Financing activities	$0.8	$2.8
Capital expenditures (included in investing activities above)	$(0.3)	$(3.4)

Sources and Uses of Cash. Since inception we have funded our research and development operations through sales of equity, collaborative arrangements with corporate partners, interest earned on investments and equipment lease financings. At March 31, 2004, we had available cash, cash equivalents, investments and restricted investments of $186.5 million. Our cash and investment balances are held in a variety of interest-bearing instruments including obligations of U.S. government agencies, high-grade corporate and municipal bonds, commercial paper and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk.

Cash Flows from Operating Activities. Cash used in operations for the three months ended March 31, 2004 was $15.2 million compared with $11.3 million for the same period in 2003. Net loss of $15.3 million in 2004 included non-cash charges of $337,000 for depreciation and amortization, $93,000 for the amortization of deferred stock compensation and $73,000 related to non-cash stock based compensation to non employees. Cash usage in 2004 resulted from a change in accounts payable of $110,000, prepaids and other assets of $170,000 and accrued clinical trial, compensation and other liabilities of $272,000, which were primarily for operating activities and drug supplies. Cash outflows were offset by changes in accounts payable of $30,000 and an increase of $125,000 in deferred revenue. Operating cash outflows for the same period in 2003 resulted primarily from our net loss of $11.1 million and $2.5 million usage in accounts payable offset by increases of $1.7 million in other receivables and the effect of $550,000 in accrued clinical trial, compensation and other liabilities.

Cash Flows from Investing Activities. Cash provided from investing activities for the three months ended March 31, 2004 was $21.1 million compared with $6.8 million cash used for the same period in 2003. Investing activities in 2004 were primarily related to the $21.3 million in net purchases, sales and maturities of investments and $259,000 equipment purchases. Cash used in the same period in 2003 was related to $4.9 million in net purchases of investments, $1.5 million in restricted cash for a security deposit on our Palo Alto facility and $3.4 million in leasehold improvements and laboratory equipment purchases.

Cash Flows from Financing Activities. Cash provided by financing activities for the three months ended March 31, 2004 was approximately $830,000 compared with a $2.8 million for the same period in 2003. Financing activities in 2004 included approximately $316,000 in proceeds obtained through equipment loans and $750,000 in proceeds from stock option exercises and our employee stock purchase plan, offset in part by $236,000 in payments under capital leases and equipment loan. Financing activities for the same period in 2003 were primarily due to $1.3 million in proceeds obtained through an equipment loan, $1.5 million from stock option exercises and our employee stock purchase plan offset by $32,000 from payments under capital leases and equipment loans.

Working Capital. Working capital decreased to $158.9 million at March 31, 2004 from $172.6 million at December 31, 2003. The decrease in working capital was due to our use of cash in operations primarily due to the expansion of our TELCYTA development program and costs associated with headcount growth.

In January 2004, we drew down a total of $316,000 for equipment purchases from our existing equipment loan facility at an interest rate of 5.94% payable over 36 months. At March 31, 2004, draws under this credit facility totaled approximately $684,000 and approximately $816,000 remains available for future draws through July 2004.

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

Our future contractual obligations at March 31, 2004 are as follows (in thousands):

	Total	2004	2005-2006	2007-2008	After 2008
Capital lease obligations	$790	$226	$564	$—	$—
Equipment loan	1,928	664	1,254	10	—
Operating leases	37,913	2,447	8,498	6,875	20,093

Total contractual cash obligations	$40,631	$3,337	$10,316	$6,885	$20,093

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

You should carefully consider these risk factors as each of these risks could adversely affect our business, operating results and financial condition.

We have a history of net losses, which we expect to continue for at least several years. We will never be profitable unless we develop, and obtain regulatory approval and market acceptance of, our product candidates.

Due to the significant research and development expenditures required to develop our TRAP technology and identify new product candidates, and the lack of any products to generate revenue, we have not been profitable and have incurred operating losses since we were incorporated in 1988. As of March 31, 2004, we had an accumulated deficit of $183.2 million. We expect to incur losses for at least the next several years and expect that these losses will increase as we expand our research and development activities and incur significant clinical testing costs. We do not anticipate that we will generate product revenue for several years. Our losses, among other things, have caused and will cause our stockholders’ equity and working capital to decrease. To date, we have derived substantially all of our revenues, which have not been significant, from project initiation fees and research reimbursement paid pursuant to existing collaborative agreements with third parties and achievement of milestones under current collaborations. We expect that this trend will continue until we develop, and obtain regulatory approval and market acceptance of, our product candidates, if at all. We may never generate product revenue sufficient to become profitable.

All of our product candidates are in research and development. If clinical trials of TELCYTA or TELINTRA are delayed or unsuccessful or if we are unable to complete the preclinical development of our other preclinical product candidates, our business may suffer.

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

TELCYTA has to date been evaluated in Phase 1 and Phase 2 clinical trials. We initiated a Phase 3 registration trial of TELCYTA in ovarian cancer in the first quarter of 2003 and a Phase 3 registration trial of TELCYTA in non small cell lung cancer in March 2004. These trials would test TELCYTA against a control arm consisting of currently established standard drug treatments for these cancers. Changes in standards of care during our Phase 3 trials may cause us to, or the FDA may require us to, perform additional clinical testing of TELCYTA against a different control arm prior to filing a New Drug Application for marketing approval.

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

The process of carrying out the development of our own unpartnered product candidates to later stages of development and developing other research programs to the stage that they may be partnered will require significant additional expenditures, including the expenses associated with preclinical testing, clinical trials and obtaining regulatory approval. We believe that our existing cash and investment securities will be sufficient to support our current operating plan through 2005. We will require additional financing to fund our operations. We do not know whether additional financing will be available when needed or that, if available, we will obtain financing on terms favorable to our stockholders. As of March 31, 2004, our accumulated deficit was $183.2 million, and we expect capital outlays and operating expenditures to increase over the next several years as we expand our clinical, research and development activities. The extent of any actual increase in operating or capital spending will depend in part on the clinical success of our product candidates.

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

Our success will also depend, in part, on our ability to operate without infringing the intellectual property rights of others. We cannot assure you that our activities will not infringe patents owned by others. As of the date of this quarterly report on Form 10-Q, we have not received any communications with the owners of related patents alleging that our activities infringe their patents. However, if our product candidates, technologies or any products that we may develop are found to infringe patents issued to third parties, the manufacture, use and sale of any products that we may develop could be enjoined, and we could be required to pay substantial damages. In addition, we may be required to obtain licenses to patents or other proprietary rights of third parties. We cannot assure you that any licenses required under any such patents or proprietary rights would be made available on terms acceptable to us, if at all. Failure to obtain such licenses could negatively affect our business.

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

Additional equity financings or other share issuances by us, including shares issued in connection with strategic alliances, could adversely affect the market price of our common stock. Sales by existing stockholders of a large number of shares of our common stock in the public market or the perception that additional sales could occur could cause the market price of our common stock to drop. As of March 31, 2004, we had 43,689,172 shares of our common stock outstanding, of which 42,002,761 shares were freely tradable and 1,686,411 shares were transferable in accordance with certain volume and manner of sale restrictions under Rule 144. The holder of approximately 1.5 million shares of our common stock is entitled to registration rights. If we propose to register any of our securities under the Securities Act of 1933, as amended, the holder of these shares is entitled to notice of the registration and is entitled to include, at our expense, its shares of common stock in the registration and any related underwriting. However, among other conditions, the underwriters may limit the number of shares to be included in the registration. In addition, the holder of these shares may require us, at our expense, on not more than two occasions and subject to certain limitations, to file a registration statement under the Securities Act with respect to its shares of common stock, and we will be required to use our best efforts to effect the registration.

If we do not progress in our programs as anticipated, our stock price could decrease.

For planning purposes, we estimate the timing of a variety of clinical, regulatory and other milestones, such as when a certain product candidate will enter clinical development, when a clinical trial will be completed or when an application for regulatory approval will be filed. Some of our estimates are included in this quarterly report on Form 10-Q. Our estimates are based on present facts and a variety of assumptions. Many of the underlying assumptions are outside of our control. If milestones are not achieved when we expect them to be, investors could be disappointed, and our stock price may decrease.

Our stock price may be volatile, and you may not be able to resell your shares at or above your purchase price.

Our stock prices and the market prices for securities of biotechnology companies in general have been highly volatile, with recent significant price and volume fluctuations, and may continue to be highly volatile in the future. During 2003, our common stock traded between $23.31 and $10.02 and during the first quarter of 2004, our common stock traded between $28.72 and $22.43. You may not be able to sell your shares quickly or at the market price if trading in our stock is not active or the volume is low. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock, some of which are beyond our control:

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

	2004	2005	Total	Fair value at March 31, 2004
Available-for-sale securities	$169,909	$8,523	$178,432	$178,516
Average interest rate	1.23%	1.90%	1.26%

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures. Based on our management’s evaluation (with the participation of our chief executive officer and chief financial officer), our chief executive officer and chief financial officer have concluded that, subject to limitations described below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), were effective as of March 31, 2004 to ensure that information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in internal controls. There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 5. Other Information.

In April 2004, we filed a registration statement on Form S-3 to offer and sell, from time to time, shares of our common stock in one or more offerings up to a total dollar amount of $200 million. Consistent with Section 10A(i)(2) of the Exchange Act, we are responsible for listing the non-audit services approved by our Audit Committee to be performed by Ernst & Young LLP, our external auditor. During the period covered by this Quarterly Report on Form 10-Q, our Audit Committee approved the engagement of Ernst & Young to perform services related to the filing of the registration statement and any related offering, which constitute in part non-audit services within the meaning of Section 10A(i) of the Exchange Act. The fees for this service are not expected to exceed $150,000.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (1)

4.1	Specimen Stock Certificate. (1)

4.2	Amended and Restated Registration Rights Agreement, dated March 31, 2000, between Telik and holders of Telik’s Series B, Series E, Series F, Series G, Series H, Series I, Series J and Series K preferred stock. (1)

4.3	Right Agreement dated November 2, 2001, by and between Telik and Wells Fargo Bank Minnesota, N.A., replaced by EquiServe Trust Company, N.A., as Rights Agent. (2)

4.4	Registrant’s Certificate of Designation of Series A Junior Participating Preferred Stock. (2)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on April 4, 2000, as amended (File No. 333-33868).

(2)	Incorporated by reference to exhibits to our Current Report on Form 8-K dated November 2, 2001 filed on November 5, 2002.

(b)	Reports on Form 8-K

We furnished a report on Form 8-K, dated March 26, 2004, announcing financial results for the quarter and year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELIK, INC.

/s/ CYNTHIA M. BUTITTA
Cynthia M. Butitta
Chief Operating Officer and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: May 5, 2004

EXHIBIT INDEX

Exhibits

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (1)

4.1	Specimen Stock Certificate. (1)

4.2	Amended and Restated Registration Rights Agreement, dated March 31, 2000, between Telik and holders of Telik’s Series B, Series E, Series F, Series G, Series H, Series I, Series J and Series K preferred stock. (1)

4.3	Right Agreement dated November 2. 2001, by and between Telik and Wells Fargo Bank Minnesota, N.A., replaced by EquiServe Trust Company, N.A., as Rights Agent. (2)

4.4	Registrant’s Certificate of Designation of Series A Junior Participating Preferred Stock. (2)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on April 4, 2000, as amended (File No. 333-33868).

(2)	Incorporated by reference to exhibits to our Current Report on Form 8-K dated November 2, 2001 filed on November 5, 2002.