Form 10-Q
period 2004-06-30
TELIK INC
filed 2004-08-05
CIK 1109196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class: Common Stock $0.01 par value	Outstanding at July 31, 2004: 43,692,422 shares

TELIK, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

TELIK, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2004	December 31, 2003
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$46,166	$76,851
Short-term investments	106,727	105,802
Other receivables	682	354
Prepaids and other current assets	1,239	1,417

Total current assets	154,814	184,424

Property and equipment, net	5,394	5,388
Long-term investments	17,279	16,639
Restricted investments	1,796	1,796
Other assets	60	60

Total assets	$179,343	$208,307

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,686	$2,623
Accrued clinical trials	6,769	4,174
Accrued compensation	2,133	3,232
Accrued liabilities	1,152	836
Deferred revenue	106	25
Current portion of capital leases and equipment loans	1,145	907

Total current liabilities	14,991	11,797

Non-current portion of capital leases and equipment loans	1,380	1,493
Other liabilities	909	715

Commitments
Stockholders’ equity:
Preferred stock, $0.01 par value: 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; shares issued and outstanding: 43,692,422 at June 30, 2004 and 43,583,457 at December 31, 2003	437	436
Additional paid-in capital	362,731	361,840
Deferred stock compensation, net	—	(93)
Accumulated other comprehensive income	(181)	50
Accumulated deficit	(200,924)	(167,931)

Total stockholders’ equity	162,063	194,302

Total liabilities and stockholders’ equity	$179,343	$208,307

See accompanying Notes to Condensed Financial Statements.

TELIK, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Contract revenue from collaborations:
With related parties	$—	$167	$—	$417
Other	44	6	75	6

Total revenues	44	173	75	423

Operating costs and expenses:
Research and development	15,576	10,262	28,813	19,980
General and administrative	2,734	2,080	5,353	4,085

Total operating costs and expenses	18,310	12,342	34,166	24,065

Loss from operations	(18,266)	(12,169)	(34,091)	(23,642)

Interest income	591	311	1,200	685
Interest expense	(51)	(40)	(102)	(52)

Net loss	$(17,726)	$(11,898)	$(32,993)	$(23,009)

Basic and diluted net loss per common share	$(0.41)	$(0.33)	$(0.76)	$(0.64)

Shares used to calculate basic and diluted net loss per common share	43,691	35,840	43,656	35,749

See accompanying Notes to Condensed Financial Statements.

TELIK, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(32,993)	$(23,009)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	674	433
Amortization of deferred stock compensation	93	228
Stock options granted to non-employees	138	142
Changes in assets and liabilities:
Other receivables	(328)	1,662
Prepaid expenses and other current assets	178	55
Other assets	—	45
Accounts payable	1,063	(4,228)
Accrued clinical trials, compensation and other liabilities	2,006	2,087
Deferred revenue	81	(379)

Net cash used in operating activities	(29,088)	(22,964)

Cash flows from investing activities:
Purchases of investments	(88,586)	(63,330)
Sales of investments	79,790	34,550
Maturities of investments	7,000	35,550
Change in restricted investments	—	2,000
Purchases of property and equipment	(680)	(3,458)

Net cash provided by (used in) investing activities	(2,476)	5,312

Cash flows from financing activities:
Proceeds from equipment loans	627	1,320
Principal payments under capital leases and equipment loans	(502)	(150)
Proceeds from issuance of common stock	754	1,715

Net cash provided by financing activities	879	2,885

Net increase (decrease) in cash and cash equivalents	(30,685)	(14,767)
Cash and cash equivalents at beginning of period	76,851	34,688

Cash and cash equivalents at end of period	$46,166	$19,921

Supplementary information:
Interest paid	$102	$52
Equipment acquired under capital leases	$—	$839

See accompanying Notes to Condensed Financial Statements.

TELIK, INC.

Notes to Condensed Financial Statements

(Unaudited)

1. Basis of presentation and summary of significant accounting policies

We have prepared the accompanying financial statements in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We believe all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 or any other period. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date. You should read these financial statements and notes in conjunction with our audited financial statements for the year ended December 31, 2003, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2004.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss – as reported	$(17,726)	$(11,898)	$(32,993)	$(23,009)
Add: Stock-based employee compensation included in reported net loss	—	105	93	228
Deduct: Total stock-based employee compensation expense under the fair value based method for all awards	(4,044)	(2,108)	(7,741)	(3,486)

Net loss – pro forma	$(21,770)	$(13,901)	$(40,641)	$(26,267)

Basic and diluted net loss per common share – as reported	$(0.41)	$(0.33)	$(0.76)	$(0.64)

Basic and diluted net loss per common share – pro forma	$(0.50)	$(0.39)	$(0.93)	$(0.73)

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

	Stock Option Plans		Stock Purchase Plan
	Three Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003
Expected stock price volatility	70.8%	77.4%	78.8%	79.9%
Risk-free interest rate	3.88%	2.63%	1.50%	1.30%
Expected life (in years)	5.03	4.99	1.62	1.24
Expected dividend yield	—	—	—	—

	Stock Option Plans		Stock Purchase Plan
	Six Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Expected stock price volatility	71.8%	78.5%	79.1%	87.4%
Risk-free interest rate	3.05%	2.87%	1.33%	2.13%
Expected life (in years)	5.07	5.01	1.35	1.38
Expected dividend yield	—	—	—	—

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

2. Comprehensive loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes changes in unrealized gains (losses) on investments. Comprehensive loss for the three and six months ended June 30, 2004 and 2003 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss	$(17,726)	$(11,898)	$(32,993)	$(23,009)
Changes in unrealized gains(losses) on investments	(265)	—	(231)	22

Comprehensive loss	$(17,991)	$(11,898)	$(33,224)	$(22,987)

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

Outstanding options to purchase an aggregate of 6,410,628 and 4,959,477 shares of our common stock for the six months ending June 30, 2004 and 2003 were excluded from diluted net loss per common share calculations because inclusion of such options would have an anti-dilutive effect on losses in these periods.

4. Cash, cash equivalents, investments and restricted investments

The following is a summary of cash equivalents, investments and restricted investments (in thousands):

	June 30, 2004
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificate of deposit	$1,796	$—	$—	$1,796
Corporate notes	65,443	2	(33)	65,412
Commercial paper	58,418	1	(8)	58,411
Government agencies	39,939	15	(158)	39,796
Cash and money market funds	6,553	—	—	6,553

Total	$172,149	$18	$(199)	$171,968

Reported as:
Cash and cash equivalents				$46,166
Short-term investments				106,727
Long-term investments				17,279
Restricted investments				1,796

Total				$171,968

	December 31, 2003
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificate of deposits	$1,796	$—	$—	$1,796
Corporate notes	80,860	26	(7)	80,879
Commercial paper	99,413	9	—	99,422
Government notes	10,606	33	(11)	10,628
Cash and money market funds	8,363	—	—	8,363

Total	$201,038	$68	$(18)	$201,088

Reported as:
Cash and cash equivalents				$76,851
Short-term investments				105,802
Long-term investments				16,639
Restricted investments				1,796

Total				$201,088

The net realized gains on sales of available for sale investments were not material for any periods presented. Realized gains and losses were calculated based on the specific identification method. At June 30, 2004 and December 31, 2003, the weighted-average maturities of our available-for-sale securities were 77 days and 78 days, respectively.

5. Property and equipment

Property and equipment consist of the following (in thousands):

	June 30, 2004	December 31, 2003
Computer and lab equipment	$5,974	$5,450
Office furniture and fixtures	284	178
Leasehold improvements	3,196	3,196

	9,454	8,824
Less accumulated depreciation and amortization	(4,060)	(3,436)

Property and equipment, net	$5,394	$5,388

6. Capital leases and equipment loans

At June 30, 2004, there are no draws available under our Master Lease and Master Security credit facilities of approximately $2.5 million. The lease and credit facilities, secured by equipment and tenant improvements and bearing interest rates between 4.3% and 11.5%, were fully utilized by the end of 2003. Pursuant to the terms of these credit facilities, we are required to maintain a balance of cash and investments of at least $20.5 million. In the event our cash and investments balance falls below $20.5 million, we are obligated to provide the lessor with a continuing irrevocable letter of credit from a financial institution acceptable to the lessor in an amount equal to 100% of the outstanding balance of all indebtedness and loans. At June 30, 2004, we are in compliance with the financial covenants.

At June 30, 2004, draws under our Loan and Security Agreement credit facility totaled approximately $995,000, bearing interest rates between 5.91% and 6.39%. Approximately $505,000 remains available for future draws through July 2004. Pursuant to the terms of the credit facility, we are required to maintain a balance of cash and investments with the lender of at least $5.0 million.

As of June 30, 2004, future payments under capital leases and loans are as follows (in thousands):

	Capital Leases	Loans	Total
2004	150	500	650
2005	318	980	1,298
2006	246	502	748
2007	—	48	48

Total	$714	$2,030	2,744
Less amount representing interest			219

Present value of future payments			2,525

Reported as current portion			$1,145

Non-current portion			$1,380

7. Registration statement on Form S-3

In April 2004, we filed a registration statement on Form S-3 to offer and sell, from time to time, shares of our common stock in one or more offerings up to a total dollar amount of $200 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Statements of Expected Future Performance

This Quarterly Report on Form 10-Q contains statements indicating expectations about future performance and other forward-looking statements that involve risks and uncertainties. We usually use words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “future,” “intend,” “potential,” or “continue” or the negative of these terms or similar expressions to identify forward-looking statements. These statements appear throughout this Quarterly Report on Form 10-Q and are statements regarding our current intent, belief or expectation, primarily with respect to our operations and related industry developments. Examples of these statements include, but are not limited to, statements regarding the following: the implications of positive interim results of our Phase 2 clinical trials, the progress of our research programs, including clinical testing, the extent to which our issued and pending patents may protect our products and technology, our ability to identify new product candidates using TRAP technology (our proprietary Target-Related Affinity Profiling technology), the potential of such product candidates to lead to the development of safer or more effective therapies, our ability to develop the technology derived from our collaborations, our anticipated timing for filing additional Investigational New Drug applications, or INDs, with the Food and Drug Administration or FDA, or for the initiation or completion of Phase 1, Phase 2 or Phase 3 testing for any of our product candidates, our future operating expenses, our future losses, our future expenditures for research and development and the sufficiency of our cash resources. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in the section of this Item 2 titled “Additional Factors That May Affect Future Results” and elsewhere in this Quarterly Report on Form 10-Q.

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

Overview

Telik is engaged in the discovery, development and commercialization of small molecule therapeutics. We have incurred net losses since inception and expect to incur substantial and increasing losses for the next several years as we expand our research and development activities and move our product candidates into later stages of development. As of June 30, 2004, we had an accumulated deficit of $200.9 million.

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

We are subject to risks common to biopharmaceutical companies, including risks inherent in our research, development and commercialization efforts, preclinical testing, clinical trials, uncertainty of regulatory and marketing approvals, enforcement of patent and proprietary rights, the need for future capital, potential competition, use of hazardous materials and retention of key employees. In order for a product to be commercialized, it will be necessary for us to conduct preclinical tests and clinical trials, demonstrate efficacy and safety of our product candidates to the satisfaction of regulatory authorities, obtain marketing approval, enter into manufacturing, distribution and marketing arrangements, obtain market acceptance and, in many cases, obtain adequate reimbursement from government and private insurers. We have not obtained regulatory approval for the commercial sale of any products, and we have not received any revenues from the commercial sale of products. We cannot provide assurance that we will generate revenues, or achieve and sustain profitability, in the future.

We expect that our quarterly and annual results of operations will fluctuate for the foreseeable future due to several factors, including the timing and extent of our research and development efforts and the outcome of our clinical trial activities. Our limited operating history makes accurate prediction of future operating results difficult or impossible.

Clinical Status

TELCYTA, our lead product candidate, is a small molecule tumor-activated cancer drug product candidate that we are evaluating initially to treat cancers that are resistant to standard chemotherapy drugs. We initiated a Phase 3 registration trial of TELCYTA for the treatment of ovarian cancer in 2003 and a Phase 3 registration trial of TELCYTA in non-small cell lung cancer in March 2004. We have completed a Special Protocol Assessment review by the FDA and have received Fast Track designation for both trials. In addition, we initiated two Phase 2 clinical trials of TELCYTA evaluated in combination with cisplatin and in combination with carboplatin and paclitaxel in the front-line treatment of Stage IIIb or IV non-small cell lung cancer in 2004. TELCYTA is also being studied in patients with advanced breast cancer.

TELINTRA, our second product candidate, is a small molecule bone marrow stimulant that we are developing for the treatment of blood disorders associated with low blood cell levels, such as neutropenia or anemia. Our Phase 1-2 clinical trial in MDS, a form of pre-leukemia, was initiated in April 2002 to establish the safety, dose limiting toxicities and maximum tolerated dose of TELINTRA. This trial is on-going and has not identified a dose limiting toxicity.

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

During the second quarter of 2004 we announced the following:

•	The initiation of a new Phase 2 clinical trial in which TELCYTA will be evaluated in combination with carboplatin and paclitaxel in the front-line treatment of Stage IIIb or IV non-small cell lung cancer (NSCLC) patients. Platinum and taxane-based drug combinations are the current standard for front-line chemotherapy of lung cancer.

•	Positive results from a Phase 2 clinical trial using the combination of TELCYTA and docetaxel in platinum resistant non-small cell lung cancer were presented at the 40th annual meeting of the American Society of Clinical Oncology, or ASCO, in New Orleans.

•	Positive results from a Phase 2 clinical trial using the combination of TELCYTA and carboplatin in patients with platinum refractory or resistant ovarian cancer were presented at ASCO in New Orleans.

•	Positive results from a Phase 2 clinical trial using the combination of TELCYTA and liposomal doxorubicin in patients with platinum refractory or resistant ovarian cancer were presented at ASCO in New Orleans.

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

Clinical development costs are a significant component of research and development expenses. We have a history of contracting with third parties that perform various clinical trial activities on our behalf in the ongoing development of our product candidates. The financial terms of these contracts are subject to negotiation and may vary from contract to contract and may result in uneven payment flows. We accrue and expense costs for clinical trial activities performed by third parties based upon estimates of the services completed to date on an individual study in accordance to agreements established with contract research organizations and clinical trial sites. We determine our estimates through discussion with internal clinical personnel and schedules provided by outside service providers as to the progress or stage of completion of trials and the agreed upon fees to be paid for such services. These estimates may or may not match the actual services performed by the organizations as determined by patient enrollment levels and related activities. We monitor patient enrollment levels and related activities to the extent possible; however, if we underestimated activity levels associated with various studies at a given point in time, we could record significant research and development expenses in future periods.

Use of estimates

In preparing our financial statements to conform with accounting principles generally accepted in the United States, we make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results may differ from these estimates.

Results of operations

Revenues

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
(in thousands, except percentages)	2004	2003		2004	2003
Revenues	$44	$173	(75)%	$75	$423	(82)%

Revenues in the three and six months ended June 30, 2004 resulted primarily from our collaborative agreement with Roche, while revenues in the same period in 2003 resulted from our collaborative agreement with Sanwa. The decrease in revenues of $129,000, or 75%, for the three months ended June 30, 2004 and $348,000, or 82%, for the six months ended June 30, 2004, was primarily due to the completion of our remaining collaboration with Sanwa in May 2003.

We expect near-term future revenues to fluctuate primarily depending upon the extent to which we enter into new collaborative research agreements and the amounts of payments relating to such agreements.

Research and development expenses

Research and development expenses for the three months ended June 30, 2004 and 2003 were $15.6 million and $10.3 million. Research and development expenses for the six months ended June 30, 2004 and 2003 were $28.8 million and $20.0 million. Our research and development activities consist primarily of drug development, clinical supply manufacturing, clinical activities, discovery research, screening and identification of product candidates and preclinical studies. We group these activities into two major categories: “research and preclinical” and “clinical development.” Research and preclinical costs primarily represent our new drug discovery efforts and preclinical work for our selected clinical candidates. Costs associated with clinical development represent the advancement of our existing product candidates through clinical trials.

The costs associated with research and preclinical and clinical development activities approximated the following:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(In thousands, except percentages)	2004	2003		2004	2003
Research and preclinical	$4,210	$4,273	(1)%	$8,158	$7,974	2%
Clinical development	11,366	5,989	90%	20,655	12,006	72%

Total research and development	$15,576	$10,262	52%	$28,813	$19,980	44%

The increase of 52% or $5.3 million in research and development expenses for the three months ended June 30, 2004 compared to the same period in 2003 was principally due to increased costs for the following:

•	TELCYTA

-	costs associated with our Phase 3 registration trial in ovarian cancer and start-up costs associated with the initiation of our Phase 3 registration trial in non-small cell lung cancer of $5.3 million and costs associated with Phase 2 clinical trials in ovarian and lung cancer in combination with standard chemotherapy drugs of $324,000 offset by a decrease in drug supply manufacturing costs of approximately $970,000; and

•	Other expenses

-	approximately $887,000 associated with headcount growth and increased expenses to support clinical activities.

The increase of 44%, or $8.8 million, in research and development expenses for the six months ended June 30, 2004 compared to the same period in 2003 was principally due to increased costs for the following:

•	TELCYTA

-	costs associated with our Phase 3 registration trial in ovarian cancer and start-up costs associated with the initiation of our Phase 3 registration trial in non-small cell lung cancer of $8.8 million offset by a decrease in drug supply manufacturing costs of approximately $2.3 million;

•	TELINTRA

-	clinical drug supply manufacturing costs of approximately $334,000 offset by a decrease in costs associated with the Phase 1-2a clinical trial in MDS of approximately $146,000; and

•	Other expenses

-	approximately $2.1 million associated with headcount growth and increased expenses to support clinical activities.

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

The following table summarizes our principal product development programs, including the related stages of development for each product in development and the research and development expenses recognized in connection with each product. The information in the column labeled “Estimated Completion of Current Phase” is our current estimate of the timing of completion of product development phases. The actual timing of completion of those phases could differ materially from the estimates provided in the table. For a discussion of the risks and uncertainties associated with the timing of completing a product development phase, see the “All of our product candidates are in research and development. If clinical trials of TELCYTA and TELINTRA are delayed or unsuccessful or if we are unable to complete the preclinical development of our other preclinical product candidates, our business may suffer,” “If we do not obtain regulatory approval to market products in the United States and foreign countries, we or our collaborators will not be permitted to commercialize our product candidates,” “As our product programs advance, we will need to hire additional scientific and management personnel. Our research and development efforts will be seriously jeopardized if we are unable to attract and retain key personnel,” and “If we are unable to contract with third parties to manufacture our product candidates or any products that we may develop in sufficient quantities and at an acceptable cost, clinical development of product candidates could be delayed and we may be unable to meet demand for any products that we may develop and lose potential revenue” sections of our Risk Factors below. For further information on our products refer to our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 5, 2004.

(in thousands)

	Description	Phase of Development	Estimated Completion of Phase	Related R&D Expense Six Months Ended June 30,
Product				2004	2003
TELCYTA				$20,377	$11,851
	Ovarian	Phase 3	2005
	Lung	Phase 3	2005
	Colorectal	Phase 2	2003
	Ovarian	Phase 2	2004
	Lung	Phase 2	2004
	Breast	Phase 2	2004
	Combination (with other drugs)	Phase 2	2004

TELINTRA	Myelodysplastic syndrome	Phase 1/2	2005	1,605	1,607

Other (1)				6,831	6,522

Total research and development expense				$28,813	$19,980

(1)	“Other” constitutes research and development activities performed by our Chemistry, Biology, Pre-clinical and Quality Assurance departments as these costs cannot be allocated to any individual project.

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

General and administrative expenses

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(In thousands, except percentages)	2004	2003		2004	2003
General and administrative	$2,734	$2,080	31%	$5,353	$4,085	31%

The increase in general and administrative expenses of 31%, or $654,000, in the three months ended June 30, 2004 was due primarily to increased costs for the following:

•	approximately $155,000 in costs associated with headcount growth and increased expenses necessary to manage the growth of our operations; and

•	marketing expenses due to increased marketing program activities for TELCYTA of approximately $535,000.

The increase in general and administrative expenses of 31%, or $1.3 million, in the six months ended June 30, 2004 was due primarily to increased costs for the following:

•	approximately $410,000 in costs associated with headcount growth and increased expenses necessary to manage the growth of our operations; and

•	marketing expenses due to increased marketing program activities for TELCYTA of approximately $892,000.

We expect future general and administrative expenses to increase in support of expanded business activities, including costs associated with our marketing efforts to support our commercialization strategy for TELCYTA.

Interest income and interest expense

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(In thousands, except percentages)	2004	2003		2004	2003
Interest income	$591	$311	90%	$1,200	$685	75%
Interest expense	(51)	(40)	28%	(102)	(52)	96%

Interest income resulted primarily from earnings on investments. Interest income increased by $280,000, or 90%, for the three months ended June 30, 2004 and $515,000, or 75%, for the six months ended June 30, 2004 compared to the same periods in 2003. The increases in the three-month and six-month periods ended June 30, 2004 were due to the higher principal balance of our investments as a result of $142.8 million in net proceeds obtained from our follow-on offering in November 2003.

Interest expense increased by $11,000, or 28%, for the three months ended June 30, 2004 and $50,000, or 96%, for the six months ended June 30, 2004 compared to the same periods in 2003. The increases in interest expense reflected our utilization of our equipment loan facility.

Liquidity and capital resources

(In millions, except ratio)	2004	2003
June 30:
Cash, cash equivalents, investments and restricted cash	$172.0	$80.8
Working capital	$139.8	$61.1
Current ratio	10.3 : 1	9.5 : 1

Six months ended June 30:
Cash provided by (used in):
Operating activities	$(29.1)	$(23.0)
Investing activities	$(2.5)	$5.3
Financing activities	$0.9	$2.9
Capital expenditures (included in investing activities above)	$(0.7)	$(3.5)

Sources and Uses of Cash. Since inception we have funded our research and development operations through sales of equity, collaborative arrangements with corporate partners, interest earned on investments and equipment lease financings. At June 30, 2004, we had available cash, cash equivalents, investments and restricted investments of $172.0 million. Our cash and investment balances are held in a variety of interest-bearing instruments including obligations of U.S. government agencies, high-grade corporate and municipal bonds, commercial paper and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk.

Cash Flows from Operating Activities. Cash used in operations for the six months ended June 30, 2004 was $29.1 million compared with $23.0 million for the same period in 2003. Net loss of $33.0 million in 2004 included non-cash charges of $674,000 for depreciation and amortization, $93,000 for the amortization of deferred stock compensation and $138,000 related to non-cash stock based compensation to non employees. Cash used in operations was further impacted by a decrease of $1.1 million in accrued compensation due to bonus payouts at the beginning of the year and $328,000 in interest receivable. Cash usage was offset by approximately $3.9 million in accounts payable and accrued liabilities due to Phase 3 and Phase 2 clinical trials activities. Operating cash outflows for the same period in 2003 resulted primarily from our net loss of $23.0 million. Other than non-cash charges of $803,000, cash used in operations was impacted by a decrease in accounts payable of $4.2 million due to clinical trial and leasehold improvement expenses offset by $1.7 million received from our landlord to fund leasehold improvements and $1.9 million in accrued clinical trial expenses.

Cash Flows from Investing Activities. Cash used in investing activities for the six months ended June 30, 2004 was $2.5 million compared with $5.3 million cash provided for the same period in 2003. Investing activities in 2004 were primarily related to the $1.8 million used in net purchases, sales and maturities of investments and $680,000 equipment purchases. Cash used in the same period in 2003 was related to $6.8 million in net proceeds from sales and maturities of investments, $2.0 million in restricted cash for a security deposit on our Palo Alto facility and $3.5 million in leasehold improvements and laboratory equipment purchases.

Cash Flows from Financing Activities. Cash provided by financing activities for the six months ended June 30, 2004 was approximately $879,000 compared with a $2.9 million for the same period in 2003.

Financing activities in 2004 included approximately $627,000 in proceeds obtained through equipment loans and $754,000 in proceeds from stock option exercises and our employee stock purchase plan, offset in part by $502,000 in payments under capital leases and equipment loan. Financing activities for the same period in 2003 were primarily due to $1.3 million in proceeds obtained through an equipment loan, $1.7 million from stock option exercises and our employee stock purchase plan offset by $150,000 from payments under capital leases and equipment loans.

Working Capital. Working capital decreased to $139.8 million at June 30, 2004 from $172.6 million at December 31, 2003. The decrease in working capital was due to our use of cash in operations primarily due to the expansion of our TELCYTA development program and costs associated with headcount growth.

In April 2004, we drew down a total of $311,000 for equipment purchases from our existing equipment loan facility at an interest rate of 6.39% payable over 36 months. At June 30, 2004, draws under this credit facility totaled approximately $995,000, and approximately $505,000 remains available for future draws through July 2004.

We believe our existing cash and investment securities will be sufficient to support our current operating plan through 2005. We expect clinical development expenses to consume a large portion of our existing cash resources. Changes in our research and development plans or other changes affecting our operating expenses may affect actual future consumption of existing cash resources as well. In any event, we will need to raise substantial additional capital to fund our operations in the future. We expect to finance our future cash needs through the sale of equity securities, strategic collaborations and possibly debt financing or through other sources that may be dilutive to existing stockholders.

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

Our future contractual obligations at June 30, 2004 are as follows (in thousands):

	Total	2004	2005-2006	2007-2008	After 2008
Capital lease obligations	$714	$150	$564	$—	$—
Equipment loan	2,030	500	1,482	48	—
Operating leases	37,319	1,853	8,498	6,875	20,093

Total contractual cash obligations	$40,063	$2,503	$10,544	$6,923	$20,093

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

Due to the significant research and development expenditures required to develop our TRAP technology and identify new product candidates, and the lack of any products to generate revenue, we have not been profitable and have incurred operating losses since we were incorporated in 1988. As of June 30, 2004, we had an accumulated deficit of $200.9 million. We expect to incur losses for at least the next several years and expect that these losses will increase as we expand our research and development activities and incur significant clinical testing costs. We do not anticipate that we will generate product revenue for several years. Our losses, among other things, have caused and will cause our stockholders’ equity and working capital to decrease. To date, we have derived substantially all of our revenues, which have not been significant, from project initiation fees and research reimbursement paid pursuant to existing collaborative agreements with third parties and achievement of milestones under current collaborations. We expect that this trend will continue until we develop, and obtain regulatory approval and market acceptance of, our product candidates, if at all. We may never generate product revenue sufficient to become profitable.

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

TELCYTA has to date been evaluated in Phase 1 and Phase 2 clinical trials. We initiated a Phase 3 registration trial of TELCYTA in ovarian cancer in the first quarter of 2003 and a Phase 3 registration trial of TELCYTA in non small cell lung cancer in March 2004. These trials test TELCYTA against a control arm consisting of currently established standard drug treatments for these cancers. Changes in standards of care during our Phase 3 trials may cause us to, or the FDA may require us to, perform additional clinical testing of TELCYTA against a different control arm prior to filing a New Drug Application for marketing approval.

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

The process of carrying out the development of our own unpartnered product candidates to later stages of development and developing other research programs to the stage that they may be partnered will require significant additional expenditures, including the expenses associated with preclinical testing, clinical trials and obtaining regulatory approval. We believe that our existing cash and investment securities will be sufficient to support our current operating plan through 2005. Changes in our research and development plans or other changes affecting our operating expenses may affect actual future consumption of existing cash resources as well. In any event, we will require substantial additional financing to fund our operations in the future. We do not know whether additional financing will be available when needed or that, if available, we will obtain financing on terms favorable to our stockholders. As of June 30, 2004, our accumulated deficit was $200.9 million, and we expect capital outlays and operating expenditures to increase over the next several years as we expand our clinical, research and development activities. The extent of any actual increase in operating or capital spending will depend in part on the clinical success of our product candidates.

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

Additional equity financings or other share issuances by us, including shares issued in connection with strategic alliances, could adversely affect the market price of our common stock. Sales by existing stockholders of a large number of shares of our common stock in the public market or the perception that additional sales could occur could cause the market price of our common stock to drop. As of June 30, 2004, we had 43,692,422 shares of our common stock outstanding, of which 42,006,011 shares were freely tradable and 1,686,411 shares were transferable in accordance with certain volume and manner of sale restrictions under Rule 144. The holder of approximately 1.5 million shares of our common stock is entitled to registration rights. If we propose to register any of our securities under the Securities Act of 1933, as amended, the holder of these shares is entitled to notice of the registration and is entitled to include, at our expense, its shares of common stock in the registration and any related underwriting. However, among other conditions, the underwriters may limit the number of shares to be included in the registration. In addition, the holder of these shares may require us, at our expense, on not more than two occasions and subject to certain limitations, to file a registration statement under the Securities Act with respect to its shares of common stock, and we will be required to use our best efforts to effect the registration.

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

Our stock prices and the market prices for securities of biotechnology companies in general have been highly volatile, with recent significant price and volume fluctuations, and may continue to be highly volatile in the future. During 2003, our common stock traded between $23.31 and $10.02 and during the first half of 2004, our common stock traded between $29.67 and $20.21. You may not be able to sell your shares quickly or at the market price if trading in our stock is not active or the volume is low. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock, some of which are beyond our control:

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

New and Potential New Accounting Pronouncements May Impact Our Future Financial Position and Results of Operations

There may be potential new accounting pronouncements or regulatory rulings, which may have an impact on our future financial position and results of operations. In particular, there are a number of rule changes and proposed legislative initiatives following the recent corporate bankruptcies and failures which could result in changes in accounting rules, including the accounting for employee stock options as an expense. On March 31, 2004, the FASB issued an Exposure Draft (ED), “Share-Based Payment - An Amendment of FASB Statements No. 123 and 95.” The proposed Statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed Statement would eliminate the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25 (or APB 25), “Accounting for Stock Issued to Employees,” and generally would require instead that such transactions be accounted for using a fair-value based method. As proposed, companies would be required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. As proposed, the new rules would be applied on a modified prospective basis as defined in the ED, and would be effective for public companies for fiscal years beginning after December 15, 2004. We are currently evaluating our option valuation methodologies and assumptions in light of these evolving accounting standards related to employee stock options. These and other potential changes could materially impact our results of operations.

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

	2004	2005	Total	Fair value at June 30, 2004
Available-for-sale securities	$148,380	$15,420	$163,800	$163,619
Average interest rate	1.55%	1.94%	1.59%

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures. Based on our management’s evaluation (with the participation of our chief executive officer and chief financial officer), our chief executive officer and chief financial officer have concluded that, subject to limitations described below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), were effective as of June 30, 2004 to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in internal controls. There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters To a Vote of Security Holders

We held our Annual Meeting of Stockholders on May 12, 2004. The results of the voting were as follows:

1.	To approve the election of one director, Michael M. Wick, M.D., Ph.D., to hold office until 2007 Annual meeting of Stockholders.

	FOR: 32,902,896	WITHHOLD: 772,787

To approve the election of one director, Richard B. Newman, to hold office until 2007 Annual meeting of Stockholders.

	FOR: 33,193,649	WITHHOLD: 482,034

2.	To ratify the selection of Ernst & Young LLP as independent auditors of Telik for its fiscal year ending December 31, 2004.

	FOR: 33,658,334	WITHHOLD: 13,255	ABSTAIN: 4,094
BROKER NON-VOTES: -0-

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

We furnished a report on Form 8-K, dated April 30, 2004, announcing financial results for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELIK, INC.

/s/ CYNTHIA M. BUTITTA
Cynthia M. Butitta
Chief Operating Officer and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: August 5, 2004

EXHIBIT INDEX

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