Form 10-Q
period 2004-09-30
TELIK INC
filed 2004-11-08
CIK 1109196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class: Common Stock $0.01 par value	Outstanding at October 29, 2004: 43,770,857 shares

TELIK, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

TELIK, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2004	December 31, 2003
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$73,745	$76,851
Short-term investments	60,644	105,802
Other receivables	642	354
Prepaids and other current assets	1,796	1,417

Total current assets	136,827	184,424

Property and equipment, net	5,370	5,388
Long-term investments	18,772	16,639
Restricted investments	1,796	1,796
Other assets	60	60

Total assets	$162,825	$208,307

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,987	$2,623
Accrued clinical trials	6,100	4,174
Accrued compensation	2,447	3,232
Accrued liabilities	667	836
Deferred revenue	63	25
Current portion of capital leases and equipment loans	1,314	907

Total current liabilities	13,578	11,797

Non-current portion of capital leases and equipment loans	1,372	1,493
Other liabilities	1,009	715

Commitments
Stockholders’ equity:
Preferred stock, $0.01 par value: 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; shares issued and outstanding: 43,761,773 at September 30, 2004 and 43,583,457 at December 31, 2003	438	436
Additional paid-in capital	363,521	361,840
Deferred stock compensation, net	—	(93)
Accumulated other comprehensive income	(107)	50
Accumulated deficit	(216,986)	(167,931)

Total stockholders’ equity	146,866	194,302

Total liabilities and stockholders’ equity	$162,825	$208,307

See accompanying Notes to Condensed Financial Statements.

TELIK, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Contract revenue from collaborations:
With related parties	$—	$—	$—	$417
Other	44	6	119	12

Total revenues	44	6	119	429
Operating costs and expenses:
Research and development	14,250	10,671	43,063	30,651
General and administrative	2,551	2,628	7,904	6,713

Total operating costs and expenses	16,801	13,299	50,967	37,364

Loss from operations	(16,757)	(13,293)	(50,848)	(36,935)

Interest income and other	746	241	1,946	926
Interest expense	(51)	(51)	(153)	(103)

Net loss	$(16,062)	$(13,103)	$(49,055)	$(36,112)

Basic and diluted net loss per common share	$(0.37)	$(0.37)	$(1.12)	$(1.01)

Shares used to calculate basic and diluted net loss per common share	43,714	35,895	43,675	35,798

See accompanying Notes to Condensed Financial Statements.

TELIK, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(49,055)	$(36,112)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,018	688
Amortization of deferred stock compensation	93	327
Stock options granted to non-employees	197	203
Changes in assets and liabilities:
Other receivables	(288)	1,711
Prepaid expenses and other current assets	(379)	(718)
Other assets	—	50
Accounts payable	364	(3,527)
Accrued clinical trials, compensation and other liabilities	1,266	2,827
Deferred revenue	38	(380)

Net cash used in operating activities	(46,746)	(34,931)

Cash flows from investing activities:
Purchases of investments	(109,782)	(75,375)
Sales of investments	122,435	77,530
Maturities of investments	30,215	18,220
Change in restricted investments	—	2,000
Purchases of property and equipment	(1,000)	(3,729)

Net cash provided by investing activities	41,868	18,646

Cash flows from financing activities:
Proceeds from equipment loans	1,091	1,688
Principal payments under capital leases and equipment loans	(805)	(332)
Proceeds from issuance of common stock	1,486	2,132

Net cash provided by financing activities	1,772	3,488

Net decrease in cash and cash equivalents	(3,106)	(12,797)
Cash and cash equivalents at beginning of period	76,851	34,688

Cash and cash equivalents at end of period	$73,745	$21,891

Supplementary information:
Interest paid	$153	$103
Equipment acquired under capital leases	$—	$839

See accompanying Notes to Condensed Financial Statements.

TELIK, INC.

Notes to Condensed Financial Statements

(Unaudited)

1. Basis of presentation and summary of significant accounting policies

We have prepared the accompanying financial statements in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We believe all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 or any other period. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date. You should read these financial statements and notes in conjunction with our audited financial statements for the year ended December 31, 2003, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2004.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss – as reported	$(16,062)	$(13,103)	$(49,055)	$(36,112)
Add: Stock-based employee compensation included in reported net loss	—	99	93	327

Deduct: Total stock-based employee compensation expense under the fair value based method for all awards	(3,441)	(2,459)	(11,182)	(5,945)

Net loss – pro forma	$(19,503)	$(15,463)	$(60,144)	$(41,730)

Basic and diluted net loss per common share – as reported	$(0.37)	$(0.37)	$(1.12)	$(1.01)

Basic and diluted net loss per common share – pro forma	$(0.45)	$(0.43)	$(1.38)	$(1.17)

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

	Stock Option Plans		Stock Purchase Plan
	Three Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003
Expected stock price volatility	70.3%	75.1%	78.5%	79.6%
Risk-free interest rate	3.50%	3.13%	1.51%	1.32%
Expected life (in years)	5.02	5.09	1.58	1.22
Expected dividend yield	—	—	—	—

	Stock Option Plans		Stock Purchase Plan
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Expected stock price volatility	71.6%	77.7%	78.9%	86.8%
Risk-free interest rate	3.09%	2.94%	1.34%	2.09%
Expected life (in years)	5.07	5.03	1.33	1.36
Expected dividend yield	—	—	—	—

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

On March 31, 2004, the FASB issued an Exposure Draft, “Share-Based Payment - An Amendment of FASB Statements No. 123 and 95” (proposed FAS 123R), which currently is expected to be effective for public companies in periods beginning after June 15, 2005. We would be required to implement the proposed standard no later than the quarter that begins July 1, 2005. The cumulative effect of adoption, if any, applied on a modified prospective basis, would be measured and recognized on July 1, 2005. The proposed FAS 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed FAS 123R would eliminate the ability to account for share-based compensation transactions using APB 25, and generally would require instead that such transactions be accounted for using a fair-value based method. As proposed, companies would be required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. The FASB expects to issue a final standard by December 31, 2004. We are currently evaluating option valuation methodologies and assumptions in light of the proposed FAS 123R related to employee stock options. Current estimates of option values using the Black-Scholes method (as shown above) may not be indicative of results from valuation methodologies ultimately adopted in the final rules.

2. Comprehensive loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes changes in unrealized gains (losses) on investments. Comprehensive loss for the three and nine months ended September 30, 2004 and 2003 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss	$(16,062)	$(13,103)	$(49,055)	$(36,112)
Changes in unrealized gains (losses) on investments	74	(22)	(157)	—

Comprehensive loss	$(15,988)	$(13,125)	$(49,212)	$(36,112)

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

Outstanding options to purchase an aggregate of 6,397,285 and 5,055,416 shares of our common stock for the nine months ending September 30, 2004 and 2003 were excluded from diluted net loss per common share calculations because inclusion of such options would have an anti-dilutive effect on losses in these periods.

4. Cash, cash equivalents, investments and restricted investments

The following is a summary of cash equivalents, investments and restricted investments (in thousands):

	September 30, 2004
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificate of deposit	$1,796	$—	$—	$1,796
Corporate notes	36,970	—	(24)	36,946
Commercial paper	68,748	—	(5)	68,743
Government agencies	43,729	15	(93)	43,651
Cash and money market funds	3,821	—	—	3,821

Total	$155,064	$15	$(122)	$154,957

Reported as:
Cash and cash equivalents				$73,745
Short-term investments				60,644
Long-term investments				18,772
Restricted investments				1,796

Total				$154,957

	December 31, 2003
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificate of deposits	$1,796	$—	$—	$1,796
Corporate notes	80,860	26	(7)	80,879
Commercial paper	99,413	9	—	99,422
Government notes	10,606	33	(11)	10,628
Cash and money market funds	8,363	—	—	8,363

Total	$201,038	$68	$(18)	$201,088

Reported as:
Cash and cash equivalents				$76,851
Short-term investments				105,802
Long-term investments				16,639
Restricted investments				1,796

Total				$201,088

The net realized gains on sales of available for sale investments were not material for any periods presented. Realized gains and losses were calculated based on the specific identification method. At September 30, 2004 and December 31, 2003, the weighted-average maturities of our available-for-sale securities were 110 days and 78 days, respectively.

5. Property and equipment, net

Property and equipment consist of the following (in thousands):

	September 30, 2004	December 31, 2003
Computer and lab equipment	$6,247	$5,450
Office furniture and fixtures	331	178
Leasehold improvements	3,196	3,196

	9,774	8,824
Less accumulated depreciation and amortization	(4,404)	(3,436)

Property and equipment, net	$5,370	$5,388

6. Capital leases and equipment loans

At September 30, 2004, there were no draws available under our Master Lease and Master Security credit facilities of approximately $2.5 million. The lease and credit facilities, secured by equipment and tenant improvements and bearing interest rates between 4.3% and 11.5%, were fully utilized by the end of 2003. Pursuant to the terms of these credit facilities, we are required to maintain a balance of cash and investments of at least $20.5 million. In the event our cash and investments balance falls below $20.5 million, we are obligated to provide the lessor with a continuing irrevocable letter of credit from a financial institution acceptable to the lessor in an amount equal to 100% of the outstanding balance of all indebtedness and loans. At September 30, 2004, we were in compliance with the financial covenants.

At September 30, 2004, draws under our Loan and Security Agreement credit facility totaled approximately $1.5 million, bearing interest rates between 5.91% and 6.98%. The credit facility was fully utilized as of July 2004. Pursuant to the terms of the credit facility, we are required to maintain a balance of cash and investments with the lender of at least $5.0 million. At September 30, 2004, we were in compliance with this financial requirement.

As of September 30, 2004, future payments under capital leases and loans were as follows (in thousands):

	Capital Leases	Loans	Total
2004	$75	$293	$368
2005	318	1,151	1,469
2006	246	673	919
2007	—	148	148

Total	$639	$2,265	$2,904

Less amount representing interest			218

Present value of future payments			$2,686
Reported as current portion			$1,314

Non-current portion			$1,372

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

Overview

Telik is engaged in the discovery, development and commercialization of small molecule therapeutics. We have incurred net losses since inception and expect to incur substantial and increasing losses for the next several years as we expand our research and development activities and move our product candidates into later stages of development. As of September 30, 2004, we had an accumulated deficit of $217.0 million.

Our expenses have consisted primarily of those incurred for research and development and general and administrative costs associated with our operations. The process of carrying out the development of our product candidates to later stages of development and our research programs may require significant additional research and development expenditures, including preclinical testing and clinical trials, as well as for manufacturing development efforts and obtaining regulatory approval. We outsource our clinical trials and our manufacturing development activities to third parties to maximize efficiency and minimize our internal overhead. To date, we have funded our operations primarily through the sale of equity securities and, to a lesser extent, non-equity payments from collaborative partners.

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

TELINTRA, our second product candidate, is a small molecule bone marrow stimulant that we are developing for the treatment of blood disorders associated with low blood cell levels, such as neutropenia or anemia. Our Phase 1/2 clinical trial in MDS, a form of pre-leukemia, was initiated in April 2002 to establish the safety, dose limiting toxicities and maximum tolerated dose of TELINTRA. We have successfully completed the Phase 1 portion of the study and are enrolling patients in Phase 2.

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

We have recently announced the following:

•	Additional positive data from Phase 2 clinical trials of TELCYTA administered in combination with carboplatin and Doxil® in platinum refractory or resistant ovarian cancer. The data were reported at the Tenth Biennial International Gynecologic Cancer Society (IGCS) meeting in Edinburgh, Scotland.

•	The publication of a study in which our proprietary TRAP drug discovery technology was used to identify novel small lead compounds using the “affinity fingerprints” of approved drugs with known activity against a selected biological target. The study resulted in the identification of biologically active molecules that were structurally distinct from the known compounds, providing an advantage over methods that rely on chemical structure alone for modeling bioactivity. The study was published in the Journal of Medicinal Chemistry (J. Med. Chem. 2004, 47, 4875-4880).

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

Research and development expenses

Our research and development expenses include salaries and benefits costs, fees for contractors, consultants and third party contract research organizations, and an allocation of facility and administrative costs. Research and development expenses consist of costs incurred for drug and product development, manufacturing, clinical activities, discovery research, screening and identification of product candidates and preclinical studies. All such costs are charged to research and development expenses as incurred.

Clinical development costs are a significant component of research and development expenses. We have a history of contracting with third parties that perform various clinical trial activities on our behalf in the ongoing development of our product candidates. The financial terms of these contracts are subject to negotiation and may vary from contract to contract and may result in uneven payment flows. We accrue and expense costs for clinical trial activities performed by third parties based upon estimates of the services and percentage of work completed to date on an individual study in accordance to agreements established with contract research organizations and clinical trial sites. We determine our estimates through discussion with internal clinical personnel and schedules provided by outside service providers as to the progress or stage of completion of trials and the agreed upon fees to be paid for such services. These estimates may or may not match the actual services performed by the organizations as determined by patient enrollment levels and related activities. We monitor patient enrollment levels and related activities to the extent possible; however, if we underestimated activity levels associated with various studies at a given point in time, we could record significant research and development expenses in future periods.

Use of estimates

In preparing our financial statements to conform with accounting principles generally accepted in the United States, we make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results may differ from these estimates.

Results of operations

Revenues

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
(in thousands, except percentages)	2004	2003		2004	2003
Revenues	$44	$6	633%	$119	$429	(72)%

Revenues in the three and nine months ended September 30, 2004 resulted primarily from our collaborative agreement with Roche, while revenues in the same periods in 2003 resulted primarily from our collaborative agreement with Sanwa and, to a lesser extent, up-front fees from Roche. The increase in revenues of $38,000, or 633%, for the three months ended September 30, 2004 resulted from milestones achieved in 2004 relating to the Roche agreement. The decrease in revenues of $310,000, or 72%, for the nine months ended September 30, 2004, was primarily due to the completion of our remaining collaboration with Sanwa in May 2003.

We expect near-term future revenues to fluctuate primarily depending upon the extent to which we enter into new collaborative research agreements and the amounts of payments received relating to such agreements.

Research and development expenses

Research and development expenses for the three months ended September 30, 2004 and 2003 were $14.3 million and $10.7 million. Research and development expenses for the nine months ended September 30, 2004 and 2003 were $43.1 million and $30.7 million. Our research and development activities consist primarily of drug development, clinical supply manufacturing, clinical activities, discovery research, screening and identification of product candidates and preclinical studies. We group these activities into two major categories: “research and preclinical” and “clinical development.” Research and preclinical costs primarily represent our new drug discovery efforts and preclinical work for our selected clinical candidates. Costs associated with clinical development represent the advancement of our existing product candidates through clinical trials.

The costs associated with research and preclinical and clinical development activities approximated the following:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(In thousands, except percentages)	2004	2003		2004	2003
Research and preclinical	$3,913	$3,851	2%	$12,071	$11,825	2%
Clinical development	10,337	6,820	52%	30,992	18,826	65%

Total research and development	$14,250	$10,671	34%	$43,063	$30,651	40%

The increase of 34% or $3.6 million in research and development expenses for the three months ended September 30, 2004 compared to the same period in 2003 was principally due to increased costs for the following:

•	TELCYTA

—     approximately $3.6 million in costs associated with our Phase 3 registration trials in ovarian cancer and non-small cell lung cancer and our Phase 2 clinical trials in ovarian and lung cancer in combination with standard chemotherapy drugs, offset by a decrease in drug supply manufacturing costs of approximately $1.2 million; and

•	Other expenses

— approximately $1.0 million associated with headcount growth and increased expenses to support clinical activities.

The increase of 40%, or $12.4 million, in research and development expenses for the nine months ended September 30, 2004 compared to the same period in 2003 was principally due to increased costs for the following:

•	TELCYTA

—     costs associated with our Phase 3 registration trials in ovarian cancer and non-small cell lung cancer of approximately $12.0 million offset by a decrease in drug supply manufacturing costs of approximately $3.5 million;

•	TELINTRA

— clinical drug supply manufacturing costs of approximately $0.8 million; and

•	Other expenses

—	approximately $3.1 million associated with headcount growth and increased expenses to support clinical activities.

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

The following table summarizes our principal product development programs, including the related stages of development for each product in development and the research and development expenses recognized in connection with each product. The information in the column labeled “Estimated Completion of Current Phase” is our current estimate of the timing of completion of product development phases. The actual timing of completion of those phases could differ materially from the estimates provided in the table. For a discussion of the risks and uncertainties associated with the timing of completing a product development phase, see the “All of our product candidates are in research and development. If clinical trials of TELCYTA and TELINTRA are delayed or unsuccessful or if we are unable to complete the preclinical development of our other preclinical product candidates, our business may suffer,” “If we do not obtain regulatory approval to market products in the United States and foreign countries, we or our collaborators will not be permitted to commercialize our product candidates,” “As our product programs advance, we will need to hire additional scientific and management personnel. Our research and development efforts will be seriously jeopardized if we are unable to attract and retain key personnel,” and “If we are unable to enter into or maintain existing contracts with third parties to manufacture our product candidates or any products that we may develop in sufficient quantities and at an acceptable cost, clinical development of product candidates could be delayed and we may be unable to meet demand for any products that we may develop and lose potential revenue” sections in the discussion of “Additional Factors That May Affect Future Results” below. For further information on our product candidates refer to our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 5, 2004.

Product Candidates	Description	Phase of Development	Estimated Completion of Phase	Related R&D Expense Nine Months Ended September 30,
				2004	2003
				(in thousands)
TELCYTA				$29,967	$18,679
	Ovarian	Phase 3	2005
	Lung	Phase 3	2005
	Colorectal	Phase 2	2003
	Ovarian	Phase 2	2004
	Lung	Phase 2	2004
	Breast	Phase 2	2004
	Combination (with other drugs)	Phase 2	2004

TELINTRA	Myelodysplastic syndrome	Phase 1/2	2005	2,799	2,012
Other (1)				10,297	9,960

Total research and development expense				$43,063	$30,651

(1)	“Other” constitutes research and development activities performed by our Chemistry, Biology, Pre-clinical and Quality Assurance departments as these costs cannot be allocated to any individual project.

The largest component of our total operating expenses is our ongoing investments in research and development and, in particular, the clinical development of our product candidate pipeline. The process of conducting the clinical research necessary to obtain FDA approval is costly and time consuming. Current FDA requirements for a new human drug to be marketed in the United States include:

•	the successful conclusion of pre-clinical laboratory and animal tests, if appropriate, to gain preliminary information on the product’s safety;

•	filing with the FDA of an IND to conduct human clinical trials for drugs;

•	the successful completion of adequate and well-controlled human clinical investigations to establish the safety and efficacy of the product for its recommended use; and

•	filing by a company and acceptance and approval by the FDA of a New Drug Application for a drug product to allow commercial distribution of the drug.

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

General and administrative expenses

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(In thousands, except percentages)	2004	2003		2004	2003
General and administrative	$2,551	$2,628	(3)%	$7,904	$6,713	18%

The decrease in general and administrative expenses was 3%, or $77,000, in the three months ended September 30, 2004. The increase in general and administrative expenses of 18%, or $1.2 million, in the nine months ended September 30, 2004 was due primarily to increased costs for the following:

•	approximately $0.6 million in costs associated with headcount growth and increased expenses necessary to manage the growth of our operations; and

•	marketing expenses due to increased marketing program activities for TELCYTA of approximately $1.2 million;

•	offset by decreased outside legal fees of approximately $0.6 million.

We expect future general and administrative expenses to increase in support of expanded business activities, including costs associated with our marketing efforts to support our commercialization strategy for TELCYTA.

Interest income and interest expense

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(In thousands, except percentages)	2004	2003		2004	2003
Interest income	$746	$241	210%	$1,946	$926	110%
Interest expense	(51)	(51)	0%	(153)	(103)	49%

Interest income resulted primarily from earnings on investments. Interest income increased by $505,000, or 210%, for the three months ended September 30, 2004 and approximately $1.0 million, or 110%, for the nine months ended September 30, 2004 compared to the same periods in 2003. The increases in the three-month and nine-month periods ended September 30, 2004 were due to the higher principal balance of our investments as a result of $142.8 million in net proceeds obtained from our follow-on offering in November 2003.

Interest expense remained the same for the three months ended September 30, 2004 and increased by $50,000, or 49%, for the nine months ended September 30, 2004 compared to the same periods in 2003. The increase in interest expense reflected our utilization of our equipment loan facility.

Liquidity and capital resources

(In millions, except ratio)	2004	2003
September 30:
Cash, cash equivalents, investments and restricted cash	$155.0	$69.1
Working capital	$123.2	$47.0
Current ratio	10.1 : 1	6.5 : 1

Nine months ended September 30:
Cash provided by (used in):
Operating activities	$(46.7)	$(34.9)
Investing activities	$41.9	$18.6
Financing activities	$1.8	$3.5
Capital expenditures (included in investing activities above)	$(1.0)	$(3.7)

Sources and Uses of Cash. Since inception, we have funded our research and development operations through sales of equity, collaborative arrangements with corporate partners, interest earned on investments and equipment lease financings. At September 30, 2004, we had available cash, cash equivalents, investments and restricted investments of $155.0 million. Our cash and investment balances are held in a variety of interest-bearing instruments including obligations of U.S. government agencies, high-grade corporate and municipal bonds, commercial paper and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk.

Cash Flows from Operating Activities. Cash used in operations for the nine months ended September 30, 2004 was $46.7 million compared with $34.9 million for the same period in 2003. Net loss of $49.1 million in 2004 included non-cash charges of $1.0 million for depreciation and amortization, $93,000 for the amortization of deferred stock compensation and $197,000 related to non-cash stock based compensation to non employees. Cash used in operations was further impacted by a decrease of $785,000 in accrued compensation due to bonus payouts at the beginning of the year, $288,000 in interest and other receivable and $379,000 in prepaid expenses related to annual insurance premiums. Cash usage was offset by an increase of approximately $1.6 million in accounts payable and accrued liabilities primarily due to Phase 3 and Phase 2 clinical trials activities. Operating cash outflows for the same period in 2003 resulted primarily from our net loss of $36.1 million. Other than non-cash charges of $1.2 million primarily related to depreciation and amortization expenses, cash used in operations was impacted by a decrease in accounts payable of $3.5 million due to operating activities and clinical drug supplies, offset by $1.7 million received from our landlord to fund leasehold improvements and an increase of $2.8 million in accrued liabilities related to a higher level of research and development activities.

Cash Flows from Investing Activities. Cash provided by investing activities for the nine months ended September 30, 2004 was $41.9 million compared with $18.6 million cash provided for the same period in

2003. Investing activities in 2004 were primarily related to the $42.9 million provided by net purchases, sales and maturities of investments and $1.0 million for equipment purchases. Cash provided in the same period in 2003 was related to $20.4 million in net proceeds from net sales, maturities and purchases of investments, $2.0 million reduction in restricted cash for a security deposit that was no longer required on our Palo Alto facility, offset by $3.7 million in leasehold improvements and laboratory equipment purchases.

Cash Flows from Financing Activities. Cash provided by financing activities for the nine months ended September 30, 2004 was approximately $1.8 million compared with a $3.5 million for the same period in 2003. Financing activities in 2004 included approximately $1.1 million in proceeds obtained through equipment loans and $1.5 million in proceeds from stock option exercises and our employee stock purchase plan, offset in part by $805,000 in payments under capital leases and equipment loan. Financing activities for the same period in 2003 were primarily due to $1.7 million in proceeds obtained through equipment loans, $2.1 million from stock option exercises and our employee stock purchase plan offset by $332,000 from payments under capital leases and equipment loans.

Working Capital. Working capital decreased to $123.2 million at September 30, 2004 from $172.6 million at December 31, 2003. The decrease in working capital was due to our use of cash in operations primarily due to the expansion of our TELCYTA development program and costs associated with headcount growth.

In July 2004, we drew down a total of $465,000 for equipment purchases from our existing equipment loan facility at an interest rate of 6.98% payable over 36 months. At September 30, 2004, draws under this credit facility totaled approximately $1.5 million, and the credit facility was fully utilized as of July 2004.

We believe our existing cash and investment securities will be sufficient to support our current operating plan at least until the end of 2005. We expect clinical development expenses to consume a large portion of our existing cash resources. Changes in our research and development plans or other changes affecting our operating expenses may affect actual future consumption of existing cash resources as well. In any event, we will need to raise substantial additional capital to fund our operations in the future. We expect to finance our future cash needs through the sale of equity securities, strategic collaborations and possibly debt financing or through other sources that may be dilutive to existing stockholders.

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

Our future contractual obligations at September 30, 2004 were as follows (in thousands):

	Total	2004	2005-2006	2007-2008	After 2008
Capital lease obligations	$639	$75	$564	$—	$—
Equipment loan	2,265	293	1,824	148	—
Operating leases	36,503	1,037	8,498	6,875	20,093

Total contractual cash obligations	$39,407	$1,405	$10,886	$7,023	$20,093

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

Due to the significant research and development expenditures required to develop our TRAP technology and identify new product candidates, and the lack of any products to generate revenue, we have not been profitable and have incurred operating losses since we were incorporated in 1988. As of September 30, 2004, we had an accumulated deficit of $217.0 million. We expect to incur losses for at least the next several years and expect that these losses will increase as we expand our research and development activities and incur significant clinical testing costs. We do not anticipate that we will generate product revenue for several years. Our losses, among other things, have caused and will cause our stockholders’ equity and working capital to decrease. To date, we have derived substantially all of our revenues, which have not been significant, from project initiation fees and research reimbursement paid pursuant to existing collaborative agreements with third parties and achievement of milestones under current collaborations. We expect that this trend will continue until we develop, and obtain regulatory approval and market acceptance of, our product candidates, if at all. We may never generate product revenue sufficient to become profitable.

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

We are currently in a Phase 1/2 clinical trial of TELINTRA in MDS, a form of pre-leukemia, to evaluate safety, pharmacokinetics, pharmacodynamics and efficacy. Our success depends, in part, on our ability to complete clinical development of TELINTRA or other preclinical product candidates and take them through early clinical trials.

Any clinical trial may fail to produce results satisfactory to the FDA. Preclinical and clinical data can be interpreted in different ways, which could delay, limit or prevent regulatory approval. Negative or inconclusive results or adverse medical events during a clinical trial could cause a clinical trial to be repeated or a program to be terminated. We typically rely on third-party clinical investigators to conduct our clinical trials and, as a result, we may face additional delays outside our control. We have engaged contract research organizations, or CROs, to facilitate the administration of our Phase 3 trials of TELCYTA. Dependence on a CRO subjects us to a number of risks. Delays in identifying and engaging a CRO may result in delays in the initiation of other clinical trials. We may not be able to control the amount and timing of resources the CRO may devote to our trials. Should the CRO fail to administer our Phase 3 trials properly, regulatory approval, development and commercialization of TELCYTA will be delayed.

We do not know whether we will begin planned clinical trials on time or whether we will complete any of our ongoing clinical trials on schedule, if at all. We do not know whether any clinical trials will result in marketable products. Typically, there is a high rate of attrition for product candidates in preclinical and clinical trials. We do not anticipate that any of our product candidates will reach the market for at least a couple of years.

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

The process of carrying out the development of our own unpartnered product candidates to later stages of development and developing other research programs to the stage that they may be partnered will require significant additional expenditures, including the expenses associated with preclinical testing, clinical trials and obtaining regulatory approval. We believe that our existing cash and investment securities will be sufficient to support our current operating plan at least until the end of 2005. Changes in our research and development plans or other changes affecting our operating expenses may affect actual future consumption of existing cash resources as well. In any event, we will require substantial additional financing to fund our operations in the future. We do not know whether additional financing will be available when needed or that, if available, we will obtain financing on terms favorable to our stockholders. As of September 30, 2004, our accumulated deficit was $217.0 million, and we expect capital outlays and operating expenditures to increase over the next several years as we expand our clinical, research and development activities. The extent of any actual increase in operating or capital spending will depend in part on the clinical success of our product candidates.

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

If we are unable to enter into or maintain existing contracts with third parties to manufacture our product candidates or any products that we may develop in sufficient quantities and at an acceptable cost, clinical development of product candidates could be delayed and we may be unable to meet demand for any products that we may develop and lose potential revenue.

We do not currently operate manufacturing facilities for clinical or commercial production of our product candidates. We expect to continue to rely on third parties for the manufacture of our product candidates and any products that we may develop. We currently lack the resources and capability to manufacture any of our product candidates on a clinical scale or any products that we may develop on a commercial scale. As a result, we will be dependent on corporate partners, licensees or other third parties for the manufacturing of clinical and commercial scale quantities of our product candidates and any products that we may develop. Our product candidates and any products that we may develop may be in competition with other product candidates and products for access to these facilities. For this and other reasons, our collaborators or third parties may not be able to manufacture these product candidates and products in a cost effective or timely manner. While we currently possess sufficient inventory of TELCYTA and TELINTRA that are stored in multiple locations and an additional, substantial quantity of the active ingredient in TELCYTA, if these inventories are lost or damaged, the clinical development of our product candidates or their submission for regulatory approval could be delayed, and our ability to deliver any products that we may develop on a timely basis could be impaired or precluded.

Since our two sources for supply of the active ingredient in TELCYTA, Organichem Corporation and Albany Molecular Research, Inc., merged during 2003, we are currently dependent on a single source of supply of the active ingredient. We recently entered into an agreement with a second source for the supply of active ingredient. While we are working to qualify this additional supplier, there is no certainty that this will occur. We are currently dependent upon two sources for the drug product manufacture of TELCYTA.

We presently depend upon a single source of supply for clinical quantities of the active ingredient in TELINTRA, Bachem Corporation, and are working to qualify additional sources. We also depend upon a single source of supply for a key excipient used in the manufacture of TELINTRA, Lipoid GmbH. While we are evaluating potential alternative sources of these materials, we have no such alternative sources that are immediately available. Cardinal Health, Inc. is currently our sole drug product manufacturer of TELINTRA. While we have entered into an agreement with a second drug product manufacturer and are working to qualify this additional manufacturing source, there is no certainty this will occur.

If manufacturing is not performed in a timely manner, if our suppliers fail to perform or if our relationships with our suppliers or manufacturers should terminate, our clinical trials and commercialization of TELCYTA and TELINTRA could be delayed. We may not be able to enter into or maintain any necessary third-party manufacturing arrangements on acceptable terms, if at all. Our current dependence upon others for the manufacture of our product candidates and our anticipated dependence upon others for the manufacture of any products that we may develop may adversely affect our future profit margins and our ability to commercialize any products that we may develop on a timely and competitive basis.

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

Additional equity financings or other share issuances by us, including shares issued in connection with strategic alliances, could adversely affect the market price of our common stock. Sales by existing stockholders of a large number of shares of our common stock in the public market or the perception that additional sales could occur could cause the market price of our common stock to drop. As of September 30, 2004, we had 43,761,773 shares of our common stock outstanding, of which 43,506,289 shares were freely tradable and 255,484 shares were transferable in accordance with certain volume and manner of sale restrictions under Rule 144.

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

Our stock prices and the market prices for securities of biotechnology companies in general have been highly volatile, with recent significant price and volume fluctuations, and may continue to be highly volatile in the future. During 2003, our common stock traded between $23.31 and $10.02, and during the first nine months of 2004, our common stock traded between $29.67 and $15.08. You may not be able to sell your shares quickly or at the market price if trading in our stock is not active or the volume is low. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock, some of which are beyond our control:

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

New and Potential New Accounting Pronouncements May Impact Our Future Financial Position and Results of Operations

There may be potential new accounting pronouncements or regulatory rulings, which may have an impact on our future financial position and results of operations. In particular, the accounting for employee stock options and employee stock purchase plans as an expense. On March 31, 2004, the FASB issued an Exposure

Draft, “Share-Based Payment - An Amendment of FASB Statements No. 123 and 95” (proposed FAS 123R), which currently is expected to be effective for public companies in periods beginning after June 15, 2005. We would be required to implement the proposed standard no later than the quarter that begins July 1, 2005. The cumulative effect of adoption, if any, applied on a modified prospective basis, would be measured and recognized on July 1, 2005. FAS 123R would eliminate the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and would instead require companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments including stock options and employee stock purchase plans. The FASB expects to issue a final standard by December 31, 2004. The adoption of FAS 123R and other potential changes could materially impact our results of operations.

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

	2004	2005	Total	Fair value at September 30, 2004
Available-for-sale securities	$122,132	$27,315	$149,447	$149,340
Average interest rate	1.90%	1.91%	1.90%

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures. Based on our management’s evaluation (with the participation of our chief executive officer and chief financial officer), our chief executive officer and chief financial officer have concluded that, subject to limitations described below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), were effective as of September 30, 2004 to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in internal controls. There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 6. Exhibits

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (1)

4.1	Specimen Stock Certificate. (1)

4.2	Amended and Restated Registration Rights Agreement, dated March 31, 2000, between Telik and holders of Telik’s Series B, Series E, Series F, Series G, Series H, Series I, Series J and Series K preferred stock. (1)

4.3	Right Agreement dated November 2, 2001, by and between Telik and Wells Fargo Bank Minnesota, N.A., replaced by EquiServe Trust Company, N.A., as Rights Agent. (2)

4.4	Registrant’s Certificate of Designation of Series A Junior Participating Preferred Stock. (2)

10.23*	Manufacturing Supply Agreement dated July 1, 2004, by and between Telik and Organichem Corporation.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	Confidential treatment requested with respect to portions of this Exhibit
(1)	Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on April 4, 2000, as amended (File No. 333-33868).
(2)	Incorporated by reference to exhibits to our Current Report on Form 8-K dated November 2, 2001 filed on November 5, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELIK, INC.

/s/ CYNTHIA M. BUTITTA
Cynthia M. Butitta
Chief Operating Officer and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: November 8, 2004

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (1)

4.1	Specimen Stock Certificate. (1)

4.2	Amended and Restated Registration Rights Agreement, dated March 31, 2000, between Telik and holders of Telik’s Series B, Series E, Series F, Series G, Series H, Series I, Series J and Series K preferred stock. (1)

4.3	Right Agreement dated November 2. 2001, by and between Telik and Wells Fargo Bank Minnesota, N.A., replaced by EquiServe Trust Company, N.A., as Rights Agent. (2)

4.4	Registrant’s Certificate of Designation of Series A Junior Participating Preferred Stock. (2)

10.23*	Manufacturing Supply Agreement dated July 1, 2004, by and between Telik and Organichem Corporation.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	Confidential treatment requested with respect to portions of this Exhibit
(1)	Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on April 4, 2000, as amended (File No. 333-33868).
(2)	Incorporated by reference to exhibits to our Current Report on Form 8-K dated November 2, 2001 filed on November 5, 2001.