Form 10-Q
period 2005-03-31
TELIK INC
filed 2005-05-06
CIK 1109196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED March 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Common Stock $0.01 par value	Outstanding at April 29, 2005:	51,961,138 shares

TELIK, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

TELIK, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2005	December 31, 2004
	(Unaudited)	(Note 1)
Assets

Current assets:
Cash and cash equivalents	$143,625	$56,221
Short-term investments	114,589	80,630
Other receivables	676	517
Prepaids and other current assets	1,618	1,640

Total current assets	260,508	139,008
Property and equipment, net	5,248	5,269
Restricted investments	1,796	1,796
Other assets	60	60

Total assets	$267,612	$146,133

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$5,503	$4,697
Accrued clinical trials	8,404	7,719
Accrued compensation	1,513	3,349
Accrued liabilities	692	529
Deferred revenue	—	19
Current portion of capital leases and equipment loans	1,328	1,339

Total current liabilities	17,440	17,652
Non-current portion of capital leases and equipment loans	714	1,029
Other liabilities	707	1,108

Commitments
Stockholders’ equity:
Preferred stock, $0.01 par value: 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; shares issued and outstanding: 51,960,638 at March 31, 2005 and 43,832,529 at December 31, 2004	520	438
Additional paid-in capital	506,828	363,872
Accumulated other comprehensive income	(425)	(218)
Accumulated deficit	(258,172)	(237,748)

Total stockholders’ equity	248,751	126,344

Total liabilities and stockholders’ equity	$267,612	$146,133

See accompanying Notes to Condensed Financial Statements.

TELIK, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Contract revenue from collaborations	$19	$31

Total revenues	19	31

Operating costs and expenses:
Research and development	19,145	13,237
General and administrative	2,633	2,619

Total operating costs and expenses	21,778	15,856

Loss from operations	(21,759)	(15,825)

Interest income	1,377	609
Interest expense	(42)	(51)

Net loss	$(20,424)	$(15,267)

Basic and diluted net loss per common share	$(0.42)	$(0.35)

Shares used to calculate basic and diluted net loss per common share	48,966	43,621

See accompanying Notes to Condensed Financial Statements.

TELIK, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(20,424)	$(15,267)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	363	337
Amortization of deferred stock compensation	—	93
Stock options granted to non-employees	—	73
Changes in assets and liabilities:
Other receivables	(159)	(110)
Prepaid expenses and other current assets	22	(170)
Accounts payable	806	30
Accrued clinical trials, compensation and other liabilities	(1,389)	(272)
Deferred revenue	(19)	125

Net cash used in operating activities	(20,800)	(15,161)

Cash flows from investing activities:
Purchases of investments	(63,753)	(32,795)
Sales of investments	16,550	47,625
Maturities of investments	13,037	6,500
Purchases of property and equipment	(342)	(259)

Net cash (used in)/ provided by investing activities	(34,508)	21,071

Cash flows from financing activities:
Proceeds from equipment loans	—	316
Principal payments under capital leases and equipment loans	(326)	(236)
Proceeds from issuance of common stock	143,038	750

Net cash provided by financing activities	142,712	830

Net increase in cash and cash equivalents	87,404	6,740
Cash and cash equivalents at beginning of period	56,221	76,851

Cash and cash equivalents at end of period	$143,625	$83,591

Supplementary information:
Interest paid	$42	$51

See accompanying Notes to Condensed Financial Statements.

TELIK, INC.

Notes to Condensed Financial Statements

(Unaudited)

1. Basis of presentation and summary of significant accounting policies

We have prepared the accompanying financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We believe all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or any other period. The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date. You should read these financial statements and notes in conjunction with our audited financial statements for the year ended December 31, 2004, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2005.

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

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Net loss – as reported	$(20,424)	$(15,267)
Add: Stock-based employee compensation included in reported net loss	—	93
Deduct: Total stock-based employee compensation expense under the fair value based method for all awards	(4,780)	(3,697)

Net loss – pro forma	$(25,204)	$(18,871)

Basic and diluted net loss per common share – as reported	$(0.42)	$(0.35)

Basic and diluted net loss per common share – pro forma	$(0.51)	$(0.43)

We estimate the fair value of our options using the Black-Scholes option valuation model, which is one of several methods that can be used to estimate option values. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Our options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimates. The fair value of options granted and employee purchase plan shares were estimated at the date of grant using a Black-Scholes pricing model with the following weighted-average assumptions:

	Stock Option Plans		Stock Purchase Plan
	Three Months Ended March 31,		Three Months Ended March 31,
	2005	2004	2005	2004
Expected stock price volatility	67.9%	71.8%	70.4%	79.1%
Risk-free interest rate	4.00%	3.00%	2.69%	1.33%
Expected life (in years)	5.00	5.07	1.39	1.35
Expected dividend yield	—	—	—	—

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

In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards 123R (SFAS 123R), “Share-Based Payment,” effective beginning after June 15, 2005. FAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and will require companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments including stock options and stock issued under our employee stock purchase plans. In April 2005, the Securities and Exchange Commission issued a rule allowing companies to implement SFAS 123R as of the beginning of their next fiscal year that begins after June 15, 2005. We will be required to implement SFAS 123R beginning January 1, 2006. Our adoption will be applied on a modified prospective basis and measured and recognized on January 1, 2006. We are currently evaluating option valuation methodologies and assumptions in light of SFAS 123R, and therefore cannot estimate the impact of our adoption at this time. These methodologies and assumptions may be different than those currently employed by us in applying SFAS 123 as outlined in our “Stock-based Compensation” section above. We expect that our adoption of SFAS 123R will have a material impact on our financial statements and results of operations.

2. Comprehensive loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes changes in unrealized gains (losses) on investments. Comprehensive loss for the three months ended March 31, 2005 and 2004 were as follows:

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Net loss	$(20,424)	$(15,267)
Changes in unrealized (losses) gains on investments	(207)	34

Comprehensive loss	$(20,631)	$(15,233)

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

Outstanding options to purchase an aggregate of 7,960,004 and 6,355,878 shares of our common stock for the three months ending March 31, 2005 and 2004 were excluded from diluted net loss per common share calculations because inclusion of such options would have an anti-dilutive effect on losses in these periods.

4. Cash, cash equivalents, investments and restricted investments

The following is a summary of cash and cash equivalents, investments and restricted investments:

	March 31, 2005
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Certificate of deposits	$1,796	$—	$—	$1,796
Corporate notes	63,336	—	(45)	63,291
Commercial paper	131,950	—	(13)	131,937
Government notes	53,654	—	(367)	53,287
Cash and money market funds	9,699	—	—	9,699

Total	$260,435	$—	$(425)	$260,010

Reported as:
Cash and cash equivalents				$143,625
Short term investments				114,589
Restricted investments				1,796

Total				$260,010

	December 31, 2004
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Certificate of deposits	$1,796	$—	$—	$1,796
Corporate notes	29,146	—	(32)	29,114
Commercial paper	47,213	—	(1)	47,212
Government notes	53,699	6	(191)	53,514
Cash and money market funds	7,011	—	—	7,011

Total	$138,865	$6	$(224)	$138,647

Reported as:
Cash and cash equivalents				$56,221
Short term investments				80,630
Restricted investments				1,796

Total				$138,647

The net realized gains on sales of available-for-sale investments were not material for the three months ended March 31, 2005 and 2004. Realized gains and losses were calculated based on the specific identification method.

The following is a summary of the cost and estimated fair value of available-for-sale securities at March 31, 2005 and December 31, 2004, classified by stated maturity date of the security:

	March 31, 2005		December 31, 2004
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Mature in less than one year	$182,031	$181,829	$105,964	$105,762
Mature in one to three years	20,309	20,085	1,744	1,728
Mature in over three years	46,600	46,600	22,350	22,350

Total	$248,940	$248,514	$130,058	$129,840

5. Property and equipment, net

Property and equipment consist of the following:

	March 31, 2005	December 31, 2004
	(in thousands)
Computer and lab equipment	$6,764	$6,476
Office furniture and fixtures	337	337
Leasehold improvements	3,196	3,196

	10,297	10,009
Less accumulated depreciation and amortization	(5,049)	(4,740)

Property and equipment, net	$5,248	$5,269

6.	Capital leases and equipment loans

At March 31, 2005, there were no draws available under our Master Lease and Master Security credit facilities of approximately $2.5 million. The lease and credit facilities, secured by equipment and tenant improvements and bearing interest rates between 4.3% and 11.5%, were fully utilized by the end of 2003. Pursuant to the terms of these credit facilities, we are required to maintain a balance of cash and investments of at least $20.5 million. In the event our cash and investments balance falls below $20.5 million, we are obligated to provide the lessor with a continuing irrevocable letter of credit from a financial institution acceptable to the lessor in an amount equal to 100% of the outstanding balance of all indebtedness and loans. We were in compliance with the financial covenants at March 31, 2005.

Draws under our Loan and Security Agreement credit facility at March 31, 2005 totaled approximately $1.5 million, bearing interest rates between 5.91% and 6.98%. The credit facility was fully utilized as of July 2004. Pursuant to the terms of the credit facility, we are required to maintain a balance of cash and investments with the lender of at least $5.0 million. We were in compliance with this financial requirement at March 31, 2005.

As of March 31, 2005, future payments under capital leases and loans were as follows:

	Capital Leases	Loans	Total
	(in thousands)
2005	$243	$859	$1,102
2006	246	673	919
2007	—	148	148

Total	$489	$1,680	$2,169

Less amount representing interest			127

Present value of future payments			$2,042

Reported as current portion			$1,328

Non-current portion			$714

7. Follow-on public offering

In April 2004, we filed a registration statement on Form S-3 to offer and sell, from time to time, equity securities in one or more offerings up to a total amount of $200 million. On February 2, 2005, we sold 7,000,000 shares of common stock at a public offering price of $18.75 per share in an underwritten public offering pursuant to this registration statement. On February 9, 2005, the underwriters fully exercised their option to purchase 1,050,000 shares of our common stock from us to cover over-allotments. We received approximately $142.2 million in net proceeds after deducting underwriting discounts and commissions, and related offering expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Statements of Expected Future Performance

This Quarterly Report on Form 10-Q contains statements indicating expectations about future performance and other forward-looking statements that involve risks and uncertainties. We usually use words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “future,” “intend,” “potential,” or “continue” or the negative of these terms or similar expressions to identify forward-looking statements. These statements appear throughout this Quarterly Report on Form 10-Q and are statements regarding our current intent, belief or expectation, primarily with respect to our operations and related industry developments. Examples of these statements include, but are not limited to, statements regarding the following: the implications of positive interim results of our Phase 2 clinical trials, the progress of our research programs, including clinical testing, the extent to which our issued and pending patents may protect our products and technology, our ability to identify new product candidates using TRAP technology (our proprietary Target-Related Affinity Profiling technology), the potential of such product candidates to lead to the development of safer or more effective therapies, our ability to develop the technology derived from our collaborations, our anticipated timing for filing additional Investigational New Drug applications, or INDs, with the Food and Drug Administration, or FDA, or for the initiation or completion of Phase 1, Phase 2 or Phase 3 clinical trials for any of our product candidates, our future operating expenses, our future losses, our future expenditures for research and development and the sufficiency of our cash resources. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in the section of this Item 2 titled “Additional Factors That May Affect Future Results” and elsewhere in this Quarterly Report on Form 10-Q.

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 9, 2005.

“Telik,” the Telik logo, TRAP, TELCYTA and TELINTRA are trademarks of Telik, Inc. All other brand names or trademarks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

Overview

Telik is engaged in the discovery, development and commercialization of small molecule drugs. We have incurred net losses since inception and expect to incur substantial and increasing losses for the next several years as we expand our research and development activities and move our product candidates into later stages of development. As of March 31, 2005, we had an accumulated deficit of $258.2 million.

Our expenses have consisted primarily of those incurred for research and development and general and administrative costs associated with our operations. The process of carrying out the development of our product candidates to later stages of development and our research programs may require significant additional research and development expenditures, including for preclinical testing and clinical trials, as well as for manufacturing development efforts and obtaining regulatory approval. We outsource our clinical trials and our manufacturing development activities to third parties to maximize efficiency and minimize our internal overhead. To date, we have funded our operations primarily through the sale of equity securities, non-equity payments from collaborative partners, interest earned on investments and equipment lease and loan financings.

We are subject to risks common to biopharmaceutical companies, including risks inherent in our research, development and commercialization efforts, preclinical testing, clinical trials, uncertainty of regulatory and marketing approvals, enforcement of patent and proprietary rights, the availability of future capital, existing or potential competition, use of hazardous materials and the ability to attract and retain key employees. In order for a product to be commercialized, it will be necessary for us to conduct preclinical tests and clinical trials, demonstrate efficacy and safety of our product candidates to the satisfaction of regulatory authorities, obtain marketing approval, enter into manufacturing, distribution and marketing arrangements, obtain market acceptance and, in many cases, obtain adequate reimbursement from government and private insurers. We cannot provide assurance that we will generate revenues or achieve and sustain profitability in the future.

We expect that our quarterly and annual results of operations will fluctuate for the foreseeable future due to several factors, including the timing and extent of our research and development efforts and the outcome of our clinical trial activities. The successful development of our products is uncertain. As a result, accurate prediction of future operating results is difficult or impossible.

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

TELINTRA, our second product candidate, is a small molecule bone marrow stimulant we are developing for the treatment of blood disorders associated with low blood cell levels, such as neutropenia or anemia. Our Phase 2 clinical trial in patients with myelodysplastic syndrome, or MDS, a pre-leukemic condition, is on-going and has not identified a dose limiting toxicity. MDS is a disease characterized by defects in the blood-producing cells of the bone marrow, in which low blood cell levels occur. We presented positive interim data at the American Society of Hematology annual meeting in December 2004. In this study, clinically significant improvement was observed across all major subtypes and in all blood cell lineages. TELINTRA was well-tolerated in this predominantly elderly patient population, and enrollment is on-going.

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

Follow-on public offering

In February 2005, we completed a follow-on public offering of 8,050,000 shares of our common stock at a public offering price of $18.75 per share, including the underwriters’ exercise in full of their over-allotment option which raised approximately $150.9 million in gross proceeds. We received approximately $142.2 million in net proceeds from the sale of shares offered by us, after deducting underwriting discounts and commissions and related offering expenses.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenues and expenses during the reporting periods. On an on-going basis, we evaluate our estimates and judgments related to clinical development costs. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates under different assumptions or conditions.

We believe the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our financial statements.

Research and development expenses

Our research and development expenses include salaries and benefits costs, fees for contractors, consultants and third-party contract research organizations and an allocation of facility and administrative costs. Research and development expenses consist of costs incurred for drug development, clinical supply manufacturing, clinical activities, discovery research, screening and identification of product candidates, and preclinical studies. All such costs are charged to research and development expenses as incurred.

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

Results of operations

Revenues

	Three months ended March 31,		% Change
	2005	2004
	(in thousands, except percentage)
Revenues	$19	$31	(39)%

Revenues in the three months ended March 31, 2005 and March 31, 2004 resulted from our collaborative agreement with Hoffman La-Roche, Inc.

The decrease in revenues of 39%, or $12,000, for the three months ended March 31, 2005 compared to the same period in 2004 was primarily due to the completion of the Roche compound identification revenue amortization.

We expect near-term revenues to fluctuate primarily depending upon the extent to which we enter into new collaborative research agreements and the amounts of payments relating to such agreements.

Research and development expenses

Research and development expenses for the three months ended March 31, 2005 and 2004 were $19.1 million and $13.2 million. Our research and development activities consist primarily of drug development, clinical supply manufacturing, clinical activities, discovery research, screening and identification of product candidates and preclinical studies. We group these activities into two major categories: “research and preclinical” and “clinical development.”

The approximate costs associated with research and preclinical and clinical development activities were as follows:

	Three Months Ended March 31,		% Change
	2005	2004
	(In thousands, except percentages)
Research and preclinical	$4,724	$3,948	20%
Clinical development	14,421	9,289	55%

Total research and development	$19,145	$13,237	45%

The increase of 45%, or $5.9 million, in research and development expenses for the three months ended March 31, 2005 compared to the same period in 2004 was principally due to the increased costs for the following:

•	TELCYTA

-	costs associated with our Phase 3 registration trials in ovarian cancer and non-small cell lung cancer of approximately $4.4 million;

•	TELINTRA

-	clinical supply manufacturing costs due to the development of an oral formulation and costs associated with our Phase 2 clinical trial for the treatment of MDS of approximately $240,000; and

•	Other expenses

-	approximately $1.3 million associated with headcount growth and increased expenses to support clinical activities.

We expect research and development expenditures to increase in the future as a result of increased manufacturing and clinical development costs primarily relating to development of our TELCYTA and TELINTRA product candidates. The timing and the amount of these expenditures will depend upon the outcome of our on-going clinical trials, the costs associated with the Phase 3 clinical trials of TELCYTA, including related expansion of our research and development organization, regulatory requirements, advancement of our preclinical programs and product manufacturing costs.

The following table summarizes our principal product candidate development initiatives, including the related stages of development for each product in development and the research and development expenses recognized in connection with each product candidate. The information in the column labeled “Estimated Completion of Current Phase” is our current estimate of the timing of completion of enrollment. The actual timing of completion of enrollment could differ materially from the estimates provided in the table. For a discussion of the risks and uncertainties associated with the timing of completing a product development phase, see the risk factors “All of our product candidates are in research and development. If clinical trials of TELCYTA and TELINTRA are delayed or unsuccessful or if we are unable to complete the preclinical development of our other preclinical product candidates, our business may suffer,” “If we do not obtain regulatory approval to market products in the United States and foreign countries, we or our collaborators will not be permitted to commercialize our product candidates,” “As our product programs advance, we will need to hire additional scientific and management personnel. Our research and development efforts will be seriously jeopardized if we are unable to attract and retain key personnel,” and “If we are unable to enter into or maintain existing contracts with third parties to manufacture our product candidates or any products that we may develop in sufficient quantities and at an acceptable cost, clinical development of product candidates could be delayed and we may be unable to meet demand for any products that we may develop and lose potential revenue” sections of “Risk Factors” below.

Product	Description	Phase of Development	Estimated Completion or Completion of Phase	Related R&D Expenses Three Months Ended March 31,
				2005	2004
				(in thousands)
TELCYTA				$13,806	$8,975
	Ovarian	Phase 3	2005
	Non-small cell lung	Phase 3	2005
	Ovarian, 2nd line	Phase 3	2005
	Combination (with other drugs)	Phase 2	2005
	Ovarian	Phase 2	2004
	Lung	Phase 2	2004
	Breast	Phase 2	2004

TELINTRA	Myelodysplastic syndrome	Phase 1/2	2005	1,301	776

Other (1)				4,038	3,486

Total research and development expense				$19,145	$13,237

(1)	“Other” constitutes research and development activities performed by our Chemistry, Biology, preclinical and Quality Assurance departments as these costs cannot be allocated to any individual project.

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

General and administrative expenses

	Three Months Ended March 31,		% Change
	2005	2004
	(In thousands, except percentage)
General and administrative	$2,633	$2,619	1%

The increase of 1%, or $14,000, in general and administrative expenses for the three months ended March 31, 2005 compared to the same period in 2004 was primarily due to increased expenses necessary to manage the growth of our operations.

We expect future general and administrative expenses to increase in support of expanded business activities including costs associated with our marketing efforts to support our commercialization strategy for TELCYTA.

Interest income and interest expense

	Three Months Ended March 31,		% Change
	2005	2004
	(In thousands, except percentages)
Interest income	$1,377	$609	126%
Interest expense	$42	$51	(18)%

Interest income of $1.4 million and $609,000 for the three months ended March 31, 2005 and 2004 resulted primarily from earnings on investments. The increase in net interest income of $768,000 in the first three months of 2005 compared to the same period in 2004 was due to higher average interest rates in 2005 and higher principal balances of our investments as a result of $142.2 million in net proceeds obtained from our follow-on offering in February 2005.

Interest expense was $42,000 and $51,000 for the three months ended March 31, 2005 and 2004. The decrease in interest expense in the first three months of 2005 compared to the same period in 2004 was a result of no new borrowings in 2005 and payments on our lease and loan obligations. We expect interest expenditures to continue to decrease in the future as we pay down our lease and loan obligations.

Liquidity and capital resources

	2005	2004
	(In millions, except ratios)
March 31:
Cash, cash equivalents, investments and restricted cash	$260.0	$186.5
Working capital	$243.1	$158.9
Current ratio	14.9 : 1	14.6 : 1

Three months ended March 31:
Cash (used in) / provided by:
Operating activities	$(20.8)	$(15.2)
Investing activities	$(34.5)	$21.1
Financing activities	$142.7	$0.8
Capital expenditures (included in investing activities above)	$(0.3)	$(0.3)

Sources and Uses of Cash. Due to the significant research and development expenditures and the lack of any approved products to generate revenue, we have not been profitable and have generated operating losses since we incorporated in 1988. As such, we have funded our research and development operations through sale of equity securities, non-equity payments from corporate partners, interest earned on investments and equipment lease and loan financings. At March 31, 2005, we had available cash, cash equivalents, investments and restricted investments of $260.0 million. Our cash and investment balances are held in a variety of interest-bearing instruments including obligations of U.S. government agencies, high-grade corporate and municipal bonds, commercial paper, auction rate securities and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk.

Cash Flows from Operating Activities. Cash used in operations for the three months ended March 31, 2005 was $20.8 million compared with $15.2 million for the same period in 2004. Net loss of $20.4 million in 2005 included non-cash charges of $363,000 for depreciation and amortization. Cash used in operations was further impacted by decreases of $1.8 million in accrued compensation expense due to bonus payouts and $401,000 in deferred rent expense. Cash outflows were offset by increases of $806,000 in accounts payable and $685,000 in accrued clinical trial expenses related primarily to our Phase 3 clinical trials. Operating cash outflows for the same period in 2004 resulted primarily from net loss of $15.3 million which included non-cash charges of $337,000 for depreciation and amortization, $93,000 for the amortization of deferred stock compensation and $73,000 related to non-cash stock based compensation to non-employees. Cash usage for the same period in 2004 resulted from a change in other receivables of $110,000, prepaid and other assets of $170,000 and accrued clinical trial, compensation and other liabilities of $272,000, which were primarily for operating activities and drug supplies. Cash outflows were offset by changes in accounts payable of $30,000 and an increase of $125,000 in deferred revenue.

Cash Flows from Investing Activities. Cash used in investing activities for the three months ended March 31, 2005 was $34.5 million compared with cash provided by investing activities of $21.1 million for the same period in 2004. Cash used for the three months ended March 31, 2005 was primarily for $63.8 million in purchases of short-term available-for-sale investments offset by $29.6 million in sales and maturities of investments. Capital expenditures for the same period were $342,000 primarily for laboratory and computer equipment purchases. Investing activities for the same period in 2004 were primarily related to the $54.1 million of sales and maturities of investments offset by $32.8 million of purchases, and $259,000 of equipment purchases.

Cash Flows from Financing Activities. Cash provided by financing activities for the three month ended March 31, 2005 was approximately $142.7 million compared with $830,000 million for the same period in 2004. Financing activities for the three months ended March 31, 2005 included approximately $142.2 million in net proceeds from our follow-on public offering of common stock completed in February. Financing activities for the same period in 2004 included approximately $316,000 in proceeds obtained through equipment loans and $750,000 in proceeds from stock option exercises and our employee stock purchase plan, offset in part by $236,000 in payments under capital leases and an equipment loan.

Working Capital. Working capital increased to $243.1 million at March 31, 2005 from $158.9 million at March 31, 2004. The increase in working capital was primarily due to proceeds from our follow-on public offering offset by our use of cash in operations due to the expansion of our TELCYTA development program and costs associated with headcount growth.

In February 2005, we completed a follow-on public offering of 8,050,000 shares of common stock, including shares issued in connection with the underwriters’ exercise in full of their over-allotment option, at a public offering price of $18.75 per share, raising net proceeds of approximately $142.2 million after deducting underwriters’ discounts and commissions, and related offering expenses.

We believe our existing cash resources and investment securities will be sufficient to support our current operating plan at least until the end of 2006. We expect the clinical development expenses as a result of our Phase 3 clinical trials to consume a large portion of our existing cash resources. Changes in our research and development plans or other changes affecting our operating expenses may affect actual future consumption of existing cash resources as well. In any event, we will require substantial additional financing to fund our operations in the future. We may seek to raise any necessary additional funds through equity or debt financings, collaborative arrangements with corporate partners or other sources. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience dilution. Debt financing may subject us to restrictive covenants that may adversely affect our operations. To the extent that we raise additional capital through licensing arrangements or arrangements with collaborative partners, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize ourselves. Our future capital uses and requirements depend on numerous factors, including the following:

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

We currently have no commitments for any additional financings. If we need to raise additional money to fund our operations, funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, we may not be able to continue development of our product candidates, or we could be required to delay, scale back or eliminate some or all of our research and development programs.

Our future contractual obligations at March 31, 2005 were as follows:

	Total	2005	2006-2007	2008-2009	After 2009
	(In thousands)
Capital lease obligations	$489	$243	$246	$—	$—
Equipment loans	1,680	859	821	—	—
Operating leases	34,240	3,963	6,700	7,071	16,506

Total contractual cash obligations	$36,409	$5,065	$7,767	$7,071	$16,506

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards 123R (SFAS 123R), “Share-Based Payment,” effective beginning after June 15, 2005. FAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and will require companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments including stock options and stock issued under our employee stock purchase plans. In April 2005, the Securities and Exchange Commission issued a rule allowing companies to implement SFAS 123R as of the beginning of their next fiscal year that begins after June 15, 2005. We will be required to implement SFAS 123R beginning January 1, 2006. Our adoption will be applied on a modified prospective basis and measured and recognized on January 1, 2006. We are currently evaluating option valuation methodologies and assumptions in light of SFAS 123R, and therefore cannot estimate the impact of our adoption at this time. These methodologies and assumptions may be different than those currently employed by us in applying SFAS 123 as outlined in our “Stock-based Compensation” section of our Notes to Condensed Financial Statements. We expect that our adoption of SFAS 123R will have a material impact on our financial statements and results of operations.

RISK FACTORS

You should carefully consider these risk factors as each of these risks could adversely affect our business, operating results and financial condition.

We have a history of net losses, which we expect to continue for at least several years. We will never be profitable unless we develop, and obtain regulatory approval and market acceptance of, our product candidates.

Due to the significant research and development expenditures required to develop our TRAP technology and identify new product candidates, and the lack of any products to generate revenue, we have not been profitable and have incurred operating losses since we were incorporated in 1988. As of March 31, 2005, we had an accumulated deficit of $258.2 million. We expect to incur losses for at least the next several years and expect that these losses will increase as we expand our research and development activities and incur significant clinical testing costs. We do not anticipate that we will generate product revenue for several years. Our losses, among other things, have caused and will cause our stockholders’ equity and working capital to decrease. To date, we have derived substantially all of our revenues, which have not been significant, from project initiation fees and research reimbursement paid pursuant to existing collaborative agreements with third parties and achievement of milestones under current collaborations. We expect that this trend will continue until we develop, and obtain regulatory approval and market acceptance of, our product candidates, if at all. We may never generate product revenue sufficient to become profitable.

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

TELCYTA has to date been evaluated in Phase 1 and Phase 2 clinical trials. We initiated a Phase 3 registration trial of TELCYTA in ovarian cancer in the first quarter of 2003, a Phase 3 registration trial of TELCYTA in non-small cell lung cancer in March 2004 and a Phase 3 registration trial of TELCYTA in combination with carboplatin versus Doxil as second-line therapy in platinum refractory or resistant ovarian cancer in December 2004. These clinical trials test TELCYTA against a control arm consisting of currently established standard drug treatments for these cancers. Changes in standards of care during our Phase 3 clinical trials may cause us to, or the FDA may require us to, perform additional clinical testing of TELCYTA against a different control arm prior to filing a New Drug Application for marketing approval. AstraZeneca, the manufacturer of Iressa, recently announced that studies indicate that while Iressa appears to benefit some patients, it does not significantly prolong survival in the overall population of patients using the drug. Should the FDA undertake any action based on the studies announced by AstraZeneca, such as instructing us to suspend our Phase 3 clinical trial of TELCYTA in non-small cell lung cancer, which utilizes Iressa as a comparator drug, our ability to complete the clinical trial could be compromised. As a result, we may not be able to gain the FDA’s approval for the use of TELCYTA in non-small cell lung cancer based on this Phase 3 clinical trial, or approval for this indication could be delayed.

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

The process of carrying out the development of our own unpartnered product candidates to later stages of development and developing other research programs to the stage that they may be partnered will require significant additional expenditures, including the expenses associated with preclinical testing, clinical trials and obtaining regulatory approval. We believe that our existing cash and investment securities will be sufficient to support our current operating plan at least until the end of 2006. Changes in our research and development plans or other changes affecting our operating expenses may affect actual future consumption of existing cash resources as well. In any event, we will require substantial additional financing to fund our operations in the future. We do not know whether additional financing will be available when needed or that, if available, we will obtain financing on terms favorable to our stockholders. As of March 31, 2005, our accumulated deficit was $258.2 million, and we expect capital outlays and operating expenditures to increase over the next several years as we expand our clinical, research and development activities. The extent of any actual increase in operating or capital spending will depend in part on the clinical success of our product candidates. If we fail to raise adequate funds on terms acceptable to us, if at all, we will not be able to continue to fund our operations, research programs, preclinical testing and clinical trials.

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

Our success will also depend, in part, on our ability to operate without infringing the intellectual property rights of others. We cannot assure you that our activities will not infringe patents owned by others. As of the date of this quarterly report, we have not received any communications with the owners of related patents alleging that our activities infringe their patents. However, if our product candidates, technologies or any products that we may develop are found to infringe patents issued to third parties, the manufacture, use and sale of any products that we may develop could be enjoined, and we could be required to pay substantial damages. In addition, we may be required to obtain licenses to patents or other proprietary rights of third parties. We cannot assure you that any licenses required under any such patents or proprietary rights would be made available on terms acceptable to us, if at all. Failure to obtain such licenses could negatively affect our business.

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

Additional equity financings or other share issuances by us, including shares issued in connection with strategic alliances, could adversely affect the market price of our common stock. Sales by existing stockholders of a large number of shares of our common stock in the public market or the perception that additional sales could occur could cause the market price of our common stock to drop. As of March 31, 2005, 51,960,638 shares of our common stock were outstanding, of which 51,656,654 shares were freely tradable and 303,984 shares were transferable in accordance with certain volume, notice and manner of sale restrictions under Rule 144.

If we do not progress in our programs as anticipated, our stock price could decrease.

For planning purposes, we estimate the timing of a variety of clinical, regulatory and other milestones, such as when a certain product candidate will enter clinical development, when a clinical trial will be completed or when an application for regulatory approval will be filed. Some of our estimates are included in this quarterly report. Our estimates are based on present facts and a variety of assumptions. Many of the underlying assumptions are outside of our control. If milestones are not achieved when we expect them to be, investors could be disappointed, and our stock price may decrease.

Our stock price may be volatile, and you may not be able to resell your shares at or above your purchase price.

Our stock prices and the market prices for securities of biotechnology companies in general have been highly volatile, with recent significant price and volume fluctuations, and may continue to be highly volatile in the future. During the first three months of 2005, our common stock traded between $20.12 and $14.42 . You may not be able to sell your shares quickly or at the market price if trading in our stock is not active or the volume is low. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock, some of which are beyond our control:

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

As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the Securities and Exchange Commission, including expanded disclosures and accelerated reporting requirements and more complex accounting rules such as pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. Compliance with Section 404 and other requirements will increase our costs and require additional management resources. We may need to continue to implement additional finance and accounting systems, procedures and controls to satisfy new reporting requirements. While we are able to complete a favorable assessment as to the adequacy of our internal control over financial reporting for our fiscal year ending December 31, 2004, there is no assurance that we will be able to complete future favorable assessments as to the adequacy of our internal control over financial reporting. If our independent registered public accounting firm is unable to provide us with future unqualified reports as to the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our internal controls over financial reporting, which could adversely affect our stock price.

New and Potential New Accounting Pronouncements May Impact Our Future Financial Position and Results of Operations.

There may be potential new accounting pronouncements or regulatory rulings, which may have an impact on our future financial position and results of operations. In particular, on April 14, 2005, the Securities and Exchange Commission issued a rule allowing companies to implement Statement of Financial Accounting Standard No.123R (SFAS123R) as of the beginning of their next fiscal year that begins after June 15, 2005. We will be required to implement SFAS 123R beginning January 1, 2006. Our adoption will be applied on a modified prospective basis and measured and recognized on January 1, 2006. We are currently evaluating option valuation methodologies and assumptions in light of SFAS 123R, and therefore cannot estimate the impact of our adoption at this time. These methodologies and assumptions may be different than those currently employed by us in applying SFAS 123 as outlined in our “Stock-based Compensation” section of our Notes to Condensed Financial Statements. We expect that our adoption of SFAS 123R will have a material impact on our financial statements and results of operations.

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

The table below presents the principal amounts and weighted-average interest rates by year of stated maturity for our investment portfolio:

	2005	2006	2007 and Beyond	Total	Fair Value at March 31, 2005
	(In thousands, except percentages)
Available-for-sale securities	$245,617	$3,323	$—	$248,940	$248,514
Average interest rate	2.80%	3.46%	—	2.81%

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures. Based on our management’s evaluation (with the participation of our chief executive officer and chief financial officer), our chief executive officer and chief financial officer have concluded that, subject to limitations described below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), were effective as of March 31, 2005 to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in internal control. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 6. Exhibits

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (1)

4.1	Specimen Stock Certificate. (1)

4.2	Amended and Restated Registration Rights Agreement, dated March 31, 2000, between Telik and holders of Telik’s Series B, Series E, Series F, Series G, Series H, Series I, Series J and Series K preferred stock. (1)

4.3	Right Agreement dated November 2, 2001, by and between Telik and Wells Fargo Bank Minnesota, N.A., replaced by EquiServe Trust Company, N.A., as Rights Agent. (2)

4.4	Registrant’s Certificate of Designation of Series A Junior Participating Preferred Stock. (2)

10.23*	Change of Control Severance Benefit Plan. (3)

10.24†	Manufacturing Supply Agreement dated July 1, 2004, by and between Telik and Organichem Corporation. (4)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

†	Confidential treatment is pending for portions of this document. The information requested to be omitted pursuant to such confidential treatment order has been filed separately with the Securities and Exchange Commission.
(1)	Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on April 4, 2000, as amended (File No. 333-33868).
(2)	Incorporated by reference to exhibits to our Current Report on Form 8-K dated November 2, 2001 filed on November 5, 2001.
(3)	Incorporated by reference to exhibits to our Quarterly Report on Form 10-Q for the period ended March 31, 2003 filed on May 7, 2003.
(4)	Incorporated by reference to exhibits to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 filed on November 8, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELIK, INC.

/s/ CYNTHIA M. BUTITTA
Cynthia M. Butitta
Chief Operating Officer and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date: May 5, 2005

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (1)

4.1	Specimen Stock Certificate. (1)

4.2	Amended and Restated Registration Rights Agreement, dated March 31, 2000, between Telik and holders of Telik’s Series B, Series E, Series F, Series G, Series H, Series I, Series J and Series K preferred stock. (1)

4.3	Right Agreement dated November 2, 2001, by and between Telik and Wells Fargo Bank Minnesota, N.A., replaced by EquiServe Trust Company, N.A., as Rights Agent. (2)

4.4	Registrant’s Certificate of Designation of Series A Junior Participating Preferred Stock. (2)

10.23*	Change of Control Severance Benefit Plan. (3)

10.24†	Manufacturing Supply Agreement dated July 1, 2004, by and between Telik and Organichem Corporation. (4)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

†	Confidential treatment is pending for portions of this document. The information requested to be omitted pursuant to such confidential treatment order has been filed separately with the Securities and Exchange Commission.
(1)	Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on April 4, 2000, as amended (File No. 333-33868).
(2)	Incorporated by reference to exhibits to our Current Report on Form 8-K dated November 2, 2001 filed on November 5, 2001.
(3)	Incorporated by reference to exhibits to our Quarterly Report on Form 10-Q for the period ended March 31, 2003 filed on May 7, 2003.
(4)	Incorporated by reference to exhibits to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 filed on November 8, 2004.