Form 10-Q
period 2005-06-30
TELIK INC
filed 2005-08-04
CIK 1109196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class: Common Stock $0.01 par value	Outstanding at July 29, 2005: 51,972,744 shares

TELIK, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

TELIK, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2005	December 31, 2004
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$130,080	$56,221
Short-term investments	106,291	80,630
Other receivables	530	517
Prepaids and other current assets	1,296	1,640

Total current assets	238,197	139,008
Property and equipment, net	5,552	5,269
Restricted investments	1,796	1,796
Other assets	60	60

Total assets	$245,605	$146,133

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,220	$4,697
Accrued clinical trials	9,514	7,719
Accrued compensation	2,481	3,349
Accrued liabilities	1,405	529
Deferred revenue	—	19
Current portion of capital leases and equipment loans	1,229	1,339

Total current liabilities	16,849	17,652
Non-current portion of capital leases and equipment loans	480	1,029
Other liabilities	307	1,108
Commitments
Stockholders’ equity:
Preferred stock, $0.01 par value: 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; shares issued and outstanding: 51,972,744 at June 30, 2005 and 43,832,529 at December 31, 2004	520	438
Additional paid-in capital	506,879	363,872
Accumulated other comprehensive income	(307)	(218)
Accumulated deficit	(279,123)	(237,748)

Total stockholders’ equity	227,969	126,344

Total liabilities and stockholders’ equity	$245,605	$146,133

See accompanying Notes to Condensed Financial Statements.

TELIK, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Contract revenue from collaborations	$—	$44	$19	$75
Operating costs and expenses:
Research and development	19,656	15,576	38,801	28,813
General and administrative	3,129	2,734	5,762	5,353

Total operating costs and expenses	22,785	18,310	44,563	34,166
Loss from operations	(22,785)	(18,266)	(44,544)	(34,091)
Interest income	1,871	591	3,248	1,200
Interest expense	(37)	(51)	(79)	(102)

Net loss	$(20,951)	$(17,726)	(41,375)	$(32,993)

Basic and diluted net loss per common share	$(0.40)	$(0.41)	$(0.82)	$(0.76)

Shares used to calculate basic and diluted net loss per common share	51,964	43,691	50,473	43,656

See accompanying Notes to Condensed Financial Statements.

TELIK, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(41,375)	$(32,993)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	737	674
Amortization of deferred stock compensation	—	93
Stock options granted to non-employees	—	138
Changes in assets and liabilities:
Other receivables	(13)	(328)
Prepaid expenses and other current assets	344	178
Accounts payable	(2,477)	1,063
Accrued clinical trials, compensation and other liabilities	1,002	2,006
Deferred revenue	(19)	81

Net cash used in operating activities	(41,801)	(29,088)

Cash flows from investing activities:
Purchases of investments	(108,381)	(88,586)
Sales of investments	59,300	79,790
Maturities of investments	23,331	7,000
Purchases of property and equipment	(1,020)	(680)

Net cash used in investing activities	(26,770)	(2,476)

Cash flows from financing activities:
Proceeds from equipment loans	—	627
Principal payments under capital leases and equipment loans	(659)	(502)
Proceeds from issuance of common stock	143,089	754

Net cash provided by financing activities	142,430	879

Net increase (decrease) in cash and cash equivalents	73,859	(30,685)
Cash and cash equivalents at beginning of period	56,221	76,851

Cash and cash equivalents at end of period	$130,080	$46,166

Supplementary information:
Interest paid	$79	$102

See accompanying Notes to Condensed Financial Statements.

TELIK, INC.

Notes to Condensed Financial Statements

(Unaudited)

1.	Basis of presentation and summary of significant accounting policies

We have prepared the accompanying financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We believe all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or any other period. The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date. You should read these financial statements and notes in conjunction with our audited financial statements for the year ended December 31, 2004, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2005.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands)
Net loss – as reported	$(20,951)	$(17,726)	$(41,375)	$(32,993)
Add: Stock-based employee compensation included in reported net loss	—	—	—	93
Deduct: Total stock-based employee compensation expense under the fair value based method for all awards	(4,913)	(4,044)	(9,693)	(7,741)

Net loss – pro forma	$(25,864)	$(21,770)	$(51,068)	$(40,641)

Basic and diluted net loss per common share – as reported	$(0.40)	$(0.41)	$(0.82)	$(0.76)

Basic and diluted net loss per common share – pro forma	$(0.50)	$(0.50)	$(1.01)	$(0.93)

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

	Stock Option Plans		Stock Purchase Plan
	Three Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
Expected stock price volatility	66.7%	70.8%	67.9%	78.8%
Risk-free interest rate	3.63%	3.88%	3.06%	1.50%
Expected life (in years)	5.08	5.03	1.27	1.62
Expected dividend yield	—	—	—	—

	Stock Option Plans		Stock Purchase Plan
	Six Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Expected stock price volatility	67.5%	71.8%	70.4%	79.1%
Risk-free interest rate	3.86%	3.05%	2.69%	1.33%
Expected life (in years)	5.03	5.07	1.39	1.35
Expected dividend yield	—	—	—	—

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

Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes changes in unrealized gains (losses) on investments. Comprehensive loss for the three and six months ended June 30, 2005 and 2004 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands)
Net loss	$(20,951)	$(17,726)	$(41,375)	$(32,993)
Changes in unrealized gains(losses) on investments	118	(265)	(89)	(231)

Comprehensive loss	$(20,833)	$(17,991)	$(41,464)	$(33,224)

3.	Basic and diluted net loss per share

We have computed net loss per common share according to SFAS No. 128, “Earnings Per Share,” which requires disclosure of basic and diluted earnings per share. Basic earnings per share exclude any dilutive effects of options, shares subject to repurchase, warrants and convertible securities. Diluted earnings per share include the impact of potentially dilutive securities.

Outstanding options to purchase an aggregate of 8,223,097 and 6,410,628 shares of our common stock for the six months ending June 30, 2005 and 2004 were excluded from diluted net loss per common share calculations because inclusion of such options would have an anti-dilutive effect on losses in these periods.

4.	Cash, cash equivalents, investments and restricted investments

The following is a summary of cash and cash equivalents, investments and restricted investments:

	June 30, 2005
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Certificate of deposits	$1,796	$—	$—	$1,796
Corporate notes	53,007	—	(25)	52,982
Commercial paper	124,167	—	(16)	124,151
Government notes	53,575	1	(267)	53,309
Cash and money market funds	5,929	—	—	5,929

Total	$238,474	$1	$(308)	$238,167

Reported as:
Cash and cash equivalents				$130,080
Short term investments				106,291
Restricted investments				1,796

Total				$238,167

	December 31, 2004
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Certificate of deposits	$1,796	$—	$—	$1,796
Corporate notes	29,146	—	(32)	29,114
Commercial paper	47,213	—	(1)	47,212
Government notes	53,699	6	(191)	53,514
Cash and money market funds	7,011	—	—	7,011

Total	$138,865	$6	$(224)	$138,647

Reported as:
Cash and cash equivalents				$56,221
Short term investments				80,630
Restricted investments				1,796

Total				$138,647

The net realized gains on sales of available-for-sale investments were not material for the six months ended June 30, 2005 and 2004. Realized gains and losses were calculated based on the specific identification method.

The following is a summary of the cost and estimated fair value of available-for-sale securities at June 30, 2005 and December 31, 2004, classified by stated maturity date of the security:

	June 30, 2005		December 31, 2004
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Mature in less than one year	$188,155	$187,947	$105,964	$105,762
Mature in one to three years	14,494	14,395	1,744	1,728
Mature in over three years	28,100	28,100	22,350	22,350

Total	$230,749	$230,442	$130,058	$129,840

5.	Property and equipment, net

Property and equipment consist of the following:

	June 30, 2005	December 31, 2004
	(in thousands)
Computer and lab equipment	$7,324	$6,476
Office furniture and fixtures	405	337
Leasehold improvements	3,219	3,196

	10,948	10,009
Less accumulated depreciation and amortization	(5,396)	(4,740)

Property and equipment, net	$5,552	$5,269

6.	Capital leases and equipment loans

At June 30, 2005, there were no draws available under our Master Lease and Master Security credit facilities of approximately $2.5 million. The lease and credit facilities, secured by equipment and tenant improvements and bearing annual interest rates between 4.3% and 11.5%, were fully utilized by the end of 2003. Pursuant to the terms of these credit facilities, we are required to maintain a balance of cash and investments of at least $20.5 million. In the event our cash and investments balance falls below $20.5 million, we are obligated to provide the lessor with a continuing irrevocable letter of credit from a financial institution acceptable to the lessor in an amount equal to 100% of the outstanding balance of all indebtedness and loans. We were in compliance with the financial covenants at June 30, 2005.

Draws under our Loan and Security Agreement credit facility at June 30, 2005 totaled approximately $1.5 million, bearing annual interest rates between 5.91% and 6.98%. The credit facility was fully utilized as of July 2004. Pursuant to the terms of the credit facility, we are required to maintain a balance of cash and investments with the lender of at least $5.0 million. We were in compliance with this financial requirement at June 30, 2005.

As of June 30, 2005, future payments under capital leases and loans were as follows:

	Capital Leases	Loans	Total
	(in thousands)
2005	$167	$566	$733
2006	246	673	919
2007	—	148	148

Total	$413	$1,387	$1,800

Less amount representing interest			91

Present value of future payments			$1,709

Reported as current portion			$1,229

Non-current portion			$480

7.	Follow-on public offering

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

TELIK, the Telik logo, TRAP, TELCYTA and TELINTRA are trademarks of Telik, Inc. All other brand names or trademarks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

Overview

Telik is engaged in the discovery, development and commercialization of small molecule drugs. We have incurred net losses since inception and expect to incur substantial and increasing losses for the next several years as we expand our research and development activities and move our product candidates into later stages of development. As of June 30, 2005, we had an accumulated deficit of $279.1 million.

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

We are subject to risks common to biopharmaceutical companies, including risks inherent in our research, development and commercialization efforts, preclinical testing, clinical trials, uncertainty of regulatory and marketing approvals, enforcement of patent and proprietary rights, the availability of future capital, existing or potential competition, use of hazardous materials and the ability to attract and retain key employees. In order for a product to be commercialized, it will be necessary for us to conduct preclinical tests and clinical trials, demonstrate efficacy and safety of our product candidates to the satisfaction of regulatory authorities, obtain marketing approval, enter into manufacturing, distribution and marketing arrangements, obtain market acceptance and, in many cases, obtain adequate reimbursement from government and private insurers. We cannot provide assurance that we will generate any product revenues or achieve and sustain profitability in the future.

We expect that our quarterly and annual results of operations will fluctuate for the foreseeable future due to several factors, including the timing and extent of our research and development efforts and the outcome of our clinical trial activities. The successful development of our products is uncertain. As a result, accurate prediction of future operating results is difficult or impossible.

Clinical Status

TELCYTA, our lead product candidate, is a small molecule tumor-activated cancer product candidate that we are evaluating initially to treat cancers that are resistant to standard chemotherapy drugs. We have three on-going Phase 3 registration trials with TELCYTA. The first Phase 3 clinical trial (ASSIST-1) is for the treatment of advanced ovarian cancer. The second Phase 3 clinical trial (ASSIST-2) is for the treatment of advanced non-small cell lung cancer. Enrollment is completed for the first and second Phase 3 clinical trials. The third Phase 3 clinical trial (ASSIST-3) evaluates TELCYTA in combination with carboplatin for the treatment of second-line platinum resistant or refractory ovarian cancer.

In addition, in 2004 we initiated two Phase 2 clinical trials of TELCYTA for the treatment of Stage IIIb or IV non-small cell lung cancer for patients who have not previously received chemotherapy. One clinical trial is in combination with cisplatin, and the other clinical trial is in combination with carboplatin and paclitaxel. Platinum and taxane-based drug combinations are the current standard for the front-line chemotherapy of lung and ovarian cancer. In May 2005, we reported positive interim data from the clinical study evaluating TELCYTA in combination with cisplatin in at the annual meeting of the American Society of Clinical Oncology. In the trial, a 36% objective response rate (by RECIST) and an 86% disease stabilization rate were observed in the evaluable patients at the time of the interim analysis.

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

Results of operations

Revenues

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2005	2004		2005	2004
	(in thousands, except percentages)
Revenues	$—	$44	(100%)	$19	$75	(75%)

The decrease in revenues of 100%, or $44,000, for the three months ended June 30, 2005 and 75%, or $56,000, for the six months ended June 30, 2005 compared to the same periods in 2004 was primarily due to the completion of the Hoffman La-Roche, Inc., or Roche, compound identification revenue amortization in March 2005.

Revenues in the six months ended June 30, 2005 and June 30, 2004 resulted from our collaborative agreement with Roche.

We expect near-term revenues to fluctuate primarily depending upon the extent to which we enter into new collaborative research agreements and the amounts of payments relating to such agreements.

Research and development expenses

Research and development expenses for the three months ended June 30, 2005 and 2004 were $19.7 million and $15.6 million. Research and development expenses for the six months ended June 30, 2005 and 2004 were $38.8 million and $28.8 million. Our research and development activities consist primarily of drug development, clinical supply manufacturing, clinical activities, discovery research, screening and identification of product candidates and preclinical studies. We group these activities into two major categories: “research and preclinical” and “clinical development.”

The approximate costs associated with research and preclinical and clinical development activities were as follows:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2005	2004		2005	2004
	(In thousands, except percentages)
Research and preclinical	$4,510	$4,210	7%	$9,234	$8,158	13%
Clinical development	15,146	11,366	33%	29,567	20,655	43%

Total research and development	$19,656	$15,576	26%	$38,801	$28,813	35%

The increase of 26%, or $4.1 million, in research and development expenses for the three months ended June 30, 2005 compared to the same period in 2004 was principally due to the increased costs for the following:

•	Clinical Development

-	approximately $2.3 million due to the expansion of the clinical development programs for TELCYTA and TELINTRA; and

•	Other expenses

-	approximately $1.8 million associated with headcount growth and increased expenses to support clinical activities.

The increase of 35%, or $10.0 million, in research and development expenses for the six months ended June 30, 2005 compared to the same period in 2004 was principally due to the increased costs for the following:

•	Clinical Development

-	approximately $6.9 million due to the expansion of the clinical development programs for TELCYTA, in particular with our Phase 3 registration trials in ovarian cancer and non small cell lung cancer, and TELINTRA; and

•	Other expenses

-	approximately $3.1 million associated with headcount growth and increased expenses to support clinical activities.

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

The following table summarizes our principal product candidate development initiatives, including the related stages of development for each product in development and the research and development expenses recognized in connection with each product candidate. The information in the column labeled “Estimated or Actual Completion of Enrollment” is our current estimate of the timing of completion of enrollment. The actual timing of completion of enrollment could differ materially from the estimates provided in the table. For a discussion of the risks and uncertainties associated with the timing of completing a product development phase, see the following discussions in the section titled “Risk Factors” below: “All of our product candidates are in research and development. If clinical trials of TELCYTA and TELINTRA are delayed or unsuccessful or if we are unable to complete the preclinical development of our other preclinical product candidates, our business may suffer,” “If we do not obtain regulatory approval to market products in the United States and foreign countries, we or our collaborators will not be permitted to commercialize our product candidates,” “As our product programs advance, we will need to hire additional scientific and management personnel. Our research and development efforts will be seriously jeopardized if we are unable to attract and retain key personnel,” and “If we are unable to enter into or maintain existing contracts with third parties to manufacture our product candidates or any products that we may develop in sufficient quantities and at an acceptable cost, clinical development of product candidates could be delayed and we may be unable to meet demand for any products that we may develop and lose potential revenue.”

Product	Description	Phase of Development	Estimated or Actual Completion of Enrollment	Related R&D Expenses Six Months Ended June 30,
				2005	2004
				(in thousands)
TELCYTA				$28,358	$20,384
	Ovarian	Phase 3	2005
	Non-small cell lung	Phase 3	2005
	Ovarian, 2nd line	Phase 3	2005
	Combination (with other drugs)	Phase 2	2005
	Ovarian	Phase 2	2004
	Lung	Phase 2	2004
	Breast	Phase 2	2004
TELINTRA	Myelodysplastic syndrome	Phase 1/2	2005	2,439	1,611
Other (1)				8,004	6,818

Total research and development expense				$38,801	$28,813

(1)	“Other” constitutes research and development activities performed by our Chemistry, Biology, preclinical and Quality Assurance departments as these costs cannot be allocated to any individual project.

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

General and administrative expenses

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2005	2004		2005	2004
	(In thousands, except percentages)
General and administrative	$3,129	$2,734	14%	$5,762	$5,353	8%

The increase in general and administrative expenses of 14%, or $395,000, and 8%, or $409,000 in the three and six months ended June 30, 2005 compared to the same periods in 2004 was primarily due to increased expenses necessary to manage the growth of our operations, including costs associated with headcount growth and legal services related to intellectual property.

We expect future general and administrative expenses to increase in support of expanded business activities including costs associated with our marketing efforts to support our commercialization strategy for TELCYTA.

Interest income and interest expense

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2005	2004		2005	2004
	(In thousands, except percentages)
Interest income	$1,871	$591	217%	$3,248	$1,200	171%
Interest expense	(37)	(51)	(27%)	(79)	(102)	(23%)

Interest income resulted primarily from earnings on investments. Interest income increased by $1.3 million, or 217%, for the three months ended June 30, 2005 and $2.0 million, or 171%, for the six months ended June 30, 2005 compared to the same periods in 2004. The increases in the three-month and six-month periods ended June 30, 2005 were due to higher average interest rates in 2005 and higher principal balances of our investments as a result of $142.2 million in net proceeds obtained from our follow-on public offering of common stock in February 2005.

Interest expense decreased by $14,000, or 27%, for the three months ended June 30, 2005 and $23,000, or 23%, for the six months ended June 30, 2005 compared to the same periods in 2004. The decreases in interest expense were a result of no new borrowings in 2005 and payments on our lease and loan obligations. We expect interest expenditures to continue to decrease in the future as we pay down our lease and loan obligations.

Liquidity and capital resources

	2005	2004
	(In millions, except ratios)
June 30:
Cash, cash equivalents, investments and restricted cash	$238.2	$172.0
Working capital	$221.3	$139.8
Current ratio	14.1 : 1	10.3 : 1
Six months ended June 30:
Cash (used in) / provided by:
Operating activities	$(41.8)	$(29.1)
Investing activities	$(26.8)	$(2.5)
Financing activities	$142.4	$0.9
Capital expenditures (included in investing activities above)	$(1.0)	$(0.7)

Sources and Uses of Cash. Due to the significant research and development expenditures and the lack of any approved products to generate revenue, we have not been profitable and have generated operating losses since we incorporated in 1988. As such, we have funded our research and development operations through sale of equity securities, non-equity payments from corporate partners, interest earned on investments and equipment lease and loan financings. At June 30, 2005, we had available cash, cash equivalents, investments and restricted investments of $238.2 million. Our cash and investment balances are held in a variety of interest-bearing instruments including obligations of U.S. government agencies, high-grade corporate and municipal bonds, commercial paper, auction rate securities and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk.

Cash Flows from Operating Activities. Cash used in operations for the six months ended June 30, 2005 was $41.8 million compared with $29.1 million for the same period in 2004. Net loss of $41.4 million in 2005 included non-cash charges of $737,000 for depreciation and amortization. Cash used in operations was further impacted by decreases of $868,000 in accrued compensation expense due to bonus payouts and a $2.5 million decrease in accounts payable primarily due to clinical development activities. Cash outflows were offset by increases of $1.8 million in accrued clinical trial expenses related primarily to our Phase 3 clinical trials. Operating cash outflows for the same period in 2004 resulted primarily from net loss of $33.0 million including non-cash charges of $674,000 for depreciation and amortization, $93,000 for the amortization of deferred stock compensation and $138,000 related to non-cash stock based compensation to non employees. Cash used in operations in 2004 was further impacted by a decrease of $1.1 million in accrued compensation due to bonus payouts at the beginning of the year and $328,000 increase in interest receivable. Cash usage was offset by approximately $3.9 million increase in accounts payable and accrued liabilities due to Phase 3 and Phase 2 clinical trials activities.

Cash Flows from Investing Activities. Cash used in investing activities for the six months ended June 30, 2005 was $26.8 million compared with cash used in investing activities of $2.5 million for the same period in 2004. Cash used for the six months ended June 30, 2005 was primarily for $108.4 million in purchases of short-term available-for-sale investments offset by $82.6 million in sales and maturities of investments. Capital expenditures for the same period in 2005 were $1.0 million primarily for laboratory equipment, computer equipment and software purchases. Investing activities for the same period in 2004 were primarily related to the $86.8 million of sales and maturities of investments offset by $88.6 million of purchases, and $680,000 of equipment purchases.

Cash Flows from Financing Activities. Cash provided by financing activities for the six month ended June 30, 2005 was approximately $142.4 million compared with $879,000 million for the same period in 2004. Financing activities for the six months ended June 30, 2005 included approximately $142.2 million in net proceeds from our follow-on public offering of common stock completed in February. Financing activities for the same period in 2004 included approximately $627,000 in proceeds obtained through equipment loans and $754,000 in proceeds from stock option exercises and our employee stock purchase plan, offset in part by $502,000 in payments under capital leases and an equipment loan.

Working Capital. Working capital increased to $221.3 million at June 30, 2005 from $139.8 million at June 30, 2004. The increase in working capital was primarily due to proceeds from our follow-on public offering offset in part by our use of cash in operations due to the expansion of our clinical development programs and costs associated with headcount growth.

In February 2005, we completed a follow-on public offering of 8,050,000 shares of common stock, including shares issued in connection with the underwriters’ exercise in full of their over-allotment option, at a public offering price of $18.75 per share, raising net proceeds of approximately $142.2 million after deducting underwriters’ discounts and commissions, and related offering expenses.

We believe our existing cash resources and investment securities will be sufficient to support our current operating plan at least until the end of 2006. We expect the clinical development expenses as a result of our Phase 2 and Phase 3 clinical trials to consume a large portion of our existing cash resources. Changes in our research and development plans or other changes affecting our operating expenses may affect actual future consumption of existing cash resources as well. In any event, we will require substantial additional financing to fund our operations in the future. We may seek to raise any necessary additional funds through equity or debt financings, collaborative arrangements with corporate partners or other sources. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience dilution. Debt financing may subject us to restrictive covenants that may adversely affect our operations. To the extent that we raise additional capital through licensing arrangements or arrangements with collaborative partners, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize ourselves. Our future capital uses and requirements depend on numerous factors, including the following:

•	the progress and success of preclinical studies and clinical trials of our product candidates;

•	the progress and number of research programs in development;

•	the costs associated with conducting Phase 2 and Phase 3 clinical trials;

•	the costs and timing of obtaining regulatory approvals;

•	our ability to establish, and the scope of, any new collaborations;

•	our ability to meet the milestones identified in our collaborative agreements that trigger payments;

•	the costs and timing of obtaining, enforcing and defending our patent and intellectual property rights;

•	competing technological and market developments; and

•	the timing and scope of commercialization expenses for our product candidates as they approach regulatory approval.

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

Our future contractual obligations at June 30, 2005 were as follows:

	Total	2005	2006-2007	2008-2009	After 2009
	(In thousands)
Capital lease obligations	$413	$167	$246	$—	$—
Equipment loans	1,387	566	821	—	—
Operating leases	32,956	2,650	6,725	7,075	16,506

Total contractual cash obligations	$34,756	$3,383	$7,792	$7,075	$16,506

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

Due to the significant research and development expenditures required to develop our TRAP technology and identify new product candidates, and the lack of any products to generate revenue, we have not been profitable and have incurred operating losses since we were incorporated in 1988. As of June 30, 2005, we had an accumulated deficit of $279.1 million. We expect to incur losses for at least the next several years and expect that these losses will increase as we expand our research and development activities and incur significant clinical testing costs. We do not anticipate that we will generate product revenue for several years. Our losses, among other things, have caused and will cause our stockholders’ equity and working capital to decrease. To date, we have derived substantially all of our revenues, which have not been significant, from project initiation fees and research reimbursement paid pursuant to existing collaborative agreements with third parties and achievement of milestones under current collaborations. We expect that this trend will continue until we develop, and obtain regulatory approval and market acceptance of, our product candidates, if at all. We may never generate product revenue sufficient to become profitable.

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

The process of carrying out the development of our own unpartnered product candidates to later stages of development and developing other research programs to the stage that they may be partnered will require significant additional expenditures, including the expenses associated with preclinical testing, clinical trials and obtaining regulatory approval. We believe that our existing cash and investment securities will be sufficient to support our current operating plan at least until the end of 2006. Changes in our research and development plans or other changes affecting our operating expenses may affect actual future consumption of existing cash resources as well. In any event, we will require substantial additional financing to fund our operations in the future. We do not know whether additional financing will be available when needed or that, if available, we will obtain financing on terms favorable to our stockholders. As of June 30, 2005, our accumulated deficit was $279.1 million, and we expect capital outlays and operating expenditures to increase over the next several years as we expand our clinical, research and development activities. The extent of any actual increase in operating or capital spending will depend in part on the clinical success of our product candidates. If we fail to raise adequate funds on terms acceptable to us, if at all, we will not be able to continue to fund our operations, research programs, preclinical testing and clinical trials.

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

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. Some of the drugs that we are attempting to develop will have to compete with existing therapies. In addition, a large number of companies are pursuing the development of pharmaceuticals that target the same diseases and conditions that we are targeting. We face competition from pharmaceutical and biotechnology companies in the United States and abroad. Our competitors may develop new screening technologies and may utilize discovery techniques or partner with collaborators in order to develop products more rapidly or successfully than we or our collaborators are able to do.

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

Additional equity financings or other share issuances by us, including shares issued in connection with strategic alliances, could adversely affect the market price of our common stock. Sales by existing stockholders of a large number of shares of our common stock in the public market or the perception that additional sales could occur could cause the market price of our common stock to drop. As of June 30, 2005, 51,972,744 shares of our common stock were outstanding, of which 51,668,760 shares were freely tradable and 303,984 shares were transferable in accordance with certain volume, notice and manner of sale restrictions under Rule 144.

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

Our stock prices and the market prices for securities of biotechnology companies in general have been highly volatile, with recent significant price and volume fluctuations, and may continue to be highly volatile in the future. During the first half of 2005, our common stock traded between $20.12 and $13.19. You may not be able to sell your shares quickly or at the market price if trading in our stock is not active or the volume is low. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock, some of which are beyond our control:

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

As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the Securities and Exchange Commission, including expanded disclosures and accelerated reporting requirements and more complex accounting rules such as pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. Compliance with Section 404 and other requirements will increase our costs and require additional management resources. We may need to continue to implement additional finance and accounting systems, procedures and controls to satisfy new reporting requirements. While we were able to complete a favorable assessment as to the adequacy of our internal control over financial reporting for our fiscal year ending December 31, 2004, there is no assurance that we will be able to complete future favorable assessments as to the adequacy of our internal control over financial reporting. If our independent registered public accounting firm is unable to provide us with future unqualified reports as to the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our internal controls over financial reporting, which could adversely affect our stock price.

New and Potential New Accounting Pronouncements May Impact Our Future Financial Position and Results of Operations.

There may be potential new accounting pronouncements or regulatory rulings, which may have an impact on our future financial position and results of operations. In particular, on April 14, 2005, the Securities and Exchange Commission issued a rule allowing companies to implement Statement of Financial Accounting Standard No. 123R (SFAS123R) as of the beginning of their next fiscal year that begins after June 15, 2005.

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

The table below presents the principal amounts and weighted-average interest rates by year of stated maturity for our investment portfolio:

	2005	2006	2007 and Beyond	Total	Fair Value at June 30, 2005
	(In thousands, except percentages)
Available-for-sale securities	$225,446	$5,303	$—	$230,749	$230,442
Average interest rate	3.16%	3.52%	—	3.17%

Item 4.	Controls and Procedures.

Evaluation of disclosure controls and procedures. Based on our management’s evaluation (with the participation of our chief executive officer and chief financial officer), our chief executive officer and chief financial officer have concluded that, subject to limitations described below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), were effective as of June 30, 2005 to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in internal control. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 4.	Submission of Matters To a Vote of Security Holders

We held our Annual Meeting of Stockholders on May 26, 2005. The results of the voting were as follows:

1.	To approve the election of Edward W. Cantrall, Ph.D., to hold office as a director until the 2008 Annual Meeting of Stockholders.

FOR:	45,981,337	WITHHOLD:	791,568

To approve the election of Steven R. Goldring, M.D., to hold office as a director until the 2008 Annual Meeting of Stockholders.

FOR:	39,220,218	WITHHOLD:	7,552,777

2.	To ratify the selection of Ernst & Young LLP as the independent registered public accounting firm of Telik for its fiscal year ending December 31, 2005.

FOR:	45,765,292	WITHHOLD:	995,784	ABSTAIN:	11,919

BROKER NON-VOTES:	-0-

Item 5.	Other Information

On August 3, 2005, the Compensation Committee (the “Committee”) of our Board of Directors established the terms of an employee bonus plan for 2005 related to the payment of bonuses to our executive officers for services to be performed in 2005. These bonuses are designed to attract, motivate, and retain our executive officers and are based on the performance of Telik and the individual executive officer as determined by our Board of Directors or the Committee.

The plan provides for the payment to each executive officer of a bonus ranging from 0% to 150% of such executive officer’s base salary. The amount of the bonus, if any, will be determined by the Committee based on the Committee’s assessment of the achievement of specified corporate objectives in 2005, including the completion of milestones relating to the progress of our clinical trials, planning and commercialization initiatives, corporate financial objectives, and clinical research and development programs, as well as the achievement of individual performance goals.

The actual bonuses payable for 2005, if any, will vary depending upon the extent to which actual performance meets, exceeds, or falls short of the corporate objectives and any individual goals, and upon the level of our then current or anticipated cash reserves.

Our Board of Directors or the Committee reserve the right to modify the corporate or individual performance criteria based on business, financial and operational changes that may occur during the year.

Item 6.	Exhibits

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (1)

4.1	Specimen Stock Certificate. (1)

4.2	Amended and Restated Registration Rights Agreement, dated March 31, 2000, between Telik and holders of Telik’s Series B, Series E, Series F, Series G, Series H, Series I, Series J and Series K preferred stock. (1)

4.3	Right Agreement dated November 2, 2001, by and between Telik and Wells Fargo Bank Minnesota, N.A., replaced by EquiServe Trust Company, N.A., as Rights Agent. (2)

4.4	Registrant’s Certificate of Designation of Series A Junior Participating Preferred Stock. (2)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on April 4, 2000, as amended (File No. 333-33868).

(2)	Incorporated by reference to exhibits to our Current Report on Form 8-K dated November 2, 2001 filed on November 5, 2001 (File No. 000-31265).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELIK, INC.

/s/ CYNTHIA M. BUTITTA
Cynthia M. Butitta
Chief Operating Officer and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date: August 4, 2005

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (1)

4.1	Specimen Stock Certificate. (1)

4.2	Amended and Restated Registration Rights Agreement, dated March 31, 2000, between Telik and holders of Telik’s Series B, Series E, Series F, Series G, Series H, Series I, Series J and Series K preferred stock. (1)

4.3	Right Agreement dated November 2. 2001, by and between Telik and Wells Fargo Bank Minnesota, N.A., replaced by EquiServe Trust Company, N.A., as Rights Agent. (2)

4.4	Registrant’s Certificate of Designation of Series A Junior Participating Preferred Stock. (2)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on April 4, 2000, as amended (File No. 333-33868).

(2)	Incorporated by reference to exhibits to our Current Report on Form 8-K dated November 2, 2001 filed on November 5, 2001 (File No. 000-31265).