Form 10-Q
period 2005-09-30
TELIK INC
filed 2005-11-08
CIK 1109196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class: Common Stock $0.01 par value	Outstanding at October 31, 2005: 52,024,897 shares

TELIK, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

TELIK, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2005	December 31, 2004
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$110,635	$56,221
Short-term investments	106,683	80,630
Other receivables	701	517
Prepaids and other current assets	2,065	1,640

Total current assets	220,084	139,008

Property and equipment, net	5,308	5,269
Restricted investments	1,796	1,796
Other assets	154	60

Total assets	$227,342	$146,133

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,699	$4,697
Accrued clinical trials costs	9,557	7,719
Accrued compensation	3,010	3,349
Accrued liabilities	1,095	529
Deferred revenue	—	19
Current portion of capital leases and equipment loans	1,085	1,339

Total current liabilities	16,446	17,652

Non-current portion of capital leases and equipment loans	286	1,029
Other liabilities	—	1,108

Commitments
Stockholders’ equity:
Preferred stock, $0.01 par value: 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; shares issued and outstanding: 52,024,633 at September 30, 2005 and 43,832,529 at December 31, 2004	520	438
Additional paid-in capital	507,513	363,872
Accumulated other comprehensive loss	(372)	(218)
Accumulated deficit	(297,051)	(237,748)

Total stockholders’ equity	210,610	126,344

Total liabilities and stockholders’ equity	$227,342	$146,133

See accompanying Notes to Condensed Financial Statements.

TELIK, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Contract revenue from collaborations	$—	$44	$19	$119

Operating costs and expenses:
Research and development	17,057	14,250	55,858	43,063
General and administrative	2,772	2,551	8,534	7,904

Total operating costs and expenses	19,829	16,801	64,392	50,967

Loss from operations	(19,829)	(16,757)	(64,373)	(50,848)

Interest income	1,930	746	5,178	1,946
Interest expense	(29)	(51)	(108)	(153)

Net loss	$(17,928)	$(16,062)	(59,303)	$(49,055)

Basic and diluted net loss per common share	$(0.34)	$(0.37)	$(1.16)	$(1.12)

Shares used to calculate basic and diluted net loss per common share	51,995	43,714	50,986	43,675

See accompanying Notes to Condensed Financial Statements.

TELIK, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(59,303)	$(49,055)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,135	1,018
Amortization of deferred stock compensation	—	93
Stock options granted to non-employees	—	197
Changes in assets and liabilities:
Other receivables	(184)	(288)
Prepaid expenses and other current assets	(425)	(379)
Accounts payable	(2,998)	364
Accrued clinical trials, compensation and other liabilities	863	1,266
Deferred revenue	(19)	38

Net cash used in operating activities	(60,931)	(46,746)

Cash flows from investing activities:
Purchases of investments	(130,928)	(109,782)
Sales of investments	72,750	122,435
Maturities of investments	31,971	30,215
Purchases of property and equipment	(1,174)	(1,000)

Net cash provided by (used) in investing activities	(27,381)	41,868

Cash flows from financing activities:
Proceeds from equipment loans	—	1,091
Principal payments under capital leases and equipment loans	(997)	(805)
Proceeds from issuance of common stock	143,723	1,486

Net cash provided by financing activities	142,726	1,772

Net increase (decrease) in cash and cash equivalents	54,414	(3,106)
Cash and cash equivalents at beginning of period	56,221	76,851

Cash and cash equivalents at end of period	$110,635	$73,745

Supplementary information:
Interest paid	$108	$153

See accompanying Notes to Condensed Financial Statements.

TELIK, INC.

Notes to Condensed Financial Statements

(Unaudited)

1. Basis of presentation and summary of significant accounting policies

We have prepared the accompanying financial statements in accordance with U.S. generally accepted accounting principles , or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We believe all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or any other period. The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date. You should read these financial statements and notes in conjunction with our audited financial statements for the year ended December 31, 2004, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2005.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands)
Net loss – as reported	$(17,928)	$(16,062)	$(59,303)	$(49,055)
Add: Stock-based employee compensation included in reported net loss	—	—	—	93
Deduct: Total stock-based employee compensation expense under the fair value based method for all awards	(5,194)	(3,441)	(14,887)	(11,182)

Net loss – pro forma	$(23,122)	$(19,503)	$(74,190)	$(60,144)

Basic and diluted net loss per common share – as reported	$(0.34)	$(0.37)	$(1.16)	$(1.12)

Basic and diluted net loss per common share – pro forma	$(0.44)	$(0.45)	$(1.46)	$(1.38)

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

	Stock Option Plans		Stock Purchase Plan
	Three Months Ended September 30,		Three Months Ended September 30,
	2005	2004	2005	2004
Expected stock price volatility	65.3%	70.3%	65.3%	78.5%
Risk-free interest rate	3.88%	3.50%	3.85%	1.51%
Expected life (in years)	5.01	5.02	1.22	1.58
Expected dividend yield	—	—	—	—

	Stock Option Plans		Stock Purchase Plan
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Expected stock price volatility	67.1%	71.6%	67.5%	78.9%
Risk-free interest rate	3.86%	3.09%	3.18%	1.34%
Expected life (in years)	5.03	5.07	1.26	1.33
Expected dividend yield	—	—	—	—

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

In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards 123R (SFAS 123R), “Share-Based Payment,” effective beginning after June 15, 2005. SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and will require companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments including stock options and stock issued under our employee stock purchase plans. In April 2005, the Securities and Exchange Commission issued a rule allowing companies to implement SFAS 123R as of the beginning of their next fiscal year that begins after June 15, 2005. We will be required to implement SFAS 123R beginning January 1, 2006. Our adoption will be applied on a modified prospective basis and measured and recognized on January 1, 2006. We are currently evaluating option valuation methodologies and assumptions in light of SFAS 123R, and therefore cannot estimate the impact of our adoption at this time. These methodologies and assumptions may be different than those currently employed by us in applying SFAS 123 as outlined in our “Stock-based Compensation” section above. We expect that our adoption of SFAS 123R will have a material impact on our financial statements and results of operations.

2. Comprehensive loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes changes in unrealized gains (losses) on investments. Comprehensive loss for the three and nine months ended September 30, 2005 and 2004 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands)
Net loss	$(17,928)	$(16,062)	$(59,303)	$(49,055)
Changes in unrealized gains (losses) on investments	(65)	74	(154)	(157)

Comprehensive loss	$(17,993)	$(15,988)	$(59,457)	$(49,212)

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

Outstanding options to purchase an aggregate of 8,371,771 and 6,397,285 shares of our common stock for the nine months ending September 30, 2005 and 2004 were excluded from diluted net loss per common share calculations because inclusion of such options would have an anti-dilutive effect on losses in these periods.

4. Cash, cash equivalents, investments and restricted investments

The following is a summary of cash and cash equivalents, investments and restricted investments:

	September 30, 2005
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Certificate of deposits	$1,796	$—	$—	$1,796
Corporate notes	43,160	—	(18)	43,142
Commercial paper	101,433	—	(15)	101,418
Government notes	63,880	—	(339)	63,541
Cash and money market funds	9,217	—	—	9,217

Total	$219,486	$—	$(372)	$219,114

Reported as:
Cash and cash equivalents				$110,635
Short term investments				106,683
Restricted investments				1,796

Total				$219,114

	December 31, 2004
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Certificate of deposits	$1,796	$—	$—	$1,796
Corporate notes	29,146	—	(32)	29,114
Commercial paper	47,213	—	(1)	47,212
Government notes	53,699	6	(191)	53,514
Cash and money market funds	7,011	—	—	7,011

Total	$138,865	$6	$(224)	$138,647

Reported as:
Cash and cash equivalents				$56,221
Short term investments				80,630
Restricted investments				1,796

Total				$138,647

The net realized gains on sales of available-for-sale investments were not material for the nine months ended September 30, 2005 and 2004. Realized gains and losses were calculated based on the specific identification method.

The following is a summary of the cost and estimated fair value of available-for-sale securities at September 30, 2005 and December 31, 2004, classified by stated maturity date of the security:

	September 30, 2005		December 31, 2004
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Mature in less than one year	$167,963	$167,747	$105,964	$105,762
Mature in one to three years	20,760	20,604	1,744	1,728
Mature in over three years	19,750	19,750	22,350	22,350

Total	$208,473	$208,101	$130,058	$129,840

5. Property and equipment, net

Property and equipment consisted of the following:

	September 30, 2005	December 31, 2004
	(in thousands)
Computer and lab equipment	$6,926	$6,476
Capitalized software	547	—
Office furniture and fixtures	410	337
Leasehold improvements	3,219	3,196

	11,102	10,009
Less accumulated depreciation and amortization	(5,794)	(4,740)

Property and equipment, net	$5,308	$5,269

Depreciation expense relating to our property and equipment for the three and nine months ending September 30, 2005 was $383,000 and $1.1 million. For the same periods in 2004 our depreciation expense was $344,000 and $1.0 million. We capitalized $547,000 of computer software costs as of September 30, 2005 of which approximately $15,000 was amortized for the same period.

We record the costs of computer software in accordance with AICPA Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” SOP 98-1 requires that certain internal-use computer software costs be capitalized and amortized over the useful life of the asset.

6. Capital leases and equipment loans

At September 30, 2005, there were no draws available under our Master Lease and Master Security credit facilities of approximately $2.5 million. The lease and credit facilities, secured by equipment and tenant improvements and bearing annual interest rates between 4.3% and 11.5%, were fully utilized by the end of 2003. Pursuant to the terms of these credit facilities, we are required to maintain a balance of cash and investments of at least $20.5 million. In the event our cash and investments balance falls below $20.5 million, we are obligated to provide the lessor with a continuing irrevocable letter of credit from a financial institution acceptable to the lessor in an amount equal to 100% of the outstanding balance of all indebtedness and loans. We were in compliance with the financial covenants at September 30, 2005.

Draws under our Loan and Security Agreement credit facility at September 30, 2005 totaled approximately $1.5 million, bearing annual interest rates between 5.91% and 6.98%. The credit facility was fully utilized as of July 2004. Pursuant to the terms of the credit facility, we are required to maintain a balance of cash and investments with the lender of at least $5.0 million. We were in compliance with this financial requirement at September 30, 2005.

As of September 30, 2005, future payments under capital leases and loans were as follows:

	Capital Leases	Loans	Total
	(in thousands)
2005	$75	$273	$348
2006	264	673	937
2007	—	148	148

Total	$339	$1,094	$1,433

Less amount representing interest			62

Present value of future payments			$1,371

Reported as current portion			$1,085

Non-current portion			$286

7. Follow-on public offering

In April 2004, we filed a registration statement on Form S-3 to offer and sell, from time to time, equity securities in one or more offerings up to a total amount of $200 million. On February 2, 2005, we sold 7,000,000 shares of common stock at a public offering price of $18.75 per share in an underwritten public offering pursuant to this registration statement. On February 9, 2005, the underwriters fully exercised their option to purchase 1,050,000 shares of our common stock from us to cover over-allotments. We received approximately $142.2 million in net proceeds after deducting underwriting discounts and commissions and related offering expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Statements of Expected Future Performance

This Quarterly Report on Form 10-Q contains statements indicating expectations about future performance and other forward-looking statements that involve risks and uncertainties. We usually use words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “future,” “intend,” “potential,” or “continue” or the negative of these terms or similar expressions to identify forward-looking statements. These statements appear throughout this Quarterly Report on Form 10-Q and are statements regarding our current intent, belief or expectation, primarily with respect to our operations and related industry developments. Examples of these statements include, but are not limited to, statements regarding the following: the implications of positive interim results of our Phase 2 clinical trials, the progress of our research programs, including clinical testing, the extent to which our issued and pending patents may protect our products and technology, our ability to identify new product candidates using TRAP technology (our proprietary Target-Related Affinity Profiling technology), the potential of such product candidates to lead to the development of safer or more effective therapies, our ability to develop the technology derived from our collaborations, our anticipated timing for filing additional Investigational New Drug applications, or INDs, with the Food and Drug Administration, or FDA, or for the initiation or completion of Phase 1, Phase 2 or Phase 3 clinical trials for any of our product candidates, our future operating expenses, our future losses, our future expenditures for research and development and the sufficiency of our cash resources. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in the section of this Item 2 titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

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

Overview

Telik is engaged in the discovery, development and commercialization of small molecule drugs. We have incurred net losses since inception and expect to incur substantial and increasing losses for the next several years as we expand our research and development activities and move our product candidates into later stages of development. As of September 30, 2005, we had an accumulated deficit of $297.1 million.

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

Clinical Status

TELCYTA, our lead product candidate, is a small molecule tumor-activated cancer product candidate that we are evaluating initially to treat cancers that are resistant to standard chemotherapy drugs. We have three on-going Phase 3 registration trials with TELCYTA. The first Phase 3 clinical trial (ASSIST-1) is for the treatment of advanced ovarian cancer. The second Phase 3 clinical trial (ASSIST-2) is for the treatment of advanced non-small cell lung cancer. Enrollment is complete for the first and second Phase 3 clinical trials. The third Phase 3 clinical trial (ASSIST-3) is evaluating TELCYTA in combination with carboplatin for the treatment of second-line platinum resistant or refractory ovarian cancer.

In addition, in 2004 we initiated two Phase 2 clinical trials of TELCYTA for the treatment of Stage IIIb or IV non-small cell lung cancer for patients who have not previously received chemotherapy. One clinical trial is in combination with cisplatin, and the other clinical trial is in combination with carboplatin and paclitaxel. Platinum and taxane-based drug combinations are the current standard for the front-line chemotherapy of lung and ovarian cancer. In July 2005, we reported positive interim data from the clinical study evaluating the triplet combination of TELCYTA with carboplatin and paclitaxel in the first line treatment of advanced non-small cell lung cancer, or NSCLC, at the Eleventh World Conference on Lung Cancer in Barcelona. In the trial, a 58% objective response rate (by the National Cancer Institute’s Response Evaluation Criteria in Solid Tumors, or RECIST) and a 92% disease stabilization rate were observed at an interim analysis and the regimen was generally well tolerated. At the conference we updated the interim data originally reported at the annual meeting of the American Society of Clinical Oncology in May 2005 for the clinical study evaluating TELCYTA in combination with cisplatin for patients with NSCLC. In this trial a 32% objective response rate (by RECIST) and an 88% disease stabilization rate were observed. Enrollment in this trial is complete.

TELINTRA, our second product candidate, is a small molecule bone marrow stimulant that we are developing for the treatment of blood disorders associated with low blood cell levels, such as neutropenia or anemia. Our Phase 2 clinical trial in patients with myelodysplastic syndrome, or MDS, a pre-leukemic condition, is on-going and has not identified a dose limiting toxicity. MDS is a disease characterized by defects in the blood-producing cells of the bone marrow, in which low blood cell levels occur. We presented positive interim data at the American Society of Hematology annual meeting in December 2004. In this interim analysis, clinically significant improvement was observed across all major subtypes and in all blood cell lineages. TELINTRA was well-tolerated in this predominantly elderly patient population. Enrollment in this trial is on-going.

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

Research and development expenses

Our research and development expenses include salaries and benefits costs, fees for contractors, consultants and third-party contract research organizations and an allocation of facility and administrative costs. Research and development expenses consist of costs incurred for drug development, clinical supply manufacturing, clinical development activities, discovery research, screening and identification of product candidates, and preclinical studies. All such costs are charged to research and development expenses as incurred.

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

Results of operations

Revenues

	Three months ended September 30,		%	Nine months ended September 30,		%
	2005	2004	Change	2005	2004	Change
	(in thousands, except percentages)
Revenues	$—	$44	(100%)	$19	$119	(84%)

Revenues in 2005 and 2004 resulted from our collaborative agreement with Hoffman La-Roche, Inc., or Roche. As a result of the completion of our Roche compound identification revenue amortization in March 2005, we recorded no revenue for the three months ended September 30, 2005 and reported a $100,000 reduction in revenue for the nine months ended September 30, 2005 compared to the same periods in 2004.

We expect near-term revenues to fluctuate primarily depending upon the extent to which we enter into new collaborative research agreements and the amounts of payments that we receive under such agreements.

Research and development expenses

Research and development expenses for the three months ended September 30, 2005 and 2004 were $17.1 million and $14.3 million. Research and development expenses for the nine months ended September 30, 2005 and 2004 were $55.9 million and $43.1 million. Our research and development activities consist primarily of drug development, clinical supply manufacturing, clinical activities, discovery research, screening and identification of product candidates and preclinical studies. We group these activities into two major categories: “research and preclinical” and “clinical development.”

The approximate costs associated with research and preclinical and clinical development activities were as follows:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2005	2004	Change	2005	2004	Change
	(in thousands, except percentages)
Research and preclinical	$4,255	$3,913	9%	$13,489	$12,071	12%
Clinical development	12,802	10,337	24%	42,369	30,992	37%

Total research and development	$17,057	$14,250	20%	$55,858	$43,063	30%

The increase of 20%, or $2.8 million, in research and development expenses for the three months ended September 30, 2005 compared to the same period in 2004 was principally due to the increased costs for the following:

•	Clinical Development

•	approximately $1.4 million due to the expansion of the clinical development programs for TELCYTA and TELINTRA; and

•	Other expenses

•	approximately $1.4 million associated with headcount growth and increased expenses to support clinical activities.

The increase of 30%, or $12.8 million, in research and development expenses for the nine months ended September 30, 2005 compared to the same period in 2004 was principally due to the increased costs for the following:

•	Clinical Development

•	approximately $8.4 million due to the expansion of the clinical development programs for TELCYTA, in particular with our ASSIST-2 and ASSIST-3 clinical trials, and TELINTRA; and

•	Other expenses

•	approximately $4.4 million associated with headcount growth and increased expenses to support clinical activities.

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

Product	Description	Phase of Development	Estimated or Actual Completion of Enrollment	Related R&D Expenses Nine Months Ended September 30,
				2005	2004
				(in thousands)
TELCYTA				$40,454	$29,967
	Ovarian	Phase 3	2005
	Non-small cell lung	Phase 3	2005
	Ovarian, 2nd line	Phase 3	2005
	Combination (with other drugs)	Phase 2	2005
	Ovarian	Phase 2	2004
	Lung	Phase 2	2004
	Breast	Phase 2	2004

TELINTRA	Myelodysplastic syndrome	Phase 1/2	2005	3,518	2,799
Other (1)				11,886	10,297

Total research and development expense				$55,858	$43,063

(1)	“Other” constitutes research and development activities performed by our Chemistry, Biology, preclinical and Quality Assurance departments as these costs cannot be allocated to any individual project.

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

General and administrative expenses

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2005	2004	Change	2005	2004	Change
	(in thousands, except percentages)
General and administrative	$2,772	$2,551	9%	$8,534	$7,904	8%

The increase in general and administrative expenses of $221,000 and $630,000 in the three and nine months ended September 30, 2005 compared to the same periods in 2004 was primarily due to increased expenses necessary to manage the growth of our operations, including costs associated with headcount growth.

We expect future general and administrative expenses to increase in support of expanded business activities, including costs associated with our marketing efforts to support our commercialization strategy for TELCYTA.

Interest income and interest expense

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2005	2004	Change	2005	2004	Change
	(in thousands, except percentages)
Interest income	$1,930	$746	159%	$5,178	$1,946	166%
Interest expense	(29)	(51)	(43%)	(108)	(153)	(29%)

Interest income resulted primarily from earnings on investments. Interest income increased by $1.2 million for the three months ended September 30, 2005 and $3.2 million for the nine months ended September 30, 2005 compared to the same periods in 2004. The increases in the three-month and nine-month periods ended September 30, 2005 were due to higher average interest rates in 2005 and higher principal balances of our investments as a result of $142.2 million in net proceeds obtained from our follow-on public offering of common stock in February 2005.

Interest expense decreased by $22,000 for the three months ended September 30, 2005 and $45,000 for the nine months ended September 30, 2005 compared to the same periods in 2004. The decreases in interest expense were a result of no new borrowings in 2005 and declining interest payments on our lease and loan obligations. We expect interest expenditures to continue to decrease in the future as we pay down our lease and loan obligations.

Liquidity and capital resources

	2005	2004
	(in millions, except ratios)
September 30:
Cash, cash equivalents, investments and restricted cash	$219.1	$155.0
Working capital	$203.6	$123.2
Current ratio	13.4 : 1	10.1 : 1

Nine months ended September 30:
Cash (used in) / provided by:
Operating activities	$(60.9)	$(46.7)
Investing activities	$(27.4)	$41.9
Financing activities	$142.7	$1.8
Capital expenditures (included in investing activities above)	$(1.2)	$(1.0)

Sources and Uses of Cash. Due to the significant research and development expenditures and the lack of any approved products to generate revenue, we have not been profitable and have generated operating losses since we incorporated in 1988. As such, we have funded our research and development operations through sale of equity securities, non-equity payments from corporate partners, interest earned on investments and equipment lease and loan financings. At September 30, 2005, we had available cash, cash equivalents, investments and restricted investments of $219.1 million. Our cash and investment balances are held in a variety of interest-bearing instruments including obligations of U.S. government agencies, high-grade corporate and municipal bonds, commercial paper, auction rate securities and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk.

Cash Flows from Operating Activities. Cash used in operations for the nine months ended September 30, 2005 was $60.9 million compared with $46.7 million for the same period in 2004. Net loss of $59.3 million in 2005 included non-cash charges of $1.1 million for depreciation and amortization. Cash used in operations was further impacted by an increase of $425,000 in prepaid expenses mainly due to annual insurance premiums paid in the quarter ending September 30, 2005, approximately $3.0 million decrease in accounts payable primarily due to payment of clinical development activities and $1.5 million repayments to our landlord for leasehold improvements financed by them. Cash outflows in 2005 were offset by increases of $1.8 million in accrued clinical trial expenses related primarily to our Phase 3 clinical trials. Operating cash outflows for the same period in 2004 resulted primarily from net loss of $49.1 million including non-cash charges of $1.0 million for depreciation and amortization, $93,000 for the amortization of deferred stock compensation and $197,000 related to non-cash stock based compensation to non-employees. Cash used in operations in 2004 was further impacted by a decrease of $785,000 in accrued compensation due to bonus payouts at the beginning of the year, $288,000 in interest and other receivables and $379,000 in prepaid expenses related to annual insurance premiums. Cash usage in 2004 was offset by an increase of approximately $1.6 million in accounts payable and accrued liabilities primarily due to Phase 3 and Phase 2 clinical trials activities.

Cash Flows from Investing Activities. Cash used in investing activities for the nine months ended September 30, 2005 was $27.4 million compared with cash provided by investing activities of $41.9 million for the same period in 2004. Cash used for the nine months ended September 30, 2005 was primarily for $130.9 million in purchases of short-term available-for-sale investments offset by $104.7 million in sales and maturities of investments. Capital expenditures for the same period in 2005 were $1.2 million primarily for laboratory equipment, computer equipment and software purchases. Investing activities for the same period in 2004 were primarily related to the $42.9 million provided by net purchases, sales and maturities of investments and $1.0 million of equipment purchases.

Cash Flows from Financing Activities. Cash provided by financing activities for the nine months ended September 30, 2005 was approximately $142.7 million compared with $1.8 million for the same period in 2004. Financing activities for the nine months ended September 30, 2005 included approximately $142.2 million in net proceeds from our follow-on public offering of common stock completed in February offset by $997,000 in pay down of capital leases and equipment loans. Financing activities for the same period in 2004 included approximately $1.1 million in proceeds obtained through equipment loans and $1.5 million in proceeds from stock option exercises and our employee stock purchase plan, offset in part by $805,000 in payments under capital leases and an equipment loan.

Working Capital. Working capital increased to $203.6 million at September 30, 2005 from $123.2 million at September 30, 2004. The increase in working capital was primarily due to proceeds from our follow-on public offering offset in part by our use of cash in operations due to the expansion of our clinical development programs and costs associated with headcount growth.

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

We believe our existing cash and investment securities will be sufficient to support our current operating plan at least until the end of 2006. We expect the clinical development expenses as a result of our Phase 2 and Phase 3 clinical trials to consume a large portion of our existing cash resources. Changes in our research and development plans or other changes affecting our operating expenses may affect actual future consumption of existing cash resources as well. In any event, we will require substantial additional financing to fund our operations in the future. We may seek to raise any necessary additional funds through equity or debt financings, collaborative arrangements with corporate partners or other sources. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience dilution. Debt financing may subject us to restrictive covenants that may adversely affect our operations. To the extent that we raise additional capital through licensing arrangements or arrangements with collaborative partners, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize ourselves. Our future capital uses and requirements depend on numerous factors, including the following:

•	the progress and success of clinical trials of our product candidates and preclinical studies;

•	the progress and number of research programs in development;

•	the costs associated with conducting Phase 2 and Phase 3 clinical trials;

•	the costs and timing of obtaining regulatory approvals;

•	our ability to establish, and the scope of, any new collaborations;

•	our ability to meet the milestones identified in our collaborative agreements that trigger payments;

•	the costs and timing of obtaining, enforcing and defending our patent and intellectual property rights;

•	competing technological and market developments; and

•	the timing and scope of commercialization expenses for our product candidates as they approach regulatory approval.

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

Our future contractual obligations at September 30, 2005 were as follows:

	Total	2005	2006-2007	2008-2009	After 2009
	(in thousands)
Capital lease obligations	$339	$75	$264	$—	$—
Equipment loans	1,094	273	821	—	—
Operating leases	31,630	1,324	6,725	7,075	16,506

Total contractual cash obligations	$33,063	$1,672	$7,810	$7,075	$16,506

We have a contractual obligation under the terms of our manufacturing supply agreement with Organichem Corporation, under which we are obligated to purchase a significant percentage of our United States requirements for the active ingredient in TELCYTA for a number of years. We have agreed on a pricing schedule for such supply, which will be subject to future renegotiation after a defined time period.

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

Due to the significant research and development expenditures required to develop our TRAP technology and identify new product candidates, and the lack of any products to generate revenue, we have not been profitable and have incurred operating losses since we were incorporated in 1988. As of September 30, 2005, we had an accumulated deficit of $297.1 million. We expect to incur losses for at least the next several years and expect that these losses will increase as we expand our research and development activities and incur significant clinical testing costs. We do not anticipate that we will generate product revenue for several years. Our losses, among other things, have caused and will cause our stockholders’ equity and working capital to decrease. To date, we have derived substantially all of our revenues, which have not been significant, from project initiation fees and research reimbursement paid pursuant to existing collaborative agreements with third parties and achievement of milestones under current collaborations. We expect that this trend will continue until we develop, and obtain regulatory approval and market acceptance of, our product candidates, if at all. We may never generate product revenue sufficient to become profitable.

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

TELCYTA has to date been evaluated in Phase 1 and Phase 2 clinical trials. We initiated a Phase 3 registration trial of TELCYTA in ovarian cancer in the first quarter of 2003, a Phase 3 registration trial of TELCYTA in non-small cell lung cancer in March 2004 and a Phase 3 registration trial of TELCYTA in combination with carboplatin versus Doxil as second-line therapy in platinum refractory or resistant ovarian cancer in December 2004. These clinical trials test TELCYTA against a control arm consisting of currently established standard drug treatments for these cancers. Changes in standards of care during our Phase 3 clinical trials may cause us to, or the FDA may require us to, perform additional clinical testing of TELCYTA against a different control arm prior to filing a New Drug Application, or NDA, for marketing approval. Our short-term success depends to a significant extent on the outcome of these trials. If the results of one or more of these trials do not demonstrate sufficient efficacy to support our NDA, then our business may suffer.

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

The process of carrying out the development of our own unpartnered product candidates to later stages of development and developing other research programs to the stage that they may be partnered will require significant additional expenditures, including the expenses associated with preclinical testing, clinical trials and obtaining regulatory approval. We believe that our existing cash and investment securities will be sufficient to support our current operating plan at least until the end of 2006. Changes in our research and development plans or other changes affecting our operating expenses may affect actual future consumption of existing cash resources as well. In any event, we will require substantial additional financing to fund our operations in the future. We do not know whether additional financing will be available when needed or that, if available, we will obtain financing on terms favorable to our stockholders. As of September 30, 2005, our accumulated deficit was $297.1 million, and we expect capital outlays and operating expenditures to increase over the next several years as we expand our clinical, research and development activities. The extent of any actual increase in operating or capital spending will depend in part on the clinical success of our product candidates. If we fail to raise adequate funds on terms acceptable to us, if at all, we will not be able to continue to fund our operations, research programs, preclinical testing and clinical trials.

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

Before receiving FDA clearance to market a product, we or our collaborators must demonstrate that the product candidate is safe and effective in the patient population that will be treated. Negative or inconclusive results or adverse medical events during a clinical trial could cause a clinical trial to be repeated, a program to be terminated and could delay approval. We typically rely on third-party clinical investigators to conduct our clinical trials and other third-party organizations to perform data collection and analysis. As a result, we may face additional delaying factors outside our control. In addition, we may encounter delays or rejections based upon additional government regulation from future legislation or administrative action or changes in FDA policy or interpretation during the period of product development, clinical trials and FDA regulatory review. Failure to comply with applicable FDA or other applicable regulatory requirements may result in criminal prosecution, civil penalties, recall or seizure of products, total or partial suspension of production or injunction, as well as other regulatory action. We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approval.

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

We are currently dependent on a single source of supply of the active ingredient in TELCYTA, Organichem Corporation. While we have entered into an agreement with, and are working to qualify, an additional supplier, there is no certainty this will occur. We currently depend upon two sources for the drug product manufacture of TELCYTA.

We currently depend upon two sources of supply for clinical quantities of the active ingredient in TELINTRA. We depend upon a single source of supply for key excipients used in the manufacture of TELINTRA, Lipoid GmbH. While we are evaluating potential alternative sources of these materials, we have no such alternative sources that are immediately available. We currently depend upon two sources for the drug product manufacture of TELINTRA. While we have entered into an agreement with, and are working to qualify, an additional drug product manufacturer, there is no certainty this will occur.

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

Provisions of our amended and restated certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it more difficult for a third-party to acquire us, even if doing so would be beneficial to our stockholders. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team. These provisions include:

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

Additional equity financings or other share issuances by us, including shares issued in connection with strategic alliances, could adversely affect the market price of our common stock. Sales by existing stockholders of a large number of shares of our common stock in the public market or the perception that additional sales could occur could cause the market price of our common stock to drop. As of September 30, 2005, 52,024,633 shares of our common stock were outstanding, of which 51,720,534 shares were freely tradable and 304,099 shares were transferable in accordance with certain volume, notice and manner of sale restrictions under Rule 144 of the Securities Act of 1933.

If we do not progress in our programs as anticipated, our stock price could decrease.

For planning purposes, we estimate the timing of a variety of clinical, regulatory and other milestones, such as when a certain product candidate will enter clinical development, when a clinical trial will be completed or when an application for regulatory approval will be filed. Some of our estimates are included in this quarterly report. Our estimates are based on present facts and a variety of assumptions. Many of the underlying assumptions are outside of our control. If milestones are not achieved when we estimated that they would be, investors could be disappointed, and our stock price may decrease.

Our stock price may be volatile, and you may not be able to resell your shares at or above your purchase price.

Our stock prices and the market prices for securities of biotechnology companies in general have been highly volatile, with recent significant price and volume fluctuations, and may continue to be highly volatile in the future. During the first nine months of 2005, our common stock traded between $20.12 and $13.19. You may not be able to sell your shares quickly or at the market price if trading in our stock is not active or the volume is low. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock, some of which are beyond our control:

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

We may need to implement additional finance and accounting systems, procedures and controls to satisfy recently changed reporting requirements.

As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the Securities and Exchange Commission, including expanded disclosures and accelerated reporting requirements and more complex accounting rules such as pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. Compliance with Section 404 and other requirements will increase our costs and require additional management resources. We need to continue to implement additional finance and accounting systems, procedures and controls to satisfy recently changed reporting requirements. While we were able to complete a favorable assessment as to the adequacy of our internal control over financial reporting for our fiscal year ended December 31, 2004, there is no assurance that we will be able to complete future favorable assessments as to the adequacy of our internal control over financial reporting. If our independent registered public accounting firm is unable to provide us with future unqualified reports as to the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our internal control over financial reporting, which could adversely affect our stock price.

New and Potential New Accounting Pronouncements May Impact Our Future Financial Position and Results of Operations.

There may be potential new accounting pronouncements or regulatory rulings, which may have an impact on our future financial position and results of operations. In particular, on April 14, 2005, the Securities and Exchange Commission issued a rule allowing companies to implement Statement of Financial Accounting Standard No. 123R, “Share Based Payments”, (SFAS123R) as of the beginning of their next fiscal year that begins after June 15, 2005. We will be required to implement SFAS 123R beginning January 1, 2006. Our adoption will be applied on a modified prospective basis and compensation expense related to share base payments measured and recognized on January 1, 2006. We are currently evaluating option valuation methodologies and assumptions in light of SFAS 123R, and therefore cannot estimate the impact of our adoption at this time. These methodologies and assumptions may be different than those currently employed by us in applying SFAS 123 as outlined in our “Stock-based Compensation” section of our Notes to Condensed Financial Statements. We expect that our adoption of SFAS 123R will have a material impact on our financial statements and results of operations.

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

The table below presents the principal amounts and weighted-average interest rates by year of stated maturity for our investment portfolio:

	2005	2006	2007 and Beyond	Total	Fair Value at September 30, 2005
	(in thousands, except percentages)
Available-for-sale securities	$194,194	$14,279	$—	$208,473	$208,101
Average interest rate	3.58%	3.72%	—	3.59%

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures. Based on our management’s evaluation (with the participation of our chief executive officer and chief financial officer), our chief executive officer and chief financial officer have concluded that, subject to limitations described below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), were effective as of September 30, 2005 to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in internal control. In July 2005, we implemented a company-wide Enterprise Resource Planning, or ERP, system to replace our then existing financial system. As a result of the ERP system implementation, we have made changes to the design of our internal controls, including the automation of certain controls, as a complement to our existing overall program of internal control over financial reporting through the quarterly period ended September 30, 2005. There were no other changes in our internal control over financial reporting during this quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 6. Exhibits

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (1)

4.1	Specimen Stock Certificate. (1)

4.2	Amended and Restated Registration Rights Agreement, dated March 31, 2000, between Telik and holders of Telik’s Series B, Series E, Series F, Series G, Series H, Series I, Series J and Series K preferred stock. (1)

4.3	Right Agreement dated November 2, 2001, by and between Telik and Wells Fargo Bank Minnesota, N.A., replaced by EquiServe Trust Company, N.A., as Rights Agent. (2)

4.4	Registrant’s Certificate of Designation of Series A Junior Participating Preferred Stock. (2)

10.1	Terms of Employee Bonus Plan for 2005.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on April 4, 2000, as amended (File No. 333-33868).
(2)	Incorporated by reference to exhibits to our Current Report on Form 8-K dated November 2, 2001 filed on November 5, 2001 (File No. 000-31265).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELIK, INC.

/s/ CYNTHIA M. BUTITTA
Cynthia M. Butitta
Chief Operating Officer and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: November 8, 2005

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (1)

4.1	Specimen Stock Certificate. (1)

4.2	Amended and Restated Registration Rights Agreement, dated March 31, 2000, between Telik and holders of Telik’s Series B, Series E, Series F, Series G, Series H, Series I, Series J and Series K preferred stock. (1)

4.3	Right Agreement dated November 2. 2001, by and between Telik and Wells Fargo Bank Minnesota, N.A., replaced by EquiServe Trust Company, N.A., as Rights Agent. (2)

4.4	Registrant’s Certificate of Designation of Series A Junior Participating Preferred Stock. (2)

10.1	Terms of Employee Bonus Plan for 2005.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on April 4, 2000, as amended (File No. 333-33868).
(2)	Incorporated by reference to exhibits to our Current Report on Form 8-K dated November 2, 2001 filed on November 5, 2001 (File No. 000-31265).