Form 10-K
period 2005-12-31
TELIK INC
filed 2006-03-03
CIK 1109196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Fiscal Year Ended December 31, 2005

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

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code:    (650) 845-7700

Securities registered pursuant to Section 12(b) of the Act:    None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   YES ☒   NO ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   YES ☐    NO ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   YES ☒    NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-acceleratedfiler ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).   YES ☐    NO ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $839,617,350 as of June 30, 2005, based upon the closing sale price on the Nasdaq National Market reported for such date. The determination of affiliate status for the purposes of this calculation is not necessarily a conclusive determination for other purposes. The calculation excludes approximately 303,984 shares held by directors, officers and stockholders whose ownership exceeded five percent of the Registrant’s outstanding Common Stock as of June 30, 2005. Exclusion of these shares should not be construed to indicate that such person controls, is controlled by or is under common control with the Registrant.

There were 52,251,623 shares of Registrant’s Common Stock issued and outstanding as of February 28, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the definitive proxy statement to be filed by April 30, 2006 with the Securities and Exchange Commission pursuant to Regulation 14A for the Registrant’s Annual Meeting of Stockholders.

TELIK, INC.

2005 ANNUAL REPORT ON FORM 10-K

Disclosure Regarding Forward-Looking Statements

This annual report on Form 10-K, including the documents that we incorporate by reference, contains statements indicating expectations about future performance and other forward-looking statements that involve risks and uncertainties. We usually use words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “future,” “intend,” “potential,” or “continue” or the negative of these terms or similar expressions to identify forward-looking statements. These statements appear throughout the Form 10-K and are statements regarding our current intent, belief, or expectation, primarily with respect to our operations and related industry developments. Examples of these statements include, but are not limited to, statements regarding the following: the implications of positive interim or final results of our Phase 2 clinical and Phase 3 registration trials, the progress and timing of our research programs, including clinical testing, our anticipated timing for filing additional IND, or Investigational New Drug, applications with the Food and Drug Administration for the initiation or completion of Phase 1, Phase 2 or Phase 3 testing for any of our product candidates, the extent to which our issued and pending patents may protect our products and technology, our ability to identify new product candidates using TRAP technology (our proprietary Target-Related Affinity Profiling technology, which is discussed below), the potential of such product candidates to lead to the development of safer or more effective therapies, our ability to develop the technology derived from our collaborations and to enter into additional TRAP collaborations, our future operating expenses, our future losses, our future expenditures for research and development, the sufficiency of our cash resources and our use of proceeds from our follow-on public offering which was completed in February 2005. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in the section of Item 7 entitled “Risk Factors,” and elsewhere in this annual report. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

“TELIK,” the Telik logo, TRAP, TELCYTA and TELINTRA are trademarks of Telik, Inc. All other brand names or trademarks appearing in this annual report are the property of their respective holders.

PART I

Item 1.    Business.

Overview

Telik, Inc. was incorporated in Delaware in 1988 and is a biopharmaceutical company working to discover, develop and commercialize innovative small molecule drugs to treat diseases. Our most advanced drug development candidate is TELCYTA (TLK286), a tumor-activated small molecule. We have three on-going Phase 3 registration clinical trials for TELCYTA. The first Phase 3 clinical trial (ASSIST-1) is for the treatment of advanced ovarian cancer. The second Phase 3 clinical trial (ASSIST-2) is for the treatment of advanced non-small cell lung cancer. The third Phase 3 clinical trial (ASSIST-3) evaluates TELCYTA in combination with carboplatin for the treatment of platinum resistant or refractory ovarian cancer. We have also conducted two Phase 2 clinical trials of TELCYTA for the treatment of Stage IIIb or IV non-small cell lung cancer for patients who have not previously received chemotherapy. One ongoing clinical trial is in combination with carboplatin and paclitaxel, and a completed trial has evaluated TELCYTA in combination with cisplatin. TELINTRA (TLK199), our second product candidate, has completed a Phase 2 clinical trial in myelodysplastic syndrome, or MDS. We discovered our product candidates using our proprietary drug discovery technology, TRAP, which we believe enables the rapid and efficient discovery of small molecule product candidates. To date, we have not obtained regulatory approval for the commercial sale of any products, and we have not received any revenue from the commercial sale of products.

TELCYTA, our lead product candidate, is a small molecule cancer drug product candidate designed to be activated in cancer cells. The product candidate binds to glutathione S-transferase P1-1, or GST P1-1, a protein that is elevated in many human cancers, such as ovarian, non-small cell lung, colorectal, breast and other types of cancer. GST P1-1 levels are often further elevated following treatment with many standard chemotherapy drugs, and this elevation is associated with the development of resistance to these drugs. When TELCYTA binds to GST P1-1 inside a cancer cell, a chemical reaction occurs, releasing fragments of TELCYTA that cause programmed cancer cell death, or apoptosis.

TELCYTA has shown clinical antitumor activity alone and in combination with standard chemotherapeutic agents in multiple Phase 2 clinical trials in refractory or resistant ovarian, non-small cell lung, breast and colorectal cancer.

We have completed patient enrollment in ASSIST-1 (440 patients) and ASSIST-2 (520 patients) and continue to enroll patients in ASSIST-3 (244 patients). These are randomized Phase 3 trials comparing TELCYTA to an active control drug. We have received a Special Protocol Assessment review by the U.S. Food and Drug Administration (“FDA”) and a Fast Track designation for ASSIST-1 and ASSIST-2. We have retained worldwide commercialization rights for TELCYTA.

TELINTRA, our second cancer drug product candidate, is a small molecule bone marrow stimulant that activates signaling pathways that lead to the growth and differentiation of blood cells. We are initially developing TELINTRA for the treatment of MDS, a blood disorder associated with low blood cell levels and that can lead to the development of acute leukemia. MDS may result in neutropenia (low white blood cell levels), anemia (low red blood cell levels), or thrombocytopenia (low platelet levels). Neutropenia and anemia are also toxic side effects of cancer chemotherapy. Positive results from a Phase 2 study of TELINTRA in MDS patients were presented at the annual meeting of the American Society of Hematology in 2005, demonstrating clinically significant improvement in all of the major MDS subtypes and in all blood cell lineages. We are planning to initiate a new Phase 2 study in MDS using a tablet formulation of TELINTRA. We have retained worldwide commercialization rights for TELINTRA.

Our next product candidate may be selected from our on-going discovery research programs and our collaborations with leading cancer centers. These include compounds intended to target GST, aurora kinase and other enzymes that we believe are critical to the growth of cancer cells and intended for the treatment of cancer, as well as MCP-1 inhibitors that have potential for the treatment of cancer and inflammatory diseases.

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

Our Strategy

Our goal is to become a biopharmaceutical company focused on discovering, developing and commercializing innovative small molecule drugs to treat cancer and inflammatory diseases. Key elements of our strategy are to:

•	Develop small molecule drugs for major disease areas. We intend to develop small molecule drugs to address unmet needs in the areas of cancer and inflammatory diseases. The number of patients with these diseases has been increasing due primarily to the aging population. This has led to a growing demand for new drugs that offer competitive advantages over existing products, such as improved effectiveness and reduced side effects. The advantages of small molecule drugs over therapeutic proteins include the ease of manufacturing and administration, the potential for oral dosing and applicability to a wider range of disease targets, including disease targets inside the cell.

•	Retain commercial rights to our product candidates. We plan to develop and commercialize our cancer product candidates in North America. Because the drug development process for new cancer drugs is relatively short and well defined, the cost and time required to bring new drugs to market is typically significantly less than required for other therapeutic categories. We believe that the hospital-based cancer market in the United States is readily accessible to a focused sales and marketing presence due to the concentrated market of prescribing physicians coupled with the substantial unmet therapeutic needs. For diseases or markets that require larger and longer clinical trials or a broader sales and marketing presence, we may conduct clinical development activities at least through initial proof of efficacy in humans or seek to share the risks and costs of development by partnering those programs before completion of clinical trials. To successfully partner such programs, we may be required to grant commercialization rights to our collaborators.

•	Select targets strategically. We believe that we can apply our TRAP drug discovery technology to virtually any protein target. We regularly review the progress of scientific and clinical research in important disease areas to identify targets with commercial potential. By careful selection of targets, we intend to develop product candidates with a clear path to regulatory approval and the potential to show early evidence of clinical efficacy. This strategy should allow us to reduce the risk inherent in drug discovery and accelerate the commercialization of our product candidates.

•	Use TRAP to sustain a pipeline of product candidates. We believe our proprietary TRAP drug discovery platform allows us to rapidly and efficiently identify small molecules active against potential disease targets. We have used and plan to continue to use this platform to provide a pipeline of future product development candidates generated internally or through collaborations. For example, through a collaboration with the University of Arizona Cancer Center, we are applying TRAP to identify novel compounds active against a wide range of potential cancer targets. We have entered into corporate collaborations, such as with Hoffmann-La Roche Inc., to assist our partners in identifying product candidates for promising therapeutic targets. We plan to secure additional partners for the use of TRAP technology.

Product Candidate Pipeline

We have concentrated our efforts in cancer and inflammatory diseases. We periodically evaluate and prioritize our research programs. The following table summarizes key information about our current product candidate pipeline:

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

Breast cancer

Ovarian cancer (Doxil combination)

Ovarian cancer (carboplatin combination)

Non-small cell lung cancer (Taxotere combination)

Phase 3 (ASSIST-1)—on-going

Phase 3 (ASSIST-2)—on-going

Phase 3 (ASSIST-3)—on-going

Phase 2—completed

Phase 2—on-going

Phase 2—completed

Phase 2—completed

Phase 2—completed

Phase 2—completed

Phase 2—completed

Phase 2—completed

Phase 2—completed

Worldwide
TELINTRA Bone marrow stimulant	MDS Intravenous formulation MDS Tablet formulation	Phase 2—completed Phase 1/2—ongoing	Worldwide
Preclinical
GST Program	Cancer	Small molecule inhibitors discovered	Worldwide
Raf kinase inhibitor	Cancer	Small molecule inhibitors discovered	Worldwide
Aurora kinase inhibitor	Cancer	Small molecule inhibitors discovered	Worldwide
DNA methyl transferase inhibitor	Cancer	Small molecule inhibitors discovered	Worldwide
AKT kinase inhibitor	Cancer	Small molecule inhibitors discovered	Worldwide
MCP-1 antagonist	Rheumatoid arthritis, asthma, atherosclerosis, multiple sclerosis, inflammatory bowel disease, cancer	Preclinical and safety assessment on-going	North and South America and jointly in Europe

Product Development Programs

Cancer

Our two most advanced product candidates, TELCYTA and TELINTRA, are being developed to treat cancers for which there is significant demand for new therapies. Cancer is the second leading cause of death in the United States according to the American Cancer Society’s 2005 Cancer Facts and Figures. The five-year survival rates for patients with cancers that have spread from its original site are poor. These poor survival rates reflect the limitations of current treatments and the development of resistance to available treatments. In addition, current treatments are often associated with severe toxic side effects.

TELCYTA—Tumor-activated cancer product candidate

TELCYTA is a small molecule drug product candidate that we are developing for the treatment of cancer. TELCYTA binds to glutathione S-transferase, or GST, a protein known to play an important role in the development of resistance to commonly used chemotherapeutic drugs. GST P1-1 is a type of GST that is elevated in many cancers and is often further elevated following treatment with standard chemotherapeutic drugs. When TELCYTA binds to GST P1-1, it releases a fragment with a proven mechanism of killing cancer cells as well as other reactive agents. In contrast to the usual situation in which GST is involved in the destruction of chemotherapeutic drugs, GST activates TELCYTA when TELCYTA reaches its cellular target. In this way, TELCYTA kills cancer cells by inducing cell death through a process called apoptosis.

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

In 2004, we initiated two Phase 2 clinical trials of TELCYTA for the treatment of Stage IIIb or IV non-small cell lung cancer for patients who have not previously received chemotherapy. One clinical trial was in combination with cisplatin, and the other clinical trial was in combination with carboplatin and paclitaxel. Platinum and taxane-based drug combinations are the current standard for the front-line chemotherapy of lung and ovarian cancer.

In April 2005, we reported new preclinical data showing that TELCYTA was not cross-resistant with carboplatin in carboplatin resistant human ovarian cancer cells and that the combination of TELCYTA and carboplatin showed synergistic inhibition in both platinum resistant as well as platinum sensitive ovarian cancer cells. These results support the ongoing Phase 3 ASSIST-3 registration trial, in which the combination of TELCYTA and carboplatin is being evaluated in platinum refractory or resistant ovarian cancer. In addition, TELCYTA is synergistic with both platinum and taxane drugs in human ovarian and non small cell lung cancer cells. These data provide support for the two ongoing Phase 2 TELCYTA trials in the first line treatment of locally advanced or metastatic non-small cell lung cancer.

In May 2005, we reported initial positive interim results from both trials at the annual meeting of the American Society of Clinical Oncology. In July 2005, we reported additional positive interim results at the Eleventh World Conference on Lung Cancer. For the trial evaluating the triplet combination of TELCYTA with carboplatin and paclitaxel, the results showed a 58% objective response rate and a 92% disease stabilization rate (by the internationally recognized Response Evaluation Criteria in Solid Tumors, or RECIST), in 26 evaluable patients. We have expanded the enrollment in this trial for additional patients and sites. In the trial evaluating the combination of TELCYTA and cisplatin, the results showed a 32% objective response rate and 88% disease stabilization rate by RECIST in the 25 patients evaluable for efficacy, and the regimen was generally well tolerated. We have completed enrollment in this trial.

TELINTRA—Bone marrow stimulant

TELINTRA is a small molecule product candidate that we believe has the potential to increase blood cell counts in cancer patients. In addition to killing cancer cells, chemotherapeutic drugs also kill rapidly dividing normal cells. These include normal cells found in bone marrow that eventually become white blood cells, red blood cells and platelets. For example, lowered levels of a type of white blood cells, called neutrophils, cause a condition called neutropenia. Neutropenia is a common side effect of chemotherapy and renders the already weakened cancer patient susceptible to life-threatening infections. Low blood cell levels are also found in a number of pre-leukemic conditions, such as MDS, that may require treatment.

Our Phase 2 clinical trial in patients with MDS, a pre-leukemic condition, is completed and has not identified a dose limiting toxicity. MDS is a disease characterized by defects in the blood-producing cells of the bone marrow, in which abnormal or low blood cell levels occur. We announced positive results at the American Society of Hematology annual meeting in December 2005. In this study, clinically significant improvement was observed across all major MDS subtypes and in all blood cell lineages. TELINTRA was well-tolerated in this predominantly elderly patient population.

In October 2005, we received permission to proceed, under an Investigational New Drug, or IND, application filed with the FDA, with the clinical study of a tablet formulation of TELINTRA. The initial clinical trial will be conducted in patients with MDS and is in addition to the clinical trial using the intravenous formulation of TELINTRA.

TELINTRA is expected to offer the advantages of a small molecule drug over a therapeutic protein, including ease of manufacturing and the potential for oral administration. The tablet formulation of TELINTRA may allow us to offer a product that is an attractive alternative to the current market for drugs that stimulate the production of white or red blood cells. We have retained worldwide commercial rights to TELINTRA.

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

GST program

As part of our on-going program in GST, from which we have identified both of our lead compounds, TELCYTA and TELINTRA, we have prepared and tested compounds that have improved activity in standard preclinical anticancer models. We believe that these novel compounds leverage our GST P1-1 technology platform.

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

These collaborations include the following:

Sanwa

In 1996, we entered into a screening services agreement with Sanwa Kagaku Kenkyusho Co., Ltd., a Japanese pharmaceutical company, to employ our proprietary TRAP technology to identify compounds that are active against biological targets. In September 1997 and October 1998, this agreement was amended to increase the number of targets, extend the term of the agreement and include the optimization of lead compounds for a period of two years. The agreement was further amended in March 2002 to clarify certain procedures for optimization of lead compounds, establish dates by which we would file at least one patent in three different categories of compounds, and permit Sanwa to submit targets obtained from third parties to the screening program. We concluded the optimization of a lead compound identified through the use of our TRAP technology in May 2003. Under the agreement, Sanwa has exclusive rights in Japan, Korea, Taiwan and China to commercialize the active compounds and inventions relating to compounds discovered in the collaborations. We have equivalent exclusive rights in North and South America. Elsewhere in the world, we will share with Sanwa all revenues arising from the active compounds and related inventions. The term of the agreement will expire on December 20, 2006. Either party may terminate the agreement at any time with notice upon material breach of obligations by the other party.

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

Vanderbilt-Ingram Cancer Center

In December 2002, we entered into a research and license agreement with the Vanderbilt-Ingram Center at Vanderbilt University to use our TRAP technology for the identification of small molecule compounds active against cancer related targets. We will have the right to select compounds arising from the collaboration for further development. The research term of the agreement will terminate in March 2006 and, if no compounds are selected for further development by May 2006, the agreement will expire.

Hoffmann-La Roche

In March 2003, we entered into a screening and license agreement with Hoffmann-La Roche, Inc. or Roche, to utilize our TRAP technology to identify product candidates active against a pharmaceutical target selected by Roche. We are entitled to receive certain payments upon acceptance of drug compounds by Roche.

Mount Sinai School of Medicine

In February 2005, we entered into a research and license agreement with the Mount Sinai School of Medicine to use our TRAP technology for the identification of small molecule compounds active against cancer related targets. We will have the right to select compounds arising from the collaboration for further development. The research term of the agreement will terminate in May 2007 and, if no compounds are selected for further development by July 2007, the agreement will expire.

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

Preclinical studies involve laboratory evaluation of product characteristics and animal studies to assess the initial efficacy and safety of the product. The FDA, under its Good Laboratory Practices regulations, regulates preclinical studies. Violations of these regulations can, in some cases, lead to invalidation of the studies, requiring these studies to be replicated. The results of the preclinical studies, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND, which must be approved by the FDA before we can commence clinical trials in humans. Unless the FDA objects to an IND, the IND would become effective 30 days following its receipt by the FDA.

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

Clinical trials are conducted in three sequential phases though the phases may overlap. Phase 1 clinical trials may be performed in healthy human subjects or, depending on the disease, in patients. The goal of Phase 1 clinical trials is to establish initial data about the safety and tolerance of the product in humans. In Phase 2 clinical trials, in addition to safety, the efficacy of the product is evaluated in a limited number of patients with the target disease. Phase 3 clinical trials typically involve additional testing for safety and clinical efficacy in expanded, large-scale, multi-center studies of patients with the target disease. We have engaged contract research organizations, or CROs, to facilitate the administration of our Phase 3 registration trials.

We and all of our contract manufacturers are required to comply with the applicable FDA current Good Manufacturing Practice, or cGMP, regulations. cGMP regulations include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Manufacturing facilities are subject to inspection by the FDA. These facilities must be approved before we can use them in the commercial manufacture of our products.

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

Manufacturing

We are using third-party manufacturers to produce clinical supplies of TELCYTA under cGMP regulations. We are conducting process development testing with drug manufacturers to scale up production of adequate clinical supplies of TELINTRA in a liposomal formulation.

We are currently dependent on a single source of supply of the active ingredient in TELCYTA, Organichem Corporation. In July 2004, we entered into an agreement with Organichem Corporation under which Organichem will manufacture and supply to us the active ingredient in TELCYTA for clinical and commercial purposes. We and Organichem have agreed on a pricing schedule for such supply, which will be subject to future renegotiation after the lapse of a defined time period. Organichem has agreed to maintain sufficient capacity to satisfy its supply obligations under the agreement, and we are entitled to reduced prices in the event of a significant production shortfall. For a number of years, we are obligated to purchase from Organichem a significant percentage of our United States requirements for the active ingredient in TELCYTA. Our agreement with Organichem will remain in force until it is terminated through one of the following mechanisms: either party may terminate the agreement for an uncured or uncurable breach of other party, or immediately upon a series of material breaches, and we have the right to terminate the agreement if TELCYTA is not approved for commercial sale by the FDA or if such approval is revoked. We also have the right to terminate the agreement upon repeated production shortfalls by Organichem. Neither party has the right to terminate the agreement at will until several years after the FDA approves TELCYTA for commercial sale.

We have entered into an agreement with a second source for supply of the active ingredient. While we are working to qualify this additional supplier, there is no certainty that this will occur. We are currently dependent upon two sources for the drug product manufacture of TELCYTA.

We presently depend upon two sources of supply for clinical quantities of the active ingredient in TELINTRA.

For the intravenous formulation, we depend upon a single source of supply for key excipients used in the manufacture of TELINTRA, Lipoid GmbH. While we are evaluating potential alternative sources of these materials, we have no such alternative sources that are immediately available. We currently depend upon two sources for the drug product manufacture of TELINTRA.

For the tablet formulation, we depend upon a single drug product manufacturer, Patheon.

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

Research and Development

We believe that our on-going research and development efforts are very important to our success. Our goal is to develop small molecule drugs for major disease areas and this goal has been supported by our substantial research and development investments. We spent approximately $71.3 million in 2005, $61.9 million in 2004 and $42.3 million in 2003 on research and development. We conduct research internally and also through collaborations with third parties, including universities, and we intend to maintain our strong commitment to our research and development efforts in the future. Approximately 38% of our research and development is conducted internally and 62% is conducted through collaborations with third parties, including contract research organizations and consultants.

Employees

As of January 31, 2006, our workforce consisted of 162 full-time employees, 48 of whom hold Ph.D. or M.D. degrees, or both, and 39 of whom hold other advanced degrees. Of our total workforce, 127 are engaged in research and development and 35 are engaged in business development, finance and administration. None of our employees are represented by a collective bargaining agreement, nor have we experienced any significant work stoppages. We believe that our relations with our employees are good.

Available Information

Our website address is www.telik.com; however, information found on, or that can be accessed through, our website is not incorporated by reference into this annual report. We file electronically with the SEC our annual report, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. We make available free of charge on or through our website copies of these reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov. You may also read and copy any of our materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information regarding the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

Item 1A.    Risk Factors.

You should carefully consider these risk factors as each of these risks could adversely affect our business, operating results and financial condition. In those cases, the trading of our common stock could decline and you may lose all or a part of your investment.

We have a history of net losses, which we expect to continue for the next several years. We will never be profitable unless we develop, and obtain regulatory approval and market acceptance of, our product candidates.

Due to the significant research and development expenditures required to develop our TRAP technology and identify new product candidates, and the lack of any products to generate revenue, we have not been profitable and have incurred operating losses since we were incorporated in 1988. As of December 31, 2005, we had an accumulated deficit of $313.3 million. We expect to incur losses for the next several years as we continue our research and development activities and incur significant clinical testing costs. We do not anticipate that we will generate product revenue for several years. Our losses, among other things, have caused and will cause our stockholders’ equity and working capital to decrease. To date, we have derived substantially all of our revenues, which have not been significant, from project initiation fees and research reimbursement paid pursuant to existing collaborative agreements with third parties and achievement of milestones under current collaborations. We expect that this trend will continue until we develop, and obtain regulatory approval and market acceptance of, our product candidates, if at all. We may never generate product revenue sufficient to become profitable.

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

TELCYTA has to date been evaluated in Phase 1 and Phase 2 clinical trials. We have three ongoing Phase 3 registration trials of TELCYTA. These Phase 3 clinical trials test TELCYTA against a control arm consisting of currently established standard drug treatments for these cancers. Changes in standards of care during our Phase 3 clinical trials may cause us to, or the FDA may require us to, perform additional clinical testing of TELCYTA against a different control arm prior to filing an NDA, for marketing approval. Our short-term success depends to a significant extent on the outcome of these trials. If the results of one or more of these trials do not demonstrate sufficient efficacy to support our NDA, then our business may suffer.

We completed a Phase 2 clinical trial of TELINTRA in MDS, a form of pre-leukemia, to evaluate safety, pharmacokinetics, pharmacodynamics and efficacy. We received permission to proceed, under an IND application filed with the FDA, with the clinical study of a tablet formulation of TELINTRA. Our success depends, in part, on our ability to complete clinical development of TELINTRA or other preclinical product candidates and take them through early clinical trials.

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

The process of carrying out the development of our own unpartnered product candidates to later stages of development and developing other research programs to the stage that they may be partnered will require significant additional expenditures, including the expenses associated with preclinical testing, clinical trials and obtaining regulatory approval. We believe that our existing cash and investment securities will be sufficient to support our current operating plan until the end of 2007. Changes in our research and development plans or other changes affecting our operating expenses may affect actual future consumption of existing cash resources as well. In any event, we will require substantial additional financing to fund our operations in the future. We do not know whether additional financing will be available when needed or that, if available, we will obtain financing on terms favorable to our stockholders. As of December 31, 2005, our accumulated deficit was $313.3 million, and we expect capital outlays and operating expenditures to increase over the next several years as we expand our clinical, research and development activities. The extent of any actual increase in operating or capital spending will depend in part on the clinical success of our product candidates. If we fail to raise adequate funds on terms acceptable to us, if at all, we will not be able to continue to fund our operations, research programs, preclinical testing and clinical trials.

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

Before receiving FDA clearance to market a product, we, or our collaborators must demonstrate that the product candidate is safe and effective in the patient population that will be treated. Negative or inconclusive results or adverse medical events during a clinical trial could cause a clinical trial to be repeated, a program to be terminated and could delay approval. We typically rely on third-party clinical investigators to conduct our clinical trials and other third-party organizations to perform data collection and analysis. As a result, we may face additional delaying factors outside our control. In addition, we may encounter delays or rejections based upon additional government regulation from future legislation or administrative action or changes in FDA policy or interpretation during the period of product development, clinical trials and FDA regulatory review. Failure to comply with applicable FDA or other applicable regulatory requirements may result in criminal prosecution, civil penalties, recall or seizure of products, total or partial suspension of production or injunction, as well as other regulatory action. We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approval.

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

Our success depends in part on the continued contributions of our principal management and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, scientists and companies in the face of intense competition for such personnel. As we plan for and commence additional advanced clinical trials, including Phase 2 and Phase 3, we will also need to further expand our clinical development personnel. In addition, our research programs depend on our ability to attract and retain highly skilled chemists and other scientists. If we lose the services of Dr. Wick or any of our other key personnel, our research and development efforts could be seriously and adversely affected. We have generally entered into consulting or other agreements with our scientific and clinical collaborators and advisors. We do not carry key person insurance that covers Dr. Wick or any of our other key employees. There is currently a shortage of skilled executives and employees with technical expertise in the biotechnology industry and this shortage is likely to continue. As a result, competition among numerous companies, academic and other research institutions for skilled personnel and experienced scientists is intense and turnover rates are high. The cost of living in the San Francisco Bay Area is very high compared to other parts of the country, which may adversely affect our ability to compete for qualified personnel and will increase costs. Because of this competitive environment, we have encountered and may continue to encounter increasing difficulty in attracting qualified personnel as our operations expand and the demand for these professionals increases and this difficulty could significantly impede the achievement of our research and development objectives.

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

Physicians may elect not to recommend products that we may develop even if our products meet the above criteria. If any product that we may develop fails to achieve market acceptance, we may not be able to successfully market and sell that product, which would limit our ability to generate revenue and adversely affect our operations.

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

Additional equity financings or other share issuances by us, including shares issued in connection with strategic alliances, could adversely affect the market price of our common stock. Sales by existing stockholders of a large number of shares of our common stock in the public market or the perception that additional sales could occur could cause the market price of our common stock to drop. As of December 31, 2005, 52,038,850 shares of our common stock were outstanding, of which 51,732,791 shares were freely tradable and 306,059 shares were transferable in accordance with certain volume, notice and manner of sale restrictions under Rule 144 of the Securities Act of 1933.

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

Our stock prices and the market prices for securities of biotechnology companies in general have been highly volatile, with recent significant price and volume fluctuations, and may continue to be highly volatile in the future. During 2005, our common stock traded between $20.12 and $13.19. You may not be able to sell your shares quickly or at the market price if trading in our stock is not active or the volume is low. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock, some of which are beyond our control:

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

We are required to recognize expense for stock based compensation related to employee stock options and employee stock purchases, and there is no assurance that the expense we are required to recognize measures accurately the value of our share-based payment awards, and the recognition of this expense could cause the trading price of our common stock to decline.

On January 1, 2006, we adopted SFAS 123R which requires the measurement and recognition of compensation expense for all stock-based compensation based on estimated fair values. As a result, our operating results for the first quarter of 2006 and for future periods will contain a charge for stock-based compensation related to employee stock options and employee stock purchases. The application of SFAS 123R requires the use of an option-pricing model to determine the fair value of share-based payment awards. This determination of fair value is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because our employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion the existing valuation models may not provide an accurate measure of the fair value of our employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123R and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

We expect that our adoption of SFAS 123R will have a material impact on our financial statements and results of operations and this will continue to be the case for future periods. We cannot predict the effect that this adverse impact on our reported operating results will have on the trading price of our common stock.

Item 1B.    Unresolved Staff Comments.

None.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our stockholders during the fiscal quarter ended December 31, 2005.

PART II

Item 5.    Market for Registrant’s Common Equity, and Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Our Common Stock

Our common stock trades on the Nasdaq Stock Market under the symbol “TELK”. The following table sets forth the high and low sales prices (based on the daily closing prices) for our common stock for each quarterly period within the two most recent fiscal years, as reported on the Nasdaq National Market.

	High	Low
2005
Quarter ended March 31, 2005	$19.76	$14.65
Quarter ended June 30, 2005	$17.25	$13.40
Quarter ended September 30, 2005	$17.48	$14.73
Quarter ended December 31, 2005	$18.28	$14.60

2004
Quarter ended March 31, 2004	$28.08	$22.90
Quarter ended June 30, 2004	$29.04	$20.72
Quarter ended September 30, 2004	$23.55	$15.23
Quarter ended December 31, 2004	$23.53	$17.69

As of February 28, 2006, there were 115 stockholders of record. We have never paid our stockholders cash dividends, and we do not anticipate paying any cash dividends in the foreseeable future as we intend to retain any earnings for use in our business. Any future determination to pay dividends will be at the discretion of our board of directors.

Item 6.    Selected Financial Data.

The following selected historical information has been derived from the audited financial statements of Telik. The financial information as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005 are derived from audited financial statements included elsewhere in this Annual Report on Form 10-K. The following Selected Financial Data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” included elsewhere in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results of operations to be expected in the future.

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share amounts)
Statement of Operations Data:
Revenues:
Contract revenue from collaborations	$19	$163	$436	$1,245	$1,788
Other revenues	—	—	—	42	83

Total revenues	19	163	436	1,287	1,871

Operating costs and expenses:
Research and development	71,345	61,868	42,311	30,549	18,174
General and administrative	11,278	10,613	9,915	6,665	4,278

Total operating costs and expenses	82,623	72,481	52,226	37,214	22,452

Loss from operations	(82,604)	(72,318)	(51,790)	(35,927)	(20,581)
Interest income, net	7,062	2,501	1,148	1,145	2,015

Net loss	$(75,542)	$(69,817)	$(50,642)	$(34,782)	$(18,566)

Basic and diluted net loss per share	$(1.47)	$(1.60)	$(1.38)	$(1.17)	$(0.77)

Shares used to calculate basic and diluted net loss per share	51,249	43,701	36,812	29,786	24,030

	As of December 31,
	2005	2004	2003	2002	2001
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents, investments and restricted investments	$205,643	$138,647	$201,088	$104,282	$55,174
Working capital	187,276	121,356	189,266	93,923	50,188
Total assets	213,346	146,133	208,307	108,973	57,315
Current portion of capital lease obligations and loans	901	1,339	907	124	—
Non-current portion of capital lease obligations, loans and long-term liabilities	145	1,029	1,493	303	—
Deferred stock compensation, net	—	—	(93)	(607)	(1,173)
Accumulated deficit	(313,290)	(237,748)	(167,931)	(117,289)	(82,507)
Total stockholders’ equity	194,525	126,344	194,302	99,205	51,338

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Telik is engaged in the discovery, development and commercialization of small molecule drugs. We have incurred net losses since inception and expect to incur substantial and increasing losses for the next several years as we expand our research and development activities and move our product candidates into later stages of development. As of December 31, 2005, we had an accumulated deficit of $313.3 million.

Our expenses have consisted primarily of those incurred for research and development and general and administrative costs associated with our operations. The process of carrying out the development of our product candidates to later stages of development and our research programs may require significant additional research and development expenditures, including for preclinical testing and clinical trials, as well as for manufacturing development efforts and obtaining regulatory approval. We outsource our clinical trials and our manufacturing development activities to third parties to maximize efficiency and minimize our internal overhead. To date, we have funded our operations primarily through the sale of equity securities, including non-equity payments from collaborative partners.

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

We expect that our quarterly and annual results of operations will fluctuate for the foreseeable future due to several factors, including the timing and extent of our research and development efforts and the outcome of our clinical trial activities. The successful development of our products is uncertain. As such, an accurate prediction of future operating results is difficult or impossible.

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

In addition, we have also conducted two Phase 2 clinical trials of TELCYTA for the treatment of Stage IIIb or IV non-small cell lung cancer for patients who have not previously received chemotherapy. One clinical trial is in combination with cisplatin, and the other clinical trial is in combination with carboplatin and paclitaxel. Platinum and taxane-based drug combinations are the current standard for the front-line chemotherapy of lung and ovarian cancer.

TELINTRA, our second product candidate, is a small molecule bone marrow stimulant we are developing for the treatment of blood disorders associated with low blood cell levels, such as neutropenia or anemia. Our Phase 2 clinical trial in patients with MDS, a pre-leukemic condition, is completed and has not identified a dose limiting toxicity. MDS is a disease characterized by defects in the blood-producing cells of the bone marrow, in which low blood cell levels occur. We announced positive clinical results at the American Society of Hematology annual meeting in December 2005. In this study, clinically significant improvement was observed across all major MDS subtypes and in all blood cell lineages. TELINTRA was well-tolerated in this predominantly elderly patient population. We are planning to initiate a new Phase 2 study in MDS using a tablet formulation in the first half of 2006.

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

During 2005, we announced the following:

•	The completion of a follow-on public offering of 8,050,000 shares of our common stock at a public offering price of $18.75 per share, including the underwriters’ exercise in full of their over-allotment option. We received approximately $142.2 million in net proceeds from the sale of shares offered by us, after deducting underwriting discounts and commissions and related offering expenses.

•	The completion of enrollment for the ASSIST-2 clinical trial of TELCYTA in advanced non-small cell lung cancer.

•	New preclinical data showing that TELCYTA was not cross-resistant with carboplatin in carboplatin resistant human ovarian cancer cells and that the combination of TELCYTA and carboplatin showed synergistic inhibition in both platinum resistant as well as platinum sensitive ovarian cancer cells. These results support the ongoing Phase 3 ASSIST-3 registration trial, in which the combination of TELCYTA and carboplatin is being evaluated in platinum refractory or resistant ovarian cancer. In addition, TELCYTA is synergistic with both platinum and taxane drugs in human ovarian and non small cell lung cancer cells. These data provide support for the two Phase 2 TELCYTA trials in the first line treatment of locally advanced or metastatic non-small cell lung cancer.

•	Positive interim results for our two Phase 2 TELCYTA trials in the first line treatment of locally advanced or metastatic non-small cell lung cancer at the annual meeting of the American Society of Clinical Oncology and at the Eleventh World Conference on Lung Cancer. We have completed enrollment in the trial evaluating the combination of TELCYTA and cisplatin. For the trial evaluating the triplet combination of TELCYTA with carboplatin and paclitaxel, we have expanded the enrollment for additional patients and sites.

•	Positive clinical results from a multicenter Phase 2 trial of TELINTRA in patients with MDS. The data were reported at the 47th Annual Meeting of the American Society of Hematology.

•	We have received permission to proceed, under an IND application filed with the FDA, with the clinical study of a tablet formulation of TELINTRA. The initial clinical trial will be conducted in patients with MDS and is in addition to the clinical trial using the intravenous formulation of TELINTRA.

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

Clinical development costs are a significant component of research and development expenses. We have a history of contracting with third parties that perform various clinical trial activities on our behalf in the on-going development of our product candidates. The financial terms of these contracts are subject to negotiation and may vary from contract to contract and may result in uneven payment flows. We accrue and expense costs for clinical trial activities performed by third parties based upon estimates of the percentage of work completed over the life of the individual study in accordance with agreements established with contract research organizations and clinical trial sites. We determine our estimates through discussion with internal clinical personnel and outside service providers as to progress or stage of completion of trials or services and the agreed upon fee to be paid for such services. These estimates may or may not match the actual services performed by the organizations as determined by patient enrollment levels and related activities. We monitor patient enrollment levels and related activities to the extent possible; however, if we underestimate activity levels associated with various studies at a given point in time, we could record significant research and development expenses in future periods.

Results of operations

Revenues

	Years Ended December 31,			Annual Percent Change
	2005	2004	2003	2005/2004	2004/2003
	(in thousands, except percentages)
Contract revenue from collaborations	$19	$163	$436	(88)%	(63)%

Revenues in 2005 and 2004 resulted from our collaborative agreement with Roche, while revenues in 2003 resulted primarily from our collaborative agreements with Sanwa and Roche. As a result of the completion of our Roche compound identification revenue amortization in March 2005, we reported a 88% decrease or $144,000 reduction in revenue in 2005 compared to 2004.

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

Research and development expenses

Research and development expenses for the years ended December 31, 2005, 2004 and 2003 were $71.3 million, $61.9 million and $42.3 million. Our research and development activities consist primarily of drug development, clinical supply manufacturing, clinical activities, discovery research, screening and identification of product candidates and preclinical studies. We group these activities into two major categories: “research and preclinical” and “clinical development.”

The costs associated with research and preclinical and clinical development activities approximate the following:

	Years Ended December 31,			Annual Percent Change
	2005	2004	2003	2005/2004	2004/2003
	(in thousands, except percentages)
Research and preclinical	$17,502	$16,315	$16,087	7%	1%
Clinical development	53,843	45,553	26,224	18%	74%

Total research and development	$71,345	$61,868	$42,311	15%	46%

The increase of 15%, or $9.5 million, in research and development expenses for the year ended December 31, 2005 compared to the same period in 2004 was principally due to the increased costs for the following:

•	Clinical development

—	costs associated with our Phase 3 clinical trials of approximately $2.8 million due to the initiation of our ASSIST-3 clinical trial partially offset by a decrease in costs associated with our ASSIST-1 clinical trial due to the completion of patient enrollment at the end of 2004.

•	Other expenses

—	approximately $6.1 million associated with headcount growth and increased expenses to support clinical activities.

The increase of 46%, or $19.6 million, in research and development expenses for the year ended December 31, 2004 compared to the same period in 2003 was principally due to the increased costs for the following:

•	Clinical development

—	costs associated with our ASSIST-1 and ASSIST-2 clinical trials of approximately $17.8 million;

—	approximately $1.1 million for Phase 2 clinical trials costs in ovarian and lung cancer in combination with standard chemotherapy drugs;

—	clinical drug supply manufacturing costs of approximately $0.9 million due to the development of an oral formulation and continued production of the intravenous formulation for our Phase 1-2 TELINTRA clinical trial in MDS; and

—	offset in part by a decrease of approximately $2.7 million in drug supply manufacturing costs as a result of a decrease in drug substance production compared to 2003 and reduced development and analytical costs.

•	Other expenses

—	approximately $3.6 million associated with headcount growth and increased expenses to support clinical activities.

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

Product	Description	Phase of Development	Estimated or Actual Completion of Enrollment	Related R&D Expenses Years ended December 31,
				2005	2004	2003
				(in thousands)
TELCYTA				$51,432	$44,109	$26,136
	Ovarian	Phase 3	2005
	Non-small cell lung	Phase 3	2005
	Ovarian, 2nd line	Phase 3	2006
	Combination (with other drugs)	Phase 2	2005
	Ovarian	Phase 2	2004
	Lung	Phase 2	2004
	Breast	Phase 2	2004
	Colorectal	Phase 2	2003

TELINTRA	Myelodysplastic syndrome	Phase 1-2	2005	4,196	3,654	2,688

Other (1)				15,717	14,105	13,487

	Total research and development expenses			$71,345	$61,868	$42,311

(1)	“Other” constitutes research and development activities performed by our Chemistry, Biology, preclinical and Quality Assurance departments as these costs cannot be allocated to any individual project.

The largest component of our total operating expenses is our on-going investments in our research and development activities and, in particular, the clinical development of our product candidate pipeline. The process of conducting the clinical research necessary to obtain FDA approval is costly and time consuming. Current FDA requirements for a new human drug to be marketed in the United States include:

•	the successful conclusion of preclinical laboratory and animal tests, if appropriate, to gain preliminary information on the product’s safety;

•	filing with the FDA of an IND, to conduct initial human clinical trials for drug candidates;

•	the successful completion of adequate and well-controlled human clinical trials to establish the safety and efficacy of the product; and

•	filing by company and acceptance and approval by the FDA of a New Drug Application, or NDA, for a product candidate to allow commercial distribution of the drug.

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

General and administrative expenses

	Years Ended December 31,			Annual Percent Change
	2005	2004	2003	2005/2004	2004/2003
	(in thousands, except percentages)
General and administrative	$11,278	$10,613	$9,915	6%	7%

The increase of 6%, or $665,000, in general and administrative expenses in 2005 compared to 2004 was primarily due to increased expenses necessary to manage the growth of our operations including insurance and legal fees.

The increase of 7%, or $698,000, in general and administrative expenses in 2004 compared to 2003 was due primarily to approximately $1.3 million in marketing expenses due to increased marketing program activities for TELCYTA, offset in part by decreased outside legal fees of approximately $742,000.

We expect future general and administrative expenses to increase in support of expanded business activities including costs associated with our marketing efforts to support our commercialization strategy for TELCYTA.

Interest income and interest expense

	Years Ended December 31,			Annual Percent Change
	2005	2004	2003	2005/2004	2004/2003
	(in thousands, except percentages)
Interest Income	$7,193	$2,702	$1,303	166%	107%
Interest Expense	$131	$201	$155	(35)%	30%

Interest income of $7.2 million, $2.7 million and $1.3 million for the years ended December 31, 2005, 2004 and 2003 resulted primarily from earnings on investments. The increase in 2005 was due to higher average interest rates in 2005 and higher principal balances of our investments as a result of $142.2 million in net proceeds obtained from our follow-on public offering of common stock in February 2005. The increase in net interest income of $1.4 million in 2004 compared to 2003 was due to higher average interest rates in 2004 and higher principal balance of our investments for the full year as a result of $142.8 million in net proceeds obtained from our follow-on offering in November 2003.

Interest expense was $131,000, $201,000 and $155,000 for the years ended December 31, 2005, 2004 and 2003. The decrease in interest expense was a result of no new borrowings in 2005 and declining interest payments on our lease and loan obligations. The increase in interest expense in 2004 compared to 2003 was due primarily to our borrowings under the capital lease and equipment loan facilities. We expect interest expenditures to continue to decrease in the future as we pay down our lease and loan obligations.

Liquidity and capital resources

	2005	2004	2003
	(In millions, except ratios)
December 31:
Cash, cash equivalents, investments and restricted cash	$ 205.6	$138.6	$ 201.1
Working capital	$ 187.3	$121.4	$ 189.3
Current ratio	11.0 : 1	7.9 : 1	17.0 : 1

Year ended December 31:
Cash provided by (used in):
Operating activities	$ (74.1)	$(62.7)	$ (45.4)
Investing activities	$ 3.3	$40.3	$ (58.6)
Financing activities	$ 142.5	$1.8	$ 146.2
Capital expenditures (included in investing activities above)	$ (1.3)	$(1.3)	$ (4.0)

Sources and Uses of Cash.     Due to the significant research and development expenditures and the lack of any approved products to generate revenue, we have not been profitable and have generated operating losses since we incorporated in 1988. As such, we have funded our research and development operations through sales of equity, collaborative arrangements with corporate partners, interest earned on investments and equipment lease financings. At December 31, 2005, we had available cash, cash equivalents, investments and restricted investments of $205.6 million. Our cash and investment balances are held in a variety of interest-bearing instruments including obligations of U.S. government agencies, high-grade corporate and municipal bonds, commercial paper and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk.

Cash Flows from Operating Activities.    Cash used in operations for 2005 was $74.1 million compared with $62.7 million in 2004 and $45.4 million in 2003. Net loss of $75.5 million in 2005 included non-cash charges of $1.6 million for depreciation and amortization. Cash used in operations in 2005 was further impacted by an approximately $3.4 million decrease in accounts payable primarily due to payment of clinical development activities and $2 million repayments to our landlord for leasehold improvements which was financed by them. Cash outflows in 2005 were offset by increases of $3.3 million in accrued clinical trial expenses related primarily to our Phase 3 clinical trials. Cash used in operations in 2004 resulted from a net loss of $69.8 million which included non-cash charges of $1.4 million for depreciation and amortization, $93,000 for the amortization of deferred stock compensation and $197,000 related to non-cash stock based compensation to non employees. Cash used in operations in 2004 was offset by $2.1 million in accounts payable and $3.7 million in accrued liabilities primarily due to expenses related to our Phase 3 clinical trials in ovarian and non-small cell lung cancers. Cash used in operations in 2003 resulted from the net loss of $50.6 million which included non-cash charges of $1.1 million for depreciation and amortization, $419,000 for the amortization of deferred stock compensation and $266,000 related to non-cash stock based compensation to non employees. Cash usage in 2003 was further impacted by $3.6 million in accounts payable and $420,000 in prepaid expenses due to the increase in operating expense levels. Cash used in operations in 2003 was offset by $1.7 million received from our landlord to fund leasehold improvements, $3.3 million in accrued clinical trial expenses mainly from our Phase 3 clinical trial in ovarian cancer and $1.9 million in accrued compensation and vacation liabilities from additional personnel added during the year.

Cash Flows from Investing Activities.    Cash provided in investing activities for 2005 was $3.3 million compared to cash provided of $40.3 million in 2004 and cash used of $58.6 million in 2003. Cash was provided in 2005 by $147.2 million from sales and maturities of investments offset by $142.5 million in purchases of investment securities. Capital expenditures for 2005 were $1.3 million primarily related to the implementation of an Enterprise Resource Planning system and purchase of computer and laboratory equipment. Cash was provided in 2004 by $175.9 million from sales and maturities of investments offset by $134.4 million in purchases of investment securities. Capital expenditures for 2004 were $1.3 million primarily for laboratory and computer equipment purchases. Investing activities in 2003 were primarily related to $164.5 million in purchases of short-term available-for-sale investments offset by $107.9 million in sales and maturities of investments. Cash used in investing activities in 2003 was further impacted by purchases of property and equipment of $4.0 million primarily due to leasehold improvements on our Palo Alto facility and laboratory equipment expenditures, offset by a reduction in restricted investments by $2.0 million for the portion of tenant improvements completed on the Palo Alto facility that no longer require a security deposit.

Cash Flows from Financing Activities.    Cash provided by financing activities for 2005 was approximately $142.5 million compared with $1.8 million in 2004 and $146.2 million in 2003. Financing activities for 2005 included approximately $142.2 million in net proceeds from our follow-on public offering of common stock completed in February and $1.6 million from stock option exercises and stock issuances under our employee stock plans offset by $1.3 million in pay down of capital leases and equipment loans. Cash provided in 2004 from financing activities of $1.8 million was primarily from our stock option exercises and stock purchase plan. Financing activities in 2003 included approximately $142.8 million in net proceeds from our follow-on public offering of common stock completed in December, $2.2 million from our stock option exercises and stock purchase plan and $1.7 million obtained through capital loans. Cash provided by financing activities in 2003 was offset in part by $548,000 in payments under capital leases and loans.

Working Capital.    Working capital increased to $187.3 million at December 31, 2005 from $121.4 million at December 31, 2004. The increase in working capital was primarily due to proceeds from our follow-on public offering offset in part by our use of cash in operations due to the expansion of our clinical development programs and costs associated with headcount growth.

In February 2005, we completed a follow-on public offering of 8,050,000 shares of common stock, including shares issued in connection with the underwriters’ exercise of their over-allotment option, at a price of $18.75 per share, raising net proceeds of approximately $142.2 million after deducting underwriters’ discounts and commissions and related offering expenses.

We believe our existing cash resources will be sufficient to satisfy our current operating plan until the end of 2007. We expect our on-going clinical development activities and in particular our Phase 3 clinical trials to consume a large portion of our existing cash resources. Changes in our research and development plans or other changes affecting our operating expenses may affect actual future consumption of existing cash resources as well. In any event, we will require substantial additional financing to fund our operations in the future. We may seek to raise any necessary additional funds through equity or debt financings, collaborative arrangements with corporate partners or other sources. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience dilution. Debt financing may subject us to restrictive covenants that may adversely affect our operations. To the extent that we raise additional capital through licensing arrangements or arrangements with collaborative partners, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize ourselves. Our future capital uses and requirements depend on numerous factors, including the following:

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

Our future contractual obligations at December 31, 2005 are as follows:

	Total	2006	2007-2008	2009-2010	After 2010
	(In thousands)
Capital lease obligations	$264	$264	$—	$—	$—
Equipment loans	894	692	202	—	—
Operating leases	30,338	3,331	6,913	7,284	12,810

Total contractual cash obligations	$31,496	$4,287	$7,115	$7,284	$12,810

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards 123R (SFAS 123R), “Share-Based Payment,” effective beginning after June 15, 2005. FAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and will require companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments including stock options and stock issued under our employee stock purchase plans. In April 2005, the Securities and Exchange Commission issued a rule allowing companies to implement SFAS 123R as of the beginning of their next fiscal year that begins after June 15, 2005. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to the adoption of SFAS 123R.

We adopted SFAS 123R on a modified prospective basis in the first quarter of 2006 and will continue to evaluate the impact of SFAS 123R on our operating results and financial condition. The pro forma information presented in Note 1 of our Notes to Financial Statements appearing at the end of this annual report presents the estimated compensation charges under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” Our assessment of the estimated compensation charges is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our stock price volatility and employee stock option exercise behaviors. We will recognize the compensation cost for stock-based awards issued after December 31, 2005 on an accelerated recognition method basis over the requisite service period for the entire award. We estimate compensation cost to be approximately $20 million in 2006. This estimate is dependent on market price, assumptions used in estimating the fair value and the levels of share-based payments in 2006.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 is a replacement of Accounting Principles Board Opinion No. 20 and FASB Statement No. 3. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 to significantly affect our financial condition or results of operations.

In June 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force No. 05-6 (“EITF 05-6”). The Task Force reached a consensus that leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. In addition, leasehold improvements acquired in a business combination should be amortized over the shorter of the useful lives of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition. EITF 05-6 is effective for leasehold improvements (within the scope of this issue) that are purchased or acquired in the reporting period beginning after June 29, 2005. Adoption of EITF 05-6 did not have an impact on our financial condition or results of operations.

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

The table below presents the principal amounts and weighted-average interest rates by year of stated maturity for our investment portfolio:

	2006	2007	2008 and Beyond	Total	Fair Value at December 31, 2005
	(In thousands, except percentages)
Available-for-sale securities	$153,713	$13,609	$26,500	$193,822	$193,532
Average interest rate	4.15%	4.45%	4.57%	4.23%

Item 8.    Financial Statements and Supplementary Data.

All information required by this item is included on pages F-1 to F-18 in Item 15 of Part IV of this annual report on Form 10-K and is incorporated into this item by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of December 31, 2005, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2005, our internal control over financial reporting was effective based on these criteria.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included below.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Telik, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls over Financial Reporting, that Telik, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Telik, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Telik, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Telik, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Telik, Inc. as of December 31, 2005 and 2004, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of Telik, Inc. and our report dated March 1, 2006 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Palo Alto, California

March 1, 2006

Item 9B.    Other Information.

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

Information regarding directors and executive officers is incorporated by reference to the information set forth under the caption “Directors and Executive Officers” in our Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934 for the Annual Meeting of Stockholders to be filed with the Commission by April 30, 2006, or Proxy Statement.

We have adopted the Telik, Inc. Code of Conduct, a code of ethics with which every person who works for us is expected to comply. The Telik, Inc. Code of Conduct is filed as an exhibit to our annual report on Form 10-K for the period ended December 31, 2003 as filed on March 4, 2004, with the U.S. Security and Exchange Commission, or SEC, and is incorporated herein by reference. If we make any substantive amendments to the Telik, Inc. Code of Conduct or grant to any of our directors or executive officers any waiver including any implicit waiver, from a provision of the Telik, Inc. Code of Conduct, we will disclose the nature of the waiver or amendment in a Current Report on Form 8-K.

Item 11.    Executive Compensation.

Information regarding executive compensation is incorporated by reference to the information set forth under the caption “Executive Compensation” in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission by April 30, 2006.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission by April 30, 2006.

Equity Compensation Plan Information

The following table provides certain information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2005.

Equity Compensation Plan Information

Plan Category	(A) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(B) Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A) (1))
Equity compensation plans approved by security holders	8,465,649	$13.55	2,149,250	(2)
Equity compensation plans not approved by security holders	—	N/A	—

Total	8,465,649	$13.55	2,149,250	(2)

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

(2)	Includes 600,888 shares issuable under the 2000 Employee Stock Purchase Plan.

Item 13.    Certain Relationships and Related Transactions.

Information regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption “Certain Transactions” in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission by April 30, 2006.

Item 14.    Principal Accountant Fees and Services.

Information regarding principal accountant fees and services is incorporated by reference to the information set forth under the caption “Proposal 2—Ratification of Selection of Independent Auditors” in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission by April 30, 2006.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this annual report:

1.	Financial Statements. Our financial statements and the Report of Independent Registered Public Accounting Firm, are included in Part IV of this Report on the pages indicated:

2.	Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

3.	Exhibits:

Exhibit Number		Description

3.1		Amended and Restated Certificate of Incorporation. (2)

3.2		Amended and Restated Bylaws. (1)

4.1		Specimen Common Stock Certificate. (1)

4.2		Amended and Restated Registration Rights Agreement, dated March 31,2000, between Telik and holders of Telik’s Series B, Series E, Series F, Series G, Series H, Series I, Series J and Series K preferred stock. (1)

4.3		Rights Agreement dated November 2, 2001, by and between Telik and Wells Fargo Bank Minnesota, N.A., replaced by EquiServe Trust Company, N.A. as Rights Agent. (6)

4.4		Registrant’s Certificate of Designation of Series A Junior Participating Preferred Stock. (6)

10.1		Form of Indemnity Agreement. (1) (3)

10.2		2000 Equity Incentive Plan and related documents. (3) (4)

10.3		2000 Employee Stock Purchase Plan and Offering. (3) (4)

10.4		2000 Non-Employee Directors’ Stock Option Plan and Agreement. (3) (4)

10.5		1996 Stock Option Plan and forms of grant thereunder. (3) (4)

10.6		1988 Stock Option Plan and forms of grant thereunder. (3) (4)

10.7		Form of Non-Plan Stock Option Agreement. (3) (4)

10.8		Telik, Inc. Executive Officer Bonus Plan

10.9	*	Collaborative Research Agreement between Telik and Sankyo Company, Ltd., dated March 24, 1999, as amended. (1)

10.10	*	Collaboration Agreement between Telik and Sanwa Kagaku Kenkyusho Co., Ltd., dated December 20, 1996, as amended. (1)

10.11	*	License Agreement between Telik and Sanwa Kagaku Kenkyusho Co., Ltd., dated September 24, 1997, as amended. (1)

Exhibit Number		Description

10.12	*	Screening Services Agreement between Telik and Sanwa Kagaku Kenkyusho Co., Ltd., dated December 20, 1996, as amended. (1)

10.13	*	Third Amendment to Collaborative Agreement between Telik and Sanwa Kagaku Kenkyusho Co., Ltd., dated February 14, 2001. (5)

10.14	*	Third Amendment to Screening Services Agreement between Telik and Sanwa Kagaku Kenkyusho Co., Ltd., dated February 14, 2001. (5)

10.15	*	Second Amendment to License Agreement between Telik and Sanwa Kagaku Kenkyusho Co., Ltd., dated February 14, 2001. (5)

10.16	*	License Agreement between Telik and the University of Arizona, dated January 8, 2001. (5)

10.17		Consulting Agreement for Individual Consultants between Gail L. Brown, M.D. and Telik, dated October 20, 1998, as amended. (1)

10.18		Employment Agreement between Cynthia M. Butitta and Telik, dated February 1, 2002. (3) (5)

10.19		Employment Agreement between Michael M. Wick, M.D., Ph.D. and Telik, dated December 10, 1997, as amended. (1) (3)

10.20	*	Fourth Amendment to Screening Services Agreement between Telik and Sanwa Kagaku Kenkyusho Co., dated March 6, 2002. (7)

10.21		Lease between Telik and The Board of Trustees of the Leland Stanford Junior University, dated July 25, 2002. (8)

10.22		Master Lease Agreement between Telik and General Electric Capital Corporation, dated August 23, 2002, as amended. (8)

10.23		Master Security Agreement between Telik and General Electric Capital Corporation, dated August 23, 2002, as amended. (8)

10.24	†	Manufacturing Supply Agreement dated July 1, 2004, by and between Telik and Organichem Corporation. (9)

14.1		Telik, Inc. Code of Conduct. (10)

23.1		Consent of Independent Registered Public Accounting Firm.

24.1		Power of Attorney (included on the signature pages hereto)

31.1		Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2		Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1		Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	Confidential treatment has been granted for portions of this document. The information omitted pursuant to such confidential treatment order has been filed separately with the Securities and Exchange Commission.

†	Confidential treatment is pending for portions of this document. The information requested to be omitted pursuant to such confidential treatment order has been filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to exhibits to our Registration Statement on Form S-1, filed on April 4, 2000, as amended (File No. 333-33868).

(2)	Incorporated by reference to exhibits to our Annual Report on Form 10-K for the year ended December 31, 2001, as filed on March 27, 2002.

(3)	Management contract or compensatory arrangement.

(4)	Incorporated by reference to exhibits to our Registration Statement on Form S-8, as filed on August 30, 2000 (File No. 333-44826).

(5)	Incorporated by reference to exhibits to our Annual Report on Form 10-K for the year ended December 31, 2000 initially filed on March 28, 2001 as amended on Form 10-K/A, as filed on September 20, 2001.

(6)	Incorporated by reference to exhibits to our Current Report on Form 8-K dated November 2, 2001, as filed on November 5, 2002.

(7)	Incorporated by reference to exhibits to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, as filed on May 7, 2002.

(8)	Incorporated by reference to exhibits to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, as filed on November 13, 2002.

(9)	Incorporated by reference to exhibits to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 filed on November 8, 2004.

(10)	Incorporated by reference to exhibits to our Annual Report on Form 10-K for the year ended December 31, 2003, as filed on March 4, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELIK, INC.

/s/ CYNTHIA M. BUTITTA
Cynthia M. Butitta Chief Operating and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: March 3, 2006

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael M. Wick, M.D., Ph.D. and Cynthia M. Butitta, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MICHAEL M. WICK Michael M. Wick, M.D., Ph.D.	Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2006

/s/ CYNTHIA M. BUTITTA Cynthia M. Butitta	Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2006

/s/ EDWARD W. CANTRALL Edward W. Cantrall, Ph.D.	Director	March 3, 2006

/s/ MARY ANN GRAY Mary Ann Gray, Ph.D.	Director	March 3, 2006

/s/ ROBERT W. FRICK Robert W. Frick	Director	March 3, 2006

/s/ STEVEN R. GOLDRING Steven R. Goldring, M.D.	Director	March 3, 2006

Signature	Title	Date

/s/ RICHARD B. NEWMAN Richard B. Newman	Director	March 3, 2006

/s/ STEFAN RYSER Stefan Ryser, Ph.D.	Director	March 3, 2006

/s/ HERWIG VON MORZE Herwig von Morze, Ph.D.	Director	March 3, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Telik, Inc.

We have audited the accompanying balance sheets of Telik, Inc. as of December 31, 2005 and 2004, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Telik, Inc. at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with the U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Telik Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2006 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Palo Alto, California

March 1, 2006

TELIK, INC.

BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$127,971	$56,221
Short-term investments	75,876	80,630
Other receivables	687	517
Prepaids and other current assets	1,418	1,640

Total current assets	205,952	139,008
Property and equipment, net	5,042	5,269
Restricted investments	1,796	1,796
Other assets	556	60

Total assets	$213,346	$146,133

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,269	$4,697
Accrued clinical trial costs	11,509	7,719
Accrued compensation	4,049	3,349
Accrued liabilities	948	529
Deferred revenue	—	19
Current portion of capital leases and loans	901	1,339

Total current liabilities	18,676	17,652
Non-current portion of capital leases and loans	145	1,029
Other liabilities	—	1,108

Commitments

Stockholders’ equity:
Preferred stock, $0.01 par value: 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value: 100,000,000 shares authorized; shares issued and outstanding 52,038,850 in 2005 and 43,832,529 in 2004	520	438
Additional paid-in capital	507,585	363,872
Accumulated other comprehensive loss	(290)	(218)
Accumulated deficit	(313,290)	(237,748)

Total stockholders’ equity	194,525	126,344

Total liabilities and stockholders’ equity	$213,346	$146,133

See accompanying Notes to Financial Statements.

TELIK, INC.

STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,
	2005	2004	2003
Contract revenue from collaborations	$19	$163	$436

Operating costs and expenses:
Research and development	71,345	61,868	42,311
General and administrative	11,278	10,613	9,915

Total operating costs and expenses	82,623	72,481	52,226

Loss from operations	(82,604)	(72,318)	(51,790)
Interest income	7,193	2,702	1,303
Interest expense	(131)	(201)	(155)

Net loss	$(75,542)	$(69,817)	$(50,642)

Basic and diluted net loss per common share	$(1.47)	$(1.60)	$(1.38)

Shares used to calculate basic and diluted net loss per common share	51,249	43,701	36,812

See accompanying Notes to Financial Statements.

TELIK, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balances at December 31, 2002	35,567	$356	$216,715	$(607)	$30	$(117,289)	$99,205
Comprehensive loss:
Net loss	—	—	—	—	—	(50,642)	(50,642)
Change in unrealized gain on available for sale investments	—	—	—	—	20	—	20

Comprehensive loss							(50,622)
Issuance of common stock in follow-on public offering, net of issuance costs of $ 0.5 million	7,625	76	142,740	—	—	—	142,816
Common stock issued under stock option and purchase plans	391	4	2,214	—	—	—	2,218
Stock options issued to non-employees	—	—	266	—	—	—	266
Deferred stock compensation amortization, net of reversal for terminated employees	—	—	(95)	514	—	—	419

Balances at December 31, 2003	43,583	436	361,840	(93)	50	(167,931)	194,302
Comprehensive loss:
Net loss	—	—	—	—	—	(69,817)	(69,817)
Change in unrealized loss on available for sale investments	—	—	—	—	(268)	—	(268)

Comprehensive loss							(70,085)
Common stock issued under stock option and purchase plans	250	2	1,835	—	—	—	1,837
Stock options issued to non-employees	—	—	197	—	—	—	197
Deferred stock compensation amortization	—	—	—	93	—	—	93

Balances at December 31, 2004	43,833	438	363,872	—	(218)	(237,748)	126,344
Comprehensive loss:
Net loss	—	—	—	—	—	(75,542)	(75,542)
Change in unrealized loss on available for sale investments	—	—	—	—	(72)	—	(72)

Comprehensive loss							(75,614)
Issuance of common stock in follow-on public offering, net of issuance costs of $397,000	8,050	81	142,160				142,241
Common stock issued under stock option and purchase plans	156	1	1,553	—	—	—	1,554

Balances at December 31, 2005	52,039	$520	$507,585	$—	$(290)	$(313,290)	$194,525

See accompanying Notes to Financial Statements.

TELIK, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net loss	$(75,542)	$(69,817)	$(50,642)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,568	1,370	1,108
Amortization of deferred stock compensation	—	93	419
Stock options granted to non-employees	—	197	266
Forgiveness of notes receivable from related parties	—	—	29
Changes in assets and liabilities:
Other receivables	(170)	(163)	1,551
Prepaids and other current assets	222	(223)	(420)
Other assets	—	—	21
Accounts payable	(3,428)	2,074	(3,599)
Accrued liabilities	3,305	3,748	6,243
Deferred revenue	(19)	(6)	(386)

Net cash used in operating activities	(74,064)	(62,727)	(45,410)

Cash flows from investing activities:
Purchases of investments	(142,484)	(134,357)	(164,498)
Sales of investments	85,600	141,685	86,230
Maturities of investments	61,566	34,215	21,645
Transfer from restricted investments	—	—	2,000
Purchases of property and equipment	(1,341)	(1,251)	(3,978)

Net cash provided by (used in) investing activities	3,341	40,292	(58,601)

Cash flows from financing activities:
Proceeds from capital loans	—	1,091	1,688
Principal payments under capital leases and loans	(1,322)	(1,123)	(548)
Net proceeds from issuance of common stock	143,795	1,837	145,034

Net cash provided by financing activities	142,473	1,805	146,174

Net change in cash and cash equivalents	71,750	(20,630)	42,163
Cash and cash equivalents at beginning of period	56,221	76,851	34,688

Cash and cash equivalents at end of period	$127,971	$56,221	$76,851

Supplemental information:
Interest paid	$131	$201	$155

Non-cash financing activities:
Equipment acquired under capital leases	$—	$—	$839

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

Restricted Investments

Under certain operating lease agreements, we may be required from time to time to set aside cash as collateral. At December 31, 2005 and 2004, we had approximately $1.8 million of restricted investments related to such agreements.

Fair Value of Financial Instruments

The fair value of our cash equivalents and investments is based on quoted market prices. The fair value of capital lease obligations and loans is based on current interest rates available to us for debt instruments with similar terms, degrees of risk, and remaining maturities. The carrying amount of cash equivalents, investments and capital lease and loan obligations are considered to be representative of their respective fair value at December 31, 2005 and 2004.

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

Stock-based Compensation

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all stock-based compensation payments and supersedes our current accounting under APB 25. SFAS 123R is effective for all annual periods beginning after June 15, 2005. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to the adoption of SFAS 123R.

We issue stock options to our employees and outside directors and provide employees the right to purchase our stock pursuant to stockholder approved stock option and employee stock purchase programs. Until SFAS 123R became effective on January 1, 2006, we chose to continue to account for our stock-based compensation plans under the intrinsic value method of accounting as defined by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. For pro forma disclosures, the estimated fair value of the options is amortized over the vesting period, typically four years, and the estimated fair value of the stock purchases is amortized over the six-month purchase period. The following table illustrates the effect on net loss and net loss per common share if we had accounted for our stock option and stock purchase plans under the fair value method of accounting under Statement of Financial Accounting Standards, or SFAS, No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148:

	Years Ended December 31,
	2005	2004	2003
		(in thousands)
Net loss—as reported	$(75,542)	$(69,817)	$(50,642)
Add: Stock-based employee compensation expense included in reported net loss	—	93	419
Deduct: Total stock-based employee compensation expense under the fair value based method for all awards	(19,467)	(15,028)	(8,774)

Net loss—pro forma	$(95,009)	$(84,752)	$(58,997)

Basic and diluted net loss per common share—as reported	$(1.47)	$(1.60)	$(1.38)

Basic and diluted net loss per common share—pro forma	$(1.85)	$(1.94)	$(1.60)

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

	Stock Option Plans			Stock Purchase Plan
	2005	2004	2003	2005	2004	2003
Expected stock price volatility	66.6%	70.4%	77.1%	67.5%	78.9%	86.8%
Risk-free interest rate	3.96%	3.29%	2.99%	3.18%	1.34%	2.09%
Expected life (in years)	5.02	5.08	5.03	1.26	1.33	1.36
Expected dividend yield	—	—	—	—	—	—

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

Our adoption of SFAS 123R in the first quarter of 2006 will be applied on a modified prospective basis. We will recognize the compensation cost for stock-based awards issued after December 31, 2005 on an accelerated recognition method basis over the requisite service period for the entire award. Current estimates of option values using the Black Scholes method (as shown above) may not be indicative of results from valuation methodologies ultimately adopted. The adoption of SFAS 123R will have a material impact on our results of operations.

Comprehensive Income (Loss)

Components of other comprehensive income (loss), including unrealized gains and losses on available-for-sale investments, were included as part of total comprehensive income (loss). For all periods presented, we have disclosed comprehensive income (loss) in the statements of stockholders’ equity.

Net Loss per Common Share

Basic and diluted net loss per common share is computed by dividing net loss by the weighted average number of shares outstanding during the year.

The following table reflects options outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive.

	December 31,
	2005	2004	2003
Outstanding options	8,465,649	7,473,344	5,297,010

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 is a replacement of Accounting Principles Board Opinion No. 20 and FASB Statement No. 3. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 to significantly affect our financial condition or results of operations.

In June 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force in No. 05-6 (“EITF 05-6”). The Task Force reached a consensus that leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of the leasehold improvements are purchased. In addition, leasehold improvements acquired in a business combination should be amortized over the shorter of the useful lives of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition. EITF 05-6 is effective for leasehold improvements (within the scope of this issue) that are purchased or acquired in the reporting period beginning after June 29, 2005. Adoption of EITF 05-6 did not significantly affect our financial condition or results of operations.

2.     Cash and Cash Equivalents, Investments and Restricted Investments

The following is a summary of cash and cash equivalents, investments and restricted investments.

	December 31, 2005
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Certificate of deposits	$1,796	$—	$—	$1,796
Corporate notes	38,366	—	(8)	38,358
Commercial paper	113,289	28	—	113,317
Government notes	42,167	—	(310)	41,857
Cash and money market funds	10,315	—	—	10,315

Total	$205,933	$28	$(318)	$205,643

Reported as:
Cash and cash equivalents				$127,971
Short term investments				75,876
Restricted investments				1,796

Total				$205,643

	December 31, 2004
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Certificate of deposits	$1,796	$—	$—	$1,796
Corporate notes	29,146	—	(32)	29,114
Commercial paper	47,213	—	(1)	47,212
Government notes	53,699	6	(191)	53,514
Cash and money market funds	7,011	—	—	7,011

Total	$138,865	$6	$(224)	$138,647

Reported as:
Cash and cash equivalents				$56,221
Short term investments				80,630
Restricted investments				1,796

Total				$138,647

The net realized gains on sales of available-for-sales investments were not material for any period presented. Realized gains and losses were calculated based on the specific identification method.

The following is a summary of the cost and estimated fair value of available-for-sale securities at December 31, 2005 and 2004, classified by stated maturity date of the security:

	2005		2004
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Mature in less than one year	$153,713	$153,507	$105,964	$105,762
Mature in one to three years	13,609	13,525	1,744	1,728
Mature in over three years	26,500	26,500	22,350	22,350

Total	$193,822	$193,532	$130,058	$129,840

3.    Property and Equipment

Property and equipment consist of the following:

	December 31,
	2005	2004
	(in thousands)
Computer and lab equipment	$7,079	$6,476
Capitalized software	547	—
Office furniture and equipment	410	337
Leasehold improvements	3,219	3,196

	11,255	10,009
Less accumulated depreciation and amortization	(6,213)	(4,740)

Property and equipment, net	$5,042	$5,269

Property and equipment includes assets under capitalized leases at December 31, 2005 and 2004 of approximately $1.0 million. Accumulated amortization related to leased assets was approximately $920,000 and $614,000 at December 31, 2005 and 2004. We capitalized $547,000 of computer software costs as of December 31, 2005 of which approximately $61,000 was amortized for the same period.

We recorded the costs of computer software in accordance with AICPA Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” SOP 98-1 requires that certain internal-use computer software costs be capitalized and amortized over the useful life of the asset.

4.    Restricted Investments

As of December 31, 2005, $1.8 million of our total cash and cash equivalents was restricted, held in a certificate of deposit for specific purposes. Under our operating lease agreement for our headquarter located in Palo Alto, California, we are required to maintain a security deposit in the form of a letter of credit equal to approximately $1.8 million (see Note 5).

5.    Commitments

Capital Leases and Loans

At December 31, 2005, there were no draws available under our Master Lease and Master Security credit facilities of approximately $2.5 million. The lease and credit facilities, secured by equipment and tenant improvements and bearing interest rates between 4.3% and 11.5%, were fully utilized by the end of 2003. Pursuant to the terms of these credit facilities, we are required to maintain a balance of cash and investments of at least $20.5 million. In the event our cash and investments balance falls below $20.5 million, we are obligated to provide the lessor with a continuing irrevocable letter of credit from a financial institution acceptable to the lessor in an amount equal to 100% of the outstanding balance of all indebtedness and loans. At December 31, 2005, we were in compliance with the financial covenants.

At December 31, 2005, draws under our Loan and Security Agreement credit facility totaled approximately $1.5 million, bearing interest rates between 5.91% and 6.98%. The credit facility was fully utilized as of July 2004. Pursuant to the terms of the credit facility, we are required to maintain a balance of cash and investments with the lender of at least $5.0 million. At December 31, 2005, we were in compliance with this financial requirement.

As of December 31, 2005, payments under capital leases and loan are as follows:

	Capital Leases	Loans	Total
	(in thousands)
Year ending December 31:
2006	$264	$692	$956
2007	—	202	202

Total	$264	$894	1,158
Less amount representing interest			112

Present value of future payments			1,046
Reported as current portion			901

Non-current portion			$145

Operating Leases

In July 2002, we entered into a lease for a new research and office facility of approximately 92,000 square feet located at 3165 Porter Drive in Palo Alto, California. The term of the lease is approximately 11.5 years, commencing in January 2003 and terminating in May 2014. We have the option to extend the lease term for an additional term of five years. Under the terms of this lease, the lessor agreed to finance up to $5.0 million in leasehold improvements to be made to the facility. Our financial commitment for the full term of the Palo Alto lease is approximately $39.1 million, which includes repayment, over a period of 10 years, of $3.0 million of the total $5.0 million in leasehold improvements financed by the lessor. Under the original terms of the agreement the remaining $2.0 million in leasehold improvements financed by the lessor would be payable, subject to certain extension provisions, in a balloon payment at the commencement of the third year of the lease. Prior to this balloon payment, interest only payments were payable monthly on the outstanding balance of the remaining $2.0 million in leasehold improvements financed by the lessor. In January 2005, we renegotiated the payment term for the remaining $2 million balloon payment. The lessor agreed to amortize the amount owed at an interest rate of 6% over twelve months with equal monthly payments of principal and interest of approximately $172,000 through December 31, 2005. All amounts owed related to the remaining $2.0 million have been paid in full as of December 31, 2005. Pursuant to the terms of the lease, we are required to maintain a security deposit, in the form of a letter of credit equal to approximately $1.8 million. This letter of credit must be secured by either a deposit account or a securities account and at December 31, 2005, the security deposit is in the form of securities that are classified in the balance sheet as restricted investments. This collateral account is managed in accordance with our investment policy, and is restricted as to withdrawal.

We also have office equipment leases of approximately $134,000 with terms ranging from 36 months to 60 months.

Future minimum rental payments under the operating leases as of December 31, 2005 are as follows:

Operating Leases
(in thousands)
Year ending December 31,
2006	$3,331
2007	3,417
2008	3,496
2009	3,588
2010	3,696
Thereafter	12,810

Total	$30,338

Rent expense under operating leases was approximately $3.6 million in 2005, $3.3 million in 2004 and $4.1 million in 2003.

6.    Stockholders’ Equity

Follow-on Public Offerings

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

At December 31, 2005, 2004 and 2003 authorized and unissued shares of common stock for issuance under the 2000 Plan were 8,576,184, 7,130,031 and 5,736,094. At December 31, 2005, 2004 and 2003, 7,049,281, 6,078,679 and 3,900,947 options were outstanding under the 2000 Plan.

2000 Non-Employee Directors’ Stock Option Plan

In March 2000, we adopted the 2000 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”) and reserved a total of 300,000 shares of common stock for issuance thereunder. Each non-employee director at the initial public offering date was granted a NSO to purchase 20,000 shares of common stock, and each non-employee director who subsequently becomes a director of Telik will be automatically granted a NSO to purchase 20,000 shares of common stock on the date on which such person first becomes a director. Upon the day immediately following each annual stockholder meeting each non-employee director will automatically be granted a NSO to purchase 5,000 shares of common stock or an option to purchase an amount of shares prorated for the part of the year served as non-employee director. The exercise price of options under the Directors’ Plan will be equal to the fair market value of the common stock on the date of grant. The maximum term of the options granted under the Directors’ Plan is ten years. All grants under the Directors’ Plan will vest over a period of four years from date of grant, one fourth vesting one year after the date of the grant and thereafter the balance vesting monthly. The Directors’ Plan will terminate in March 2010 unless terminated earlier in accordance with the provisions of the Directors’ Plan. At December 31, 2005, 2004 and 2003 authorized and unissued shares of common stock for issuance under the Directors’ Plan were 251,459 for all periods. At December 31, 2005, 2004 and 2003, options outstanding under the Directors’ Plan were 230,000, 195,000 and 145,000.

2000 Employee Stock Purchase Plan

In March 2000, we adopted the 2000 Employee Stock Purchase Plan (the “Purchase Plan”). We reserved a total of 250,000 shares of our common stock for issuance under the Purchase Plan. In addition, the Purchase Plan provides for annual increases in the number of shares available for issuance under the Purchase Plan beginning January 1, 2001. The number of additional shares to be reserved automatically will be equal to the lesser of 150,000 shares, 1% of the outstanding shares on the date of the annual increase or such amount as may be determined by the Board of Directors. The Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock on the first day of the offering or 85% of the fair market value of our common stock on the purchase date. The initial offering period commenced on the effective date of the initial public offering, August 11, 2000. Through the end of December 31, 2005, we have issued a total of 399,112 shares under this plan, and 600,888 shares remain available for future issuance. The weighted average per share fair value for shares purchased under our Purchase Plan during 2005, 2004 and 2003 was $8.25, $6.36 and $5.33.

1996 Stock Option Plan

The 1996 Stock Option Plan (the “1996 Plan”) was adopted in April 1996. The terms are similar to the 2000 Plan. At December 31, 2005, 2004 and 2003, 1,186,368, 1,199,665 and 1,212,085 options were outstanding under the 1996 Plan. The 1996 Plan was terminated upon our initial public offering and no new options can be granted under this plan. The termination of the 1996 Plan had no effect upon outstanding options under the plan.

1988 Stock Option Plan

The 1988 Stock Option Plan (the “1988 Plan”) was adopted in February 1989. At December 31, 2005 and 2004, no options were outstanding. At December 31, 2003, 38,998 options were outstanding under the 1988 Plan. The 1988 Plan was terminated upon our initial public offering and no new options can be granted under this plan. The termination of the 1988 Plan had no effect upon outstanding options under the plan.

Stock Option Plan Activity Summary

A summary of activity under our stock option plans through December 31, 2005 is as follows:

	Shares Available for Grant	Outstanding Options
		Number of Shares	Weighted Avg. Price per Share
Balance, December 31, 2002	1,227,867	4,850,665	$7.24
Shares terminated, 1988 and 1996 plans	(35,087)	—	—
Authorized	1,500,000	—	—
Granted	(1,201,500)	1,201,500	$15.06
Exercised	—	(304,829)	$5.28
Cancelled	450,326	(450,326)	$8.88

Balance, December 31, 2003	1,941,606	5,297,010	$8.99
Authorized	1,500,000	—	—
Granted	(2,550,500)	2,550,500	$21.45
Exercised	—	(157,461)	$5.50
Cancelled	216,705	(216,705)	$18.32

Balance, December 31, 2004	1,107,811	7,473,344	$13.04
Authorized	1,500,000	—	—
Granted	(1,250,000)	1,250,000	$17.06
Exercised	—	(67,144)	$7.46
Cancelled	190,551	(190,551)	$19.02

Balance, December 31, 2005	1,548,362	8,465,649	$13.55

The weighted-average fair value of options granted during 2005, 2004 and 2003 was $10.01, $12.96 and $9.55. The weighted-average exercise price of options exercisable during 2005, 2004 and 2003 was $8.89, $6.94 and $4.88.

The following table summarizes information about the stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 1.00 – $ 2.00	1,186,368	2.64	$1.62	1,186,368	$1.62
$ 3.81 – $ 7.21	519,986	5.32	$5.30	519,986	$5.30
$ 8.25 – $11.00	1,542,062	5.94	$10.14	1,437,743	$10.13
$11.10 – $15.00	1,419,732	7.10	$12.59	983,484	$12.34
$15.01 – $18.86	1,775,750	9.04	$17.89	125,792	$18.09
$18.87 – $23.76	976,720	8.61	$19.91	211,846	$20.68
$24.13 – $29.04	1,045,031	8.06	$24.19	108,571	$24.40

$ 1.00 – $29.04	8,465,649	6.85	$13.55	4,573,790	$8.89

Deferred Compensation

During the years ended December 31, 2000 and 1999, in connection with options granted to employees, we recorded deferred stock compensation of $2.6 million and $260,000, representing the difference between the exercise price of the options and the deemed fair value of the common stock. These amounts were amortized to operations over the vesting periods of the options on a straight-line basis.

We had no deferred stock compensation in 2005 and recorded amortization of deferred stock compensation of approximately $93,000 and $419,000 for the years ended December 31, 2004 and 2003.

Reserved Shares

At December 31, 2005, common stock subject to future issuance is as follows:

1996 Stock option plan	1,186,368
2000 Equity incentive plan	8,576,184
2000 Non-employee directors’ stock option plan	251,459
2000 Employee stock purchase plan	600,888

10,614,899

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

	December 31,
	2005	2004
	(in thousands)
Deferred tax assets
Net operating loss carryforward	$105,464	$81,070
Tax credits	24,317	16,498
Capitalized research expenses	9,228	6,648
Other	803	794

Total deferred tax assets	139,812	105,010
Valuation allowance	(139,812)	(105,010)

Net deferred tax assets	$—	$—

The provision for income taxes differs from the expected tax expense amount computed by applying the statutory federal income tax rate to income (loss) before taxes as follows:

	December 31,
	2005	2004
	(in thousands)
Federal statutory tax expense	$(25,679)	$(23,737)
State tax, net of federal income tax benefit	(4,384)	(4,073)
Research and development credit	(4,922)	(3,453)
Valuation allowance	34,802	30,958
Other individually immaterial items	183	305

Provision for taxes	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $34.8 million and $31.0 million during 2005 and 2004.

As of December 31, 2005, we had net operating loss carryforwards of approximately $294.0 million for federal and $94.3 million for state income tax purposes. If not utilized, these carryforwards will begin to expire beginning in 2006 for federal purposes and 2006 for state purposes. Approximately $6.9 million of the federal and $4.6 million of the state net operating loss carryforwards represents the stock option deduction arising from activity under the Company’s stock option plan, the benefit of which will increase additional paid in capital when realized.

We have research credit carryforwards of approximately $16.3 million and $11.8 million for federal and state income tax purposes. If not utilized, the federal carryforwards will expire in various amounts beginning in 2006. The state credit can be carried forward indefinitely.

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

9.    Quarterly Financial Information (unaudited)

Selected quarterly financial information is summarized below (in thousands except per share amounts):

	2005				2004
Quarter ended	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
Total revenues	$—	$—	$—	$19	$44	$44	$44	$31

Operating costs and expenses:
Research and development	15,487	17,057	19,656	19,145	18,805	14,250	15,576	13,237
General and administrative	2,744	2,772	3,129	2,633	2,709	2,551	2,734	2,619

Total operating costs and expenses	18,231	19,829	22,785	21,778	21,514	16,801	18,310	15,856

Loss from operations	(18,231)	(19,829)	(22,785)	(21,759)	(21,470)	(16,757)	(18,266)	(15,825)
Interest income, net	1,992	1,901	1,834	1,335	708	695	540	558

Net loss	$(16,239)	$(17,928)	$(20,951)	$(20,424)	$(20,762)	$(16,062)	$(17,726)	$(15,267)

Net loss per common share, basic and diluted (1)	$(0.31)	$(0.34)	$(0.40)	$(0.42)	$(0.47)	$(0.37)	$(0.41)	$(0.35)
Weighted average shares used in computing net loss per common share, basic and diluted	52,028	51,995	51,964	48,966	43,777	43,714	43,691	43,621

(1)	Net loss per common share for each quarter are calculated as a discrete period; the sum of four quarters may not equal the calculated full year amount