Form 10-Q
period 2006-03-31
TELIK INC
filed 2006-05-05
CIK 1109196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO             .

COMMISSION FILE NUMBER: 0-31265

TELIK, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	93-0987903
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

3165 PORTER DRIVE, PALO ALTO, CA 94304

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (650) 845-7700

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

COMMON STOCK $0.01 PAR VALUE

(TITLE OF CLASS)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☒                                Accelerated Filer  ☐                                Non-accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class: Common Stock $0.01 par value	Outstanding at April 28, 2006: 52,253,223 shares

TELIK, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

TELIK, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2006	December 31, 2005
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$98,428	$127,971
Short-term investments	86,907	75,876
Other receivables	571	687
Prepaids and other current assets	1,424	1,418

Total current assets	187,330	205,952
Property and equipment, net	4,740	5,042
Restricted investments	1,796	1,796
Other assets	463	556

Total assets	$194,329	$213,346

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,961	$1,269
Accrued clinical trials	8,854	11,509
Accrued compensation	1,857	4,049
Accrued liabilities	990	948
Current portion of capital leases and equipment loans	659	901

Total current liabilities	14,321	18,676

Non-current portion of capital leases and equipment loans	66	145

Commitments
Stockholders’ equity:
Common stock, $0.01 par value, 100,000,000 shares authorized; shares issued and outstanding: 52,253,223 at March 31, 2006 and 52,038,850 at December 31, 2005	523	520
Additional paid-in capital	513,091	507,585
Accumulated other comprehensive loss	(306)	(290)
Accumulated deficit	(333,366)	(313,290)

Total stockholders’ equity	179,942	194,525

Total liabilities and stockholders’ equity	$194,329	$213,346

See accompanying Notes to Condensed Financial Statements.

TELIK, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Contract revenue from collaborations	$—	$19

Operating costs and expenses:
Research and development	17,658	19,145
General and administrative	4,509	2,633

Total operating costs and expenses	22,167	21,778

Loss from operations	(22,167)	(21,759)

Interest income	2,107	1,377
Interest expense	(16)	(42)

Net loss	$(20,076)	$(20,424)

Basic and diluted net loss per share	$(0.38)	$(0.42)

Shares used to calculate basic and diluted net loss per share	52,162	48,966

See accompanying Notes to Condensed Financial Statements.

TELIK, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(20,076)	$(20,424)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	442	363
Share-based compensation expense	3,623	—
Changes in assets and liabilities:
Other receivables	116	(159)
Prepaid expenses and other current assets	(6)	22
Accounts payable	692	806
Accrued clinical trials, compensation and other liabilities	(4,712)	(1,389)
Deferred revenue	—	(19)

Net cash used in operating activities	(19,921)	(20,800)

Cash flows from investing activities:
Purchases of investments	(19,042)	(63,753)
Sales of investments	3,000	16,550
Maturities of investments	4,995	13,037
Purchases of property and equipment	(140)	(342)

Net cash used in investing activities	(11,187)	(34,508)

Cash flows from financing activities:
Principal payments under capital leases and equipment loans	(321)	(326)
Proceeds from issuance of common stock	1,886	143,038

Net cash provided by financing activities	1,565	142,712

Net (decrease) increase in cash and cash equivalents	(29,543)	87,404
Cash and cash equivalents at beginning of period	127,971	56,221

Cash and cash equivalents at end of period	$98,428	$143,625

Supplementary information:
Interest paid	$16	$42

See accompanying Notes to Condensed Financial Statements.

TELIK, INC.

Notes to Condensed Financial Statements

(Unaudited)

1. Basis of presentation and summary of significant accounting policies

We have prepared the accompanying financial statements in accordance with U.S. generally accepted accounting principles , or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Exchange Act. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We believe all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included herein. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or any other period. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date. You should read these financial statements and notes in conjunction with our audited financial statements for the year ended December 31, 2005, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2006.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

Share-based employee compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standards No. 123R “Share-Based Payment” (“SFAS 123(R)”). We adopted the provisions of SFAS 123(R) on January 1, 2006. Accordingly, compensation cost for all share-based awards to employees is measured based on the grant date fair value of those awards and recognized over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). We have no awards with market or performance conditions. Effective January 1, 2006, SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

In November 2005, the FASB issued FASB Staff Position No. FAS123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FAS 123(R)-3”). We have adopted the simplified method to calculate the beginning balance of the additional paid-in-capital (or “APIC”) pool of the excess tax benefit, and to determine the subsequent impact on the APIC pool and Condensed Statements of Cash Flows of the tax effects of employee stock-based compensation awards that were outstanding upon our adoption of SFAS 123(R).

We adopted SFAS 123(R) using the modified prospective transition method, which provides for certain changes to the method for valuing share-based compensation. The valuation provisions of SFAS 123(R) apply to new awards and to awards that are outstanding at the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Our financial statements as of and for the quarter ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our financial statements for prior periods were not restated to reflect, and do not include, any share-based compensation expense associated with employee stock awards.

Share-based compensation expense is based on the fair value of that portion of employee stock options that is ultimately expected to vest during the period. Share-based compensation expense recognized in our statement of operations for the first quarter of fiscal 2006 included compensation expense for share-based awards granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and share-based awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with SFAS 123(R). For stock options granted after January 1, 2006, the fair value of each award is amortized using the straight-line single-option method. For share awards granted prior to 2006, the fair value of each award is amortized using the accelerated multiple-option valuation method prescribed by SFAS 123. Share-based compensation expense is based on awards ultimately expected to vest, therefore, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated to be approximately 9% in the first quarter of fiscal 2006 based on our historical experience. In our pro forma information required under SFAS 123 for the periods prior to 2006, we accounted for forfeitures as they occurred.

Total estimated share-based compensation expense, related to all of our share-based awards, recognized under SFAS 123(R) was comprised of the following:

(In thousands except per share amount)	Three Months Ended March 31, 2006
Research and development	$2,275
General and administrative	1,348

Share-based compensation expense before taxes	3,623
Related income tax benefits	—
Effect of share-based compensation expense on net loss	$3,623

Share-based compensation expense per basic and diluted common share	$(0.07)

Since we have a net operating loss carryforward as of March 31, 2006, no excess tax benefits for the tax deductions related to share-based compensation expense were recognized in our statement of operations. Additionally, no incremental tax benefits were recognized from stock options exercised in the quarter ended March 31, 2006, which would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities. No share-based compensation expense was recognized during the quarter ended March 31, 2005. As of March 31, 2006, $22.0 million of total unrecognized compensation costs, net of forfeitures, related to non-vested awards is expected to be recognized over a weighted average period of 2.52 years.

We grant stock options to our employees, outside directors and consultants and provide employees the right to purchase our stock pursuant to stockholder approved stock option and employee stock purchase plans. As of March 31, 2006, we had four equity incentive plans (the “Plans”): the 2000 Equity Incentive Plan, the 2000 Non-Employee Directors’ Stock Option Plan, the 1996 Stock Option Plan and the 2000 Employee Stock Purchase Plan. Under the Plans we had an aggregate of 12,050,526 shares of our common stock reserved for issuance as of March 31, 2006. Of those shares, 8,994,903 shares were subject to outstanding options and 3,055,623 shares were available for future grants of share-based awards.

2000 Equity Incentive Plan. Options granted under the 2000 Equity Incentive Plan (the “2000 Plan”)may be either incentive stock options (“ISOs”) or nonstatutory stock options (“NSOs”). For ISOs and NSOs, the option price shall be at least 100% and 85%, respectively, of the closing price of our common stock on the date of the grant, or in the event there is no public market for our common stock, of the fair value on the date of the grant, as determined by our board of directors. Options generally vest over a period of four years from the date of grant, one fourth vesting one year after the date of the grant and the balance vesting monthly thereafter. Options granted under the 2000 Plan expire no later than 10 years from the date of grant.

2000 Non-Employee Directors’ Stock Option Plan. Under the 2000 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”), each non-employee director who becomes a director of Telik is entitled to receive nonstatutory stock options grants. The exercise price of options under the Directors’ Plan will be equal to the fair market value of the common stock on the date of grant. The maximum term of the options granted under the Directors’ Plan is 10 years. All grants under the Directors’ Plan will vest over a period of four years from date of grant, one fourth vesting one year after the date of the grant and thereafter the balance vesting monthly.

1996 Stock Option Plan. The 1996 Stock Option Plan (the “1996 Plan”) was adopted in April 1996. The terms are similar to the 2000 Plan. The 1996 Plan was terminated upon our initial public offering on August 11, 2000, and no new options can be granted under this plan. The termination of the 1996 Plan had no effect upon outstanding options under the plan.

2000 Employee Stock Purchase Plan. Our 2000 Employee Stock Purchase Plan (the “Purchase Plan”) permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock on the first day of the offering or 85% of the fair market value of our common stock on the purchase date. Through the end of March 31, 2006, we have issued a total of 440,187 shares under the Purchase Plan, and 709,813 shares remain available for future issuance.

The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option pricing model (“Black-Scholes model”) that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of our common stock and other factors. The expected term of options granted is based on the simplified method in accordance with the SEC’s Staff Accounting Bulletin No. 107 (“SAB 107”) as our historical share option exercise experience does not provide a reasonable basis for estimation. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. Assumptions used in the Black-Scholes model were as follows:

	Three Months Ended March 31, 2006
	Stock Option Plans	Stock Purchase Plan
Expected volatility	63.1%	35.6% – 38.8%
Risk-free interest rate	4.56%	4.58% – 4.74%
Expected life (in years)	6.08	0.5 – 1.5
Expected dividend yield	—	—

A summary of option activity under our plans as of March 31, 2006 is presented below.

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in millions)
Outstanding at December 31, 2005	8,465,649	$13.55
Granted	737,500	$20.12
Exercised	(173,298)	$7.71
Forfeited or expired	(34,948)	$19.57

Outstanding at March 31, 2006	8,994,903	$14.17	6.93	$53.0

Exercisable at March 31, 2006	5,089,704	$10.61	5.55	$47.6

The weighted average grant-date fair value of options granted during the quarters ended March 31, 2006 and 2005 were $12.50 per share and $11.07 per share. The total intrinsic value of options exercised during the quarters ended March 31, 2006 and 2005 were $2,070,622 and $214,813.

A summary of the status of our non-vested stock options as of March 31, 2006 is presented below.

	Number of shares	Weighted average grant- date fair value per share
Non-vested at December 31, 2005	3,891,859	$11.40
Granted	737,500	$12.50
Vested	(689,212)	$13.05
Forfeited or expired	(34,948)	$12.11

Non-vested at March 31, 2006	3,905,199	$11.31

The total fair value of shares vested during the quarters ended March 31, 2006 and 2005 were $9.0 million and $3.7 million.

Pro Forma Information under SFAS 123. Prior to January 1, 2006, we accounted for share-based awards to employees using the intrinsic value method in accordance with APB 25 and related interpretations and provided the required pro forma disclosures of SFAS 123. Under the intrinsic value method, no share-based compensation expense was recognized in our statement of operations for share-based awards to employees, because the exercise price of our stock options granted to employees equaled the fair market value of the underlying stock at the date of grant. The following table summarizes the pro forma effect on our net loss and per share data if we had applied the fair value recognition provisions of SFAS 123 to share-based employee compensation.

(in thousands except per share amounts)	Three Months Ended March 31, 2005
Net loss – as reported	$(20,424)
Add: Stock-based employee compensation included in reported net loss	—
Deduct: Total stock-based employee compensation expense under the fair value based method for all awards	(4,780)

Net loss – pro forma	$(25,204)

Basic and diluted net loss per share – as reported	$(0.42)

Basic and diluted net loss per share – pro forma	$(0.51)

For employee stock options granted during the quarter ended March 31, 2005, we determined pro forma compensation expense using the Black-Scholes model and the following assumptions: (1) expected volatility of 67.9%, (2) expected term of 5.0 years, (3) risk-free interest rate of 4.0% and (4) expected dividend yield of 0%. The weighted average fair value of options granted during the quarter ended March 31, 2005 was $11.07 per share. For common stock purchased by our employees through our employee stock purchase plan the following assumptions were used: (1) expected volatility of 70.4%, (2) expected term of 1.39 years, (3) risk-free interest rate of 2.69% and (4) expected dividend yield of 0%.

We account for stock options granted to non-employees in accordance with Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” (“EITF 96-18”). Under EITF 96-18, we determine the fair value of the stock options granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

2. Comprehensive loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes changes in unrealized gains (losses) on investments. Comprehensive loss for the three months ended March 31, 2006 and 2005 were as follows:

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Net loss	$(20,076)	$(20,424)
Changes in unrealized losses on investments	(16)	(207)

Comprehensive loss	$(20,092)	$(20,631)

3. Basic and diluted net loss per share

We have computed net loss per share according to SFAS No. 128, “Earnings Per Share,” which requires disclosure of basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of options, shares subject to repurchase, warrants and convertible securities. Diluted earnings per share includes the impact of potentially dilutive securities.

Outstanding options to purchase an aggregate of 8,994,903 and 7,960,004 shares of our common stock for the three months ending March 31, 2006 and 2005 were excluded from diluted net loss per common share calculations because inclusion of such options would have an anti-dilutive effect on losses in these periods.

4. Cash, cash equivalents, investments and restricted investments

The following is a summary of cash and cash equivalents, investments and restricted investments:

	March 31, 2006
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Certificate of deposits	$1,796	$—	$—	$1,796
Corporate notes	36,100	—	—	36,100
Commercial paper	87,716	18	—	87,734
Government notes	53,620	—	(324)	53,296
Cash and money market funds	8,205	—	—	8,205

Total	$187,437	$18	$(324)	$187,131

Reported as:
Cash and cash equivalents				$98,428
Short term investments				86,907
Restricted investments				1,796

Total				$187,131

	December 31, 2005
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Certificate of deposits	$1,796	$—	$—	$1,796
Corporate notes	38,366	—	(8)	38,358
Commercial paper	113,289	28	—	113,317
Government notes	42,167	—	(310)	41,857
Cash and money market funds	10,315	—	—	10,315

Total	$205,933	$28	$(318)	$205,643

Reported as:
Cash and cash equivalents				$127,971
Short term investments				75,876
Restricted investments				1,796

Total				$205,643

The net realized gains on sales of available-for-sale investments were not material for the three months ended March 31, 2006 and 2005. Realized gains and losses were calculated based on the specific identification method.

The following is a summary of the cost and estimated fair value of available-for-sale securities at March 31, 2006 and December 31, 2005, classified by stated maturity date of the security:

	March 31, 2006		December 31, 2005
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Mature in less than one year	$132,094	$131,901	$153,713	$153,507
Mature in one to three years	17,842	17,729	13,609	13,525
Mature in over three years	27,500	27,500	26,500	26,500

Total	$177,436	$177,130	$193,822	$193,532

5. Property and equipment, net

Property and equipment consist of the following:

	March 31, 2006	December 31, 2005
	(in thousands)
Computer and lab equipment	$7,207	$7,079
Capitalized software	547	547
Office furniture and fixtures	412	410
Leasehold improvements	3,226	3,219

	11,392	11,255
Less accumulated depreciation and amortization	(6,652)	(6,213)

Property and equipment, net	$4,740	$5,042

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Statements of Expected Future Performance

This Quarterly Report on Form 10-Q contains statements indicating expectations about future performance and other forward-looking statements that involve risks and uncertainties. We usually use words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “future,” “intend,” “potential,” or “continue” or the negative of these terms or similar expressions to identify forward-looking statements. These statements appear throughout this Quarterly Report on Form 10-Q and are statements regarding our current intent, belief or expectation, primarily with respect to our operations and related industry developments. Examples of these statements include, but are not limited to, statements regarding the following: the implications of positive interim results of our Phase 2 clinical trials, the progress of our research programs, including clinical testing, the extent to which our issued and pending patents may protect our products and technology, our ability to identify new product candidates using TRAP technology (our proprietary Target-Related Affinity Profiling technology), the potential of such product candidates to lead to the development of safer or more effective therapies, our ability to develop the technology derived from our collaborations, our anticipated timing for filing additional Investigational New Drug applications, or INDs, with the United States Food and Drug Administration, or FDA, or for the initiation or completion of Phase 1, Phase 2 or Phase 3 clinical trials for any of our product candidates, our future operating expenses, our future losses, our future expenditures for research and development and the sufficiency of our cash resources. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Part II, Item 1A of this Quarterly Report on Form 10-Q.

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 3, 2006.

“Telik,” the Telik logo, TRAP, TELCYTA and TELINTRA are trademarks of Telik, Inc. All other brand names or trademarks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

Overview

Telik is engaged in the discovery, development and commercialization of small molecule drugs. We have incurred net losses since inception and expect to incur substantial and increasing losses for the next several years as we expand our research and development activities and move our product candidates into later stages of development. As of March 31, 2006, we had an accumulated deficit of $333.4 million.

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

Clinical Status

TELCYTA, our lead product candidate, is a small molecule tumor-activated cancer product candidate that we are evaluating initially to treat cancers that are resistant to standard chemotherapy drugs. We have three on-going Phase 3 registration trials with TELCYTA. The first Phase 3 clinical trial (ASSIST-1) is for the treatment of advanced ovarian cancer. The second Phase 3 clinical trial (ASSIST-2) is for the treatment of advanced non-small cell lung cancer. The third Phase 3 clinical trial (ASSIST-3) evaluates TELCYTA in combination with carboplatin for the treatment of second-line platinum resistant or refractory ovarian cancer. We plan to initiate a fourth Phase 3 clinical trial (ASSIST-5) in the second quarter of 2006 that evaluates TELCYTA in combination with liposomal doxorubicin (Doxil/Caelyx) versus liposomal doxorubicin (Doxil/Caelyx) as second line therapy in platinum refractory or resistant ovarian cancer.

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

TELINTRA, our second product candidate, is a small molecule bone marrow stimulant we are developing for the treatment of blood disorders associated with low blood cell levels, such as neutropenia or anemia. Our Phase 2 clinical trial in patients with MDS, a pre-leukemic condition, is completed and has not identified a dose limiting toxicity. MDS is a disease characterized by defects in the blood-producing cells of the bone marrow, in which low blood cell levels occur. We announced positive clinical results at the American Society of Hematology annual meeting in December 2005. In this study, clinically significant improvement was observed across all major MDS subtypes and in all blood cell lineages. TELINTRA was well-tolerated in this predominantly elderly patient population. We initiated a new Phase 2 study in MDS using a tablet formulation in February 2006.

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

Share-based compensation expense

We grant stock options to our employees, outside directors and consultants and provide employees the right to purchase our stock pursuant to stockholder approved stock option and employee stock purchase plans. The benefits provided under these plans are share-based payments subject to the provisions of revised Statement of Financial Accounting Standards No. 123, “Share-Based Payment” (“SFAS 123 (R)”). Effective January 1, 2006, we adopted SFAS 123(R) and use the fair value method to account for share-based payments following the modified prospective method of adoption which provides for certain changes to the method for valuing share-based compensation. The valuation provisions of SFAS 123(R) apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Under the modified prospective method of adoption, prior periods are not revised for comparative purposes. Total compensation cost for our share-based payments recognized in the first quarter of 2006 was $3.6 million. There was no stock-based compensation expense related to employee stock options and employee stock purchases recognized in the first quarter of 2005. As of March 31, 2006, $22.0 million of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of 2.52 years.

The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option pricing model (“Black-Scholes model”) that uses assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected volatility, expected term, risk-free interest rate and expected dividends. Expected volatilities are based on historical volatility of our common stock and other factors. The expected term of options granted is based on the simplified method in accordance with the SEC’s Staff Accounting Bulletin No. 107 (“SAB 107”) as our historical share option exercise experience does not provide a reasonable basis for estimation. The risk-free interest rates are based on the U.S. Treasury yield in effect at the time of the grant. Since we do not expect to pay dividends on our common stock in the foreseeable future, we estimated the dividend yield to be 0%. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimate pre-vesting forfeitures based on our historical experience. The weighted-average estimated value of employee stock options granted during the three months March 31, 2006 was $12.50 per share using the Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended March 31, 2006
	Stock Option Plans	Stock Purchase Plan
Expected volatility	63.1%	35.6% – 38.8%
Risk-free interest rate	4.56%	4.58% – 4.74%
Expected life (in years)	6.08	0.5 – 1.5
Expected dividend yield	—	—

If factors change and we develop different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period. There is a high degree of subjectivity involved when using option pricing models to estimate share-based compensation under SFAS 123(R). Because changes in the subjective input assumptions can materially affect our estimates of fair values of our share-based compensation, in our opinion, existing valuation models, including the Black-Scholes and lattice binomial models, may not provide reliable measures of the fair values of our share-based compensation. Consequently, there is a risk that our estimates of the fair values of our share-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, early termination or forfeiture of those share-based payments in the future. Certain share-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, values may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values. Although the fair value of employee share-based awards is determined in accordance with SFAS 123(R) and SAB 107 using an option- pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

The guidance in SFAS 123 (R) and SAB 107 is relatively new, and best practices are not well established. The application of these principles may be subject to further interpretation and refinement over time. There are significant differences among valuation models. Theoretical valuation models and market-based methods are evolving and may result in lower or higher fair value estimates for share-base compensation. This may result in a lack of comparability with other companies that use different models, methods and assumptions.

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

Results of operations

Revenues

	Three Months Ended March 31,
	2006	2005	% Change
	(in thousands, except percentage)
Revenues	$—	$19	(100)%

Revenue in the three months ended March 31, 2005 resulted from our collaborative agreement and the completion of our compound identification revenue amortization with Hoffman La-Roche, Inc. There was no collaborative research agreements in the three months ended March 31, 2006.

We expect near-term revenues to fluctuate primarily depending upon the extent to which we enter into new collaborative research agreements and the amounts of payments relating to such agreements.

Research and development expenses

Research and development expenses for the three months ended March 31, 2006 and 2005 were $17.7 million and $19.1 million. Our research and development activities consist primarily of drug development, clinical supply manufacturing, clinical activities, discovery research, screening and identification of product candidates and preclinical studies. We group these activities into two major categories: “research and preclinical” and “clinical development.”

The approximate costs associated with research and preclinical and clinical development activities were as follows:

	Three Months Ended March 31,
	2006	2005	% Change
	(In thousands, except percentages)
Research and preclinical	$5,533	$4,724	17%
Clinical development	12,125	14,421	(16)%

Total research and development	$17,658	$19,145	(8)%

The decrease of 8%, or $1.5 million, in research and development expenses for the three months ended March 31, 2006 compared to the same period in 2005 was principally due to the following:

•	decreased costs associated with our Phase 3 clinical trials in ovarian cancer and non-small cell lung cancer of approximately $5.6 million as a result of the completion of patient enrollment in our ASSIST-1 and ASSIST-2 clinical trials partially offset by increased costs of approximately $0.9 million due to our on-going ASSIST-3 clinical trial and initial start-up costs related to our ASSIST-5 clinical trial;

•	approximately $1.1 million associated with headcount growth and increased expenses to support clinical activities; and

•	share-based compensation expense of approximately $2.3 million.

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

The following table summarizes our principal product candidate development initiatives, including the related stages of development for each product in development and the research and development expenses recognized in connection with each product candidate. The information in the column labeled “Estimated or Actual Completion of Enrollment” is our current estimate of the timing of completion of enrollment. The actual timing of completion of enrollment could differ materially from the estimates provided in the table. For a discussion of the risks and uncertainties associated with the timing of completing a product development phase, see the risk factors “All of our product candidates are in research and development. If clinical trials of TELCYTA or TELINTRA are delayed or unsuccessful or if we are unable to complete the preclinical development of our other preclinical product candidates, our business may suffer,” “If we do not obtain regulatory approval to market products in the United States and foreign countries, we or our collaborators will not be permitted to commercialize our product candidates,” “As our product programs advance, we will need to hire additional scientific and management personnel. Our research and development efforts will be seriously jeopardized if we are unable to attract and retain key personnel,” and “If we are unable to enter into or maintain existing contracts with third parties to manufacture our product candidates or any products that we may develop in sufficient quantities and at an acceptable cost, clinical development of product candidates could be delayed and we may be unable to meet demand for any products that we may develop and lose potential revenue” as described in Part II, Item 1A Risk Factors below.

Product	Description	Phase of Development	Estimated or Actual Completion of Enrollment	Related R&D Expenses Three Months Ended March 31,
				2006	2005
				(in thousands)
TELCYTA				$11,936	$13,806
	Ovarian, ASSIST-1	Phase 3	2004
	Non-small cell lung, ASSIST-2	Phase 3	2005
	Ovarian, ASSIST-3	Phase 3	2006
	Ovarian, ASSIST-5	Phase 3	2007
	Combination (with other drugs)	Phase 2	2006

TELINTRA	MDS	Phase 1-2	2005	994	1,301
	MDS tablet formulation	Phase 2	2007
Other (1)				4,728	4,038

Total research and development expense				$17,658	$19,145

(1)	“Other” constitutes research and development activities performed by our Chemistry, Biology, preclinical and Quality Assurance departments as these costs cannot be allocated to any individual project.

The largest component of our total operating expenses is our on-going investments in our research and development activities and, in particular, the clinical development of our product candidate pipeline. The process of conducting the clinical research necessary to obtain FDA approval is costly and time consuming. Current FDA requirements for a new human drug to be marketed in the United States include:

•	the successful conclusion of preclinical laboratory and animal tests, if appropriate, to gain preliminary information on the drug product candidate’s safety;

•	filing with the FDA of an IND, to conduct initial human clinical trials for drug candidates;

•	the successful completion of adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug product candidate; and

•	filing by us and acceptance and approval by the FDA of a New Drug Application, or NDA, for a drug product candidate to allow commercial distribution of the drug.

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

General and administrative expenses

	Three Months Ended March 31,		% Change
	2006	2005
	(In thousands, except percentage)
General and administrative	$4,509	$2,633	71%

The increase of 71%, or $1.9 million, in general and administrative expenses for the three months ended March 31, 2006 compared to the same period in 2005 was primarily due to share-based compensation expense of $1.3 million, increased expenses necessary to manage the growth of our operations of $296,000 and approximately $231,000 in marketing expenses due to increased marketing program activities for TELCYTA.

We expect future general and administrative expenses to increase in support of expanded business activities including costs associated with our marketing efforts to support our commercialization strategy for TELCYTA.

Interest income and interest expense

	Three Months Ended March 31,		% Change
	2006	2005
	(In thousands, except percentages)
Interest income	$2,107	$1,377	53%
Interest expense	$16	$42	(62)%

Interest income of $2.1 million and $1.4 million for the three months ended March 31, 2006 and 2005 resulted primarily from earnings on investments. The increase in net interest income of $730,000 in the first three months of 2006 compared to the same period in 2005 was due to higher average interest rates in 2006 and higher principal balances of our investments as a result of $142.2 million in net proceeds obtained from our follow-on offering in February 2005.

Interest expense was $16,000 and $42,000 for the three months ended March 31, 2006 and 2005. The decrease in interest expense in the first three months of 2006 compared to the same period in 2005 was a result of no new borrowings since 2004 and payments on our lease and loan obligations. We expect interest expenditures to continue to decrease in the future as we pay down our lease and loan obligations.

Liquidity and capital resources

	2006	2005
	(In millions, except ratios)
March 31:
Cash, cash equivalents, investments and restricted cash	$187.1	$260.0
Working capital	$173.0	$243.1
Current ratio	13.1:1	14.9:1

Three months ended March 31:
Cash (used in) / provided by:
Operating activities	$(19.9)	$(20.8)
Investing activities	$(11.2)	$(34.5)
Financing activities	$1.6	$142.7
Capital expenditures (included in investing activities above)	$(0.1)	$(0.3)

Sources and Uses of Cash. Due to the significant research and development expenditures and the lack of any approved products to generate revenue, we have not been profitable and have generated operating losses since we incorporated in 1988. As such, we have funded our research and development operations through sale of equity securities, non-equity payments from corporate partners, interest earned on investments and equipment lease and loan financings. At March 31, 2006, we had available cash, cash equivalents, investments and restricted investments of $187.1 million. Our cash and investment balances are held in a variety of interest-bearing instruments including obligations of U.S. government agencies, high-grade corporate and municipal bonds, commercial paper, auction rate securities and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk.

Cash Flows from Operating Activities. Cash used in operations for the three months ended March 31, 2006 was $19.9 million compared with $20.8 million for the same period in 2005. Net loss of $20.2 million in 2006 included non-cash charges of $3.6 million for share-based compensation and $442,000 for depreciation and amortization. Cash used in operations was further impacted by decreases of $2.2 million in accrued compensation expense primarily due to bonus payouts and $2.6 million in accrued clinical trial payments related primarily to our Phase 3 clinical trials. Cash outflows in 2006 were offset by an increase of $692,000 in accounts payable. Cash used in operations for the same period in 2005 consisted of net loss of $20.4 million and included non-cash charges of $363,000 for depreciation and amortization. Cash used in operations for the same period was further impacted by decreases of $1.8 million in accrued compensation expense due to bonus payouts and $401,000 in deferred rent expense. Cash outflows were offset by increases of $806,000 in accounts payable and $685,000 in accrued clinical trial expenses related primarily to our Phase 3 clinical trials.

Cash Flows from Investing Activities. Cash used in investing activities for the three months ended March 31, 2006 was $11.2 million compared with cash used in investing activities of $34.5 million for the same period in 2005. Cash used for the three months ended March 31, 2006 was primarily for $19.0 million in purchases of short-term available-for-sale investments offset by $8.0 million in sales and maturities of investments. Capital expenditures for the same period were $140,000 primarily for laboratory, office and computer equipment purchases. Cash used for the three months ended March 31, 2005 was primarily for $63.8 million in purchases of short-term available-for-sale investments offset by $29.6 million in sales and maturities of investments. Capital expenditures for the same period were $342,000 primarily for laboratory and computer equipment purchases.

Cash Flows from Financing Activities. Cash provided by financing activities for the three months ended March 31, 2006 was approximately $1.6 million compared with $142.7 million for the same period in 2005. Financing activities for the three months ended March 31, 2006 included $1.9 million in proceeds from stock option exercises and our employee stock purchase plan, offset in part by $321,000 in payments under capital leases and equipment loans. Financing activities for the three months ended March 31, 2005 included approximately $142.2 million in net proceeds from our follow-on public offering of common stock completed in February 2005.

Working Capital. Working capital decreased to $173.0 million at March 31, 2006 from $243.1 million at March 31, 2005. The decrease in working capital was primarily due to our use of cash in operations due to the expansion of our TELCYTA development program and costs associated with headcount growth.

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

Our future contractual obligations at March 31, 2006 were as follows:

	Total	2006	2007-2008	2009-2010	After 2010
	(In thousands)
Capital lease obligations	$189	$189	$—	$—	$—
Equipment loans	631	429	202	—	—
Operating leases	29,505	2,498	6,913	7,284	12,810

Total contractual cash obligations	$30,325	$3,116	$7,115	$7,284	$12,810

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

The table below presents the principal amounts and weighted-average interest rates by year of stated maturity for our investment portfolio:

	2006	2007	2008 and Beyond	Total	Fair Value at March 31, 2006
	(In thousands, except percentages)
Available-for-sale securities	$124,131	$20,307	$32,998	$177,436	$177,130
Average interest rate	4.43%	4.41%	4.97%	4.53%

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures. Based on our management’s evaluation (with the participation of our chief executive officer and chief financial officer), our chief executive officer and chief financial officer have concluded that, subject to limitations described below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), were effective as of March 31, 2006 to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in internal control. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

Included below is a description of risk factors related to our business to enable readers to assess, and be appropriately apprised of, many of the risks and uncertainties applicable to the forward-looking statements made in this Quarterly Report on Form 10-Q. The risks and uncertainties set forth below are not all of the risks and uncertainties facing our business, but we do believe that they reflect the more important ones. You should carefully consider these risk factors as each of these risks could adversely affect our business, operating results and financial condition. Given these risks and uncertainties, you are cautioned not to place undue reliance on forward-looking statements.

The risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC on March 3, 2006, are set forth below. These risk factors have not substantively changed, except for those identified by asterisk and restated below.

We have a history of net losses, which we expect to continue for the next several years. We will never be profitable unless we develop, and obtain regulatory approval and market acceptance of, our product candidates.*

Due to the significant research and development expenditures required to develop our TRAP technology and identify new product candidates, and the lack of any products to generate revenue, we have not been profitable and have incurred operating losses since we were incorporated in 1988. As of March 31, 2006, we had an accumulated deficit of $333.4 million. We expect to incur losses for the next several years as we continue our research and development activities and incur significant clinical testing costs. We do not anticipate that we will generate product revenue for several years. Our losses, among other things, have caused and will cause our stockholders’ equity and working capital to decrease. To date, we have derived substantially all of our revenues, which have not been significant, from project initiation fees and research reimbursement paid pursuant to existing collaborative agreements with third parties and achievement of milestones under current collaborations. We expect that this trend will continue until we develop, and obtain regulatory approval and market acceptance of, our product candidates, if at all. We may never generate product revenue sufficient to become profitable.

All of our product candidates are in research and development. If clinical trials of TELCYTA or TELINTRA are delayed or unsuccessful or if we are unable to complete the preclinical development of our other preclinical product candidates, our business may suffer.*

Preclinical testing and clinical trials are long, expensive and uncertain processes. It may take us or our collaborators several years to complete this testing, and failure can occur at any stage of the process. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and interim results of clinical trials do not necessarily predict final results. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier clinical trials.

TELCYTA has to date been evaluated in Phase 1 and Phase 2 clinical trials. We have three ongoing Phase 3 registration trials of TELCYTA. These Phase 3 clinical trials test TELCYTA against a control arm consisting of currently established standard drug treatments for ovarian and lung cancers. Changes in standards of care during our Phase 3 clinical trials may cause us to, or the FDA may require us to, perform additional clinical testing of TELCYTA against a different control arm prior to filing an NDA, for marketing approval. Our short-term success depends to a significant extent on the outcome of these trials. If the results of one or more of these trials do not demonstrate sufficient efficacy to support our NDA, then our business may suffer.

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

TRAP, our proprietary drug discovery technology, is a relatively new drug discovery method that uses a protein panel of approximately 20 proteins selected for their distinct patterns of interacting with small molecules. This panel may lack essential types of interactions that we have not yet identified, which may result in our inability to identify active compounds that we could potentially develop into commercially viable drugs.

If we are unable to raise adequate funds in the future, we will not be able to continue to fund our operations, research programs, preclinical testing and clinical trials to develop our product candidates.*

The process of carrying out the development of our own unpartnered product candidates to later stages of development and developing other research programs to the stage that they may be partnered will require significant additional expenditures, including the expenses associated with preclinical testing, clinical trials and obtaining regulatory approval. We believe that our existing cash and investment securities will be sufficient to support our current operating plan until the end of 2007. Changes in our research and development plans or other changes affecting our operating expenses may affect actual future consumption of existing cash resources as well. In any event, we will require substantial additional financing to fund our operations in the future. We do not know whether additional financing will be available when needed or that, if available, we will obtain financing on terms favorable to our stockholders. As of March 31, 2006, our accumulated deficit was $333.4 million, and we expect capital outlays and operating expenditures to increase over the next several years as we expand our clinical, research and development activities. The extent of any actual increase in operating or capital spending will depend in part on the clinical success of our product candidates. If we fail to raise adequate funds on terms acceptable to us, if at all, we will not be able to continue to fund our operations, research programs, preclinical testing and clinical trials.

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

If we do not obtain regulatory approval to market products in the United States and foreign countries, we or our collaborators will not be permitted to commercialize our product candidates.*

Even if we are able to achieve success in our preclinical testing, we, or our collaborators, must provide the FDA and foreign regulatory authorities with clinical data that demonstrate the safety and efficacy of our product candidates in humans before they can be approved for commercial sale. Failure to obtain regulatory approval will prevent commercialization of our product candidates.

The pharmaceutical industry is subject to stringent regulation by a wide range of regulatory authorities. We cannot predict whether regulatory clearance will be obtained for any product candidate that we are developing or hope to develop. A pharmaceutical product cannot be marketed in the United States until it has completed rigorous preclinical testing and clinical trials and an extensive regulatory clearance process implemented by the FDA. Satisfaction of regulatory requirements typically takes many years and depends on the type, complexity and novelty of the product and requires the expenditure of substantial resources. Of particular significance are the requirements covering research and development, testing, manufacturing, quality control, labeling and promotion of drugs for human use.

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

Outside the United States, the ability to market a product depends on receiving a marketing authorization from the appropriate regulatory authorities. Most foreign regulatory approval processes include all of the risks associated with FDA clearance described above and some may include additional risks.

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

Many of our collaborators and scientific advisors have publication and other rights to certain information and data gained from their collaborations and research with us. Any publication or other use could limit our ability to secure intellectual property rights or impair any competitive advantage that we may possess or realize by maintaining the confidentiality of that information or data.

We will depend on collaborative arrangements to complete the development and commercialization of some of our product candidates. These collaborative arrangements may place the development of our product candidates outside of our control, may require us to relinquish important rights or may otherwise not be on terms favorable to us.

We expect to enter into collaborative arrangements with third parties for clinical trials, development, manufacturing, regulatory approvals or commercialization of some of our product candidates, particularly outside North America, or in disease areas requiring larger and longer clinical trials. Dependence on collaborative arrangements will subject us to a number of risks. We may not be able to control the amount and timing of resources our collaborative partners may devote to the product candidates. Our collaborative partners may experience financial difficulties. Should a collaborative partner fail to develop or commercialize a compound or product candidate to which it has rights from us, we may not receive any future milestone payments and will not receive any royalties for that compound or product candidate. Business combinations or significant changes in a collaborative partner’s business strategy may also adversely affect a partner’s willingness or ability to complete its obligations under an arrangement. If we fail to enter into additional collaborative agreements on favorable terms, our business, financial condition and results of operations could be materially adversely affected.

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

Substantial future sales of our common stock by us or by our existing stockholders could cause our stock price to fall.*

Additional equity financings or other share issuances by us, including shares issued in connection with strategic alliances, could adversely affect the market price of our common stock. Sales by existing stockholders of a large number of shares of our common stock in the public market or the perception that additional sales could occur could cause the market price of our common stock to drop. As of March 31, 2006, 52,253,223 shares of our common stock were outstanding, of which 51,945,940 shares were freely tradable and 307,283 shares were transferable in accordance with certain volume, notice and manner of sale restrictions under Rule 144 of the Securities Act of 1933.

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

Our stock price may be volatile, and you may not be able to resell your shares at or above your purchase price.*

Our stock prices and the market prices for securities of biotechnology companies in general have been highly volatile, with recent significant price and volume fluctuations, and may continue to be highly volatile in the future. During the first three months of 2006, our common stock traded between $22.70 and $16.46. You may not be able to sell your shares quickly or at the market price if trading in our stock is not active or the volume is low. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock, some of which are beyond our control:

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

On January 1, 2006, we adopted SFAS 123R which requires the measurement and recognition of compensation expense for all share-based compensation based on estimated fair values. As a result, our operating results for the first quarter of 2006 and for future periods will contain a charge for share-based compensation related to employee stock options and employee stock purchases. The application of SFAS 123R requires the use of an option-pricing model to determine the fair value of share-based payment awards. This determination of fair value is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because our employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion the existing valuation models may not provide an accurate measure of the fair value of our employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123R and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

We expect that our adoption of SFAS 123R will have a material impact on our financial statements and results of operations and this will continue to be the case for future periods. We cannot predict the effect that this adverse impact on our reported operating results will have on the trading price of our common stock.

Item 6. Exhibits.

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (1)

4.1	Specimen Stock Certificate. (1)

4.2	Amended and Restated Registration Rights Agreement, dated March 31, 2000, between Telik and holders of Telik’s Series B, Series E, Series F, Series G, Series H, Series I, Series J and Series K preferred stock. (1)

4.3	Right Agreement dated November 2, 2001, by and between Telik and Wells Fargo Bank Minnesota, N.A., replaced by EquiServe Trust Company, N.A., as Rights Agent. (2)

4.4	Telik’s Certificate of Designation of Series A Junior Participating Preferred Stock. (2)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on April 4, 2000, as amended (File No. 333-33868).
(2)	Incorporated by reference to exhibits to our Current Report on Form 8-K dated November 2, 2001 filed on November 5, 2001 (File No. 000-31265).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELIK, INC.

/s/ CYNTHIA M. BUTITTA
Cynthia M. Butitta
Chief Operating Officer and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: May 5, 2006

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (1)

4.1	Specimen Stock Certificate. (1)

4.2	Amended and Restated Registration Rights Agreement, dated March 31, 2000, between Telik and holders of Telik’s Series B, Series E, Series F, Series G, Series H, Series I, Series J and Series K preferred stock. (1)

4.3	Right Agreement dated November 2. 2001, by and between Telik and Wells Fargo Bank Minnesota, N.A., replaced by EquiServe Trust Company, N.A., as Rights Agent. (2)

4.4	Telik’s Certificate of Designation of Series A Junior Participating Preferred Stock. (2)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on April 4, 2000, as amended (File No. 333-33868).
(2)	Incorporated by reference to exhibits to our Current Report on Form 8-K dated November 2, 2001 filed on November 5, 2001 (File No. 000-31265).