Form 10-Q
period 2006-06-30
TELIK INC
filed 2006-08-03
CIK 1109196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2006

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

Large accelerated filer ☒	Accelerated Filer ☐	Non-accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class: Common Stock $0.01 par value	Outstanding at July 31, 2006: 52,259,536 shares

TELIK, INC.

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

TELIK, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2006	December 31, 2005
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$94,486	$127,971
Short-term investments	59,157	75,876
Other receivables	755	687
Prepaids and other current assets	1,228	1,418

Total current assets	155,626	205,952

Property and equipment, net	4,829	5,042
Long-term investments	18,684	—
Restricted investments	1,347	1,796
Other assets	371	556

Total assets	$180,857	$213,346

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,989	$1,269
Accrued clinical trials	12,152	11,509
Accrued compensation	3,070	4,049
Accrued liabilities	920	948
Current portion of capital leases and equipment loans	466	901

Total current liabilities	18,597	18,676

Non-current portion of capital leases and equipment loans	14	145

Commitments
Stockholders’ equity:
Common stock, $0.01 par value, 100,000,000 shares authorized; shares issued and outstanding: 52,259,531 at June 30, 2006 and 52,038,850 at December 31, 2005	523	520
Additional paid-in capital	516,885	507,585
Accumulated other comprehensive loss	(296)	(290)
Accumulated deficit	(354,866)	(313,290)

Total stockholders’ equity	162,246	194,525

Total liabilities and stockholders’ equity	$180,857	$213,346

See accompanying Notes to Condensed Financial Statements.

TELIK, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Contract revenue from collaborations	$—	$—	$—	$19

Operating costs and expenses:
Research and development	19,036	19,656	36,694	38,801
General and administrative	4,560	3,129	9,069	5,762

Total operating costs and expenses	23,596	22,785	45,763	44,563

Loss from operations	(23,596)	(22,785)	(45,763)	(44,544)

Interest income	2,106	1,871	4,213	3,248
Interest expense	(10)	(37)	(26)	(79)

Net loss	$(21,500)	$(20,951)	(41,576)	(41,375)

Basic and diluted net loss per share	$(0.41)	$(0.40)	$(0.80)	$(0.82)

Shares used to calculate basic and diluted net loss per share	52,255	51,964	52,209	50,473

See accompanying Notes to Condensed Financial Statements.

TELIK, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(41,576)	$(41,375)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	811	737
Share-based compensation expense	7,342	—
Changes in assets and liabilities:
Other receivables	(68)	(13)
Prepaid expenses and other current assets	190	344
Accounts payable	720	(2,477)
Accrued clinical trials, compensation and other liabilities	(179)	1,002
Deferred revenue	—	(19)

Net cash used in operating activities	(32,760)	(41,801)

Cash flows from investing activities:
Purchases of investments	(22,837)	(108,381)
Sales of investments	8,000	59,300
Maturities of investments	13,315	23,331
Purchases of property and equipment	(598)	(1,020)

Net cash used in investing activities	(2,120)	(26,770)

Cash flows from financing activities:
Principal payments under capital leases and equipment loans	(566)	(659)
Proceeds from issuance of common stock	1,961	143,089

Net cash provided by financing activities	1,395	142,430

Net increase (decrease) in cash and cash equivalents	(33,485)	73,859
Cash and cash equivalents at beginning of period	127,971	56,221

Cash and cash equivalents at end of period	$94,486	$130,080

Supplementary information:
Interest paid	$26	$79

See accompanying Notes to Condensed Financial Statements.

TELIK, INC.

Notes to Condensed Financial Statements

(Unaudited)

1.	Basis of presentation and summary of significant accounting policies

We have prepared the accompanying condensed financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Exchange Act. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We believe all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included herein. Operating results for the three months and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or any other period. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date. You should read these condensed financial statements and notes in conjunction with our audited financial statements for the year ended December 31, 2005, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2006.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

Cash and Cash Equivalents and Investments

We invest our excess cash in money market funds and in highly liquid debt instruments of the U.S. government, its agencies and municipalities and corporate notes. All highly liquid investments with stated maturities of three months or less from date of purchase are classified as cash equivalents. Debt securities with original maturities greater than approximately three months and remaining maturities less than one year are classified as short-term investments. Debt securities with remaining maturities greater than one year are classified as long-term investments.

We classify all cash equivalents and investments as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss). Any realized gains or losses on the sale of investments are determined on a specific identification method, and such gains and losses are reflected as a component of interest income or expense.

2.	Employee stock-based compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standards No. 123R “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all stock-based compensation payments. We adopted the provisions of SFAS 123(R) on January 1, 2006 which superseded our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Accordingly, compensation cost for all share-based payment awards to employees is measured based on the grant date fair value of those awards and recognized over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). We have no awards with market or performance conditions. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

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

We adopted SFAS 123(R) using the modified prospective transition method, which provides for certain changes to the method for valuing stock-based compensation. The valuation provisions of SFAS 123(R) apply to new awards and to awards that are outstanding at the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Our financial statements as of and for the three and six months ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our financial statements for prior periods presented were not restated to reflect, and do not include, any stock-based compensation expense associated with employee stock awards.

Employee stock plans

We grant stock options to our employees, outside directors and consultants and provide employees the right to purchase our stock pursuant to stockholder approved stock option and employee stock purchase plans. As of June 30, 2006, we had four equity incentive plans (the “Plans”): the 2000 Equity Incentive Plan, the 2000 Non-Employee Directors’ Stock Option Plan, the 1996 Stock Option Plan and the 2000 Employee Stock Purchase Plan. Under the Plans we had an aggregate of 12,344,218 shares of our common stock reserved for issuance as of June 30, 2006. Of those shares, 9,054,667 shares were subject to outstanding options and 3,289,551 shares were available for future grants of share-based payment awards.

2000 Equity Incentive Plan. Options granted under the 2000 Equity Incentive Plan (the “2000 Plan”) may be either incentive stock options (“ISOs”) or nonstatutory stock options (“NSOs”). For ISOs and NSOs, the option price shall be at least 100% and 85%, respectively, of the closing price of our common stock on the date of the grant, or in the event there is no public market for our common stock, of the fair value on the date of the grant, as determined by our board of directors. Options generally vest over a period of four years from the date of grant, one fourth vesting one year after the date of the grant and the balance vesting monthly thereafter. Options granted under the 2000 Plan expire no later than 10 years from the date of grant.

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

2000 Employee Stock Purchase Plan. Our 2000 Employee Stock Purchase Plan (the “Purchase Plan”) permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock on the first day of the offering or 85% of the fair market value of our common stock on the purchase date. A two-year look-back feature in our Purchase Plan causes the offering period to reset if the fair value of our common stock on the purchase date is less than that on the original offering date. Through the end of June 30, 2006, we have issued a total of 440,187 shares under the Purchase Plan, and 709,813 shares remain available for future issuance.

Adoption of SFAS 123(R)

Stock-based compensation expense is based on the fair value of that portion of employee stock options that is ultimately expected to vest during the period. Stock-based compensation expense recognized in our statements of operations for the three and six months ended June 30, 2006 included compensation expense for stock-based awards granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with SFAS 123(R). For stock options granted after January 1, 2006, the fair value of each award is amortized using the straight-line single-option method. For share awards granted prior to 2006, the fair value of each award is amortized using the accelerated multiple-option valuation method prescribed by SFAS 123. Stock-based compensation expense is based on awards ultimately expected to vest, therefore, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimated forfeitures based on our historical experience. In our pro forma information required under SFAS 123 for the periods prior to 2006, we accounted for forfeitures as they occurred.

Total estimated stock-based compensation expense, related to all of our share-based payment awards, recognized under SFAS 123(R) was comprised of the following:

(In thousands except per share amount)	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Research and development	$2,454	$4,729
General and administrative	1,265	2,613

Stock-based compensation expense before taxes	3,719	7,342
Related income tax benefits	—	—
Effect on net loss	$3,719	$7,342

Effect on earnings per basic and diluted common share	$(0.07)	$(0.14)

Because we have a net operating loss carryforward as of June 30, 2006, no excess tax benefits for the tax deductions related to stock-based compensation expense were recognized in our statement of operations. Additionally, no incremental tax benefits were recognized from stock options exercised in the three and six months ended June 30, 2006, which would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities. Because we adopted the provisions of SFAS 123(R) on January 1, 2006, no stock-based compensation expense was recognized during the three and six months ended June 30, 2005. As of June 30, 2006, $19.7 million of total unrecognized compensation costs, net of forfeitures, related to non-vested awards is expected to be recognized over a weighted average period of 2.49 years.

Pro forma information under SFAS 123

Prior to January 1, 2006, we accounted for stock-based awards to employees using the intrinsic value method in accordance with APB 25 and related interpretations and provided the required pro forma disclosures of SFAS 123. Under the intrinsic value method, no stock-based compensation expense was recognized in our statement of operations for stock-based awards to employees, because the exercise price of our stock options granted to employees equaled the fair market value of the underlying stock at the date of grant. The following table summarizes the pro forma effect on our net loss and per share data if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

(in thousands except per share amounts)	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss – as reported	$(20,951)	$(41,375)
Deduct: Total stock-based employee compensation expense under the fair value based method for all awards	(4,913)	(9,693)

Net loss – pro forma	$(25,864)	$(51,068)

Basic and diluted net loss per share – as reported	$(0.40)	$(0.82)

Basic and diluted net loss per share – pro forma	$(0.50)	$(1.01)

Valuation assumptions

The employee stock-based expense recognized under SFAS 123(R) and presented in the SFAS123 pro forma disclosure was determined using a Black-Scholes-Merton option valuation model (“Black-Scholes model”). Expected volatilities are based on historical volatility of our common stock. The expected term of options granted is based on the simplified method in accordance with SAB 107 as our historical share option exercise experience does not provide a reasonable basis for estimation. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. Assumptions used in the Black-Scholes model were as follows:

	Stock Option Plans		Stock Purchase Plan
	Three Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005
Expected stock price volatility	62.3%	66.7%	37.4%	67.9%
Risk-free interest rate	5.01%	3.63%	4.68%	3.06%
Expected life (in years)	6.08	5.08	1.01	1.27
Expected dividend yield	—	—	—	—

	Stock Option Plans		Stock Purchase Plan
	Six Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Expected stock price volatility	63.0%	67.5%	37.4%	70.4%
Risk-free interest rate	4.62%	3.86%	4.68%	2.69%
Expected life (in years)	6.08	5.03	1.01	1.39
Expected dividend yield	—	—	—	—

Stock Option Activity

A summary of option activity under our Plans for the six months ended June 30, 2006 is presented below.

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in millions)
Outstanding at December 31, 2005	8,465,649	$13.55
Granted	737,500	$20.12
Exercised	(173,298)	$7.71
Forfeited or expired	(34,948)	$19.57

Outstanding at March 31, 2006	8,994,903	$14.17
Granted	131,500	$18.18
Exercised	(6,308)	$11.88
Forfeited or expired	(65,428)	$19.07

Outstanding at June 30, 2006	9,054,667	$14.20	6.72	$37.5

Exercisable at June 30, 2006	5,365,938	$10.90	5.40	$36.5

The weighted average grant-date fair value of options granted during the three and six months ended June 30, 2006 were $11.31 and $12.32 per share and during the same periods in 2005 were $9.35 and $10.42 per share. The total intrinsic value of options exercised during the three and six months ended June 30, 2006 were $31,458 and $2,104,280 and for the same periods in 2005 were $126,480 and $341,294. The total fair value of shares vested during the three and six months ended June 30, 2006 were $3.1 million and $12.2 million.

The following table summarizes information about the stock options outstanding at June 30, 2006 (in thousands, except years and per-share amounts):

	Options Outstanding				Options Exercisable
Range of Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value
$ 1.60 - $ 2.00	1,110	2.29	$1.66	$16,479	1,110	$1.66	$16,479
$ 3.81 - $ 7.20	433	4.73	$4.93	5,010	433	$4.93	5,010
$ 7.21 - $11.00	1,612	5.43	$10.01	10,469	1,612	$10.01	10,469
$11.10 - $15.25	1,365	6.65	$12.57	5,362	1,072	$12.28	4,520
$15.30 - $18.86	1,809	8.62	$17.94	224	199	$18.07	25
$18.87 - $23.76	1,692	8.86	$20.01	—	313	$20.58	—
$24.13 - $29.04	1,034	7.56	$24.19	—	627	$24.19	—

$ 1.60 - $29.04	9,055	6.72	$14.20	$37,544	5,366	$10.90	$36,503

Accuracy of fair value estimates

Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because our employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in our opinion, the existing valuation models may not provide an accurate measure of the fair value of our employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123(R) and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

3.	Comprehensive loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes changes in unrealized gains (losses) on investments. Comprehensive loss for the three and six months ended June 30, 2006 and 2005 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)
Net loss	$(21,500)	$(20,951)	$(41,576)	$(41,375)
Changes in unrealized gains(losses) on investments	10	118	(6)	(89)

Comprehensive loss	$(21,490)	$(20,833)	$(41,582)	$(41,464)

4.	Basic and diluted net loss per share

We have computed net loss per common share according to SFAS No. 128, “Earnings Per Share,” which requires disclosure of basic and diluted earnings per share. Basic earnings per share exclude any dilutive effects of options, shares subject to repurchase or warrants. Diluted earnings per share include the impact of potentially dilutive securities.

Outstanding options to purchase an aggregate of 9,054,667 and 8,223,097 shares of our common stock for the six months ending June 30, 2006 and 2005 were excluded from diluted net loss per common share calculations because inclusion of such options would have an anti-dilutive effect on losses in these periods.

5.	Cash, cash equivalents, investments and restricted investments

The following is a summary of cash and cash equivalents, investments and restricted investments:

	June 30, 2006
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Certificate of deposits	$1,796	$—	$—	$1,796
Corporate notes	8,600	—	—	8,600
Municipal notes and bonds	23,800	—	—	23,800
Commercial paper	87,420	17	—	87,437
Government notes	45,305	—	(313)	44,992
Cash and money market funds	7,049	—	—	7,049

Total	$173,970	$17	$(313)	$173,674

Reported as:
Cash and cash equivalents				$94,486
Short term investments				59,157
Long-term investments				18,684
Restricted investments				1,347

Total				$173,674

	December 31, 2005
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Certificate of deposits	$1,796	$—	$—	$1,796
Corporate notes	38,366	—	(8)	38,358
Commercial paper	113,289	28	—	113,317
Government notes	42,167	—	(310)	41,857
Cash and money market funds	10,315	—	—	10,315

Total	$205,933	$28	$(318)	$205,643

Reported as:
Cash and cash equivalents				$127,971
Short term investments				75,876
Restricted investments				1,796

Total				$205,643

The net realized gains on sales of available-for-sale investments were not material for the six months ended June 30, 2006 and 2005. Realized gains and losses were calculated based on the specific identification method.

The following is a summary of the cost and estimated fair value of available-for-sale securities at June 30, 2006 and December 31, 2005, classified by stated maturity date of the security:

	June 30, 2006		December 31, 2005
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Mature in less than one year	$122,481	$122,345	$153,713	$153,507
Mature in one to three years	18,844	18,684	13,609	13,525
Mature in over three years	23,800	23,800	26,500	26,500

Total	$165,125	$164,829	$193,822	$193,532

6.	Property and equipment, net

Property and equipment consist of the following:

	June 30, 2006	December 31, 2005
	(in thousands)
Computer and lab equipment	$7,635	$7,079
Capitalized software	547	547
Office furniture and fixtures	412	410
Leasehold improvements	3,256	3,219

	11,850	11,255
Less accumulated depreciation and amortization	(7,021)	(6,213)

Property and equipment, net	$4,829	$5,042

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

Overview

Telik is engaged in the discovery, development and commercialization of small molecule drugs. We have incurred net losses since inception and expect to incur substantial and increasing losses for the next several years as we expand our research and development activities and move our product candidates into later stages of development. As of June 30, 2006, we had an accumulated deficit of $354.9 million.

Our expenses have consisted primarily of those incurred for research and development and general and administrative costs associated with our operations. The process of carrying out the development of our product candidates to later stages of development and our research programs may require significant additional research and development expenditures, including for preclinical testing and clinical trials, as well as for manufacturing development efforts and obtaining regulatory approval. We outsource our clinical trials and our manufacturing development activities to third parties to maximize efficiency and minimize our internal overhead. To date, we have funded our operations primarily through the sale of equity securities, and, to a much lesser extent, non-equity payments from collaborative partners.

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

Clinical Status

TELCYTA, our lead product candidate, is a small molecule tumor-activated cancer product candidate that we are evaluating initially to treat cancers that are resistant to standard chemotherapy drugs. We have three on-going Phase 3 registration trials with TELCYTA. The first Phase 3 clinical trial (ASSIST-1) is for the treatment of advanced ovarian cancer. The second Phase 3 clinical trial (ASSIST-2) is for the treatment of advanced non-small cell lung cancer. The third Phase 3 clinical trial (ASSIST-3) evaluates TELCYTA in combination with carboplatin for the treatment of second-line platinum resistant or refractory ovarian cancer. We completed patient enrollment in ASSIST-3 (244 patients) in May 2006. We also initiated a fourth Phase 3 clinical trial (ASSIST-5) in May 2006 that evaluates TELCYTA in combination with liposomal doxorubicin (Doxil/Caelyx) versus liposomal doxorubicin (Doxil/Caelyx) as second line therapy in platinum refractory or resistant ovarian cancer.

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

TELINTRA, our second product candidate, is a small molecule bone marrow stimulant we are developing for the treatment of blood disorders associated with low blood cell levels, such as neutropenia or anemia. Our Phase 2 clinical trial in patients with myelodysplastic syndrome, or MDS, a pre-leukemic condition, is completed and has not identified a dose limiting toxicity. MDS is a disease characterized by defects in the blood-producing cells of the bone marrow, in which low blood cell levels occur. We announced positive clinical results at the American Society of Hematology annual meeting in December 2005. In this study, clinically significant improvement was observed across all major MDS subtypes and in all blood cell lineages. TELINTRA was well-tolerated in this predominantly elderly patient population. We initiated a new Phase 2 study in MDS using a tablet formulation in February 2006.

We discovered all of our product candidates using our proprietary technology, Target-Related Affinity Profiling, or TRAP, which enables the rapid and efficient discovery of small molecule product candidates. We expect to enter into collaborative arrangements with third parties for clinical trials, development, manufacturing, regulatory approvals or commercialization of some of our products, particularly outside North America, or in disease areas requiring larger and longer clinical trials than required for cancer.

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

Stock-based compensation expense

We grant stock options to our employees, outside directors and consultants and provide employees the right to purchase our stock pursuant to stockholder approved stock option and employee stock purchase plans. The benefits provided under these plans are share-based payment awards subject to the provisions of revised Statement of Financial Accounting Standards No. 123, “Share-Based Payment” (“SFAS 123 (R)”). Effective January 1, 2006, we adopted SFAS 123(R) and use the fair value method to account for share-based payment awards following the modified prospective method of adoption which provides for certain changes to the method for valuing stock-based compensation. The valuation provisions of SFAS 123(R) apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Under the modified prospective method of adoption, prior periods are not revised for comparative purposes. Total compensation cost for our share-based payment awards recognized in the three and six months ended June 30, 2006 was $3.7 million and $7.3 million. Because we adopted SFAS 123(R) on January 1, 2006, there was no stock-based compensation expense related to employee stock options and employee stock purchases recognized in the same periods in 2005. As of June 30, 2006, $19.7 million of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of 2.49 years.

We were required to make significant estimates related to the adoption of SFAS 123(R). Our expected stock-price volatility assumption is based on historical volatilities of the underlying stock which is obtained from public data sources. For stock options grants issued during the three and six month periods ended June 30, 2006, we used a weighted-average expected stock-price volatility of 62.3% and 63.0%, respectively. The expected term of options granted is based on the simplified method in accordance with the SEC’s Staff Accounting Bulletin No. 107 (“SAB 107”) as our historical share option exercise experience does not provide a reasonable basis for estimation. As such, we used a weighted-average expected option life assumption of 6.08 years.

If factors change and we develop different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period. There is a high degree of subjectivity involved when using option pricing models to estimate stock-based compensation under SFAS 123(R). Because changes in the subjective input assumptions can materially affect our estimates of fair values of our stock-based compensation, in our opinion, existing valuation models, including the Black-Scholes and lattice binomial models, may not provide reliable measures of the fair values of our stock-based compensation. Consequently, there is a risk that our estimates of the fair values of our share-based payment awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, early termination or forfeiture of those share-based payment awards in the future. Certain share-based payment awards, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, values may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values. Although the fair value of employee share-based awards is determined in accordance with SFAS 123(R) and SAB 107 using an option- pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

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

Use of estimates

In preparing our financial statements to conform with GAAP, we make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results may differ from these estimates.

Results of operations

Revenues

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2006	2005		2006	2005
	(in thousands, except percentages)
Revenues	$—	$—	—	$—	$19	(100)%

Revenue in the six months ended June 30, 2005 resulted from our collaborative agreement and the completion of our compound identification revenue amortization with Hoffman La-Roche, Inc. We have no collaborative research agreements in 2006.

We expect revenues, if any, to fluctuate primarily depending upon the extent to which we enter into new collaborative research agreements and the amounts of payments relating to such agreements.

Research and development expenses

Research and development expenses for the three months ended June 30, 2006 and 2005 were $19.0 million and $19.7 million. Research and development expenses for the six months ended June 30, 2006 and 2005 were $36.7 million and $38.8 million. Our research and development activities consist primarily of drug development, clinical supply manufacturing, clinical activities, discovery research, screening and identification of product candidates and preclinical studies. We group these activities into two major categories: “research and preclinical” and “clinical development.”

The approximate costs associated with research and preclinical and clinical development activities were as follows:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2006	2005		2006	2005
	(In thousands, except percentages)
Research and preclinical	$5,580	$4,510	24%	$11,113	$9,234	20%
Clinical development	13,456	15,146	(11)%	25,581	29,567	(13)%

Total research and development	$19,036	$19,656	(3)%	$36,694	$38,801	(5)%

The decrease of 3%, or $620,000, in research and development expenses for the three months ended June 30, 2006 compared to the same period in 2005 was principally due to the following:

•	decreased costs associated with our Phase 3 clinical trials in ovarian cancer and non-small cell lung cancer of approximately $2.6 million following the completion of patient enrollment in our ASSIST-1 and ASSIST-2 clinical trials, partially offset by increased costs of approximately $1.3 million associated with our ASSIST-3 clinical trial and initial start-up costs related to our ASSIST-5 clinical trial;

•	corresponding decreased costs in our clinical drug supply manufacturing cost of approximately $2.4 million;

•	offset by approximately $621,000 associated with headcount growth and increased expenses to support clinical activities; and

•	stock-based compensation expense of approximately $2.5 million.

The decrease of 5%, or $2.1 million, in research and development expenses for the six months ended June 30, 2006 compared to the same period in 2005 was principally due to the following:

•	decreased costs associated with our Phase 3 clinical trials in ovarian cancer and non-small cell lung cancer of approximately $7.5 million following the completion of patient enrollment in our ASSIST-1 and ASSIST-2 clinical trials, partially offset by increased costs of approximately $2.2 million associated with our ASSIST-3 clinical trial and initial start-up costs related to our ASSIST-5 clinical trial;

•	corresponding decreased costs in our clinical drug supply manufacturing cost of approximately $3.4 million;

•	offset by approximately $1.7 million associated with headcount growth and increased expenses to support clinical activities; and

•	stock-based compensation expense of approximately $4.7 million.

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

Product	Description	Phase of Development	Estimated or Actual Completion of Enrollment	Related R&D Expenses Six Months Ended June 30,
				2006	2005
				(in thousands)
TELCYTA				$24,633	$28,358
	Ovarian, ASSIST-1	Phase 3	2004
	Non-small cell lung, ASSIST-2	Phase 3	2005
	Ovarian, ASSIST-3	Phase 3	2006
	Ovarian, ASSIST-5	Phase 3	2007
	Combination (with other drugs)	Phase 2	2006

TELINTRA	MDS	Phase 1-2	2005	2,609	2,439
	MDS tablet formulation	Phase 2	2007

Other (1)				9,452	8,004

Total research and development expense				$36,694	$38,801

(1)	“Other” constitutes research and development activities performed by our Chemistry, Biology, preclinical and Quality Assurance departments as these costs cannot be allocated to any individual project.

The largest component of our total operating expenses is our on-going investments in our research and development activities and, in particular, the clinical development of our product candidate pipeline. The process of conducting the clinical research necessary to obtain FDA approval is costly and time consuming. Current FDA requirements for a new human drug to be marketed in the United States include:

•	the successful conclusion of preclinical laboratory and animal tests, if appropriate, to gain preliminary information on the drug product candidate’s safety;

•	filing with the FDA of an Investigational New Drug application, or IND, to conduct initial human clinical trials for drug candidates;

•	the successful completion of adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug product candidate; and

•	filing by us and acceptance and approval by the FDA of a New Drug Application, or NDA, for a drug product candidate to allow commercial distribution of the drug.

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

General and administrative expenses

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2006	2005		2006	2005
	(In thousands, except percentages)
General and administrative	$4,560	$3,129	46%	$9,069	$5,762	57%

The increase in general and administrative expenses of 46%, or $1.4 million in the three months ended June 30, 2006 compared to the same period in 2005 was primarily due to stock-based compensation expense of $1.3 million.

The increase in general and administrative expenses of 57%, or $3.3 million in the six months ended June 30, 2006 compared to the same period in 2005 was primarily due to stock-based compensation expense of $2.6 million, $340,000 in marketing expenses due to increased marketing program activities for TELCYTA and approximately $281,000 associated with headcount growth.

We expect future general and administrative expenses to increase in support of expanded business activities including costs associated with our marketing efforts to support our commercialization strategy for TELCYTA.

Interest income and interest expense

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2006	2005		2006	2005
	(In thousands, except percentages)
Interest income	$2,106	$1,871	13%	$4,213	$3,248	30%
Interest expense	(10)	(37)	(73)%	(26)	(79)	(67)%

Interest income resulted primarily from earnings on investments. Interest income increased by $235,000, or 13%, for the three months ended June 30, 2006 and $965,000, or 30%, for the six months ended June 30, 2006 compared to the same periods in 2005. The increases in the three-month and six-month periods ended June 30, 2006 were due to higher average interest rates in 2006.

Interest expense decreased by $27,000, or 73%, for the three months ended June 30, 2006 and $53,000, or 67%, for the six months ended June 30, 2006 compared to the same periods in 2005. The decreases in interest expense were a result of decreasing outstanding principal balance as a result of payments on our lease and loan obligations and no new borrowings. We expect interest expenditures to continue to decrease in the future as we pay down our lease and loan obligations.

Liquidity and capital resources

	June 30, 2006	December 31, 2005
	(In millions, except ratios)
Cash, cash equivalents, investments and restricted cash	$173.7	$205.6
Working capital	$137.0	$187.3
Current ratio	8.4 : 1	11.0 : 1

	Six Months Ended June 30,
	2006	2005
	(In millions)
Cash (used in) / provided by:
Operating activities	$(32.8)	$(41.8)
Investing activities	$(2.1)	$(26.8)
Financing activities	$1.4	$142.4
Capital expenditures (included in investing activities above)	$(0.6)	$(1.0)

Sources and Uses of Cash. Due to the significant research and development expenditures and the lack of any approved products to generate revenue, we have not been profitable and have generated operating losses since we incorporated in 1988. As such, we have funded our research and development operations through sale of equity securities, non-equity payments from corporate partners, interest earned on investments and equipment lease and loan financings. At June 30, 2006, we had available cash, cash equivalents, investments and restricted investments of $173.7 million. Our cash and investment balances are held in a variety of interest-bearing instruments including obligations of U.S. government agencies, high-grade corporate and municipal bonds, commercial paper, auction rate securities and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk.

Cash Flows from Operating Activities. Cash used in operations for the six months ended June 30, 2006 was $32.8 million compared with $41.8 million for the same period in 2005. Net loss of $41.6 million in 2006 included non-cash charges of $7.3 million for stock-based compensation and $811,000 for depreciation and amortization. Cash used in operations was further impacted by decreases of $979,000 in accrued compensation expense due to bonus payouts to employees. Cash outflows were offset by increases of $643,000 in accrued clinical trial expenses related primarily to our Phase 3 clinical trials and by an increase of $720,000 in accounts payable. Operating cash outflows for the same period in 2005 consisted of net loss of $41.4 million and included non-cash charges of $737,000 for depreciation and amortization. Cash used in operations was further impacted by decreases of $868,000 in accrued compensation expense due to bonus payouts to employees and a $2.5 million decrease in accounts payable primarily due to clinical development activities. Cash outflows were offset by increases of $1.8 million in accrued clinical trial expenses related primarily to our Phase 3 clinical trials.

Cash Flows from Investing Activities. Cash used in investing activities for the six months ended June 30, 2006 was $2.1 million compared with cash used in investing activities of $26.8 million for the same period in 2005. Cash used for the six months ended June 30, 2006 was primarily for $23.3 million in purchases of available-for-sale investments offset by $21.3 million in sales and maturities of investments. Capital expenditures for the same period in 2006 were $598,000 primarily for laboratory equipment, computer equipment and software purchases. Investing activities for the same period in 2005 were primarily related to the $82.6 million of sales and maturities of investments offset by $108.4 million of purchases, and $1.0 million of equipment purchases.

Cash Flows from Financing Activities. Cash provided by financing activities for the six month ended June 30, 2006 was approximately $1.4 million compared with $142.4 million for the same period in 2005. Financing activities for the six months ended June 30, 2006 was comprised primarily of $2.0 million in proceeds from stock option exercises and our employee stock purchase plan, offset by $566,000 in payments under capital leases and equipment loans. Financing activities for the same period in 2005 was comprised primarily of approximately $142.2 million in net proceeds from our follow-on public offering of common stock completed in February 2005.

Working Capital. Working capital decreased to $137.0 million at June 30, 2006 from $221.3 million at June 30, 2005. The decrease in working capital was primarily due to our use of cash in operations due to the expansion of our TELCYTA development program, reclassification to non-current assets of certain long-term investments and costs associated with headcount growth.

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

Our future contractual obligations at June 30, 2006 were as follows:

	Total	2006	2007-2008	2009-2010	After 2010
	(In thousands)
Capital lease obligations	$112	$112	$—	$—	$—
Equipment loans	454	252	202	—	—
Operating leases	29,493	2,486	6,913	7,284	12,810

Total contractual cash obligations	$30,059	$2,850	$7,115	$7,284	$12,810

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

We have no material off-balance sheet arrangements as defined in Regulation 5-K 303(a)(4)(ii).

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The following discussion about our market risk exposure involves forward-looking statements. We are exposed to market risk related mainly to changes in interest rates and we believe our exposure to market risk is immaterial. We do not use or hold derivative financial instruments.

Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio. To minimize the exposure due to adverse shifts in interest rates we generally maintain investments of shorter maturities. Our marketable securities portfolio is primarily invested in corporate debt securities and commercial papers with an average maturity of under one year and a minimum investment grade rating of A or A-1 or better to minimize credit risk. Although changes in interest rates may affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments were sold prior to maturity. Through our money managers, we maintain risk management control systems to monitor interest rate risk. The risk management control systems use analytical techniques, including sensitivity analysis. We have operated primarily in the United States and all funding activities with our collaborators to date have been made in U.S. dollars. Accordingly, we do not have any exposure to foreign currency rate fluctuations.

The table below presents the principal amounts and weighted-average interest rates by year of stated maturity for our investment portfolio:

	2006	2007	2008 and Beyond	Total	Fair Value at June 30, 2006
	(In thousands, except percentages)
Available-for-sale securities	$114,517	$21,309	$29,299	$165,125	$164,829
Average interest rate	4.93%	4.62%	5.36%	4.97%

Item 4.  Controls and Procedures.

Evaluation of disclosure controls and procedures. Based on our management’s evaluation (with the participation of our chief executive officer and chief financial officer), our chief executive officer and chief financial officer have concluded that, subject to limitations described below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), were effective as of June 30, 2006 to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in internal control over financial reporting. There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We have a history of net losses, which we expect to continue for the next several years. We will never be profitable unless we develop, and obtain regulatory approval and market acceptance of, our product candidates.*

Due to the significant research and development expenditures required to develop our TRAP technology and identify new product candidates, and the lack of any products to generate revenue, we have not been profitable and have incurred operating losses since we were incorporated in 1988. As of June 30, 2006, we had an accumulated deficit of $354.9 million. We expect to incur losses for the next several years as we continue our research and development activities and incur significant clinical testing and drug supply manufacturing costs. We do not anticipate that we will generate product revenue for several years. Our losses, among other things, have caused and will cause our stockholders’ equity and working capital to decrease. To date, we have derived substantially all of our revenues, which have not been significant, from project initiation fees and research reimbursement paid pursuant to existing collaborative agreements with third parties and achievement of milestones under current collaborations. We expect that this trend will continue until we develop, and obtain regulatory approval and market acceptance of, our product candidates, if at all. We may never generate product revenue sufficient to become profitable.

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

TELCYTA has to date been evaluated in Phase 1 and Phase 2 clinical trials. We have four ongoing Phase 3 registration trials of TELCYTA. These Phase 3 clinical trials test TELCYTA against a control arm consisting of currently established standard drug treatments for ovarian and lung cancers. Changes in standards of care during our Phase 3 clinical trials may cause us to, or the FDA may require us to, perform additional clinical testing of TELCYTA against a different control arm prior to filing an NDA, for marketing approval. Our short-term success depends to a significant extent on the outcome of these trials. If the results of one or more of these trials do not demonstrate sufficient efficacy to support our NDA, then our business may suffer.

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

If we are unable to raise adequate funds in the future, we will not be able to continue to fund our operations, research programs, preclinical testing and clinical trials to develop and manufacture our product candidates.*

The process of carrying out the development of our own unpartnered product candidates to later stages of development and developing other research programs to the stage that they may be partnered will require significant additional expenditures, including the expenses associated with preclinical testing, clinical trials and obtaining regulatory approval. We believe that our existing cash and investment securities will be sufficient to support our current operating plan until the end of 2007. Changes in our research and development plans or other changes affecting our operating expenses may affect actual future consumption of existing cash resources as well. In any event, we will require substantial additional financing to fund our operations in the future. We do not know whether additional financing will be available when needed or that, if available, we will obtain financing on terms favorable to our stockholders. As of June 30, 2006, our accumulated deficit was $354.9 million, and we expect capital outlays and operating expenditures to increase over the next several years as we expand our clinical, research and development activities. The extent of any actual increase in operating or capital spending will depend in part on the clinical success of our product candidates. If we fail to raise adequate funds on terms acceptable to us, if at all, we will not be able to continue to fund our operations, research programs, preclinical testing, clinical trials and manufacturing.

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

If we use biological and hazardous materials in a manner that causes injury, we may be liable for damages.*

Our research and development activities involve the controlled use of potentially harmful biological materials, hazardous materials, chemicals and various radioactive compounds, and are subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. We cannot eliminate the risk of accidental contamination or injury from the use, storage, handling or disposal of these materials. We currently have insurance applying to various types of biological and pollution exposures for a total amount of $350,000 in coverage. However, in the event of contamination or injury, we could be held liable for damages that result from our use of hazardous materials, and any liability could significantly exceed our coverage and resources.

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

We adopted a stockholder rights plan that may discourage, delay or prevent a merger or acquisition that is beneficial to our stockholders.*

In November 2001, our board of directors adopted a stockholder rights plan that may have the effect of discouraging, delaying or preventing a merger or acquisition that is beneficial to our stockholders by diluting the ability of a potential acquiror to acquire us. Pursuant to the terms of our plan, when a person or group, except under certain circumstances, acquires 20% or more of our outstanding common stock or 10 business days after commencement or announcement of a tender or exchange offer for 20% or more of our outstanding common stock (an “Acquiring Person”), the rights (except those rights held by the person or group who has acquired or announced an offer to acquire 20% or more of our outstanding common stock) would generally become exercisable for shares of our common stock at a discount. In May 2006, we amended the stockholder rights plan to exclude Eastbourne Capital Management, L.L.C. and certain related persons and entities from the definition of Acquiring Person so long as none of them, nor their affiliates or associates, either individually or in the aggregate, becomes the beneficial owner of 25% or more of the common stock then outstanding. Because the potential acquiror’s rights would not become exercisable for our shares of common stock at a discount, the potential acquiror would suffer substantial dilution and may lose its ability to acquire us. In addition, the existence of the plan itself may deter a potential acquiror from acquiring us. As a result, either by operation of the plan or by its potential deterrent effect, mergers and acquisitions of us that our stockholders may consider in their best interests may not occur.

Substantial future sales of our common stock by us or by our existing stockholders could cause our stock price to fall.*

Additional equity financings or other share issuances by us, including shares issued in connection with strategic alliances, could adversely affect the market price of our common stock. Sales by existing stockholders of a large number of shares of our common stock in the public market or the perception that additional sales could occur could cause the market price of our common stock to drop. As of June 30, 2006, 52,259,531 shares of our common stock were outstanding, of which 51,952,248 shares were freely tradable and 307,283 shares were transferable in accordance with certain volume, notice and manner of sale restrictions under Rule 144 of the Securities Act of 1933.

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

Our stock price may be volatile, and you may not be able to resell your shares at or above your purchase price.*

Our stock prices and the market prices for securities of biotechnology companies in general have been highly volatile, with recent significant price and volume fluctuations, and may continue to be highly volatile in the future. During the first half of 2006, our common stock traded between $22.70 and $14.37. You may not be able to sell your shares quickly or at the market price if trading in our stock is not active or the volume is low. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock, some of which are beyond our control:

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

We are required to recognize expense for stock based compensation related to employee stock options and employee stock purchases, and there is no assurance that the expense we are required to recognize measures accurately the value of our share-based payment awards, and the recognition of this expense could cause the trading price of our common stock to decline.*

On January 1, 2006, we adopted SFAS 123(R) which requires the measurement and recognition of compensation expense for all stock-based compensation based on estimated fair values. As a result, our operating results will contain a charge for stock-based compensation related to employee stock options and employee stock purchases. The application of SFAS 123(R) requires the use of an option-pricing model to determine the fair value of share-based payment awards. This determination of fair value is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because our employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion the existing valuation models may not provide an accurate measure of the fair value of our employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123(R) and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Our adoption of SFAS 123(R) has had a material impact on our financial statements and results of operations and we expect that this will continue to be the case for future periods. We cannot predict the effect that this adverse impact on our reported operating results will have on the trading price of our common stock.

Item 4.    Submission of Matters To a Vote of Security Holders

We held our 2006 Annual Meeting of Stockholders on May 25, 2006. The results of the voting were as follows:

1.	To approve the election of Stefan Ryser, Ph.D., to hold office as a director until the 2009 Annual Meeting of Stockholders.

	FOR: 45,640,476	WITHHOLD: 3,780,482

To approve the election of Robert W. Frick, to hold office as a director until the 2009 Annual Meeting of Stockholders.

	FOR: 47,050,416	WITHHOLD: 2,370,542

To approve the election of Mary Ann Gray, Ph.D., to hold office as a director until the 2009 Annual Meeting of Stockholders.

	FOR: 47,055,066	WITHHOLD: 2,365,892

The other directors whose term of office as a director continued after the Annual Meeting of Stockholders are Michael M. Wick, M.D., Ph.D., Richard B. Newman, Herwig von Morzé, Ph.D., Edward W. Cantrall, Ph.D. and Steven R. Goldring, M.D.

2.	To ratify the selection of Ernst & Young LLP as the independent registered public accounting firm of Telik for its fiscal year ending December 31, 2006.

	FOR: 46,511,133	WITHHOLD: 851,219	ABSTAIN: 2,058,606

BROKER NON-VOTES: -0-

3.	To approve an amendment to the Company’s 2000 Non-Employee Directors’ Stock Option Plan to increase the number of shares of Common Stock reserved for future issuance by 300,000 shares.

	FOR: 30,239,277	WITHHOLD: 7,611,517	ABSTAIN: 2,029,972

BROKER NON-VOTES: 9,540,192

Item 6.    Exhibits.

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (1)

4.1	Specimen Stock Certificate. (1)

4.2	Amended and Restated Registration Rights Agreement, dated March 31, 2000, between Telik and holders of Telik’s Series B, Series E, Series F, Series G, Series H, Series I, Series J and Series K preferred stock. (1)

4.3	Right Agreement dated November 2, 2001, by and between Telik and Wells Fargo Bank Minnesota, N.A., replaced by EquiServe Trust Company, N.A., as Rights Agent (the “Rights Agreement”). (2)

4.4	Amendment, dated as of May 18, 2006, to Rights Agreement. (3)

4.5	Telik’s Certificate of Designation of Series A Junior Participating Preferred Stock. (2)

10.1	2000 Non-Employee Director’s Stock Option Plan, as amended to date. (4)

10.2	Agreement, dated May 18, 2006, by and among Telik and Eastbourne Capital Management, L.L.C., Black Bear Offshore Master Fund, L.P., Black Bear Fund I, L.P., Black Bear Fund II, L.L.C., and Richard J. Barry.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on April 4, 2000, as amended (File No. 333-33868).
(2)	Incorporated by reference to exhibits to our Current Report on Form 8-K dated November 2, 2001, as filed on November 5, 2001 (File No. 000-31265).
(3)	Incorporated by reference to exhibits on our Current Report on Form 8-K, dated and filed on May 18, 2006 (File No. 000-31265).
(4)	Incorporated in reference to exhibits on our Current Report on Form 8-K, dated May 30, 2006, as filed on May 31, 2006 (File No. 000-31265).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELIK, INC.

/s/ CYNTHIA M. BUTITTA
Cynthia M. Butitta
Chief Operating Officer and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: August 3, 2006

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (1)

4.1	Specimen Stock Certificate. (1)

4.2	Amended and Restated Registration Rights Agreement, dated March 31, 2000, between Telik and holders of Telik’s Series B, Series E, Series F, Series G, Series H, Series I, Series J and Series K preferred stock. (1)

4.3	Right Agreement dated November 2, 2001, by and between Telik and Wells Fargo Bank Minnesota, N.A., replaced by EquiServe Trust Company, N.A., as Rights Agent (the “Rights Agreement”). (2)

4.4	Amendment, dated as of May 18, 2006, to Rights Agreement. (3)

4.5	Telik’s Certificate of Designation of Series A Junior Participating Preferred Stock. (2)

10.1	2000 Non-Employee Director’s Stock Option Plan, as amended to date. (4)

10.2	Agreement, dated May 18, 2006, by and among Telik and Eastbourne Capital Management, L.L.C., Black Bear Offshore Master Fund, L.P., Black Bear Fund I, L.P., Black Bear Fund II, L.L.C., and Richard J. Barry.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on April 4, 2000, as amended (File No. 333-33868).
(2)	Incorporated by reference to exhibits to our Current Report on Form 8-K dated November 2, 2001, as filed on November 5, 2001 (File No. 000-31265).
(3)	Incorporated by reference to exhibits on our Current Report on Form 8-K, dated and filed on May 18, 2006 (File No. 000-31265).
(4)	Incorporated in reference to exhibits on our Current Report on Form 8-K, dated May 30, 2006, as filed on May 31, 2006 (File No. 000-31265).