Form 10-Q
period 2006-09-30
TELIK INC
filed 2006-11-06
CIK 1109196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2006

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

Large accelerated filer ☒	Accelerated Filer ☐	Non-accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class: Common Stock $0.01 par value	Outstanding at October 31, 2006: 52,359,319 shares

TELIK, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

TELIK, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2006	December 31, 2005
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$82,536	$127,971
Short-term investments	63,588	75,876
Other receivables	465	687
Prepaids and other current assets	1,882	1,418

Total current assets	148,471	205,952

Property and equipment, net	4,622	5,042
Long-term investments	10,827	—
Restricted investments	1,347	1,796
Other assets	280	556

Total assets	$165,547	$213,346

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,107	$1,269
Accrued clinical trials	12,267	11,509
Accrued compensation	3,668	4,049
Accrued liabilities	1,823	948
Current portion of capital leases and equipment loans	287	901

Total current liabilities	19,152	18,676

Non-current portion of capital leases and equipment loans	—	145

Commitments
Stockholders’ equity:
Common stock, $0.01 par value, 100,000,000 shares authorized; shares issued and outstanding: 52,359,319 at September 30, 2006 and 52,038,850 at December 31, 2005	524	520
Additional paid-in capital	521,290	507,585
Accumulated other comprehensive loss	(80)	(290)
Accumulated deficit	(375,339)	(313,290)

Total stockholders’ equity	146,395	194,525

Total liabilities and stockholders’ equity	$165,547	$213,346

See accompanying Notes to Condensed Financial Statements.

TELIK, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Contract revenue from collaborations	$—	$—	$—	$19

Operating costs and expenses:
Research and development	18,487	17,057	55,181	55,858
General and administrative	4,063	2,772	13,132	8,534

Total operating costs and expenses	22,550	19,829	68,313	64,392

Loss from operations	(22,550)	(19,829)	(68,313)	(64,373)

Interest income	2,102	1,930	6,315	5,178
Interest expense	(25)	(29)	(51)	(108)

Net loss	$(20,473)	$(17,928)	(62,049)	(59,303)

Basic and diluted net loss per share	$(0.39)	$(0.34)	$(1.19)	$(1.16)

Shares used to calculate basic and diluted net loss per share	52,303	51,995	52,241	50,986

See accompanying Notes to Condensed Financial Statements.

TELIK, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(62,049)	$(59,303)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,190	1,135
Stock-based compensation expense	10,971	—
Changes in assets and liabilities:
Other receivables	222	(184)
Prepaid expenses and other current assets	(464)	(425)
Accounts payable	(162)	(2,998)
Accrued clinical trials, compensation and other liabilities	1,528	863
Deferred revenue	—	(19)

Net cash used in operating activities	(48,764)	(60,931)

Cash flows from investing activities:
Purchases of investments	(31,695)	(130,928)
Sales of investments	13,500	72,750
Maturities of investments	20,315	31,971
Purchases of property and equipment	(770)	(1,174)

Net cash provided by (used in) investing activities	1,350	(27,381)

Cash flows from financing activities:
Principal payments under capital leases and equipment loans	(759)	(997)
Proceeds from issuance of common stock	2,738	143,723

Net cash provided by financing activities	1,979	142,726

Net increase (decrease) in cash and cash equivalents	(45,435)	54,414
Cash and cash equivalents at beginning of period	127,971	56,221

Cash and cash equivalents at end of period	$82,536	$110,635

Supplementary information:
Interest paid	$51	$108

See accompanying Notes to Condensed Financial Statements.

TELIK, INC.

Notes to Condensed Financial Statements

(Unaudited)

1. Basis of presentation and summary of significant accounting policies

We have prepared the accompanying condensed financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Exchange Act. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We believe all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included herein. Operating results for the three months and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or any other future period. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date. You should read these condensed financial statements and notes in conjunction with our audited financial statements for the year ended December 31, 2005, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2006.

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

In November 2005, the FASB issued FASB Staff Position No. FAS123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FAS 123(R)-3”). We have adopted the simplified method to calculate the beginning balance of the additional paid-in-capital (“APIC”) pool of the excess tax benefit, and to determine the subsequent impact on the APIC pool and Condensed Statements of Cash Flows of the tax effects of employee stock-based compensation awards that were outstanding upon our adoption of SFAS 123(R).

We adopted SFAS 123(R) using the modified prospective transition method, which provides for certain changes to the method for valuing stock-based compensation. The valuation provisions of SFAS 123(R) apply to new awards and to awards that are outstanding at the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Our financial statements as of and for the three and nine months ended September 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our financial statements for prior periods presented were not restated to reflect, and do not include, any stock-based compensation expense associated with employee stock awards.

Employee stock plans

We grant stock options to our employees, outside directors and consultants and provide employees the right to purchase our stock pursuant to stockholder approved stock option and employee stock purchase plans. As of September 30, 2006, we had four equity incentive plans: the 2000 Equity Incentive Plan, the 2000 Non-Employee Directors’ Stock Option Plan, the 1996 Stock Option Plan and the 2000 Employee Stock Purchase Plan (the “Plans”). Under the Plans we had an aggregate of 12,244,430 shares of our common stock reserved for issuance as of September 30, 2006. Of those shares, 9,023,978 shares were subject to outstanding options and 3,220,452 shares were available for future grants of share-based payment awards.

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

2000 Non-Employee Directors’ Stock Option Plan. Under the 2000 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”), each non-employee director is entitled to receive nonstatutory stock options grants at the time they are elected as a director and at each annual meeting of the stockholders thereafter. The exercise price of options under the Directors’ Plan will be equal to the fair market value of the common stock on the date of grant. The maximum term of the options granted under the Directors’ Plan is 10 years. All grants under the Directors’ Plan will vest over a period of four years from the date of grant, one fourth vesting one year after the date of the grant and the balance vesting monthly, thereafter.

1996 Stock Option Plan. The 1996 Stock Option Plan (the “1996 Plan”) was adopted in April 1996. The terms are similar to the 2000 Plan. The 1996 Plan was terminated upon our initial public offering on August 11, 2000, and no new options can be granted under this plan. The termination of the 1996 Plan had no effect upon outstanding options under the plan.

2000 Employee Stock Purchase Plan. Our 2000 Employee Stock Purchase Plan (the “Purchase Plan”) permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock on the first day of the offering or 85% of the fair market value of our common stock on the purchase date. A two-year look-back feature in our Purchase Plan causes the offering period to reset if the fair value of our common stock on the purchase date is less than that on the original offering date. Through the end of September 30, 2006, we have issued a total of 480,265 shares under the Purchase Plan, and 669,735 shares remain available for future issuance.

Adoption of SFAS 123(R)

Stock-based compensation expense is based on the fair value of that portion of employee stock options that are ultimately expected to vest during the period. Stock-based compensation expense recognized in our statements of operations for the three and nine months ended September 30, 2006 included compensation expense for stock-based awards granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with SFAS 123(R). For stock options granted after January 1, 2006, the fair value of each award is amortized using the straight-line single-option method. For share awards granted prior to 2006, the fair value of each award is amortized using the accelerated multiple-option valuation method prescribed by SFAS 123. Stock-based compensation expense is based on awards ultimately expected to vest, therefore, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimated forfeitures based on our historical experience. In our pro forma information required under SFAS 123 for the periods prior to 2006, we accounted for forfeitures as they occurred.

Total estimated stock-based compensation expense, related to all of our share-based payment awards, recognized under SFAS 123(R) was comprised of the following:

(in thousands except per share amount)	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Research and development	$2,266	$6,995
General and administrative	1,363	3,976

Stock-based compensation expense before taxes	3,629	10,971
Related income tax benefits	—	—
Effect on net loss	$3,629	$10,971

Effect on net loss per basic and diluted common share	$(0.07)	$(0.21)

Because we have a net operating loss carryforward as of September 30, 2006, no excess tax benefits for the tax deductions related to stock-based compensation expense were recognized in our statement of operations. Additionally, no incremental tax benefits were recognized from stock options exercised in the three and nine months ended September 30, 2006, which would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities. Because we adopted the provisions of SFAS 123(R) on January 1, 2006, no stock-based compensation expense was recognized during the three and nine months ended September 30, 2005. As of September 30, 2006, $17.0 million of total unrecognized compensation costs, net of forfeitures, related to non-vested awards is expected to be recognized over a weighted average period of 2.48 years.

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

(in thousands except per share amounts)	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss – as reported	$(17,928)	$(59,303)
Deduct: Total stock-based employee compensation expense under the fair value based method for all awards	(5,194)	(14,887)

Net loss – pro forma	$(23,122)	$(74,190)

Basic and diluted net loss per share – as reported	$(0.34)	$(1.16)

Basic and diluted net loss per share – pro forma	$(0.44)	$(1.46)

Valuation assumptions

The employee stock-based expense recognized under SFAS 123(R) and presented in the SFAS123 pro forma disclosure was determined using a Black-Scholes-Merton option valuation model (the “Black-Scholes model”). Expected volatilities are based on historical volatility of our common stock. The expected term of options granted is based on the simplified method in accordance with SAB 107 as our historical share option exercise experience does not provide a reasonable basis for estimation. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. Assumptions used in the Black-Scholes model were as follows:

	Stock Option Plans		Stock Purchase Plan
	Three Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005
Expected stock price volatility	61.3%	65.3%	34.1%	65.3%
Risk-free interest rate	4.85%	3.88%	5.07%	3.85%
Expected life (in years)	6.08	5.01	0.62	1.22
Expected dividend yield	—	—	—	—

	Stock Option Plans		Stock Purchase Plan
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Expected stock price volatility	62.9%	67.1%	36.4%	67.5%
Risk-free interest rate	4.65%	3.86%	4.80%	3.18%
Expected life (in years)	6.08	5.03	0.89	1.26
Expected dividend yield	—	—	—	—

Stock Option Activity

A summary of option activity under the Plans for the nine months ended September 30, 2006 is presented below.

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in millions)
Outstanding at December 31, 2005	8,465,649	$13.55
Granted	959,000	$19.56
Exercised	(239,316)	$6.87
Forfeited or expired	(161,355)	$19.21

Outstanding at September 30, 2006	9,023,978	$14.26	6.52	$43.3
Exercisable at September 30, 2006	5,493,661	$11.21	5.27	$41.6

The weighted average grant-date fair value of options granted during the three and nine months ended September 30, 2006 were $10.39 and $12.14 per share and during the same periods in 2005 were $8.97 and $10.20 per share. The total intrinsic value of options exercised during the three and nine months ended September 30, 2006 were $721,000 and $2.8 million and for the same periods in 2005 were $105,000 and $447,000. The total fair value of shares vested during the three and nine months ended September 30, 2006 were $2.5 million and $14.7 million.

The following table summarizes information about the stock options outstanding at September 30, 2006 (in thousands, except years and per-share amounts):

	Options Outstanding				Options Exercisable
Range of Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value
$ 1.60 - $ 2.00	1,064	2.12	$1.66	$17,166	1,064	$1.66	$17,166
$ 3.81 - $ 7.20	431	4.48	$4.93	5,547	431	$4.93	5,547
$ 7.21 - $11.00	1,607	5.18	$10.01	12,505	1,608	$10.01	12,505
$11.10 - $15.30	1,408	6.48	$12.66	7,225	1,150	$12.33	6,281
$15.41 - $18.86	1,823	8.41	$17.98	886	231	$18.00	100
$18.87 - $23.76	1,665	8.63	$20.01	—	327	$20.62	—
$24.13 - $29.04	1,026	7.31	$24.19	—	683	$24.18	—

$ 1.60 - $29.04	9,024	6.52	$14.26	$43,329	5,494	$11.21	$41,599

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

3. Comprehensive loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes changes in unrealized gains (losses) on investments. Comprehensive loss for the three and nine months ended September 30, 2006 and 2005 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)
Net loss	$(20,473)	$(17,928)	$(62,049)	$(59,303)
Changes in unrealized gains (losses) on investments	216	(65)	210	(154)

Comprehensive loss	$(20,257)	$(17,993)	$(61,839)	$(59,457)

4. Basic and diluted net loss per share

We have computed net loss per common share according to SFAS No. 128, “Earnings Per Share,” which requires disclosure of basic and diluted earnings per share. Basic earnings per share exclude any dilutive effects of options, and shares subject to repurchase or warrants. Diluted earnings per share include the impact of potentially dilutive securities.

Outstanding options to purchase an aggregate of 9,023,978 and 8,371,771 shares of our common stock for the nine months ending September 30, 2006 and 2005 were excluded from diluted net loss per common share calculations because inclusion of such options would have an anti-dilutive effect on losses in these periods.

5. Cash, cash equivalents, investments and restricted investments

The following is a summary of cash and cash equivalents, investments and restricted investments:

	September 30, 2006
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Certificate of deposits	$1,796	$—	$—	$1,796
Corporate notes	14,451	6	—	14,457
Municipal notes and bonds	18,300	—	—	18,300
Commercial paper	77,215	11	(1)	77,225
Government notes	41,305	8	(104)	41,209
Cash and money market funds	5,311	—	—	5,311

Total	$158,378	$25	$(105)	$158,298

Reported as:
Cash and cash equivalents				$82,536
Short term investments				63,588
Long-term investments				10,827
Restricted investments				1,347

Total				$158,298

	December 31, 2005
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Certificate of deposits	$1,796	$—	$—	$1,796
Corporate notes	38,366	—	(8)	38,358
Commercial paper	113,289	28	—	113,317
Government notes	42,167	—	(310)	41,857
Cash and money market funds	10,315	—	—	10,315

Total	$205,933	$28	$(318)	$205,643

Reported as:
Cash and cash equivalents				$127,971
Short term investments				75,876
Restricted investments				1,796

Total				$205,643

The net realized gains on sales of available-for-sale investments were not material for the nine months ended September 30, 2006 and 2005. Realized gains and losses were calculated based on the specific identification method.

The following is a summary of the cost and estimated fair value of available-for-sale securities at September 30, 2006 and December 31, 2005, classified by stated maturity date of the security:

	September 30, 2006		December 31, 2005
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Mature in less than one year	$122,128	$122,064	$153,713	$153,507
Mature in one to three years	10,843	10,827	13,609	13,525
Mature in over three years	18,300	18,300	26,500	26,500

Total	$151,271	$151,191	$193,822	$193,532

6. Property and equipment, net

Property and equipment consist of the following:

	September 30, 2006	December 31, 2005
	(in thousands)
Computer and lab equipment	$7,698	$7,079
Capitalized software	547	547
Office furniture and fixtures	501	410
Leasehold improvements	3,269	3,219

	12,015	11,255
Less accumulated depreciation and amortization	(7,393)	(6,213)

Property and equipment, net	$4,622	$5,042

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

Overview

Telik is engaged in the discovery, development and commercialization of small molecule drugs. We have incurred net losses since inception and expect to incur substantial and increasing losses for the next several years as we expand our research and development activities and move our product candidates into later stages of development. As of September 30, 2006, we had an accumulated deficit of $375.3 million.

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

We are subject to risks common to biopharmaceutical companies, including risks inherent in our research, development and commercialization efforts, preclinical testing, clinical trials, uncertainty of regulatory and marketing approvals, enforcement of patent and proprietary rights, the need for future capital, potential competition, use of hazardous materials and retention of key employees. In order for a product to be commercialized, it is necessary for us to conduct preclinical tests and clinical trials, demonstrate efficacy and safety of our product candidates to the satisfaction of regulatory authorities, obtain marketing approval, enter into manufacturing, distribution and marketing arrangements, obtain market acceptance and, in many cases, obtain adequate reimbursement from government and private insurers. We cannot provide assurance that we will commercialize any product, generate revenues or achieve and sustain profitability in the future.

We expect that our quarterly and annual results of operations will fluctuate for the foreseeable future due to several factors, including the timing and extent of our research and development efforts and the outcome of our clinical trial activities. The successful development of our products is uncertain. As such, an accurate prediction of future operating results is difficult or impossible.

Clinical Status

TELCYTA, our lead product candidate, is a small molecule tumor-activated cancer product candidate that we are evaluating initially to treat cancers that are resistant to standard chemotherapy drugs. We have four on-going Phase 3 registration trials with TELCYTA. The first Phase 3 clinical trial (ASSIST-1) is for the treatment of advanced ovarian cancer. The second Phase 3 clinical trial (ASSIST-2) is for the treatment of advanced non-small cell lung cancer. The third Phase 3 clinical trial (ASSIST-3) evaluates TELCYTA in combination with carboplatin for the treatment of second-line platinum resistant or refractory ovarian cancer. The fourth Phase 3 clinical trial (ASSIST-5), initiated in May 2006, evaluates TELCYTA in combination with liposomal doxorubicin (Doxil/Caelyx) versus liposomal doxorubicin (Doxil/Caelyx) as second line therapy in platinum refractory or resistant ovarian cancer. Enrollment has been completed in the first three Phase 3 trials.

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

Stock-based compensation expense

We grant stock options to our employees, outside directors and consultants and provide employees the right to purchase our stock pursuant to stockholder approved stock option and employee stock purchase plans. The benefits provided under these plans are share-based payment awards subject to the provisions of revised Statement of Financial Accounting Standards No. 123, “Share-Based Payment” (“SFAS 123 (R)”). Effective January 1, 2006, we adopted SFAS 123(R) and use the fair value method to account for share-based payment awards following the modified prospective method of adoption which provides for certain changes to the method for valuing stock-based compensation. The valuation provisions of SFAS 123(R) apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Under the modified prospective method of adoption, prior periods are not revised for comparative purposes. Total compensation cost for our share-based payment awards recognized in the three and nine months ended September 30, 2006 was $3.6 million and $11.0 million. Because we adopted SFAS 123(R) on January 1, 2006, there was no stock-based compensation expense related to employee stock options and employee stock purchases recognized in the same periods in 2005. As of September 30, 2006, $17.0 million of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of 2.48 years.

We were required to make significant estimates related to the adoption of SFAS 123(R). Our expected stock-price volatility assumption is based on historical volatilities of the underlying stock which is obtained from public data sources. For stock option grants issued during the three and nine month periods ended September 30, 2006, we used a weighted-average expected stock-price volatility of 61.3% and 62.9%, respectively. The expected term of options granted is based on the simplified method in accordance with the SEC’s Staff Accounting Bulletin No. 107 (“SAB 107”) as our historical share option exercise experience does not provide a reasonable basis for estimation. As such, we used a weighted-average expected option life assumption of 6.08 years.

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

Research and development expenses

Our research and development expenses include salaries and benefits costs, fees for contractors, consultants and third-party contract research organizations, and an allocation of facility and administrative costs. Research and development expenses consist of costs incurred for drug and product development, manufacturing, clinical activities, discovery research, screening and identification of product candidates, and preclinical studies. All such costs are charged to research and development expenses as incurred.

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

Revenue in the nine months ended September 30, 2005 resulted from our collaborative agreement and the completion of our compound identification revenue amortization with Hoffman La-Roche, Inc. We have no collaborative research agreements in 2006.

We expect revenues, if any, to fluctuate primarily depending upon the extent to which we enter into new collaborative research agreements and the amounts of payments relating to such agreements.

Research and development expenses

Research and development expenses for the three months ended September 30, 2006 and 2005 were $18.5 million and $17.1 million. Research and development expenses for the nine months ended September 30, 2006 and 2005 were $55.2 million and $55.9 million. Our research and development activities consist primarily of drug development, clinical supply manufacturing, clinical activities, discovery research, screening and identification of product candidates and preclinical studies. We group these activities into two major categories: “research and preclinical” and “clinical development.”

The approximate costs associated with research and preclinical and clinical development activities were as follows:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2006	2005		2006	2005
	(in thousands, except percentages)
Research and preclinical	$5,233	$4,255	23%	$16,346	$13,489	21%
Clinical development	13,254	12,802	4%	38,835	42,369	(8)%

Total research and development	$18,487	$17,057	8%	$55,181	$55,858	(1)%

The increase of 8%, or $1.4 million, in research and development expenses for the three months ended September 30, 2006 compared to the same period in 2005 was principally due to the following:

•	increased costs of approximately $1.0 million associated with headcount growth and increased expenses to support clinical activities;

•	stock-based compensation expense of approximately $2.3 million;

•	approximately $1.5 million associated with initial start-up costs related to our ASSIST-5 clinical trial partially offset by decreased costs associated with our Phase 3 clinical trials in ovarian cancer and non-small cell lung cancer of approximately $2.6 million following the completion of patient enrollment in our ASSIST-1, ASSIST-2 and ASSIST-3 clinical trials; and

•	corresponding decreased costs in our clinical drug supply manufacturing cost of approximately $611,000.

The decrease of 1%, or $677,000, in research and development expenses for the nine months ended September 30, 2006 compared to the same period in 2005 was principally due to the following:

•	decreased costs associated with our Phase 3 clinical trials in ovarian cancer and non-small cell lung cancer of approximately $9.9 million following the completion of patient enrollment in our ASSIST-1 and ASSIST-2 clinical trials, partially offset by increased costs of approximately $3.4 million associated with our ASSIST-3 clinical trial and initial start-up costs related to our ASSIST-5 clinical trial;

•	corresponding decreased costs in our clinical drug supply manufacturing cost of approximately $3.4 million;

•	offset by approximately $2.7 million associated with headcount growth and increased expenses to support clinical activities; and

•	stock-based compensation expense of approximately $7.0 million.

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

		Phase of	Estimated or Actual Completion of	Related R&D Expenses Nine Months Ended September 30,
Product	Description	Development	Enrollment	2006	2005
				(in thousands)
TELCYTA				$37,912	$40,454
	Ovarian, ASSIST-1	Phase 3	2004
	Non-small cell lung, ASSIST-2	Phase 3	2005
	Ovarian, ASSIST-3	Phase 3	2006
	Ovarian, ASSIST-5	Phase 3	2007
	Combination (with other drugs)	Phase 2	2006

TELINTRA	MDS	Phase 1-2	2005	3,331	3,518
	MDS tablet formulation	Phase 2	2007

Other (1)				13,938	11,886

Total research and development expense				$55,181	$55,858

(1)	“Other” constitutes research and development activities performed by our Chemistry, Biology, preclinical and Quality Assurance departments as these costs cannot be allocated to any individual project.

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

General and administrative expenses

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2006	2005		2006	2005
	(in thousands, except percentages)
General and administrative	$4,063	$2,772	47%	$13,132	$8,534	54%

The increase in general and administrative expenses of 47%, or $1.3 million in the three months ended September 30, 2006 compared to the same period in 2005 was primarily due to stock-based compensation expense.

The increase in general and administrative expenses of 54%, or $4.6 million in the nine months ended September 30, 2006 compared to the same period in 2005 was primarily due to stock-based compensation expense of $4.0 million, $328,000 in marketing expenses due to increased marketing program activities for TELCYTA and approximately $273,000 associated with headcount growth.

We expect future general and administrative expenses to increase in support of expanded business activities including costs associated with our marketing efforts to support our commercialization strategy for TELCYTA.

Interest income and interest expense

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2006	2005		2006	2005
	(in thousands, except percentages)
Interest income	$2,102	$1,930	9%	$6,315	$5,178	22%
Interest expense	(25)	(29)	(14%)	(51)	(108)	(53%)

Interest income resulted primarily from earnings on investments. Interest income increased by $172,000, or 9%, for the three months ended September 30, 2006 and $1.1 million, or 22%, for the nine months ended September 30, 2006 compared to the same periods in 2005. The increases in the three-month and nine-month periods ended September 30, 2006 were due to higher average interest rates in 2006.

Interest expense decreased by $4,000, or 14%, for the three months ended September 30, 2006 and $57,000, or 53%, for the nine months ended September 30, 2006 compared to the same periods in 2005. The decreases in interest expense were a result of decreasing outstanding principal balance as a result of payments on our lease and loan obligations and no new borrowings. We expect interest expenditures to continue to decrease in the future as we pay down our lease and loan obligations.

Liquidity and capital resources

	September 30, 2006	December 31, 2005
	(in millions, except ratios)
Cash, cash equivalents, investments and restricted investments	$158.3	$205.6
Working capital	$129.3	$187.3
Current ratio	7.8 : 1	11.0 : 1

	Nine Months Ended September 30,
	2006	2005
	(in millions)
Cash (used in) / provided by:
Operating activities	$(48.8)	$(60.9)
Investing activities	$1.4	$(27.4)
Financing activities	$2.0	$142.7
Capital expenditures (included in investing activities above)	$(0.8)	$(1.2)

Sources and Uses of Cash. Due to the significant research and development expenditures and the lack of any approved products to generate revenue, we have not been profitable and have generated operating losses since we incorporated in 1988. As such, we have funded our research and development operations through sale of equity securities, non-equity payments from corporate partners, interest earned on investments and equipment lease and loan financings. At September 30, 2006, we had available cash, cash equivalents, investments and restricted investments of $158.3 million. Our cash and investment balances are held in a variety of interest-bearing instruments including obligations of U.S. government agencies, high-grade corporate and municipal bonds, commercial paper, auction rate securities and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk.

Cash Flows from Operating Activities. Cash used in operations for the nine months ended September 30, 2006 was $48.8 million compared with $60.9 million for the same period in 2005. Net loss of $62.0 million in 2006 included non-cash charges of $11.0 million for stock-based compensation and $1.2 million for depreciation and amortization. Cash used in operations was further impacted by $464,000 in prepaid expenses mainly due to annual insurance premiums paid in the quarter and $381,000 in accrued compensation expense due to bonus payouts to employees. Cash outflows were offset by an increase of $875,000 in accrued liabilities related mainly to manufacturing expenses and $758,000 in accrued clinical trial expenses primarily related to our Phase 3 clinical trials. Operating cash outflows for the same period in 2005 resulted primarily from net loss of $59.3 million which included non-cash charges of $1.1 million for depreciation and amortization. Cash used in operations was further impacted by $425,000 in prepaid expenses mainly due to annual insurance premiums paid in the quarter ending September 30, 2005, approximately $3.0 million in accounts payable primarily due to payment of clinical development activities and $1.5 million repayments to our landlord for leasehold improvements financed by them. Cash outflows in 2005 were offset by increases of $1.8 million in accrued clinical trial expenses related primarily to our Phase 3 clinical trials.

Cash Flows from Investing Activities. Cash provided by investing activities for the nine months ended September 30, 2006 was $1.4 million compared with cash used in investing activities of $27.4 million for the same period in 2005. Cash provided for the nine months ended September 30, 2006 was primarily from $33.8 million in sales and maturities of investments offset by $31.7 million in purchases of available-for-sale investments. Capital expenditures for the same period in 2006 were $770,000 primarily for laboratory equipment, computer equipment and software purchases. Cash used for the same period in 2005 was primarily for $130.9 million in purchases of short-term available-for-sale investments offset by $104.7 million in sales and maturities of investments. Capital expenditures for the same period in 2005 were $1.2 million primarily for laboratory equipment, computer equipment and software purchases.

Cash Flows from Financing Activities. Cash provided by financing activities for the nine months ended September 30, 2006 was approximately $2.0 million compared with $142.7 million for the same period in 2005. Financing activities for the nine months ended September 30, 2006 was comprised primarily of $2.7 million in proceeds from stock option exercises and our employee stock purchase plan, offset by $759,000 in payments under capital leases and equipment loans. Financing activities for the same period in 2005 included approximately $142.2 million in net proceeds from our follow-on public offering of common stock completed in February 2005 offset by $997,000 in pay down of capital leases and equipment loans.

Working Capital. Working capital decreased to $129.3 million at September 30, 2006 from $203.6 million at September 30, 2005. The decrease in working capital was primarily due to our use of cash in operations due to the expansion of our TELCYTA development program, reclassification to non-current assets of certain long-term investments and costs associated with headcount growth.

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

Our future contractual obligations at September 30, 2006 were as follows:

	Total	2006	2007-2008	2009-2010	After 2010
	(in thousands)
Capital lease obligations	$46	$46	$—	$—	$—
Equipment loans	302	100	202	—	—
Operating leases	27,839	832	6,913	7,284	12,810

Total contractual cash obligations	$28,187	$978	$7,115	$7,284	$12,810

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

We have no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).

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

The table below presents the principal amounts and weighted-average interest rates by year of stated maturity for our investment portfolio:

	2006	2007	2008 and Beyond	Total	Fair Value at September 30, 2006
	(in thousands, except percentages)
Available-for-sale securities	$97,314	$30,159	$23,798	$151,271	$151,191
Average interest rate	5.09%	4.86%	5.37%	5.09%

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures. Based on our management’s evaluation (with the participation of our chief executive officer and chief financial officer), our chief executive officer and chief financial officer have concluded that, subject to limitations described below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), were effective as of September 30, 2006 to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in internal control over financial reporting. There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The risk factors described in Part II, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 3, 2006, are set forth below. These risk factors have not substantively changed, except for those identified by asterisk and restated below.

We have a history of net losses, which we expect to continue for the next several years. We will never be profitable unless we develop, and obtain regulatory approval and market acceptance of, our product candidates.*

Due to the significant research and development expenditures required to develop our TRAP technology and identify new product candidates, and the lack of any products to generate revenue, we have not been profitable and have incurred operating losses since we were incorporated in 1988. As of September 30, 2006, we had an accumulated deficit of $375.3 million. We expect to incur losses for the next several years as we continue our research and development activities and incur significant clinical testing and drug supply manufacturing costs. We do not anticipate that we will generate product revenue for several years. Our losses, among other things, have caused and will cause our stockholders’ equity and working capital to decrease. To date, we have derived substantially all of our revenues, which have not been significant, from project initiation fees and research reimbursement paid pursuant to existing collaborative agreements with third parties and achievement of milestones under current collaborations. We expect that this trend will continue until we develop, and obtain regulatory approval and market acceptance of, our product candidates, if at all. We may never generate product revenue sufficient to become profitable.

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

Significant delays in clinical testing could materially impact our clinical trials. We do not know whether planned clinical trials will begin on time, will need to be revamped or will be completed on schedule, if at all. In addition to the reasons stated above, clinical trials can be delayed for a variety of other reasons, including delays in obtaining regulatory approval to commence a study, delays in reaching agreement on acceptable clinical study agreement terms with prospective clinical sites, delays in obtaining institutional review board approval to conduct a study at a prospective clinical site and delays in recruiting subjects to participate in a study.

Delays in clinical testing can also materially impact our product development costs. If we experience delays in clinical testing or approvals, our product development costs will increase. For example, we may need to make additional payments to third-party investigators and organizations to retain their services or we may need to pay recruitment incentives. If the delays are significant, our financial results and the commercial prospects for our product candidates will be harmed, and our ability to become profitable will be delayed.

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

If we are unable to raise adequate funds in the future, we will not be able to continue to fund our operations, research programs, preclinical testing and clinical trials to develop and manufacture our product candidates.*

The process of carrying out the development of our own unpartnered product candidates to later stages of development and developing other research programs to the stage that they may be partnered will require significant additional expenditures, including the expenses associated with preclinical testing, clinical trials and obtaining regulatory approval. We believe that our existing cash and investment securities will be sufficient to support our current operating plan until the end of 2007. Changes in our research and development plans or other changes affecting our operating expenses may affect actual future consumption of existing cash resources as well. In any event, we will require substantial additional financing to fund our operations in the future. We do not know whether additional financing will be available when needed or that, if available, we will obtain financing on terms favorable to our stockholders. As of September 30, 2006, our accumulated deficit was $375.3 million, and we expect capital outlays and operating expenditures to increase over the next several years as we expand our clinical, research and development activities. The extent of any actual increase in operating or capital spending will depend in part on the clinical success of our product candidates. If we fail to raise adequate funds on terms acceptable to us, if at all, we will not be able to continue to fund our operations, research programs, preclinical testing, clinical trials and manufacturing efforts.

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

Our success depends in part on the continued contributions of our principal management and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, scientists and companies in the face of intense competition for such personnel. As we plan for and commence additional advanced clinical trials, including Phase 2 and Phase 3, we will also need to further expand our clinical development personnel. In addition, our research programs depend on our ability to attract and retain highly skilled chemists and other scientists. If we lose the services of Dr. Wick or any of our other key personnel, our research and development efforts could be seriously and adversely affected. We have generally entered into consulting or other agreements with our scientific and clinical collaborators and advisors. We do not carry key person insurance that covers Dr. Wick or any of our other key employees. There is currently a shortage of skilled executives and employees with technical expertise in the biotechnology industry and this shortage is likely to continue. As a result, competition among numerous companies, academic and other research institutions for skilled personnel and experienced scientists is intense and turnover rates are high. The cost of living in the San Francisco Bay Area is high compared to other parts of the country, which may adversely affect our ability to compete for qualified personnel and will increase costs. Because of this competitive environment, we have encountered and may continue to encounter increasing difficulty in attracting qualified personnel as our operations expand and the demand for these professionals increases and this difficulty could significantly impede the achievement of our research and development objectives.

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

If we or our licensees cannot obtain and defend our respective intellectual property rights, or if our product candidates, technologies or any products that we may develop are found to infringe patents of third parties, we could become involved in lengthy and costly legal proceedings that could adversely affect our business.*

Our success will depend in a large part on our own and our licensees’ ability to obtain and defend patents for each party’s respective technologies and the compounds and other products, if any, resulting from the application of these technologies. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. As a result, the degree of future protection for our proprietary rights is uncertain, and we cannot assure you that:

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

We do not currently operate manufacturing facilities for clinical or commercial production of our product candidates. We expect to continue to rely on third parties for the manufacture of our product candidates and any products that we may develop. We currently lack the resources and capability to manufacture any of our product candidates on a clinical scale or any products that we may develop on a commercial scale. As a result, we will be dependent on corporate partners, licensees or other third parties for the manufacturing of clinical and commercial scale quantities of our product candidates and any products that we may develop. Our product candidates and any products that we may develop may be in competition with other product candidates and products for access to these facilities. For this and other reasons, our collaborators or third parties may not be able to manufacture our product candidates and products in a cost effective or timely manner. While we currently possess sufficient inventory of TELCYTA and TELINTRA that are stored in multiple locations and an additional, substantial quantity of the active ingredient in TELCYTA, if these inventories are lost or damaged, the clinical development of our product candidates or their submission for regulatory approval could be delayed, and our ability to deliver any products that we may develop on a timely basis could be impaired or precluded.

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

Substantial future sales of our common stock by us or by our existing stockholders could cause our stock price to fall.*

Additional equity financings or other share issuances by us, including shares issued in connection with strategic alliances, could adversely affect the market price of our common stock. Sales by existing stockholders of a large number of shares of our common stock in the public market or the perception that additional sales could occur could cause the market price of our common stock to drop. As of September 30, 2006, 52,359,319 shares of our common stock were outstanding, of which 52,006,662 shares were freely tradable and 352,657 shares were transferable in accordance with certain volume, notice and manner of sale restrictions under Rule 144 of the Securities Act of 1933.

If we do not progress in our programs as anticipated, our stock price could decrease.*

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

Our stock price may be volatile, and you may not be able to resell your shares at or above your purchase price.*

Our stock prices and the market prices for securities of biotechnology companies in general have been highly volatile, with recent significant price and volume fluctuations, and may continue to be highly volatile in the future. During the nine months ended September 30, 2006, our common stock traded between $14.37 and $22.70. You may not be able to sell your shares quickly or at the market price if trading in our stock is not active or the volume is low. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock, some of which are beyond our control:

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

We are required to recognize expense for stock based compensation related to employee stock options and employee stock purchases and there is no assurance that the expense we are required to recognize measures accurately the value of our share-based payment awards, and the recognition of this expense could cause the trading price of our common stock to decline.*

On January 1, 2006, we adopted SFAS 123(R) which requires the measurement and recognition of compensation expense for all stock-based compensation based on estimated fair values. As a result, our operating results will contain a charge for stock-based compensation related to employee stock options and employee stock purchases. The application of SFAS 123(R) requires the use of an option-pricing model to determine the fair value of share-based payment awards. This determination of fair value is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because our employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion the existing valuation models may not provide an accurate measure of the fair value of our employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123(R) and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

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

Date: November 6, 2006

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