Form 10-K
period 2006-12-31
TELIK INC
filed 2007-02-28
CIK 1109196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Fiscal Year Ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Transition period from ____________ to ____________.

Commission file number: 0-31265

TELIK, INC.

(Exact name of Registrant as specified in its charter)

Delaware	93-0987903
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3165 Porter Drive, Palo Alto, CA 94304

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:    (650) 845-7700

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value per share	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☒  NO ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐  NO ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this Chapter) is not contained herein, and will not be contained to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-acceleratedfiler ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).  YES ☐  NO ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $261,193,004 as of June 30, 2006, based upon the closing sale price on the Nasdaq Global Market reported for such date. The determination of affiliate status for the purposes of this calculation is not necessarily a conclusive determination for other purposes. The calculation excludes approximately 36,429,652 shares held by directors, officers and stockholders whose ownership exceeded five percent of the Registrant’s outstanding Common Stock as of June 30, 2006. Exclusion of these shares should not be construed to indicate that such person controls, is controlled by or is under common control with the Registrant.

There were 52,381,319 shares of Registrant’s Common Stock issued and outstanding as of February 23, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the definitive proxy statement to be filed by April 20, 2007 with the Securities and Exchange Commission pursuant to Regulation 14A for the Registrant’s Annual Meeting of Stockholders.

TELIK, INC.

2006 ANNUAL REPORT ON FORM 10-K

Disclosure Regarding Forward-Looking Statements

This Annual Report on Form 10-K, including the documents that we incorporate by reference, contains statements indicating expectations about future performance and other forward-looking statements that involve risks and uncertainties. We usually use words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “future,” “intend,” “potential,” or “continue” or the negative of these terms or similar expressions to identify forward-looking statements. These statements appear throughout the Form 10-K and are statements regarding our current intent, belief, or expectation, primarily with respect to our operations and related industry developments. Examples of these statements include, but are not limited to, statements regarding the following: the implications of interim or final results of our Phase 2 clinical and Phase 3 registration trials, the progress and timing of our research programs, including clinical testing, our anticipated timing for filing additional IND, or Investigational New Drug, applications with the United States Food and Drug Administration for the initiation or completion of Phase 1, Phase 2 or Phase 3 testing for any of our product candidates, the extent to which our issued and pending patents may protect our products and technology, our ability to identify new product candidates using TRAP technology (our proprietary Target-Related Affinity Profiling technology, which is discussed below), the potential of such product candidates to lead to the development of safer or more effective therapies, our ability to develop the technology derived from our collaborations and to enter into additional TRAP collaborations, our future operating expenses, our future losses, our future expenditures for research and development, the sufficiency of our cash resources and our use of proceeds from our follow-on public offering which was completed in February 2005. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in the section of Item 1A entitled “Risk Factors,” and elsewhere in this Annual Report. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

“TELIK,” the Telik logo, TRAP, TELCYTA and TELINTRA are trademarks of Telik, Inc. All other brand names or trademarks appearing in this Annual Report are the property of their respective holders.

PART I

Item 1.    Business.

Overview

Telik, Inc. is a corporation that was incorporated in Delaware in 1988 and is a biopharmaceutical company working to discover, develop and commercialize innovative small molecule drugs to treat diseases. We discovered our product candidates using our proprietary drug discovery technology, Target-Related Affinity Profiling, or TRAP, which we believe enables the rapid and efficient discovery of small molecule product candidates. To date, we have not obtained regulatory approval for the commercial sale of any products, and we have not received any revenue from the commercial sale of products.

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

TELCYTA has shown clinical antitumor activity alone and in combination with standard chemotherapeutic agents in multiple Phase 2 clinical trials in refractory or resistant ovarian, non-small cell lung, breast and colorectal cancer. In addition, TELCYTA demonstrated clinical activity in two Phase 2 trials in combination regimens as first line treatment in patients with Stage IIIb or IV non-small cell lung cancer.

On December 26, 2006 we announced preliminary results from our first three randomized TELCYTA Phase 3 registration trials. The following summarizes the preliminary results of those trials:

ASSIST-1 is a 440 patient multinational, randomized Phase 3 trial designed to evaluate TELCYTA as compared to the active control agents liposomal doxorubicin or topotecan in the third-line therapy of platinum resistant ovarian cancer. The ASSIST-1 trial did not achieve the primary endpoint of demonstrating a statistically significant improvement in overall survival for TELCYTA as compared to the active controls. While the preliminary analysis revealed a number of internal inconsistencies that need to be further investigated, resolution of these inconsistencies may not change the preliminary results.

ASSIST-2 is a 520 patient multinational, randomized Phase 3 trial designed to evaluate TELCYTA as compared to gefitinib in the third-line therapy of advanced non-small cell lung cancer. The ASSIST-2 trial did not achieve the primary endpoint of demonstrating a statistically significant improvement in overall survival for TELCYTA as compared to the active control.

ASSIST-3 is a 244 patient randomized Phase 3 trial conducted in the U.S. designed to demonstrate a statistically significant improvement in overall objective response rate with the combination of TELCYTA plus carboplatin compared to liposomal doxorubicin in the second-line treatment of platinum resistant ovarian cancer. Under the trial protocol, patients were to have received treatment until tumor progression or unacceptable toxicity. However, a major discordance was observed between the clinical review of the tumor scans and the independent radiology review. Approximately 25% of the patients were discontinued prematurely from the assigned study treatment as judged by the independent review of the scans. Therefore, we believe the trial was compromised and may not be suitable for a regulatory submission.

Objective tumor responses were observed on the investigational arms containing TELCYTA in all three trials based on the prospective central blinded independent radiology review. Preliminary analysis of the safety data from the ASSIST-1 and ASSIST-2 trials, in which TELCYTA was administered as monotherapy, indicates that TELCYTA was generally well-tolerated. TELCYTA treatment was associated with mild to moderate nausea, vomiting and fatigue. Preliminary analysis of the safety data from the ASSIST-3 trial, combining TELCYTA plus carboplatin, demonstrated toxicities expected of each drug alone and no unexpected or cumulative toxicities were reported. Further analyses of each of these trials are underway.

ASSIST-5 is a 244 patient, multinational randomized Phase 3 trial initiated in May 2006, evaluating TELCYTA in combination with liposomal doxorubicin versus liposomal doxorubicin as second line therapy in platinum refractory or resistant ovarian cancer. Enrollment is ongoing in this trial.

TELINTRA, our second product candidate, is a small molecule bone marrow stimulant we are developing for the treatment of blood disorders associated with low blood cell levels, such as neutropenia or anemia. Myelodysplastic syndrome, or MDS, is a disease characterized by defects in the blood-producing cells of the bone marrow, in which low blood cell levels occur. A Phase 2 clinical trial in patients with MDS was completed and we announced positive clinical data in December 2005 demonstrating clinically significant improvement in all blood cell lineages and across all major MDS subtypes. TELINTRA was well-tolerated in this predominantly elderly patient population. In February 2006, we initiated a Phase 1-2a trial in MDS using a tablet formulation of TELINTRA. We also announced positive pre-clinical results for TELINTRA at the American Society of Hematology annual meeting in December 2006.

TLK58747 is a novel metabolically activated cytotoxic small molecule and was identified as a new product candidate in 2006. TLK58747 causes apoptosis and G2/M cell cycle arrest in a broad array of human cancer cell lines including those not expressing GST P1-1. In preclinical testing, it has shown significant anti-tumor activity in human breast, pancreatic and colon tumors in vivo when administered either orally or by injection. We are conducting the required preclinical safety studies to support the potential filing of an Investigational New Drug, or IND, application with the U.S. Food and Drug Administration, or FDA.

Our next product candidate may be selected from our on-going discovery research programs and our collaborations with leading cancer centers. These include compounds intended to target GST, aurora kinase and other enzymes that we believe are critical to the growth of cancer cells and intended for the treatment of cancer. In February 2007, we announced an agreement with SRI International, or SRI, under which SRI will conduct preclinical studies of MCP-1 antagonist identified as C243, a compound developed by us for the treatment of multiple sclerosis and other autoimmune and inflammatory diseases. SRI will fund and conduct preclinical and toxicology studies directed at supporting and IND application with the FDA.

We discovered all of our product candidates using our proprietary technology, TRAP, which we believe enables the rapid and efficient discovery of small molecule product candidates. TRAP exploits a fundamental property of all drugs, which is their selective interaction with proteins. By developing a profile of how small molecule chemicals interact with a reference panel of proteins, we believe we can identify compounds that are active against disease-related protein targets faster than with alternative technologies.

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

•

Retain commercial rights to our product candidates.    We retain worldwide commercial rights to our cancer product candidates. We may conduct clinical development activities at least through initial proof of efficacy in humans or seek to share the risks and costs of development by partnering those programs before completion of clinical trials. To successfully partner such programs, we may be required to grant commercialization rights to our collaborators.

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

•

Use TRAP to sustain a pipeline of product candidates.    We believe our proprietary TRAP drug discovery platform allows us to rapidly and efficiently identify small molecules active against potential disease targets. We plan to continue to use this platform to provide a pipeline of future product development candidates generated internally or through collaborations. For example, through several academic collaborations, we are applying TRAP to identify novel compounds active against a wide range of potential cancer targets. We have also entered into corporate collaborations, such as with Hoffmann-La Roche Inc., to assist our partners in identifying product candidates for promising therapeutic targets. We plan to secure additional partners for the use of TRAP technology.

Product Candidate Pipeline

We have concentrated our efforts in cancer. We periodically evaluate and prioritize our research programs. The following table summarizes key information about our current product candidate pipeline:

Product candidate	Clinical indication	Development status
TELCYTA Tumor-activated cancer product candidate

Ovarian cancer

ASSIST-1, Phase 3 3rd line monotherapy

ASSIST-3, Phase 3 2nd line combination with carboplatin

ASSIST-5, Phase 3 2nd line combination with liposomal doxorubicin

Phase 2 combinations, 2nd+ line

Phase 2 monotherapy, 2nd+ line

Non-small cell lung cancer

ASSIST-2, Phase 3 3rd line monotherapy

Phase 2 combinations, 1st line

Phase 2 combination, 2nd+ line

Phase 2 single agent, 2nd+ line

Breast cancer

Phase 2 monotherapy, 2nd+ line

Colorectal cancer

Phase 2 monotherapy, 2nd+ line

Trial completed Trial completed Trial ongoing Two trials completed Two trials completed Trial completed Two trials completed Trial completed Two trials completed Trial completed Trial completed
TELINTRA Bone marrow stimulant	MDS intravenous formulation Phase 2 MDS tablet formulation Phase 1-2a	Trial completed Trial ongoing
TLK58747	Cancer	Pre-IND studies underway
Aurora kinase	Cancer	Small molecule inhibitors discovered
AKT kinase inhibitor	Cancer	Small molecule inhibitors discovered
DNA methyltransferase inhibitor	Cancer	Small molecule inhibitors discovered
MCP-1 antagonist (C243)	Multiple sclerosis, rheumatoid arthritis, atherosclerosis, other inflammatory and autoimmune diseases	Preclinical and safety assessment ongoing

We have worldwide commercialization rights to all of the product candidates in our pipeline except for the MCP-1 antagonist, for which we have rights in North and South America and joint rights in Europe; Sanwa Kagaku Kenyuskho Co., Ltd., or Sanwa, has rights in Asia.

Product Development Programs

Cancer

Our two most advanced product candidates, TELCYTA and TELINTRA, are being developed to treat cancers for which there is significant demand for new therapies. Cancer is the second leading cause of death in the United States according to the American Cancer Society’s 2006 Cancer Facts and Figures. The five-year survival rates for patients with cancers that have spread from its original site are poor. These poor survival rates reflect the limitations of current treatments and the development of resistance to available treatments. In addition, current treatments are often associated with severe toxic side effects.

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

TELCYTA has been evaluated in multiple Phase 2 clinical trials, including trials using TELCYTA as monotherapy and in combination regimens in ovarian, non-small cell lung, breast and colorectal cancer. Results from these clinical trials indicate that TELCYTA monotherapy was generally well-tolerated, with mostly mild to moderate side effects, particularly when compared to the side effects and toxicities of standard chemotherapeutic drugs. When TELCYTA was evaluated in combination with standard chemotherapeutic drugs, the tolerability of the combinations was similar to that expected of each drug alone. This tolerability profile may be an important clinical advantage for TELCYTA since combination drug regimens are commonly used in cancer treatment. Clinical activity including objective tumor responses and/or disease stabilization was reported in the TELCYTA Phase 2 trials.

We initiated four randomized Phase 3 registration trials in platinum refractory or resistant ovarian cancer and in platinum resistant non-small cell lung cancer. We have completed three of the trials and one trial is ongoing. The following summarizes the status of these trials:

ASSIST-1 is a 440 patient multinational, randomized Phase 3 trial designed to evaluate TELCYTA as compared to the active control agents liposomal doxorubicin or topotecan in the third-line therapy of platinum resistant ovarian cancer. The ASSIST-1 trial did not achieve the primary endpoint of demonstrating a statistically significant improvement in overall survival for TELCYTA as compared to the active controls. While the preliminary analysis revealed a number of internal inconsistencies that need to be further investigated, resolution of these inconsistencies may not change the preliminary results.

ASSIST-2 is a 520 patient multinational, randomized Phase 3 trial designed to evaluate TELCYTA as compared to gefitinib in the third-line therapy of advanced non-small cell lung cancer. The ASSIST-2 trial did not achieve the primary endpoint of demonstrating a statistically significant improvement in overall survival for TELCYTA as compared to the active control.

ASSIST-3 is a 244 patient randomized Phase 3 trial conducted in the U.S. designed to demonstrate a statistically significant improvement in overall objective response rate with the combination of TELCYTA plus carboplatin compared to liposomal doxorubicin in the second-line treatment of platinum resistant ovarian cancer. Under the trial protocol, patients were to have received treatment until tumor progression or unacceptable toxicity. However, a major discordance was observed between the clinical review of the tumor scans and the independent radiology review. Approximately 25% of the patients were discontinued prematurely from the assigned study treatment as judged by the independent review of the scans. Therefore, we believe the trial was compromised and may not be suitable for a regulatory submission.

ASSIST-5 is a 244 patient, multinational randomized Phase 3 trial initiated in May 2006, evaluating TELCYTA in combination with liposomal doxorubicin versus liposomal doxorubicin as second line therapy in platinum refractory or resistant ovarian cancer. Enrollment is ongoing in this trial.

Objective tumor responses were observed on the investigational arms containing TELCYTA in all three trials based on the prospective central blinded independent radiology review. Preliminary analysis of the safety data from the ASSIST-1 and ASSIST-2 trials, in which TELCYTA was administered as monotherapy, indicates that TELCYTA was generally well-tolerated. TELCYTA treatment was associated with mild to moderate nausea, vomiting and fatigue. Preliminary analysis of the safety data from the ASSIST-3 trial, combining TELCYTA plus carboplatin, demonstrated toxicities expected of each drug alone and no unexpected or cumulative toxicities were reported. Further analyses of each of these trials are underway.

We have completed enrollment in two Phase 2 clinical trials of TELCYTA for the treatment of Stage IIIb or IV non small cell lung cancer in patients who have not previously received chemotherapy. One clinical trial is evaluating TELCYTA in combination with cisplatin, and the other, TELCYTA in combination with carboplatin and paclitaxel. Platinum and taxane based drug combinations are the current standard for the front line chemotherapy of lung and ovarian cancer.

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

Results from a Phase 2 clinical trial of the intravenous formulation of TELINTRA in patients with MDS were reported in December 2005, demonstrating clinically significant improvement in all blood cell lineages and in all major MDS subtypes. TELINTRA was well-tolerated in this predominantly elderly patient population. In February 2006, we initiated a Phase 1-2a study in patients with MDS using a tablet formulation of TELINTRA. At the 48th annual meeting of the American Society of Hematology in December 2006, we reported positive preclinical data demonstrating that TELINTRA accelerated the recovery of white blood cells (neutrophils) in standard preclinical models of chemotherapy-induced neutropenia. Neutrophil recovery was preceded by significantly increased levels of G-CSF and GM-CSF. Recombinant G-CSF and GM-CSF are the current standards of care for the treatment of cancer patients with chemotherapy-induced neutropenia.

TELINTRA may offer the advantages of a small molecule drug over a therapeutic protein, including ease of manufacturing and the potential for oral administration. The tablet formulation of TELINTRA may allow us to offer a product that is an attractive alternative to the current marketed parenterally administered drugs that stimulate the production of white or red blood cells. We have retained worldwide commercial rights to TELINTRA.

TLK58747—Cytotoxic small molecule

Using our TRAP technology we discovered TLK58747, a novel metabolically activated cytotoxic small molecule. TLK58747 causes apoptosis and G2/M cell cycle arrest in a broad array of human cancer cell lines including those not expressing GST P1-1. It has shown significant anti-tumor activity in human breast, pancreatic and colon tumors in vivo when administered either orally or by injection. We are conducting the required preclinical safety studies to support the potential filing of an Investigational New Drug, or IND, application with the U.S. Food and Drug Administration or FDA.

MCP-1 antagonist (C243) —Small molecule for autoimmune and inflammatory disorders

Using our TRAP technology we discovered MCP-1 antagonist, or C243, a small molecule that prevents leukocyte infiltration, a process linked to tissue injury in chronic autoimmune and inflammatory diseases such as multiple sclerosis, rheumatoid arthritis and athersclerosis. In February 2007, we announced an agreement with SRI International under which SRI will fund and conduct preclinical studies of C243, a compound we developed for the potential treatment of multiple sclerosis and other autoimmune and inflammatory diseases. We hold exclusive rights to C243 in North and South America. We share commercialization rights with our former collaborator, Sanwa, in the rest of the world except Asia, where Sanwa has exclusive commercialization rights.

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

Aurora kinase

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

These collaborations include the following:

Sanwa

In December 1996, we entered into a screening services agreement with Sanwa Kagaku Kenkyusho Co., Ltd., or Sanwa, a Japanese pharmaceutical company, to employ our proprietary TRAP technology to identify compounds that are active against biological targets. In September 1997 and October 1998, this agreement was amended to increase the number of targets, extend the term of the agreement and include the optimization of lead compounds for a period of two years. The agreement was further amended in March 2002 to clarify certain procedures for optimization of lead compounds, establish dates by which we would file at least one patent in three different categories of compounds, and permit Sanwa to submit targets obtained from third parties to the screening program. We concluded the optimization of a lead compound identified through the use of our TRAP technology in May 2003. Under the agreement, Sanwa has exclusive commercialization rights in Japan, Korea, Taiwan and China. We have exclusive commercialization rights in North and South America. Elsewhere in the world, we share commercialization rights with Sanwa. The term of the agreement expired in December 2006, but the division of rights remains in effect.

The University of Arizona

In January 2001, we entered into a research and license agreement with the Arizona Cancer Center at the University of Arizona to use our TRAP technology for the identification of small molecule compounds active against cancer related targets. The Arizona Cancer Center has successfully conducted biologic assays to screen TRAP-generated compounds for pharmacologic activity and we have selected four new compounds for further development. We have exclusive worldwide rights to develop and commercialize compounds that we selected and will use the Arizona Cancer Center as a preferred clinical site for our oncology drug development programs arising from this collaboration. In July 2002, we exercised our option to obtain exclusive worldwide rights to intellectual property, including small molecule product candidates, for four targets. The license agreement will continue until the expiration of the patents covering such compounds.

Vanderbilt-Ingram Cancer Center

In December 2002, we entered into a research and license agreement with the Vanderbilt-Ingram Center at Vanderbilt University to use our TRAP technology for the identification of small molecule compounds active against cancer related targets. We have the right to select compounds arising from the collaboration for further development. In May 2006, we exercised our option to obtain exclusive worldwide rights for one target. The research term of the agreement terminated in December 2006 and, if no additional targets are selected by February 2007, the agreement would expire for these additional targets.

Hoffmann-La Roche

In March 2003, we entered into a screening and license agreement with Hoffmann-La Roche, Inc. or Roche, whereby we will utilize our TRAP technology to identify product candidates active against a pharmaceutical target selected by Roche. We are entitled to receive certain payments upon acceptance of drug compounds by Roche.

Mount Sinai School of Medicine

In February 2005, we entered into a research and license agreement with the Mount Sinai School of Medicine to use our TRAP technology for the identification of small molecule compounds active against cancer related targets. We have the right to select compounds arising from the collaboration for further development. The research term of the agreement will terminate in May 2007 and, if no compounds are selected for further development by July 2007, the agreement will expire.

SRI International

In February 2007, we announced an exclusive license agreement with SRI under which SRI will conduct preclinical studies of the MCP-1 antagonist identified as C243, a compound developed by us for the treatment of multiple sclerosis and other autoimmune and inflammatory diseases. Under the terms of the agreement, SRI will fund and conduct preclinical and toxicology studies directed at supporting an Investigational New Drug, or IND, application with the U.S. Food and Drug Administration, as well as develop GMP-compliant sources for C243 manufacturing. We will have the option to re-acquire C243 rights in the future. In North and South America, we have exclusive commercialization rights to C243. We share commercialization rights to the compound in Europe with Sanwa, and Sanwa has exclusive commercialization rights in Asia. The license agreement covers territories where we have exclusive rights. The term of this agreement and license under it expires in December 2011, subject to termination rights by both parties.

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

We may obtain patents for our product candidates many years before we obtain marketing approval for them. We can generally apply for patent term extensions for patents covering our product candidates in major market countries when and if marketing approvals are obtained.

Independently of patent coverage, we will generally be entitled to data exclusivities for our product candidates in major market countries for several years when and if marketing approvals are obtained.

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

Manufacturing

We are using third-party manufacturers to produce clinical supplies of TELCYTA under cGMP regulations. We are conducting process development testing with drug manufacturers to scale up production of adequate clinical supplies of TELINTRA in its intravenous formulation.

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

Research and Development

We believe that our on-going research and development efforts are very important to our success. Our goal is to develop small molecule drugs for major disease areas and this goal has been supported by our substantial research and development investments. We spent approximately $71.5 million in 2006, $71.3 million in 2005 and $61.9 million in 2004 on research and development. We conduct research internally and also through collaborations with third parties, including universities, and we intend to maintain our strong commitment to our research and development efforts in the future. Approximately 52.1% of our research and development is conducted internally and 47.9% is conducted through collaborations with third parties, including contract research organizations and consultants.

Employees

As of February 28, 2007, our workforce consisted of 118 full-time employees, 38 of whom hold Ph.D. or M.D. degrees, or both, and 27 of whom hold other advanced degrees. Of our total workforce, 87 are engaged in research and development and 31 are engaged in business development, finance and administration. None of our employees are represented by a collective bargaining agreement, nor have we experienced any significant work stoppages. We believe that our relations with our employees are good.

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

Due to the significant research and development expenditures required to develop our TRAP technology and identify new product candidates, and the lack of any products to generate revenue, we have not been profitable and have incurred operating losses since we were incorporated in 1988. As of December 31, 2006, we had an accumulated deficit of $392.9 million. We expect to incur losses for the next several years as we continue our research and development activities and incur significant clinical testing and drug supply manufacturing costs. We do not anticipate that we will generate product revenue for several years. Our losses, among other things, have caused and will cause our stockholders’ equity and working capital to decrease. To date, we have derived substantially all of our revenues, which have not been significant, from project initiation fees and research reimbursement paid pursuant to existing collaborative agreements with third parties and achievement of milestones under current collaborations. We expect that this trend will continue until we develop, and obtain regulatory approval and market acceptance of, our product candidates, if at all. We may never generate product revenue sufficient to become profitable.

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

To obtain regulatory approvals, we must, among other requirements, complete carefully controlled and well-designed clinical trials demonstrating that a particular drug is safe and effective for the applicable disease. TELCYTA has to date been evaluated in multiple Phase 1, Phase 2 and Phase 3 clinical trials. The Phase 3 clinical trials (ASSIST-1, 2, 3 and 5) compare TELCYTA to a control arm consisting of currently established standard drug treatments for ovarian and lung cancers. In December 2006, we reported that preliminary results indicate that the ASSIST-1 and ASSIST-2 trials did not achieve their primary endpoint of demonstrating statistically significant improvement in overall survival for TELCYTA as compared to the active controls. The ASSIST-3 trial showed a major discordance between the clinical review of the tumor scans and the independent radiology review and therefore the results of this trial may be compromised and not suitable for regulatory submission. We are conducting further analyses of the data and we plan to meet with advisors, and depending on the findings, we may initiate discussions with regulatory agencies for the purpose of determining the next steps in the clinical development program. Based on the results of our analyses of the data from our ASSIST-1 and ASSIST-3 trials, we may have to revise the on-going ASSIST-5 trial and this may delay the completion of the study. Future changes in standards of care may cause us to, or the FDA may require us to perform additional clinical testing of TELCYTA against a different control arm prior to filing an NDA for marketing approval. Patient recruitment may be slower than expected and patients may drop out of the ASSIST-5 trial. Our near to medium-term outlook depends to a significant extent on the outcome of the further analyses of the data from the completed ASSIST trials, and on the results from the on-going ASSIST-5 trial. If the results of these analyses and the ASSIST-5 trial do not demonstrate sufficient efficacy to support our NDA, then our business will suffer and our stock price will decline.

We typically rely on third-party clinical investigators to conduct our clinical trials and, as a result, we may face additional delays outside our control. We engaged contract research organizations, or CROs, to facilitate the administration of our Phase 3 clinical trials of TELCYTA. Dependence on a CRO subjects us to a number of risks. We may not be able to control the amount and timing of resources the CRO may devote to our clinical trials. Should the CRO fail to administer our Phase 3 clinical trials properly, regulatory approval, development and commercialization of TELCYTA will be delayed.

We completed a Phase 2 clinical trial of the intravenous formulation of TELINTRA in MDS, a form of pre-leukemia, to evaluate safety, pharmacokinetics, pharmacodynamics and efficacy. In February 2006 we initiated a new Phase 2 clinical trial of a tablet formulation of TELINTRA in MDS. Our success depends in part on our ability to complete clinical development of TELINTRA or other preclinical product candidates and take them through early clinical trials.

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

If we are unable to raise adequate funds in the future, we will not be able to continue to fund our operations, research programs, preclinical testing and clinical trials to develop and manufacture our product candidates.

The process of carrying out the development of our own unpartnered product candidates to later stages of development and developing other research programs to the stage that they may be partnered will require significant additional expenditures, including the expenses associated with preclinical testing, clinical trials and obtaining regulatory approval. We believe that our existing cash and investment securities will be sufficient to support our current operating plan until the end of 2008. Changes in our research and development plans or other changes affecting our operating expenses may affect actual future consumption of existing cash resources as well. In any event, we will require substantial additional financing to fund our operations in the future. We do not know whether additional financing will be available when needed or that, if available, we will obtain financing on terms favorable to our stockholders. As of December 31, 2006, our accumulated deficit was $392.9 million, and we expect capital outlays and operating expenditures to increase over the next several years as we expand our clinical, research and development activities. The extent of any actual increase in operating or capital spending will depend in part on the clinical success of our product candidates. If we fail to raise adequate funds on terms acceptable to us, if at all, we will not be able to continue to fund our operations, research programs, preclinical testing, clinical trials and manufacturing efforts.

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

As our product programs advance, we may need to hire additional scientific and management personnel. Our research and development efforts will be seriously jeopardized if we are unable to attract and retain key personnel.

Our success depends in part on the continued contributions of our principal management and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, scientists and companies in the face of intense competition for such personnel. As we plan for additional advanced clinical trials, including Phase 2 and Phase 3, we may also need to expand our clinical development personnel. In addition, our research programs depend on our ability to attract and retain highly skilled chemists and other scientists. If we lose the services of Dr. Wick or any of our other key personnel, our research and development efforts could be seriously and adversely affected. We have generally entered into consulting or other agreements with our scientific and clinical collaborators and advisors. We do not carry key person insurance that covers Dr. Wick or any of our other key employees.

Our restructuring efforts may have an adverse impact on our current employees and on our ability to retain and attract future employees

On February 12, 2007, our Board of Directors committed to a restructuring plan intended to reduce our operating expenses following our announcement in December 2006 of the preliminary results of our Phase 3 ASSIST-1, ASSIST-2 and ASSIST-3 trials for our lead product candidate, TELCYTA™. The workforce reduction could result in reduced productivity by our remaining employees, which in turn may affect our business and financial results in future quarters. We cannot assure you that future reductions or adjustments of our workforce will be made or that issues associated with such reductions will not recur. In addition, employees, whether or not directly affected by the reduction, may seek future employment with our business partners, customers or competitors. Although our employees are required to sign a confidentiality agreement at the time of hire, we cannot assure you that the confidential nature of certain proprietary information will be maintained in the course of such future employment.

Further, we believe that our future success will depend in large part upon our ability to attract and retain highly skilled personnel. We may have difficulty attracting such personnel as a result of a perceived risk of future workforce reductions. In addition, there is currently a shortage of skilled executives and employees with technical expertise in the biotechnology industry and this shortage is likely to continue. As a result, competition among numerous companies, academic and other research institutions for skilled personnel and experienced scientists is intense and turnover rates are high. The cost of living in the San Francisco Bay Area is high compared to other parts of the country, which may adversely affect our ability to compete for qualified personnel and will increase costs. Because of this competitive environment, we have encountered and may continue to encounter increasing difficulty in attracting qualified personnel if our operations expand and the demand for these professionals increases, and this difficulty could significantly impede the achievement of our research and development objectives.

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

We do not currently operate manufacturing facilities for clinical or commercial production of our product candidates. We expect to continue to rely on third parties for the manufacture of our product candidates and any products that we may develop. We currently lack the resources and capability to manufacture any of our product candidates on a clinical scale or any products that we may develop on a commercial scale. As a result, we will be dependent on corporate partners, licensees or other third parties for the manufacturing of clinical and commercial scale quantities of our product candidates and any products that we may develop. Our product candidates and any products that we may develop may be in competition with other product candidates and products for access to these manufacturing facilities. For this and other reasons, our collaborators or third parties may not be able to manufacture our product candidates and products in a cost effective or timely manner. While we currently possess sufficient inventory of TELCYTA and TELINTRA that are stored in multiple locations and an additional, substantial quantity of the active ingredient in TELCYTA, if these inventories are lost or damaged, the clinical development of our product candidates or their submission for regulatory approval could be delayed, and our ability to deliver any products that we may develop on a timely basis could be impaired or precluded.

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

In November 2001, our board of directors adopted a stockholder rights plan that may have the effect of discouraging, delaying or preventing a merger or acquisition that is beneficial to our stockholders by diluting the ability of a potential acquiror to acquire us. Pursuant to the terms of our plan, when a person or group, except under certain circumstances, acquires 20% or more of our outstanding common stock or 10 business days after commencement or announcement of a tender or exchange offer for 20% or more of our outstanding common stock (an “Acquiring Person”), the rights (except those rights held by the person or group who has acquired or announced an offer to acquire 20% or more of our outstanding common stock) would generally become exercisable for shares of our common stock at a discount. In May 2006, we amended the stockholder rights plan to exclude Eastbourne Capital Management, L.L.C. and certain related persons and entities, collectively Eastbourne, from the definition of Acquiring Person so long as neither Eastbourne nor its affiliates or associates, either individually or in the aggregate, becomes the beneficial owner of 25% or more of the common stock then outstanding. On December 11, 2006, the plan was further amended to increase this threshold to 30% with respect to Eastbourne. Because the potential acquiror’s rights would not become exercisable for our shares of common stock at a discount, the potential acquiror would suffer substantial dilution and may lose its ability to acquire us. In addition, the existence of the plan itself may deter a potential acquiror from acquiring us. As a result, either by operation of the plan or by its potential deterrent effect, mergers and acquisitions of us that our stockholders may consider in their best interests may not occur.

Substantial future sales of our common stock by us or by our existing stockholders could cause our stock price to fall.

Additional equity financings or other share issuances by us, including shares issued in connection with strategic alliances, could adversely affect the market price of our common stock. Sales by existing stockholders of a large number of shares of our common stock in the public market or the perception that additional sales could occur could cause the market price of our common stock to drop. As of December 31, 2006, 52,381,319 shares of our common stock were outstanding, of which 52,043,662 shares were freely tradable and 337,657 shares were transferable in accordance with certain volume, notice and manner of sale restrictions under Rule 144 of the Securities Act of 1933.

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

Our stock price may be volatile, you may not be able to resell your shares at or above your purchase price, and we may be subject to securities class action lawsuits.

Our stock prices and the market prices for securities of biotechnology companies in general have been highly volatile, with recent significant price and volume fluctuations, and may continue to be highly volatile in the future. For example, our announcement that the preliminary top-line results of our first three Phase 3 trials did not meet primary end-points caused our stock price to drop by 71% in one day. During the twelve months ended December 31, 2006, our common stock traded between $4.32 and $22.70. You may not be able to sell your shares quickly or at the market price if trading in our stock is not active or the volume is low. In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. Because of the drop in our stock price, we may be the target of similar litigation. Securities litigation could result in substantial costs and divert management’s attention and resources, and could seriously harm our business. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock, some of which are beyond our control:

•	developments regarding, or the results of, our clinical trials;

•	announcements of technological innovations or new commercial products by our competitors or us;

•	developments concerning proprietary rights, including patents;

•	developments concerning our collaborations; publicity regarding actual or potential medical results relating to products under development by our competitors or us;

•	regulatory developments in the United States and foreign countries;

•	litigation;

•	economic and other external factors or other disaster or crisis; or

•	period-to-period fluctuations in our financial results.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our stockholders during the fiscal quarter ended December 31, 2006.

PART II

Item 5.    Market for Registrant’s Common Equity, and Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Our Common Stock

Our common stock trades on the Nasdaq Stock Market under the symbol “TELK”. The following table sets forth the high and low sales prices (based on the daily closing prices) for our common stock for each quarterly period within the two most recent fiscal years, as reported on the Nasdaq Global Market.

	High	Low
2006
Quarter ended March 31, 2006	$22.38	$16.65
Quarter ended June 30, 2006	$19.07	$14.64
Quarter ended September 30, 2006	$17.88	$15.37
Quarter ended December 31, 2006	$20.20	$4.39

2005
Quarter ended March 31, 2005	$19.76	$14.65
Quarter ended June 30, 2005	$17.25	$13.40
Quarter ended September 30, 2005	$17.48	$14.73
Quarter ended December 31, 2005	$18.28	$14.60

As of February 23, 2007, there were 119 stockholders of record. We have never paid our stockholders cash dividends, and we do not anticipate paying any cash dividends in the foreseeable future as we intend to retain any earnings for use in our business. Any future determination to pay dividends will be at the discretion of our board of directors.

Performance Graph

The following graph shows the total stockholder return of an investment of $100 in cash on December 31, 2001 for: (i) the Company’s Common Stock; (ii) the Nasdaq U.S. Index; and (iii) the Nasdaq Pharmaceutical Stocks Index. All values assume reinvestment of the full amount of all dividends and are calculated as of the last stock trading day of each year:

	December 31, 2001	December 31, 2002	December 31, 2003	December 31, 2004	December 30, 2005	December 29, 2006
Telik, Inc.	$100	$86	$170	$142	$126	$33
Nasdaq U.S. Index	100	69	103	112	115	126
Nasdaq Pharmaceutical Stocks Index	100	65	95	101	111	109

Source: Nasdaq.com. The information under “Performance Graph” is not deemed to be “soliciting material” or “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act of 1934, as amended and is not to be incorporated by reference in any filing of Telik under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this 10-K and irrespective of any general incorporation language in those filings.

Item 6.    Selected Financial Data.

The following selected historical information has been derived from the audited financial statements of Telik. The financial information as of December 31, 2006 and 2005 and for each of the three years in the period ended December 31, 2006 are derived from audited financial statements included elsewhere in this Annual Report on Form 10-K. The following Selected Financial Data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” included elsewhere in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results of operations to be expected in the future.

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share amounts)
Statement of Operations Data:
Revenues:
Contract revenue from collaborations	$—	$19	$163	$436	$1,245
Other revenues	—	—	—	—	42

Total revenues	—	19	163	436	1,287

Operating costs and expenses:
Research and development	71,522	71,345	61,868	42,311	30,549
General and administrative	16,288	11,278	10,613	9,915	6,665

Total operating costs and expenses	87,810	82,623	72,481	52,226	37,214

Loss from operations	(87,810)	(82,604)	(72,318)	(51,790)	(35,927)
Interest income, net	8,186	7,062	2,501	1,148	1,145

Net loss	$(79,624)	$(75,542)	$(69,817)	$(50,642)	$(34,782)

Basic and diluted net loss per share	$(1.52)	$(1.47)	$(1.60)	$(1.38)	$(1.17)

Shares used to calculate basic and diluted net loss per share	52,271	51,249	43,701	36,812	29,786

	As of December 31,
	2006	2005	2004	2003	2002
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents, investments and restricted Investments	$141,665	$205,643	$138,647	$201,088	$104,282
Working capital	120,845	187,276	121,356	189,266	93,923
Total assets	149,214	213,346	146,133	208,307	108,973
Current portion of capital lease obligations and loans	440	901	1,339	907	124
Non-current portion of capital lease obligations, loans and long-term liabilities	—	145	1,029	1,493	303
Deferred stock compensation, net	—	—	—	(93)	(607)
Accumulated deficit	(392,914)	(313,290)	(237,748)	(167,931)	(117,289)
Total stockholders’ equity	132,622	194,525	126,344	194,302	99,205

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Telik is engaged in the discovery, development and commercialization of small molecule drugs. We have incurred net losses since inception and expect to incur substantial and increasing losses for the next several years as we expand our research and development activities and move our product candidates into later stages of development. As of December 31, 2006, we had an accumulated deficit of $392.9 million.

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

Clinical Status

TELCYTA, our lead product candidate, is a small molecule tumor-activated cancer product candidate that we are evaluating initially to treat cancers that are resistant to standard chemotherapy drugs. On December 26, 2006 we announced preliminary results from our first three randomized TELCYTA Phase 3 registration trials, known as the ASSIST trials. The following summarizes the preliminary results of those trials:

ASSIST-1 is a 440 patient multinational, randomized Phase 3 trial designed to evaluate TELCYTA as compared to the active control agents liposomal doxorubicin or topotecan in the third-line therapy of platinum resistant ovarian cancer. The ASSIST-1 trial did not achieve the primary endpoint of demonstrating a statistically significant improvement in overall survival for TELCYTA as compared to the active controls. While the preliminary analysis revealed a number of internal inconsistencies that need to be further investigated, resolution of these inconsistencies may not change the preliminary results.

ASSIST-2 is a 520 patient multinational, randomized Phase 3 trial designed to evaluate TELCYTA as compared to gefitinib in the third-line therapy of advanced non-small cell lung cancer. The ASSIST-2 trial did not achieve the primary endpoint of demonstrating a statistically significant improvement in overall survival for TELCYTA as compared to the active control.

ASSIST-3 is a 244 patient randomized Phase 3 trial conducted in the U.S. designed to demonstrate a statistically significant improvement in overall objective response rate with the combination of TELCYTA plus carboplatin compared to liposomal doxorubicin in the second-line treatment of platinum resistant ovarian cancer.

Under the trial protocol, patients were to have received treatment until tumor progression or unacceptable toxicity. However, a major discordance was observed between the clinical review of the tumor scans and the independent radiology review. Approximately 25% of the patients were discontinued prematurely from the assigned study treatment as judged by the independent review of the scans. Therefore, we believe the trial was compromised and may not be suitable for a regulatory submission.

Objective tumor responses were observed on the investigational arms containing TELCYTA in all three trials based on the prospective central blinded independent radiology review. Preliminary analysis of the safety data from the ASSIST-1 and ASSIST-2 trials, in which TELCYTA was administered as monotherapy, indicates that TELCYTA was generally well-tolerated. TELCYTA treatment was associated with mild to moderate nausea, vomiting and fatigue. Preliminary analysis of the safety data from the ASSIST-3 trial, combining TELCYTA plus carboplatin, demonstrated toxicities expected of each drug alone and no unexpected or cumulative toxicities were reported. Further analyses of each of these trials is underway.

We also have a 244 patient, multinational randomized Phase 3 clinical trial, ASSIST-5, initiated in May 2006, evaluating TELCYTA in combination with liposomal doxorubicin versus liposomal doxorubicin as second line therapy in platinum refractory or resistant ovarian cancer. Enrollment is ongoing in this trial

In addition, we have conducted two Phase 2 clinical trials of TELCYTA for the treatment of Stage IIIb or IV non-small cell lung cancer for patients who have not previously received chemotherapy. One clinical trial is in combination with cisplatin, and the other clinical trial is in combination with carboplatin and paclitaxel. Platinum and taxane-based drug combinations are the current standard for the front-line chemotherapy of lung and ovarian cancer.

TELINTRA, our second product candidate, is a small molecule bone marrow stimulant we are developing for the treatment of blood disorders associated with low blood cell levels, such as neutropenia or anemia. Myelodysplastic syndrome, or MDS, is a disease characterized by defects in the blood-producing cells of the bone marrow, in which low blood cell levels occur. A Phase 2 clinical trial in patients with MDS was completed and we announced positive clinical data in December 2005 demonstrating clinically significant improvement in all blood cell lineages and across all major MDS subtypes. TELINTRA was well-tolerated in this predominantly elderly patient population. In February 2006 we initiated a Phase 1-2a trial in MDS using a tablet formulation of TELINTRA. We also announced positive pre-clinical results for TELINTRA at the American Society of Hematology annual meeting in December 2006.

TLK58747 a novel metabolically activated cytotoxic small molecule with activity not restricted to GST positive cancers, was identified as a new product candidate in 2006. TLK58747 causes apoptosis and G2/M cell cycle arrest in a broad array of human cancer cell lines. It has shown significant anti-tumor activity in human breast, pancreatic and colon tumors in vivo when administered either orally or by injection. We are conducting the required preclinical safety studies to support the potential filing of an IND, application with the FDA.

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

Restructuring Program

In February 2007, we implemented a restructuring plan that focused our priorities on the ASSIST-5 trial and the Phase 1-2a trial of the TELINTRA tablet formulation and selected research and development programs. To match these priorities, we reduced our workforce by 38 positions and along with other cost cutting measures we expect a decrease of approximately $16 million in operating expenses for the year 2007 as compared with the year ended December 31, 2006. As a result of the restructuring plan, we expect to record a one-time restructuring charge of approximately $1.6 million for severance costs and other charges in the quarter ending March 31, 2007. The majority of the severance payments will be paid in cash in the same period and we expect to complete the restructuring plan by the end of the first quarter of fiscal year 2007. We will continue to investigate alternative opportunities for the advancement of our product development programs, including collaborations with pharmaceutical and larger biotechnology companies.

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

Stock-based compensation expense

We grant stock options to our employees, outside directors and consultants and provide employees the right to purchase our stock pursuant to stockholder approved stock option and employee stock purchase plans. The benefits provided under these plans are share-based payment awards subject to the provisions of revised Statement of Financial Accounting Standards No. 123, “Share-Based Payment” (“SFAS 123 (R)”). Effective January 1, 2006, we adopted SFAS 123(R) and use the fair value method to account for share-based payment awards following the modified prospective method of adoption which provides for certain changes to the method for valuing stock-based compensation. The valuation provisions of SFAS 123(R) apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Under the modified prospective method of adoption, prior periods are not revised for comparative purposes. Total compensation cost for our share-based payment awards recognized in 2006 was $14.6 million. Because we adopted SFAS 123(R) on January 1, 2006, there was no stock-based compensation expense related to employee stock options and employee stock purchases recognized in 2005 and 2004. As of December 31, 2006, $16.0 million of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of 2.62 years.

We were required to make significant estimates related to the adoption of SFAS 123(R). Our expected stock-price volatility assumption is based on historical volatilities of the underlying stock which is obtained from public data sources. For stock option grants issued during the year ended December 31, 2006, we used a weighted-average expected stock-price volatility of 65.3%. The expected term of options granted is based on the simplified method in accordance with the SEC’s Staff Accounting Bulletin No. 107 (“SAB 107”) as our historical share option exercise experience does not provide a reasonable basis for estimation. As such, we used a weighted-average expected option life assumption of 6.08 years.

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

Results of operations

Revenues

	Years Ended December 31,			Annual Percent Change
	2006	2005	2004	2006/2005	2005/2004
	(in thousands, except percentages)
Contract revenue from collaborations	$—	$19	$163	(100)%	(88)%

We have no collaborative research agreements in 2006 while revenues in 2005 and 2004 resulted from our collaborative agreement with Roche. As a result of the completion of our Roche compound identification revenue amortization in March 2005, we reported an 88% decrease or $144,000 reduction in revenue in 2005 compared to 2004.

We currently do not expect to record any revenue in the next twelve months. Future revenues will depend upon the extent to which we enter into new collaborative research agreements and the amounts of payments relating to such agreements.

Research and development expenses

Research and development expenses for the years ended December 31, 2006, 2005 and 2004 were $71.5 million, $71.3 million and $61.9 million. Our research and development activities consist primarily of drug development, clinical supply manufacturing, clinical activities, discovery research, screening and identification of product candidates and preclinical studies. We group these activities into two major categories: “research and preclinical” and “clinical development.”

The costs associated with research and preclinical and clinical development activities approximate the following:

	Years Ended December 31,			Annual Percent Change
	2006	2005	2004	2006/2005	2005/2004
	(in thousands, except percentages)
Research and preclinical	$21,206	$17,502	$16,315	21%	7%
Clinical development	50,316	53,843	45,553	(7)%	18%

Total research and development	$71,522	$71,345	$61,868	0%	15%

Research and development expenses for the year ended December 31, 2006 increased by $177,000 compared to the same period in 2005 primarily due to the following:

•	Clinical trial expenses

—	approximately $4.1 million associated with our ASSIST-3 clinical trial and initial start-up costs related to our ASSIST-5 clinical trial;

—	offset by decreased costs associated with our Phase 3 clinical trials in ovarian cancer and non-small cell lung cancer of approximately $11.8 million following the completion of patient enrollment in our ASSIST-1 and ASSIST-2 clinical trials; and

—	corresponding decreased costs in our clinical drug supply manufacturing cost of approximately $2.4 million.

•	Other expenses

—	approximately $1.2 million associated with headcount growth and increased expenses to support clinical activities; and

—	stock-based compensation expense of approximately $9.2 million

The increase of 15%, or $9.5 million, in research and development expenses for the year ended December 31, 2005 compared to the same period in 2004 was principally due to the increased costs for the following:

•	Clinical trial expenses

—	costs associated with our Phase 3 clinical trials of approximately $2.8 million due to the initiation of our ASSIST-3 clinical trial partially offset by a decrease in costs associated with our ASSIST-1 clinical trial due to the completion of patient enrollment at the end of 2004.

•	Other expenses

—	approximately $6.1 million associated with headcount growth and increased expenses to support clinical activities.

We expect total research and development expenditures to decrease in the next twelve months as we focus on the TELCYTA ASSIST-5 clinical trial and the Phase 1-2a clinical trial of the TELINTRA tablet formulation resulting in decreased manufacturing and clinical development costs. The timing and the amount of these expenditures will depend upon the results of the on-going analyses of the completed TELCYTA Phase 3 trials which may result in potential changes to the ASSIST-5 trial, and the progress of the TELINTRA tablet formulation Phase 1-2a clinical trial.

The following table summarizes our principal product development initiatives, including the related stages of development for each product in development and the research and development expenses recognized in connection with each product. The information in the column labeled “Estimated or Actual Completion of

Enrollment” is our current estimate of the timing of completion of enrollment. The actual timing of completion of enrollment could differ materially from the estimates provided in the table. For a discussion of the risks and uncertainties associated with the timing of completing a product development phase, see the risk factors “All of our product candidates are in research and development. If clinical trials of TELCYTA and TELINTRA are delayed or unsuccessful or if we are unable to complete the preclinical development of our other preclinical product candidates, our business may suffer,” “If we do not obtain regulatory approval to market products in the United States and foreign countries, we or our collaborators will not be permitted to commercialize our product candidates,” “As our product programs advance, we may need to hire additional scientific and management personnel. Our research and development efforts will be seriously jeopardized if we are unable to attract and retain key personnel,” and “If we are unable to enter into or maintain existing contracts with third parties to manufacture our product candidates or any products that we may develop in sufficient quantities and at an acceptable cost, clinical development of product candidates could be delayed and we may be unable to meet demand for any products that we may develop and lose potential revenue” sections of “Risk Factors” below.

Product	Description	Phase of Development	Estimated or Actual Completion of Enrollment	Related R&D Expenses Years ended December 31,
				2006	2005	2004
				(in thousands)
TELCYTA				$48,922	$51,432	$44,109
	Ovarian ASSIST-1	Phase 3	2005
	Non-small cell lung ASSIST-2	Phase 3	2005
	Ovarian, 2nd line ASSIST-3	Phase 3	2006
	Ovarian, 2nd line ASSIST-5	Phase 3	2008
	Combination (with other drugs)	Phase 2	2005
	Ovarian	Phase 2	2004
	Lung	Phase 2	2004
	Breast	Phase 2	2004

TELINTRA				4,828	4,196	3,654
	MDS – Oral formulation	Phase 1-2	2005
	MDS – Tablets	Phase 1-2a	2007
Other (1)				17,772	15,717	14,105

	Total research and development expenses			$71,522	$71,345	$61,868

(1)	“Other” constitutes research and development activities performed by our Chemistry, Biology, preclinical and Quality Assurance departments as these costs cannot be allocated to any individual project.

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

General and administrative expenses

	Years Ended December 31,			Annual Percent Change
	2006	2005	2004	2006/2005	2005/2004
	(in thousands, except percentages)
General and administrative	$16,288	$11,278	$10,613	44%	6%

The increase of 44%, or $5.0 million in 2006 compared to the same period in 2005 was primarily due to stock-based compensation expense of $5.3 million.

The increase of 6%, or $665,000, in general and administrative expenses in 2005 compared to 2004 was primarily due to increased expenses necessary to manage the growth of our operations including insurance and legal fees.

We expect future general and administrative expenses to increase by approximately 10 percent to account for management bonuses, higher stock-based compensation expense and legal fees associated with potential corporate partnerships. There were no bonuses paid to management in 2006.

Interest income and interest expense

	Years Ended December 31,			Annual Percent Change
	2006	2005	2004	2006/2005	2005/2004
	(in thousands, except percentages)
Interest Income	$8,243	$7,193	$2,702	15%	166%
Interest Expense	$57	$131	$201	(56)%	(35)%

Interest income of $8.2 million, $7.2 million and $2.7 million for the years ended December 31, 2006, 2005 and 2004 resulted primarily from earnings on investments. The increase in 2006 was due to higher average interest rates in 2006. The increase in 2005 was due to higher average interest rates in 2005 and higher principal balances of our investments as a result of $142.2 million in net proceeds obtained from our follow-on public offering of common stock in February 2005

Interest expense was $57,000, $131,000 and $201,000 for the years ended December 31, 2006, 2005 and 2004. The decreases in interest expense in 2006 and 2005 were due to decreasing outstanding principal balance as a result of payments on our lease and loan obligations and no new borrowings. We expect interest expenditures to continue to decrease in the future as we pay down our lease and loan obligations.

Liquidity and capital resources

	2006	2005	2004
	(In millions, except ratios)
December 31:
Cash, cash equivalents, investments and restricted cash	$141.7	$205.6	$138.6
Working capital	$120.8	$187.3	$121.4
Current ratio	8.3 : 1	11.0 : 1	7.9 : 1

Year ended December 31:
Cash provided by (used in):
Operating activities	$(65.2)	$(74.1)	$(62.7)
Investing activities	$13.1	$3.3	$40.3
Financing activities	$2.0	$142.5	$1.8
Capital expenditures (included in investing activities above)	$(1.0)	$(1.3)	$(1.3)

Sources and Uses of Cash.    Due to the significant research and development expenditures and the lack of any approved products to generate revenue, we have not been profitable and have generated operating losses since we incorporated in 1988. As such, we have funded our research and development operations through sales of equity, collaborative arrangements with corporate partners, interest earned on investments and equipment lease financings. At December 31, 2006, we had available cash, cash equivalents, investments and restricted investments of $141.7 million. Our cash and investment balances are held in a variety of interest- bearing instruments including obligations of U.S. government agencies, high-grade corporate and municipal bonds, commercial paper and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk.

Cash Flows from Operating Activities.    Cash used in operations for 2006 was $65.2 million compared with $74.1 million in 2005 and $62.7 million in 2004. Net loss of $79.6 million in 2006 included non-cash charges of $14.6 million for stock-based compensation and $1.6 million for depreciation and amortization. Cash used in operations was further impacted by a decrease of $1.2 million in accrued clinical trials expenses, primarily due to our Phase 3 clinical trials and a $2.6 million decrease in accrued compensation expense primarily due to bonus payouts. Cash outflows were offset by an increase of $1.2 million in accrued liabilities related mainly to manufacturing expenses and $1.1 million in accounts payable. Cash used in operations in 2005 resulted from a net loss of $75.5 million which included non-cash charges of $1.6 million for depreciation and amortization. Cash used in operations in 2005 was further impacted by an approximately $3.4 million decrease in accounts payable primarily due to payment of clinical development activities and $2 million repayments to our landlord for leasehold improvements which were financed by them. Cash outflows in 2005 were offset by increases of $3.3 million in accrued clinical trial expenses related primarily to our Phase 3 clinical trials. Cash used in operations in 2004 resulted from a net loss of $69.8 million which included non-cash charges of $1.4 million for depreciation and amortization, $93,000 for the amortization of deferred stock compensation and $197,000 related to non-cash stock based compensation to non employees. Cash used in operations in 2004 was offset by $2.1 million in accounts payable and $3.7 million in accrued liabilities primarily due to expenses related to our Phase 3 clinical trials in ovarian and non-small cell lung cancers.

Cash Flows from Investing Activities.    Cash provided by investing activities for 2006 was $13.1 million compared to $3.3 million in 2005 and $40.3 million in 2004. Cash provided in 2006 was primarily from $50.4 million in sales and maturities of investments offset by $36.3 million in purchases of available-for-sale investments. Capital expenditures in 2006 were $996,000 primarily for laboratory equipment, computer equipment and software purchases. Cash was provided in 2005 by $147.2 million from sales and maturities of investments, partially offset by $142.5 million in purchases of investment securities. Capital expenditures for 2005 were $1.3 million primarily related to the implementation of an Enterprise Resource Planning system and purchase of computer and laboratory equipment. Cash was provided in 2004 by $175.9 million from sales and maturities of investments offset by $134.4 million in purchases of investment securities. Capital expenditures for 2004 were $1.3 million primarily for laboratory and computer equipment purchases

Cash Flows from Financing Activities.    Cash provided by financing activities for 2006 was approximately $2.0 million compared with $142.5 million in 2005 and $1.8 million in 2004. Financing activities for 2006 were comprised primarily of $2.9 million in proceeds from stock option exercises and our employee stock purchase plan, partially offset by $927,000 in payments under capital leases and equipment loans. Financing activities for 2005 included approximately $142.2 million in net proceeds from our follow-on public offering of common stock completed in February and $1.6 million from stock option exercises and stock issuances under our employee stock plans offset by $1.3 million in pay down of capital leases and equipment loans. Cash provided in 2004 from financing activities of $1.8 million was primarily from our stock option exercises and stock purchase plan.

Working Capital.    Working capital decreased to $120.8 million at December 31, 2006 from $187.3 million at December 31, 2005. The decrease in working capital was primarily due to our use of cash in operations due to the expansion of our TELCYTA development program, reclassification to non-current assets of certain long-term investments and costs associated with headcount growth.

In February 2005, we completed a follow-on public offering of 8,050,000 shares of common stock, including shares issued in connection with the underwriters’ exercise of their over-allotment option, at a price of $18.75 per share, raising net proceeds of approximately $142.2 million after deducting underwriters’ discounts and commissions and related offering expenses.

Due to the re-focus of our research and development strategy to mainly on the ASSIST-5 clinical trial and the Phase 1-2a clinical trial of TELINTRA tablets, we believe our existing cash resources will be sufficient to satisfy our current operating plan until the end of 2008. We expect our on-going clinical development activities and in particular our Phase 3 ASSIST-5 clinical trial to consume a large portion of our existing cash resources. Changes in our research and development plans or other changes affecting our operating expenses may affect actual future consumption of existing cash resources as well. In any event, we will require substantial additional financing to fund our operations in the future. We may seek to raise any necessary additional funds through equity or debt financings, collaborative arrangements with corporate partners or other sources. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience dilution. Debt financing may subject us to restrictive covenants that may adversely affect our operations. To the extent that we raise additional capital through licensing arrangements or arrangements with collaborative partners, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize ourselves. Our future capital uses and requirements depend on numerous factors, including the following:

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

Our future contractual obligations at December 31, 2006 are as follows:

	Total	2007	2008-2009	2010-2011	After 2011
	(In thousands)
Capital lease obligations	$307	$307	$—	$—	$—
Equipment loans	202	202	—	—	—
Operating leases	27,007	3,417	7,084	7,504	9,002

Total contractual cash obligations	$27,516	$3,926	$7,084	$7,504	$9,002

We have a contractual obligation under the terms of our manufacturing supply agreement with Organichem Corporation, wherein we are obligated to purchase a significant percentage of our United States requirements for the active ingredient in TELCYTA for a number of years. In addition, we are obligated to forecast our purchases, if any, of the active ingredient several quarters in advance and purchase the forecasted amount. On the basis of our current forecasts, we have no financial obligation to Organichem. Pricing of purchases under this agreement is subject to renegotiation after a defined time period.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertain Tax Provisions, an Interpretation of SFAS Statement 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertain tax positions as described in SFAS No. 109, “Accounting for Income Taxes,” and requires a company to recognize, in its financial statements, the impact of a tax position only if that position is “more likely than not” of being sustained on an audit basis solely on the technical merit of the position. In addition, FIN 48 requires qualitative and quantitative disclosures including a discussion of reasonably possible changes that might occur in the recognized tax benefits over the next twelve months as well as a roll-forward of all unrecognized tax benefits. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are in the process of determining the effect, if any, the adoption of FIN 48 will have on our financial statements.

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

The table below presents the principal amounts and weighted-average interest rates by year of stated maturity for our investment portfolio:

	2007	2008	2009 and Beyond	Total	Fair Value at December 31, 2006
	(In thousands, except percentages)
Available-for-sale securities	$109,182	$5,498	$14,500	$129,180	$129,126
Average interest rate	5.19%	5.08%	5.45%	5.21%

Item 8.    Financial Statements and Supplementary Data.

All information required by this item is included on pages 52 to 70 in Item 15 of Part IV of this Annual Report on Form 10-K and is incorporated into this item by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of December 31, 2006, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2006, our internal control over financial reporting was effective based on these criteria.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included below.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Telik, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Telik, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Telik, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Telik, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Telik, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Telik, Inc. as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of Telik, Inc. and our report dated February 23, 2007 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Palo Alto, California

February 23, 2007

Item 9B.    Other Information.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Information regarding directors and executive officers is incorporated by reference to the information set forth under the caption “Directors and Executive Officers” in our Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934 for the Annual Meeting of Stockholders to be filed with the Commission by April 20, 2007.

We have adopted the Telik, Inc. Code of Conduct, a code of ethics with which every person who works for us is expected to comply, including without limitation our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Telik, Inc. Code of Conduct is filed as an exhibit to our Annual Report on Form 10-K for the period ended December 31, 2003 as filed on March 4, 2004, with the U.S. Securities and Exchange Commission, or SEC, and is incorporated herein by reference. If we make any substantive amendments to the Telik, Inc. Code of Conduct or grant to any of our directors or executive officers any waiver including any implicit waiver, from a provision of the Telik, Inc. Code of Conduct, we will disclose the nature of the waiver or amendment in a Current Report on Form 8-K.

Item 11.    Executive Compensation.

Information regarding executive compensation is incorporated by reference to the information set forth under the caption “Executive Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission by April 20, 2007.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission by April 20, 2007.

Equity Compensation Plan Information

The following table provides certain information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2006.

Equity Compensation Plan Information

Plan Category	(A) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(B) Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A) (1))
Equity compensation plans approved by security holders	9,154,624	$14.32	3,067,806	(2)
Equity compensation plans not approved by security holders	—	N/A	—

Total	9,154,624	$14.32	3,067,806	(2)

(1)	Each year on January 1, since January 1, 2001, the aggregate number of shares of common stock that may be issued pursuant to stock awards under the 2000 Equity Incentive Plan is automatically increased by the lesser of 1,500,000 shares or 5% of the total number of shares of common stock outstanding on that date or such lesser amount as may be determined by our board of directors. In addition, the 2000 Employee Stock Purchase Plan provides for the automatic increase on that date in the number of shares equal to the lesser of 150,000 shares or 1% of the outstanding shares on that date or such lesser amount as may be determined by the Board.

(2)	Includes 669,735 shares issuable under the 2000 Employee Stock Purchase Plan.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption “Certain Transactions” in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission by April 20, 2007.

Item 14.    Principal Accountant Fees and Services.

Information regarding principal accountant fees and services is incorporated by reference to the information set forth under the caption “Proposal 2 – Ratification of Selection of Independent Auditors” in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission by April 20, 2007.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report:

1.	Financial Statements. Our financial statements and the Report of Independent Registered Public Accounting Firm, are included in Part IV of this Report on the pages indicated:

2.	Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

3.	Exhibits:

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation. (2)

3.2	Amended and Restated Bylaws. (1)

4.1	Specimen Common Stock Certificate. (1)

4.2	Amended and Restated Registration Rights Agreement, dated March 31,2000, between Telik and holders of Telik’s Series B, Series E, Series F, Series G, Series H, Series I, Series J and Series K preferred stock. (1)

4.3	Rights Agreement dated November 2, 2001, by and between Telik and Wells Fargo Bank Minnesota, N.A., replaced by EquiServe Trust Company, N.A. as Rights Agent. (6)

4.4	Registrant’s Certificate of Designation of Series A Junior Participating Preferred Stock. (6)

4.5	Agreement, by and among Telik, Eastbourne Capital Management, L.L.C., Black Bear Offshore Master Fund, L.P., Black Bear Fund I, L.P., Black Bear Fund II, L.L.C., and Richard J. Barry, dated May 18, 2006. (10)

4.6	Amendment to Rights Agreement between Telik and Computershare Shareholder Services, Inc. and Computershare Trust Company, N.A., dated May 18, 2006. (12)

4.7	Second Amendment to Rights Agreement between Telik and Computershare Shareholder Services, Inc. and Computershare Trust Company, N.A., dated December 11, 2006. (11)

4.8	Amended and Restated Standstill Agreement between Telik and Eastbourne Capital Management, L.L.C. and certain related persons and entities, dated December 11, 2006. (11)

10.1	Form of Indemnity Agreement. (1) (3)

10.2	2000 Equity Incentive Plan and related documents. (3) (4)

10.3	2000 Employee Stock Purchase Plan and Offering. (3) (4)

10.4	2000 Non-Employee Directors’ Stock Option Plan and Agreement. (3) (13)

10.5	1996 Stock Option Plan and forms of grant thereunder. (3) (4)

10.6	1988 Stock Option Plan and forms of grant thereunder. (3) (4)

Exhibit Number	Description

10.7	Form of Non-Plan Stock Option Agreement. (3) (4)

10.8	Telik, Inc. Executive Officer Bonus Plan. (3)

10.9*	Collaboration Agreement between Telik and Sanwa Kagaku Kenkyusho Co., Ltd., dated December 20, 1996, as amended. (1)

10.10*	License Agreement between Telik and Sanwa Kagaku Kenkyusho Co., Ltd., dated September 24, 1997, as amended. (1)

10.11*	Third Amendment to Collaborative Agreement between Telik and Sanwa Kagaku Kenkyusho Co., Ltd., dated February 14, 2001. (5)

10.12*	Second Amendment to License Agreement between Telik and Sanwa Kagaku Kenkyusho Co., Ltd., dated February 14, 2001. (5)

10.13*	License Agreement between Telik and the University of Arizona, dated January 8, 2001. (5)

10.14	Consulting Agreement for Individual Consultants between Gail L. Brown, M.D. and Telik, dated October 20, 1998, as amended. (1)

10.15	Employment Agreement between Cynthia M. Butitta and Telik, dated February 1, 2001. (3) (5)

10.16	Employment Agreement between Michael M. Wick, M.D., Ph.D. and Telik, dated December 10, 1997, as amended. (1) (3)

10.17	Lease between Telik and The Board of Trustees of the Leland Stanford Junior University, dated July 25, 2002. (7)

10.18	Master Lease Agreement between Telik and General Electric Capital Corporation, dated August 23, 2002, as amended. (7)

10.19	Master Security Agreement between Telik and General Electric Capital Corporation, dated August 23, 2002, as amended. (7)

10.20†	Manufacturing Supply Agreement dated July 1, 2004, by and between Telik and Organichem Corporation. (8)

10.21	Telik, Inc. Change of Control Severance Benefit Plan, dated February 21, 2003. (3) (14)

14.1	Telik, Inc. Code of Conduct. (9)

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on the signature pages hereto)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	Confidential treatment has been granted for portions of this document. The information omitted pursuant to such confidential treatment order has been filed separately with the Securities and Exchange Commission.

†	Confidential treatment is pending for portions of this document. The information requested to be omitted pursuant to such confidential treatment order has been filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to exhibits to our Registration Statement on Form S-1, filed on April 3, 2000, as amended (File No. 333-33868).

(2)	Incorporated by reference to exhibits to our Annual Report on Form 10-K for the year ended December 31, 2001, as filed on March 27, 2002.

(3)	Management contract or compensatory arrangement.

(4)	Incorporated by reference to exhibits to our Registration Statement on Form S-8, as filed on August 30, 2000 (File No. 333-44826).

(5)	Incorporated by reference to exhibits to our Annual Report on Form 10-K for the year ended December 31, 2000 initially filed on March 28, 2001 as amended on Form 10-K/A, as filed on September 20, 2001.

(6)	Incorporated by reference to exhibits to our Current Report on Form 8-K dated November 2, 2001, as filed on November 5, 2002.

(7)	Incorporated by reference to exhibits to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, as filed on November 13, 2002.

(8)	Incorporated by reference to exhibits to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, as filed on November 8, 2004.

(9)	Incorporated by reference to exhibits to our Annual Report on Form 10-K for the year ended December 31, 2003, as filed on March 4, 2004.

(10)	Incorporated by reference to exhibits to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, as filed on August 3, 2006.

(11)	Incorporated by reference to exhibits to our Current Report on Form 8-K dated December 11, 2006, as filed on December 12, 2006.

(12)	Incorporated by reference to Exhibit A to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, as filed on August 3, 2006.

(13)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May 25, 2006, as filed on May 31, 2006.
(14)	Incorporated by reference to exhibits to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, as filed on May 7, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELIK, INC.

/s/ CYNTHIA M. BUTITTA
Cynthia M. Butitta Chief Operating and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: February 28, 2007

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MICHAEL M. WICK Michael M. Wick, M.D., Ph.D.	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2007

/s/ CYNTHIA M. BUTITTA Cynthia M. Butitta	Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2007

/s/ EDWARD W. CANTRALL Edward W. Cantrall, Ph.D.	Director	February 28, 2007

/s/ MARY ANN GRAY Mary Ann Gray, Ph.D.	Director	February 28, 2007

/s/ ROBERT W. FRICK Robert W. Frick	Director	February 28, 2007

/s/ STEVEN R. GOLDRING Steven R. Goldring, M.D.	Director	February 28, 2007

Signature	Title	Date

/s/ RICHARD B. NEWMAN Richard B. Newman	Director	February 28, 2007

/s/ STEFAN RYSER Stefan Ryser, Ph.D.	Director	February 28, 2007

/s/ HERWIG VON MORZE Herwig von Morze, Ph.D.	Director	February 28, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Telik, Inc.

We have audited the accompanying balance sheets of Telik, Inc. as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Telik, Inc. at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with the U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, in 2006, Telik, Inc. changed its method of accounting for stock-based compensation in accordance with guidance provided in Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Telik Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Palo Alto, California

February 23, 2007

TELIK, INC.

BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$77,846	$127,971
Short-term investments	56,983	75,876
Other receivables	677	687
Prepaids and other current assets	1,931	1,418

Total current assets	137,437	205,952
Property and equipment, net	4,753	5,042
Long-term investments	5,489	—
Restricted investments	1,347	1,796
Other assets	188	556

Total assets	$149,214	$213,346

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,373	$1,269
Accrued clinical trial costs	10,275	11,509
Accrued compensation	1,400	4,049
Accrued liabilities	2,104	948
Current portion of capital leases and loans	440	901

Total current liabilities	16,592	18,676
Non-current portion of capital leases and loans	—	145

Commitments

Stockholders’ equity:
Preferred stock, $0.01 par value: 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value: 100,000,000 shares authorized; shares issued and outstanding 52,381,319 in 2006 52,038,850 in 2005	524	520
Additional paid-in capital	525,066	507,585
Accumulated other comprehensive loss	(54)	(290)
Accumulated deficit	(392,914)	(313,290)

Total stockholders’ equity	132,622	194,525

Total liabilities and stockholders’ equity	$149,214	$213,346

See accompanying Notes to Financial Statements.

TELIK, INC.

STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,
	2006	2005	2004
Contract revenue from collaborations	$—	$19	$163

Operating costs and expenses:
Research and development	71,522	71,345	61,868
General and administrative	16,288	11,278	10,613

Total operating costs and expenses	87,810	82,623	72,481

Loss from operations	(87,810)	(82,604)	(72,318)
Interest income	8,243	7,193	2,702
Interest expense	(57)	(131)	(201)

Net loss	$(79,624)	$(75,542)	$(69,817)

Basic and diluted net loss per share	$(1.52)	$(1.47)	$(1.60)

Shares used to calculate basic and diluted net loss per share	52,271	51,249	43,701

See accompanying Notes to Financial Statements.

TELIK, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-in Capital	Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholder’s Equity
	Shares	Amount
Balances at December 31, 2003	43,583	$436	$361,840	$(93)	$50	$(167,931)	$194,302
Comprehensive loss:
Net loss	—	—	—	—	—	(69,817)	(69,817)
Change in unrealized loss on available-for-sale investments	—	—	—	—	(268)	—	(268)

Comprehensive loss							(70,085)
Common stock issued under stock option and purchase plans	250	2	1,835	—	—	—	1,837
Stock options issued to non-employees	—	—	197	—	—	—	197
Deferred stock compensation amortization	—	—	—	93	—	—	93

Balances at December 31, 2004	43,833	438	363,872	—	(218)	(237,748)	126,344
Comprehensive loss:
Net loss	—	—	—	—	—	(75,542)	(75,542)
Change in unrealized loss on available-for-sale investments	—	—	—	—	(72)	—	(72)

Comprehensive loss							(75,614)
Issuance of common stock in follow-on public offering, net of issuance costs of $397,000	8,050	81	142,160	—	—	—	142,241
Common stock issued under stock option and purchase plans	156	1	1,553	—	—	—	1,554

Balances at December 31, 2005	52,039	520	507,585	—	(290)	(313,290)	194,525
Comprehensive loss:
Net loss						(79,624)	(79,624)
Change in unrealized loss on available-for-sale investments	—	—	—	—	236	—	236

Comprehensive loss	—	—	—	—	—	—	(79,388)
Share-based compensation expense	—	—	14,567	—	—	—	14,567
Common stock issued under stock option and purchase plans	342	4	2,914	—	—	—	2,918

Balances at December 31, 2006	52,381	$524	$525,066	$—	$(54)	$(392,914)	$132,622

See accompanying Notes to Financial Statements.

TELIK, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net loss	$(79,624)	$(75,542)	$(69,817)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,606	1,568	1,370
Share-based compensation expense	14,567	—	—
Amortization of deferred stock compensation	—	—	93
Stock options granted to non-employees	—	—	197
Changes in assets and liabilities:
Other receivables	10	(170)	(163)
Prepaids and other current assets	(513)	222	(223)
Accounts payable	1,104	(3,428)	2,074
Accrued liabilities	(2,359)	3,305	3,748
Deferred revenue	—	(19)	(6)

Net cash used in operating activities	(65,209)	(74,064)	(62,727)

Cash flows from investing activities:
Purchases of investments	(36,276)	(142,484)	(134,357)
Sales of investments	18,550	85,600	141,685
Maturities of investments	31,815	61,566	34,215
Purchases of property and equipment	(996)	(1,341)	(1,251)

Net cash provided by investing activities	13,093	3,341	40,292

Cash flows from financing activities:
Proceeds from capital loans	—	—	1,091
Principal payments under capital leases and loans	(927)	(1,322)	(1,123)
Net proceeds from issuance of common stock	2,918	143,795	1,837

Net cash provided by financing activities	1,991	142,473	1,805

Net change in cash and cash equivalents	(50,125)	71,750	(20,630)
Cash and cash equivalents at beginning of period	127,971	56,221	76,851

Cash and cash equivalents at end of period	$77,846	$127,971	$56,221

Supplemental information:
Interest paid	$57	$131	$201

See accompanying Notes to Financial Statements.

TELIK, INC.

NOTES TO FINANCIAL STATEMENTS

1.     Summary of Significant Accounting Policies

Nature of Operations and Basis of Presentation

Telik, Inc. (“Telik,” “we” or, the “Company”) was incorporated in the state of Delaware in October 1988 as Terrapin Diagnostics, Inc. and ultimately changed its name in May 1998 to Telik, Inc. We are engaged in the discovery and development of small molecule therapeutics. We operate in only one business segment.

We have incurred net losses since inception and we expect to incur substantial and increasing losses for at least the next several years as we continue our research and development activities. To date, we have funded operations primarily through the sale of equity securities, non-equity payments from collaborators and interest income. Future revenue, if any, for at least the next few years is expected to consist primarily of payments under corporate collaborations and interest income. The process of developing our products will require significant additional research and development, preclinical testing and clinical trials, as well as regulatory approval. We expect these activities, together with general and administrative expenses, to result in substantial operating losses for the foreseeable future. We will not receive product revenue unless we, or our collaborative partners complete clinical trials, obtain regulatory approval and successfully commercialize one or more of our products.

We expect continuing losses over the next several years. We plan to obtain capital through public or private equity or debt financing, capital lease financing and collaborative arrangements with corporate partners. We may have to seek other sources of capital or re-evaluate our operating plans if we are unable to consummate some or all of the capital financing arrangements noted above.

Use of Estimates

In preparing our financial statements to conform with U.S. generally accepted accounting principles, we make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results may differ from these estimates.

Cash and Cash Equivalents and Short-Term Investments

We invest our excess cash in money market funds and in highly liquid debt instruments of the U.S. government, its agencies and municipalities and corporate notes. All highly liquid investments with stated maturities of three months or less from date of purchase are classified as cash equivalents. Debt securities with original maturities greater than approximately three months and remaining maturities less than one year are classified as short-term investments. Debt securities with remaining maturities greater than one year and which we intend to hold until maturity are classified as long-term investments.

We classify all cash equivalents and investments as available-for-sale. Available-for-sale securities are carried at estimated fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss). Any realized gains or losses on the sale of investments are determined on a specific identification method, and such gains and losses are reflected as a component of interest income.

Restricted Investments

Under certain operating lease agreements, we may be required from time to time to set aside cash as collateral. At December 31, 2006, we had approximately $1.3 million of restricted investments and at December 31, 2005 we had approximately $1.8 million related to such agreements.

Fair Value of Financial Instruments

The fair value of our cash equivalents and investments is based on quoted market prices. The fair value of capital lease obligations and loans is based on current interest rates available to us for debt instruments with similar terms, degrees of risk, and remaining maturities. The carrying amount of cash equivalents, investments and capital lease and loan obligations are considered to be representative of their respective fair value at December 31, 2006 and 2005.

Property and Equipment

Property and equipment are stated at cost. We calculate depreciation using the straight-line method over the estimated useful lives of the assets, which range from three to five years. We amortize furniture and equipment leased under capital leases and leasehold improvements using the straight-line method over the estimated useful lives of the respective assets or the lease term, whichever is shorter. Amortization of assets under capital leases is included in depreciation expense.

In addition, we recorded costs of computer software in accordance with AICPA Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” SOP 98-1 requires that certain internal-use computer software costs be capitalized and amortized over the useful life of the asset.

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

Revenue Recognition

Our revenues have been generated from license and contract research agreements with collaborators. We recognize cost reimbursement revenue under these collaborative agreements as the related research and development costs are incurred. We recognize milestone fees upon completion of specified milestones according to contract terms. Deferred revenue represents the portion of research payments received that has not been earned.

We also have royalty and licensing agreements with other pharmaceutical, biotechnology and genomics companies. Under these agreements, we may in the future receive fees for collaborative research efforts, royalties on future sales of products, or some combination of these items. We recognize nonrefundable signing or license fees that are not dependent on future performance under these agreements as revenue when received or over the term of the arrangement if we have continuing performance obligations.

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

Clinical development costs are a significant component of research and development expenses. We have a history of contracting with third parties that perform various clinical trial activities on our behalf in the on-going development of our product candidates. The financial terms of these contracts are subject to negotiations and may vary from contract to contract and may result in uneven payment flows. We accrue and expense costs for clinical trial activities performed by third parties based upon estimates of the percentage of work completed over the life of the individual study in accordance to agreements established with contract research organizations and clinical trial sites. We determine our estimates through discussion with internal clinical personnel and outside service providers as to progress or stage of completion of trials or services and the agreed upon fee to be paid for such services. These estimates may or may not match the actual services performed by the organizations as determined by patient enrollment levels and related activities. We monitor patient enrollment levels and related activities to the extent possible.

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

In November 2005, the FASB issued FASB Staff Position No. FAS123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FAS 123(R)-3”). We have adopted the simplified method to calculate the beginning balance of the additional paid-in-capital (“APIC”) pool of the excess tax benefit, and to determine the subsequent impact on the APIC pool and our Statements of Cash Flows of the tax effects of employee stock-based compensation awards that were outstanding upon our adoption of SFAS 123(R).

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

Adoption of SFAS 123(R)

Stock-based compensation expense is based on the fair value of that portion of employee stock options that are ultimately expected to vest during the period. Stock-based compensation expense recognized in our statement of operations during 2006 included compensation expense for stock-based awards granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with SFAS 123(R). For stock options granted after January 1, 2006, the fair value of each award is amortized using the straight-line single-option method. For share awards granted prior to 2006, the fair value of each award is amortized using the accelerated multiple-option valuation method prescribed by SFAS 123. Stock-based compensation expense is based on awards ultimately expected to vest, therefore, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

We estimated forfeitures based on our historical experience. In our pro forma information required under SFAS 123 for the periods prior to 2006, we accounted for forfeitures as they occurred.

Total estimated stock-based compensation expense, related to all of our share-based payment awards, recognized under SFAS 123(R) was comprised of the following:

Year Ended December 31, 2006
(in thousands except per share amount)
Research and development	$9,220
General and administrative	5,347

Stock-based compensation expense before taxes	14,567
Related income tax benefits	—

Effect on net loss	$14,567

Effect on net loss per basic and diluted common share	$(0.28)

Because we have a net operating loss carryforward as of December 31, 2006, no excess tax benefits for the tax deductions related to stock-based compensation expense were recognized in our statement of operations. Additionally, no incremental tax benefits were recognized from stock options exercised during 2006, which would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities. As of December 31, 2006, $16.0 million of total unrecognized compensation costs, net of forfeitures, related to non-vested awards is expected to be recognized over a weighted average period of 2.62 years.

Pro forma information under SFAS 123

Prior to January 1, 2006, we accounted for stock-based awards to employees using the intrinsic value method in accordance with APB 25 and related interpretations and provided the required pro forma disclosures of SFAS 123. Under the intrinsic value method, no stock-based compensation expense was recognized in our statements of operations for stock-based awards to employees, because the exercise price of our stock options granted to employees equaled the fair market value of the underlying stock at the date of grant. The following table summarizes the pro forma effect on our net loss and per share data if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	Years Ended December 31,
	2005	2004
	(in thousands except per share amounts)
Net loss—as reported	$(75,542)	$(69,817)
Add: Stock-based employee compensation included in reported net loss	—	93
Deduct: Total stock-based employee compensation expense under the fair value based method for all awards	(19,467)	(15,028)

Net loss—pro forma	$(95,009)	$(84,752)

Basic and diluted net loss per share—as reported	$(1.47)	$(1.60)

Basic and diluted net loss per share—pro forma	$(1.85)	$(1.94)

Valuation assumptions

The employee stock-based expense recognized under SFAS 123(R) and presented in the SFAS 123 pro forma disclosure was determined using the Black-Scholes model. Expected volatilities are based on historical volatility of our common stock. The expected term of options granted is based on the simplified method in accordance with SAB 107 as our historical share option exercise experience does not provide a reasonable basis for estimation. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. Assumptions used in the Black-Scholes model were as follows:

	Stock Option Plans			Stock Purchase Plan
	2006	2005	2004	2006	2005	2004
Expected stock price volatility	65.3%	66.6%	70.4%	36.4%	67.5%	78.9%
Risk-free interest rate	4.64%	3.96%	3.29%	4.80%	3.18%	1.34%
Expected life (in years)	6.08	5.02	5.08	0.89	1.26	1.33
Expected dividend yield	—	—	—	—	—	—

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

Comprehensive Loss

Components of other comprehensive loss, including unrealized gains and losses on available-for-sale investments, are included as part of total comprehensive loss in our statements of stockholders’ equity.

Net Loss per Share

Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the year.

The following table reflects options outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive for the periods presented herein.

	December 31,
	2006	2005	2004
Outstanding options	9,154,624	8,465,649	7,473,344

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertain Tax Provisions, an Interpretation of SFAS Statement 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertain tax positions as described in SFAS No. 109, “Accounting for Income Taxes,” and requires a company to recognize, in its financial statements, the impact of a tax position only if that position is “more likely than not” of being sustained on an audit basis solely on the technical merit of the position. In addition, FIN 48 requires qualitative and quantitative disclosures including a discussion of reasonably possible changes that might occur in the recognized tax benefits over the next twelve months as well as a roll-forward of all unrecognized tax benefits. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are in the process of determining the effect, if any, the adoption of FIN 48 will have on our financial statements.

2.     Cash and Cash Equivalents, Investments and Restricted Investments

The following is a summary of cash and cash equivalents, investments and restricted investments.

	December 31, 2006
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Certificate of deposits	$1,796	$—	$—	$1,796
Corporate notes	14,778	3	—	14,781
Municipal notes and bonds	14,500	—	—	14,500
Commercial paper	67,095	8	—	67,103
Government sponsored enterprises	32,807	—	(65)	32,742
Cash and money market funds	10,743	—	—	10,743

Total	$141,719	$11	$(65)	$141,665

Reported as:
Cash and cash equivalents				$77,846
Short-term investments				56,983
Long-term investments				5,489
Restricted investments				1,347

Total				$141,665

	December 31, 2005
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Certificate of deposits	$1,796	$—	$—	$1,796
Corporate notes	38,366	—	(8)	38,358
Commercial paper	113,289	28	—	113,317
Government sponsored enterprises	42,167	—	(310)	41,857
Cash and money market funds	10,315	—	—	10,315

Total	$205,933	$28	$(318)	$205,643

Reported as:
Cash and cash equivalents				$127,971
Short-term investments				75,876
Restricted investments				1,796

Total				$205,643

The net realized gains on sales of available-for-sales investments were not material for any period presented. Realized gains and losses were calculated based on the specific identification method.

Investments which are in unrealized loss positions for which other-than-temporary impairments have not been recognized at December 31, 2006 and 2005, are summarized below (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
December 31, 2006	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government sponsored enterprises	$21,175	$(22)	$11,567	$(43)	$32,742	$(65)

	Less Than 12 Months		12 Months or Greater		Total
December 31, 2005	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate notes	$3,258	$(8)	—	—	$3,258	$(8)
Government sponsored enterprises	21,991	(118)	19,866	(192)	41,857	(310)

Total	$25,249	$(126)	$19,866	$(192)	$45,115	$(318)

Unrealized losses are primarily due to increases in interest rates. Because we have the ability and intent to hold these investments until a forecasted recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired as of December 31, 2006 and 2005.

The following is a summary of the cost and estimated fair value of available-for-sale securities at December 31, 2006 and 2005, classified by stated maturity date of the security:

	2006		2005
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Mature in less than one year	$109,182	$109,137	$153,713	$153,507
Mature in one to three years	5,498	5,489	13,609	13,525
Mature in over three years	14,500	14,500	26,500	26,500

Total	$129,180	$129,126	$193,822	$193,532

3.     Property and Equipment

Property and equipment consist of the following:

	December 31,
	2006	2005
	(in thousands)
Computer and lab equipment	$8,112	$7,079
Capitalized software	547	547
Office furniture and equipment	509	410
Leasehold improvements	3,363	3,219

	12,531	11,255
Less accumulated depreciation and amortization	(7,778)	(6,213)

Property and equipment, net	$4,753	$5,042

Property and equipment includes assets under capitalized leases at December 31, 2006 of approximately $1.3 million and at December 31, 2005 of approximately $1.0 million. Accumulated amortization related to leased assets was approximately $1.0 million and $920,000 at December 31, 2006 and 2005. We have $547,000 of computer software costs of which approximately $243,000 was amortized as of December 31, 2006.

4.     Commitments

Capital Leases and Loans

At December 31, 2006, there were no draws available under our Master Lease and Master Security credit facilities which had a maximum borrowing capacity of $2.5 million. The lease and credit facilities, secured by equipment and tenant improvements and bearing interest rates between 4.3% and 11.5%, were fully utilized by the end of 2003. Pursuant to the terms of these credit facilities, we are required to maintain a balance of cash and investments of at least $20.5 million. In the event our cash and investments balance falls below $20.5 million, we are obligated to provide the lessor with a continuing irrevocable letter of credit from a financial institution acceptable to the lessor in an amount equal to 100% of the outstanding balance of all indebtedness and loans. At December 31, 2006, we were in compliance with the financial covenants.

At December 31, 2006, draws under our Loan and Security Agreement credit facility totaled approximately $1.5 million, bearing interest rates between 5.91% and 6.98%. The credit facility was fully utilized as of July 2004. Pursuant to the terms of the credit facility, we are required to maintain a balance of cash and investments with the lender of at least $5.0 million. At December 31, 2006, we were in compliance with this financial requirement.

As of December 31, 2006, future payments of principal and interest under capital leases and loans approximate $509,000.

Operating Leases

We lease our research and office facility of approximately 92,000 square feet located at 3165 Porter Drive in Palo Alto, California. The term of the lease is approximately 11.5 years, commencing in January 2003 and terminating in May 2014. We have the option to extend the lease term for an additional term of five years. Under the terms of this lease, the lessor agreed to finance up to $5.0 million in leasehold improvements to be made to the facility. Our financial commitment for the full term of the Palo Alto lease is approximately $39.1 million, which includes repayment, over a period of 10 years, of $3.0 million of the total $5.0 million in leasehold improvements financed by the lessor. Under the original terms of the agreement the remaining $2.0 million in leasehold improvements financed by the lessor would be payable, subject to certain extension provisions, in a balloon payment at the commencement of the third year of the lease. Prior to this balloon payment, interest only payments were payable monthly on the outstanding balance of the remaining $2.0 million in leasehold improvements financed by the lessor. In January 2005, we renegotiated the payment term for the remaining $2 million balloon payment. The lessor agreed to amortize the amount owed at an interest rate of 6% over twelve months with equal monthly payments of principal and interest of approximately $172,000 through December 31, 2005. All amounts owed related to the remaining $2.0 million have been paid in full as of December 31, 2005. Pursuant to the terms of the lease, we are required to maintain a security deposit, in the form of a letter of credit equal to approximately $1.3 million. This letter of credit must be secured by either a deposit account or a securities account and at December 31, 2006, the security deposit is in the form of securities that are classified in the balance sheet as restricted investments. This collateral account is managed in accordance with our investment policy, and is restricted as to withdrawal.

We also have office equipment leases of approximately $154,000 with terms ranging from 36 months to 60 months.

Future minimum rental payments under our non-cancelable operating leases as of December 31, 2006 are as follows:

Operating Leases
(in thousands)
Years ending December 31,
2007	$3,417
2008	3,496
2009	3,588
2010	3,696
2011	3,808
Thereafter	9,002

Total	$27,007

Rent expense under operating leases was approximately $3.6 million in 2006 and 2005 and $3.3 million in 2004.

5.     Stockholders’ Equity

Stockholder Rights Plan

In October 2001, our Board of Directors approved the adoption of a Stockholder Rights Plan, which provided for the distribution of one preferred share purchase right (a “Right”) for each outstanding share of common stock of the Company. The dividend was paid on November 14, 2001 to the stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share (the “Preferred Shares”), at a price of $90.00 per one one-hundredth of a Preferred Share (the “Purchase Price”), subject to adjustment. The Rights will be exercisable the earlier of (i) the date of a public announcement that a person, entity or group of affiliated or associated persons have acquired beneficial ownership of 20% or more of the outstanding common shares (an “Acquiring Person”), or (ii) ten business days (or such later date as may be determined by action of the Board of Directors prior to such time as any person or entity becomes an Acquiring Person) following the commencement of, or announcement of an intention to commence, a tender offer or exchange offer the consummation of which would result in any person or entity becoming an Acquiring Person. In May 2006, we amended the stockholder rights plan to exclude Eastbourne Capital Management, L.L.C., or Eastbourne, and certain related persons and entities from the definition of Acquiring Person so long as neither Eastbourne nor its affiliates or associates, either individually or in the aggregate, becomes the beneficial owner of 25% or more of the common stock then outstanding. On December 11, 2006, the plan was further amended to increase this threshold to 30%.

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

2000 Non-Employee Directors’ Stock Option Plan

In March 2000, we adopted the 2000 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”) and reserved a total of 300,000 shares of common stock for issuance thereunder. In May 2006 our stockholders approved an increase in the number of shares of common stock authorized for issuance under the Directors’ Plan by an additional 300,000 shares. Each non-employee director at the initial public offering date was granted a NSO to purchase 20,000 shares of common stock, and each non-employee director who subsequently becomes a director of Telik will be automatically granted a NSO to purchase 20,000 shares of common stock on the date on which such person first becomes a director. Upon the day immediately following each annual stockholder meeting each non-employee director will automatically be granted a NSO to purchase 5,000 shares of common stock or an option to purchase an amount of shares prorated for the part of the year served as non-employee director. The exercise price of options under the Directors’ Plan will be equal to the fair market value of the common stock on the date of grant. The maximum term of the options granted under the Directors’ Plan is ten years. All grants under the Directors’ Plan will vest over a period of four years from date of grant, one fourth vesting one year after the date of the grant and thereafter the balance vesting monthly. The Directors’ Plan will terminate in March 2010 unless terminated earlier in accordance with the provisions of the Directors’ Plan.

2000 Employee Stock Purchase Plan

In March 2000, we adopted the 2000 Employee Stock Purchase Plan (the “Purchase Plan”). We reserved a total of 250,000 shares of our common stock for issuance under the Purchase Plan. In addition, the Purchase Plan provides for annual increases in the number of shares available for issuance under the Purchase Plan beginning January 1, 2001. The number of additional shares to be reserved automatically will be equal to the lesser of 150,000 shares, 1% of the outstanding shares on the date of the annual increase or such amount as may be determined by the Board of Directors. The Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock on the first day of the offering or 85% of the fair market value of our common stock on the purchase date. The initial offering period commenced on the effective date of the initial public offering, August 11, 2000. The weighted average per share fair value for shares purchased under our Purchase Plan during 2006, 2005 and 2004 were $6.25, $8.25 and $6.36.

1996 Stock Option Plan

The 1996 Stock Option Plan (the “1996 Plan”) was adopted in April 1996. The terms are similar to the 2000 Plan. At December 31, 2006, 2005 and 2004, 1,064,046, 1,186,368 and 1,199,665 options were outstanding under the 1996 Plan. The 1996 Plan was terminated upon our initial public offering and no new options can be granted under this plan. The termination of the 1996 Plan had no effect upon outstanding options under the plan.

Stock Option Plan Activity Summary

A summary of activity under our stock option plans through December 31, 2006 is as follows:

	Shares Available for Grant	Number of Options Outstanding	Weighted average exercise price per share	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Balance, December 31, 2003	1,941,606	5,297,010	$8.99
Authorized	1,500,000	—	—
Granted	(2,550,500)	2,550,500	$21.45
Exercised	—	(157,461)	$5.50
Cancelled	216,705	(216,705)	$18.32

Balance, December 31, 2004	1,107,811	7,473,344	$13.04
Authorized	1,500,000	—	—
Granted	(1,250,000)	1,250,000	$17.06
Exercised	—	(67,144)	$7.46
Cancelled	190,551	(190,551)	$19.02

Balance, December 31, 2005	1,548,362	8,465,649	$13.55
Authorized	1,800,000	—	—
Granted	(1,176,000)	1,176,000	$19.16
Exercised	—	(261,316)	$6.98
Forfeited or expired	225,709	(225,709)	$19.12

Outstanding at December 31, 2006	2,398,071	9,154,624	$14.32	6.34	$3,130

Exercisable at December 31, 2006		6,109,470	$12.02	5.30	$3,130

Exercisable at December 31, 2005		4,573,790	$8.89

Exercisable at December 31, 2004		3,325,759	$6.94

The weighted-average fair value of options granted during 2006, 2005 and 2004 was $12.14, $10.01 and $12.96. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 were $3.0 million, $615,000 and $2.5 million. The total fair value of shares vested during the years ended December 31, 2006, 2005 and 2004 was $22.0 million, $11.8 million and $8.4 million.

The following table summarizes information about the stock options outstanding at December 31, 2006 (in thousands, except years and per-share amounts):

	Options Outstanding				Options Exercisable
Range of Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value
$ 1.60 – $ 2.00	1,064	1.87	$1.66	$2,950	1,064	$1.66	$2,950
$ 3.81 – $ 7.21	488	4.30	$5.20	178	488	$5.20	178
$ 8.25 – $11.00	1,529	4.94	$10.14	—	1,529	$10.14	—
$11.10 – $16.02	1,500	6.34	$12.84	—	1,252	$12.47	—
$16.05 – $18.86	1,920	8.35	$18.03	—	643	$18.68	—
$18.87 – $23.76	1,628	8.39	$20.02	—	386	$20.50	—
$24.13 – $29.04	1,026	7.06	$24.19	—	747	$24.18	—

$ 1.60 – $29.04	9,155	6.34	$14.32	$3,128	6,109	$12.02	$3,128

Reserved Shares

At December 31, 2006, shares of common stock reserved for future issuance is as follows:

1996 Stock option plan	1,064,046
2000 Equity incentive plan	9,937,190
2000 Non-employee directors’ stock option plan	551,459
2000 Employee stock purchase plan	669,735

12,222,430

6.     Income Taxes

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

	December 31,
	2006	2005
	(in thousands)
Deferred tax assets
Net operating loss carryforwards	$128,186	$105,464
Tax credits carryforwards	30,004	24,317
Capitalized research expenses	11,540	9,228
Other	4,739	803

Total deferred tax assets	174,469	139,812
Valuation allowance	(174,469)	(139,812)

Net deferred tax assets	$—	$—

The provision for income taxes differs from the expected tax expense computed by applying the statutory federal income tax rate to loss before taxes as follows:

	Years ended December 31,
	2006	2005	2004
	(in thousands)
Tax at Federal statutory rate	$(27,067)	$(25,679)	$(23,737)
State tax, net of federal income tax benefit	(4,563)	(4,384)	(4,073)
Research and development credit	(4,252)	(4,922)	(3,453)
Unbenefitted losses	34,657	34,802	30,958
Other individually immaterial items	1,225	183	305

Provision for taxes	$—	$—	$—

Realization of deferred tax assets is dependent upon the generation of future taxable income, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $34.7 million and $34.8 million during 2006 and 2005.

As of December 31, 2006, we had net operating loss carryforwards of approximately $356.7 million for federal and $118.5 million for state income tax purposes. If not utilized, these carryforwards will begin to expire beginning in 2007 for federal purposes and 2007 for state purposes. Approximately $9.6 million of the federal and $7.3 million of the state net operating loss carryforwards represents the stock option deduction arising from activity under the Company’s stock option plan, the benefit of which will increase additional paid in capital when realized.

We have research credit carryforwards of approximately $20.1 million and $14.7 million for federal and state income tax purposes. If not utilized, the federal carryforwards will expire in various amounts beginning in 2007. The state credit can be carried forward indefinitely.

The Internal Revenue Code limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. In the event we have a change in ownership, utilization of the carryforwards could be restricted.

7.     401(k) Plan

We maintain a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees over the age of 21. Participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. We have made no employer contributions to the plan since its inception.

8.     Subsequent Event

On February 12, 2007, we announced a restructuring plan that resulted in an immediate reduction of approximately 25% of our workforce or 38 positions. The restructuring plan follows our announcement of the preliminary results of our Phase 3 ASSIST-1, ASSIST-2 and ASSIST-3 trials for TELCYTA and is intended to reduce our operating expenses by improving our operating efficiency through the prioritization of our development portfolio and a streamlining of our infrastructure. As a result of the restructuring plan, we expect to record a one-time restructuring charge of approximately $1.6 million for severance costs and other charges in the quarter ending March 31, 2007. The majority of the severance payments will be paid in cash in the same period and we expect to complete the restructuring plan by the end of the first quarter of fiscal year 2007.

9.     Quarterly Financial Information (unaudited)

Selected quarterly financial information is summarized below (in thousands except per share amounts):

	2006				2005
Quarter ended	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
Total revenues	$—	$—	$—	$—	$—	$—	$—	$19
Operating costs and expenses:
Research and development	16,341	18,487	19,036	17,658	15,487	17,057	19,656	19,145
General and administrative	3,156	4,063	4,560	4,509	2,744	2,772	3,129	2,633

Total operating costs and expenses	19,497	22,550	23,596	22,167	18,231	19,829	22,785	21,778

Loss from operations	(19,497)	(22,550)	(23,596)	(22,167)	(18,231)	(19,829)	(22,785)	(21,759)
Interest income, net	1,922	2,077	2,096	2,091	1,992	1,901	1,834	1,335

Net loss	$(17,575)	$(20,473)	$(21,500)	$(20,076)	$(16,239)	$(17,928)	$(20,951)	$(20,424)

Net loss per share, basic and diluted (1)	$(0.34)	$(0.39)	$(0.41)	$(0.38)	$(0.31)	$(0.34)	$(0.40)	$(0.42)
Weighted average shares used in computing net loss per share, basic and diluted	52,362	52,303	52,255	52,162	52,028	51,995	51,964	48,966

(1)	Net loss per share for each quarter are calculated as a discrete period; the sum of four quarters may not equal the calculated full year amount