Form 10-Q
period 2007-03-31
TELIK INC
filed 2007-05-04
CIK 1109196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2007

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

Large accelerated filer  ☒    Accelerated Filer  ☐    Non-accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class: Common Stock $0.01 par value	Outstanding at April 30, 2007: 52,459,626 shares

TELIK, INC.

PART I. FINANCIAL INFORMATION

It em 1.	Financial Statements (Unaudited)

TELIK, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2007	December 31, 2006
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$64,039	$77,846
Short-term investments	58,803	56,983
Other receivables	483	677
Prepaids and other current assets	1,645	1,931

Total current assets	124,970	137,437

Property and equipment, net	4,308	4,753
Long-term investments	—	5,489
Restricted investments	1,123	1,347
Other assets	120	188

Total assets	$130,521	$149,214

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$884	$2,373
Accrued clinical trials	8,503	10,275
Accrued compensation	1,438	1,400
Accrued liabilities	791	2,104
Current portion of capital leases and equipment loans	282	440

Total current liabilities	11,898	16,592

Commitments
Stockholders’ equity:
Common stock	525	524
Additional paid-in capital	527,357	525,066
Accumulated other comprehensive loss	(23)	(54)
Accumulated deficit	(409,236)	(392,914)

Total stockholders’ equity	118,623	132,622

Total liabilities and stockholders’ equity	$130,521	$149,214

See accompanying Notes to Condensed Financial Statements.

TELIK, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Revenue	$—	$—

Operating costs and expenses:
Research and development	12,944	17,658
General and administrative	3,652	4,509
Restructuring costs	1,389	—

Total operating costs and expenses	17,985	22,167

Loss from operations	(17,985)	(22,167)

Interest income	1,686	2,107
Interest expense	(23)	(16)

Net loss	$(16,322)	$(20,076)

Basic and diluted net loss per share	$(0.31)	$(0.38)

Shares used to calculate basic and diluted net loss per share	52,408	52,162

See accompanying Notes to Condensed Financial Statements.

TELIK, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(16,322)	$(20,076)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	452	442
Stock-based compensation expense	1,921	3,623
Changes in assets and liabilities:
Other receivables	194	116
Prepaid expenses and other current assets	286	(6)
Accounts payable	(1,489)	692
Accrued clinical trials, compensation and other liabilities	(2,979)	(4,712)

Net cash used in operating activities	(17,937)	(19,921)

Cash flows from investing activities:
Purchases of investments	(7,041)	(19,042)
Sales of investments	—	3,000
Maturities of investments	10,965	4,995
Purchases of property and equipment	(7)	(140)

Net cash provided by (used in) investing activities	3,917	(11,187)

Cash flows from financing activities:
Principal payments under capital leases and equipment loans	(158)	(321)
Proceeds from issuance of common stock	371	1,886

Net cash provided by financing activities	213	1,565

Net decrease in cash and cash equivalents	(13,807)	(29,543)
Cash and cash equivalents at beginning of period	77,846	127,971

Cash and cash equivalents at end of period	$64,039	$98,428

Supplementary information:
Interest paid	$23	$16

See accompanying Notes to Condensed Financial Statements.

TELIK, INC.

Notes to Condensed Financial Statements

(Unaudited)

1.	Basis of presentation and summary of significant accounting policies

We have prepared the accompanying condensed financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Exchange Act. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We believe all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included herein. Operating results for the three months March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or any other future period. The condensed balance sheet at December 31, 2006 has been derived from the audited financial statements at that date. You should read these condensed financial statements and notes in conjunction with our audited financial statements for the year ended December 31, 2006, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2007.

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

SFAS 123(R)

Stock-based compensation expense is based on the fair value of that portion of employee stock options that are ultimately expected to vest during the period. Stock-based compensation expense recognized in our condensed statements of operations for the three months ended March 31, 2007 and 2006 included compensation expense for stock-based awards granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with SFAS 123(R). For stock options granted after January 1, 2006, the fair value of each award is amortized using the straight-line single-option method. For share awards granted prior to 2006, the fair value of each award is amortized using the accelerated multiple-option valuation method prescribed by SFAS 123. Stock-based compensation expense is based on awards ultimately expected to vest, therefore, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimated forfeitures based on our historical experience. In March 2007, we increased our forfeiture rate from 9.2% to 11.4% to reflect the cancellation of unvested options due to workforce reduction in February 2007.

Total estimated stock-based compensation expense, related to all of our share-based payment awards, recognized under SFAS 123(R) was comprised of the following:

(in thousands except per share amount)	Three Months Ended March 31,
	2007	2006
Research and development	$1,156	$2,275
General and administrative	765	1,348

Stock-based compensation expense before taxes	1,921	3,623
Related income tax benefits	—	—

Effect on net loss	$1,921	$3,623

Effect on net loss per basic and diluted common share	$(0.04)	$(0.07)

Because we have a net operating loss carryforward as of March 31, 2007, no excess tax benefits for the tax deductions related to stock-based compensation expense were recognized in our condensed statement of operations. Additionally, no incremental tax benefits were recognized from stock options exercised in the three months ended March 31, 2007 and 2006, which would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities. As of March 31, 2007, $19.2 million of total unrecognized compensation costs, net of forfeitures, related to non-vested awards is expected to be recognized over a weighted average period of 2.32 years.

Valuation assumptions

The employee stock-based expense recognized under SFAS 123(R) was determined using a Black-Scholes-Merton option valuation model (the “Black-Scholes model”). The expected volatility for 2007 is a blended rate of 50% of historical volatility and 50% implied volatility since sufficient market activity exists with respect to our traded options. The expected volatility for awards in 2006 was based on historical volatility only. The expected term of options granted is based on the simplified method in accordance with SAB 107 as our historical share option exercise experience does not provide a reasonable basis for estimation. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. Assumptions used in the Black-Scholes model were as follows:

	Stock Option Plans		Stock Purchase Plan
	Three Months Ended March 31,		Three Months Ended March 31,
	2007	2006	2007	2006
Expected stock price volatility	64.9%	63.1%	91.9%	37.4%
Risk-free interest rate	5.08%	4.56%	4.86%	4.68%
Expected life (in years)	5.52	6.08	1.28	1.01
Expected dividend yield	—	—	—	—

Stock option activity

A summary of option activity under our equity compensation plans for the three months ended March 31, 2007 is presented below.

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in millions)
Outstanding at December 31, 2006	9,154,624	$14.32
Granted	2,127,500	$5.80
Exercised	(9,200)	$3.52
Forfeited or expired	(840,196)	$16.53

Outstanding at March 31, 2007	10,432,728	$12.41	6.70	$4.5

Exercisable at March 31, 2007	6,452,896	$12.34	5.24	$4.5

The weighted average grant-date fair value of options granted during the three months ended March 31, 2007 and 2006 were $3.56 and $12.50 per share. The total intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 was $19,000 and $2 million. The total fair value of shares vested during the three months ended March 31, 2007 and 2006 was $4.6 million and $9.0 million.

The following table summarizes information about the stock options outstanding at March 31, 2007 (in thousands, except years and per-share amounts):

	Options Outstanding				Options Exercisable
Range of Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value
$ 1.60 - $ 3.81	1,343	2.10	$2.11	$4,463	1,343	$2.11	$4,463
$ 5.80 - $ 5.80	2,035	9.91	$5.80	—	82	$5.80	—
$ 6.58 - $10.27	1,266	4.63	$9.42	—	1,260	$9.43	—
$10.80 - $14.30	1,566	5.41	$11.85	—	1,561	$11.84	—
$14.47 - $18.86	1,907	7.93	$17.71	—	862	$18.10	—
$18.87 - $23.05	1,221	8.14	$19.82	—	467	$19.66	—
$23.25 - $29.04	1,095	6.83	$24.12	—	878	$24.13	—

	10,433	6.70	$12.41	$4,463	6,453	$12.34	$4,463

3.	Comprehensive loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes changes in unrealized gains (losses) on investments. The activity in comprehensive loss was as follows:

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Net loss	$(16,322)	$(20,076)
Changes in unrealized losses on investments	31	(16)

Comprehensive loss	$(16,291)	$(20,092)

4.	Basic and diluted net loss per share

Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the year.

Outstanding options to purchase an aggregate of 10,432,728 and 8,994,903 shares of our common stock for the three months ended March 31, 2007 and 2006 were excluded from the diluted net loss per common share calculations because inclusion of such options was anti-dilutive

5.	Cash, cash equivalents, investments and restricted investments

The following is a summary of cash and cash equivalents, investments and restricted investments:

	March 31, 2007
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Certificate of deposits	$1,796	$—	$—	$1,796
Corporate notes	21,817	3	(3)	21,817
Municipal notes and bonds	14,500	—	—	14,500
Commercial paper	57,418	7	—	57,425
Government sponsored enterprises	21,843	2	(32)	21,813
Cash and money market funds	6,614	—	—	6,614

Total	$123,988	$12	$(35)	$123,965

Reported as:
Cash and cash equivalents				$64,039
Short term investments				58,803
Restricted investments				1,123

Total				$123,965

	December 31, 2006
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Certificate of deposits	$1,796	$—	$—	$1,796
Corporate notes	14,778	3	—	14,781
Municipal notes and bonds	14,500	—	—	14,500
Commercial paper	67,095	8	—	67,103
Government sponsored enterprises	32,807	—	(65)	32,742
Cash and money market funds	10,743	—	—	10,743

Total	$141,719	$11	$(65)	$141,665

Reported as:
Cash and cash equivalents				$77,846
Short-term investments				56,983
Long-term investments				5,489
Restricted investments				1,347

Total				$141,665

The net realized gains on sales of available-for-sale investments were not material for the three months ended March 31, 2007 and 2006. Realized gains and losses were calculated based on the specific identification method.

Investments which are in unrealized loss positions for which other-than-temporary impairments have not been recognized at March 31, 2007 and December 31, 2006 are summarized below (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
March 31, 2007	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government sponsored enterprises	$21,813	$(32)	-	-	$21,813	$(32)
Corporate notes	$21,817	$(3)	-	-	$21,817	$(3)

	Less Than 12 Months		12 Months or Greater		Total
December 31, 2006	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government sponsored enterprises	$21,175	$(22)	$11,567	$(43)	$32,742	$(65)

The following is a summary of the cost and estimated fair value of available-for-sale securities at March 31, 2007 and December 31, 2006, classified by stated maturity date of the security:

	March 31, 2007		December 31, 2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Mature in less than one year	$101,078	$101,055	$109,182	$109,137
Mature in one to three years	—	—	5,498	5,489
Mature in over three years	14,500	14,500	14,500	14,500

Total	$115,578	$115,555	$129,180	$129,126

6.	Property and equipment, net

Property and equipment consist of the following:

	March 31, 2007	December 31, 2006
	(in thousands)
Computer and lab equipment	$8,119	$8,112
Capitalized software	547	547
Office furniture and fixtures	509	509
Leasehold improvements	3,363	3,363

	12,538	12,531
Less accumulated depreciation and amortization	(8,230)	(7,778)

Property and equipment, net	$4,308	$4,753

7.	Income taxes

Effective January 1, 2007, we adopted Financial Accounting Standards Interpretation, or FIN 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS 109). Step one, Recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, Measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. The cumulative effect of adopting FIN 48 on January 1, 2007 is recognized as a change in accounting principle, recorded as an adjustment to the opening balance of accumulated deficit on the adoption date. As a result of the implementation of FIN 48, we did not recognize any increase or decrease in the liability for unrecognized tax benefits related to tax positions taken in prior periods, therefore, there was no corresponding adjustment in accumulated deficit. Additionally, FIN 48 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities. Our total amount of unrecognized tax benefits as of the January 1, 2007 adoption date and March 31, 2007 was $14.2 million. Also, we have no unrecognized tax benefits that, if recognized, would affect our effective tax rate for January 1, 2007 and March 31, 2007.

Our only major tax jurisdiction is the United States and our 1989 – 2006 tax years remain subject to examination by the appropriate governmental agencies due to our operating loss positions.

8.	Restructuring plan

On February 12, 2007, our Board of Directors committed to a restructuring plan intended to reduce our operating expenses following our announcement in December 2006 of the preliminary results of our Phase 3 ASSIST-1, ASSIST-2 and ASSIST-3 trials for our lead product candidate, TELCYTA™. On February 14, 2007, we implemented the restructuring plan that focused our priorities on the ASSIST-5 trial and the Phase 1-2a trial of the TELINTRA tablet formulation and selected research and development programs. To match these priorities, we reduced our workforce by 38 positions, streamlined our infrastructure and postponed some clinical research projects. As a result of the restructuring plan which has been completed, we recorded a one-time restructuring charge of approximately $1.4 million, of which approximately $1.3 million has been paid in the quarter ended March 31, 2007 as severance, payroll taxes and other personnel related costs.

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

The following discussion and analysis should be read in conjunction with the unaudited condensed financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on February 28, 2007.

“Telik,” the Telik logo, TRAP, TELCYTA and TELINTRA are trademarks of Telik, Inc. All other brand names or trademarks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

Overview

Telik is engaged in the discovery, development and commercialization of small molecule drugs. We have incurred net losses since inception and expect to incur substantial and increasing losses for the next several years as we expand our research and development activities and move our product candidates into later stages of development. As of March 31, 2007, we had an accumulated deficit of $409.2 million.

Our expenses have consisted primarily of those incurred for research and development and general and administrative costs associated with our operations. The process of carrying out the development of our product candidates to later stages of development and our research programs may require significant additional research and development expenditures, including for preclinical testing and clinical trials, as well as for manufacturing development efforts and obtaining regulatory approval. We outsource our clinical trials and our manufacturing development activities to third parties to maximize efficiency and minimize our internal overhead. To date, we have funded our operations primarily through the sale of equity securities, and, to a much lesser extent, non-equity payments from collaborative partners, interest earned on investments and equipment lease and loan financings.

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

Clinical Status

TELCYTA, our lead product candidate, is a small molecule tumor-activated cancer product candidate that we are evaluating initially to treat cancers that are resistant to standard chemotherapy drugs. On December 26, 2006, we announced preliminary results from our first three randomized TELCYTA Phase 3 registration trials, known as the ASSIST trials. The following summarizes the preliminary results of those trials:

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

We also have a 244 patient, multinational randomized Phase 3 clinical trial, ASSIST-5, initiated in May 2006, evaluating TELCYTA in combination with liposomal doxorubicin versus liposomal doxorubicin as second line therapy in platinum refractory or resistant ovarian cancer. Enrollment is ongoing in this trial

In addition, we have conducted two Phase 2 clinical trials of TELCYTA for the treatment of Stage IIIb or IV non-small cell lung cancer for patients who have not previously received chemotherapy. One clinical trial is in combination with cisplatin, and the other clinical trial is in combination with carboplatin and paclitaxel. Platinum and taxane-based drug combinations are the current standard for the front-line chemotherapy of lung and ovarian cancer. In April 2007 we announced that results from the Phase 2 clinical trial of TELCYTA in combination with carboplatin and paclitaxel include statistically and clinically significant improvement in both progression-free survival and overall survival in responding patients who received TELCYTA maintenance therapy as compared with those who did not receive TELCYTA maintenance therapy.

TELINTRA, our second product candidate, is a small molecule bone marrow stimulant we are developing for the treatment of blood disorders associated with low blood cell levels, such as neutropenia or anemia. Myelodysplastic syndrome, or MDS, is a disease characterized by defects in the blood-producing cells of the bone marrow, in which low blood cell levels occur. A Phase 2 clinical trial in patients with MDS was completed in December 2005 with clinically significant improvement demonstrated in all blood cell lineages and across all major MDS subtypes. TELINTRA was well-tolerated in this predominantly elderly patient population. In February 2006, we initiated a Phase 1-2a trial in MDS using a tablet formulation of TELINTRA. Enrollment is on-going in this trial. We also announced positive pre-clinical results for TELINTRA at the American Society of Hematology annual meeting in December 2006.

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

Restructuring Plan

In February 2007, we implemented a restructuring plan that focused our priorities on the ASSIST-5 trial and the Phase 1-2a trial of the TELINTRA tablet formulation and selected research and development programs. To match these priorities, we reduced our workforce by 38 positions, streamlined our infrastructure and postponed some clinical research projects. As a result of the restructuring plan, we recorded a one-time restructuring charge of approximately $1.4 million for severance costs and other charges in the quarter ending March 31, 2007. The restructuring plan has been completed with substantially all of the severance payments made in the quarter ending March 31, 2007. We will continue to investigate alternative opportunities for the advancement of our product development programs, including collaborations with pharmaceutical and larger biotechnology companies.

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

Stock-based compensation expense

We grant stock options to our employees, outside directors and consultants and provide employees the right to purchase our stock pursuant to stockholder approved stock option and employee stock purchase plans. The benefits provided under these plans are share-based payment awards subject to the provisions of revised Statement of Financial Accounting Standards No. 123, “Share-Based Payment” (“SFAS 123 (R)”). Effective January 1, 2006, we adopted SFAS 123(R) and use the fair value method to account for share-based payment awards following the modified prospective method of adoption which provides for certain changes to the method for valuing stock-based compensation. The valuation provisions of SFAS 123(R) apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Under the modified prospective method of adoption, prior periods are not revised for comparative purposes. Total compensation cost for our share-based payment awards recognized in the first quarter of 2007 and 2006 were $1.9 million and $3.6 million. As of March 31, 2007, $19.1 million of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of 2.32 years.

We were required to make significant estimates related to the adoption of SFAS 123(R). Our expected stock-price volatility assumption for 2007 is a blended rate of 50% of historical volatility and 50% implied volatility since sufficient market activity exists with respect to our traded options. In 2006, historical volatility, obtained from public data sources, was used. For stock option grants issued during the quarters ended March 31, 2007 and 2006, we used a weighted-average expected stock-price volatility of 64.9% and 63.1%. The expected term of options granted is based on the simplified method in accordance with the SEC’s Staff Accounting Bulletin No. 107 (“SAB 107”) as our historical share option exercise experience does not provide a reasonable basis for estimation. As such, we used a weighted-average expected option life assumption of 5.52 years and 6.08 years for the quarters ending March 31, 2007 and 2006. Our forfeiture rate increased to 11.4% in the quarter ended March 31, 2007 compared to 9.2% for the same period in 2006 to reflect the cancellation of unvested options due to workforce reduction in February 2007. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Results of operations

Revenues

We did not record any revenue in 2006 and currently do not expect to record any revenue in 2007. Future revenues will depend upon the extent to which we enter into new collaborative research agreements and the amounts of payments relating to such agreements.

Research and development expenses

Research and development expenses for the three months ended March 31, 2007 and 2006 were $12.9 million and $17.7 million. Our research and development activities consist primarily of drug development, clinical supply manufacturing, clinical activities, discovery research, screening and identification of product candidates and preclinical studies. We group these activities into two major categories: “research and preclinical” and “clinical development.”

The approximate costs associated with research and preclinical and clinical development activities were as follows:

	Three Months Ended March 31,
	2007	2006	% Change
	(In thousands, except percentages)
Research and preclinical	$4,734	$5,533	(14)%
Clinical development	8,210	12,125	(32)%

Total research and development	$12,944	$17,658	(27)%

The decrease of 27%, or $4.7 million, in research and development expenses for the three months ended March 31, 2007 compared to the same period in 2006 was principally due to the following:

•	decreased costs of approximately $1.2 million associated with headcount reduction as a result of our corporate restructuring and corresponding reduction in clinical activities;

•	lower stock-based compensation expense of approximately $1.1 million primarily due to vesting of stock options granted in earlier periods;

•

reduction of approximately $2.5 million as study activities in our ASSIST-1, ASSIST-2 and ASSIST-3 clinical trials are close to completion partially offset by start-up costs related to our ASSIST-5 clinical trial of approximately $1.8 million; and

•	corresponding decreased costs in our clinical drug supply manufacturing cost of approximately $1.0 million.

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

		Phase of	Estimated or Actual Completion of	Related R&D Expenses Three Months Ended March 31,
Product	Description	Development	Enrollment	2007	2006
				(in thousands)
TELCYTA				$8,238	$11,936
	Ovarian, ASSIST-1	Phase 3	2004
	Non-small cell lung, ASSIST-2	Phase 3	2005
	Ovarian, ASSIST-3	Phase 3	2006
	Ovarian, ASSIST-5	Phase 3	2007
	Combination (with other drugs)	Phase 2	2006

TELINTRA	MDS	Phase 1-2	2005	481	994
	MDS tablet formulation	Phase 2	2007

Other (1)				4,225	4,728

Total research and development expense				$12,944	$17,658

(1)	“Other” constitutes research and development activities performed by our Chemistry, Biology, preclinical and Quality Assurance departments as these costs cannot be allocated to any individual project.

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

General and administrative expenses

	Three Months Ended March 31,
	2007	2006	% Change
	(In thousands, except percentage)
General and administrative	$3,652	$4,509	(19)%

The decrease in general and administrative expenses of 19%, or $857,000 in the three months ended March 31, 2007 compared to the same period in 2006 was primarily due to lower stock-based compensation expense of approximately $584,000 as stock options granted in earlier periods became fully vested, and approximately $273,000 associated with headcount reduction as a result of our corporate restructuring and lower administrative expenses.

We expect general and administrative expenses to increase in 2007 to account for management bonuses and legal fees associated with potential corporate partnerships. There were no bonuses paid to management in 2006.

Restructuring costs

As a result of our workforce reduction of 38 positions we recorded a one-time restructuring charge of approximately $1.4 million for severance costs and other charges in the quarter ending March 31, 2007. The restructuring plan has been completed with substantially all of the severance payments made in the quarter ending March 31, 2007.

Interest income and interest expense

	Three Months Ended March 31,
	2007	2006	% Change
	(In thousands, except percentages)
Interest income	$1,686	$2,107	(20)%

Interest income resulted primarily from earnings on investments. Interest income decreased by $421,000, or 20%, for the three months ended March 31, 2007 compared to the same periods in 2006. The decrease was due to lower investment cash balance in the three-month period ended March 31, 2007 as compared to the same periods in 2006.

Liquidity and capital resources

	March 31, 2007	March 31, 2006
	(in millions, except ratios)
Cash, cash equivalents, investments and restricted investments	$124.0	$187.1
Working capital	$113.1	$173.0
Current ratio	10.5 : 1	13.1 : 1

	Three Months Ended March 31,
	2007	2006
	(in millions)
Cash (used in) / provided by:
Operating activities	$(17.9)	$(19.9)
Investing activities	$3.9	$(11.2)
Financing activities	$0.2	$1.6
Capital expenditures (included in investing activities above)	$—	$(0.1)

Sources and Uses of Cash. Due to the significant research and development expenditures and the lack of any approved products to generate revenue, we have not been profitable and have generated operating losses since we incorporated in 1988. As such, we have funded our research and development operations through sale of equity securities, non-equity payments from corporate partners, interest earned on investments and equipment lease and loan financings. At March 31, 2007, we had available cash, cash equivalents, investments and restricted investments of $124.0 million. Our cash and investment balances are held in highly liquid debt instruments of the U.S. government, its agencies and municipalities, high grade corporate notes and money market funds. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk.

Cash Flows from Operating Activities. Cash used in operations for the three months ended March 31, 2007 was $17.9 million compared with $19.9 million for the same period in 2006. Net loss of $16.3 million in 2007 included non-cash charges of $1.9 million for stock-based compensation and $453,000 for depreciation and amortization. Cash used in operations was further impacted by $1.5 million reduction in accounts payable, a $1.8 million reduction in accrued clinical trials related primarily to our Phase 3 clinical trials and a $1.3 million reduction in other accrued liabilities related mainly to manufacturing expenses. Cash outflows were partially offset by a decrease of $286,000 in prepaid expense and other current assets primarily due to amortization of prepaid insurance balances. Operating cash outflows for the same period in 2006 reflected net loss of $20.1 million including non-cash charges of $3.6 million for share-based compensation and $442,000 for depreciation and amortization. Cash used in operations was further impacted during the first quarter of 2006 by decreases of $2.2 million in accrued compensation expense primarily due to bonus payouts and $2.6 million in accrued clinical trial payments related primarily to our Phase 3 clinical trials. Cash outflows in 2006 were partially offset by an increase of $692,000 in accounts payable.

Cash Flows from Investing Activities. Cash provided by investing activities for the three months ended March 31, 2007 was $3.9 million compared with cash used in investing activities of $11.2 million for the same period in 2006. Cash provided for the three months ended March 31, 2007 was primarily from $11.0 million in maturities of investments offset by $7.0 million in purchases of available-for-sale investments. Capital expenditures for the same period in 2007 were $8,000, primarily for laboratory equipment purchases. Cash used for the same period in 2006 was primarily for $19.0 million in purchases of short-term available-for-sale investments offset by $8.0 million in sales and maturities of investments. Capital expenditures for the same period were $140,000 primarily for laboratory, office and computer equipment purchases.

Cash Flows from Financing Activities. Cash provided by financing activities for the three months ended March 31, 2007 was approximately $213,000 compared with $1.6 million for the same period in 2006. Financing activities for the three months ended March 31, 2007 was comprised primarily of $371,000 in proceeds from stock option exercises and purchases under our employee stock purchase plan, offset by $158,000 in payments under capital leases and equipment loans. Financing activities for the same period in 2006 included $1.9 million in proceeds from stock option exercises and our employee stock purchase plan, offset in part by $321,000 in payments under capital leases and equipment loans.

Working Capital. Working capital decreased to $113.1 million at March 31, 2007 from $187.1 million at March 31, 2006. The decrease in working capital was primarily due to our use of cash in operations due to our TELCYTA and TELINTRA development program.

Due to the re-focus of our research and development strategy on the ASSIST-5 clinical trial and the Phase 1-2a clinical trial of TELINTRA tablets, we believe our existing cash resources will be sufficient to satisfy our current operating plan until the end of 2008. We expect our on-going clinical development activities and in particular our Phase 3 ASSIST-5 clinical trial to consume a large portion of our existing cash resources. Changes in our research and development plans or other changes affecting our operating expenses may affect actual future consumption of existing cash resources as well. In any event, we will require substantial additional financing to fund our operations in the future. We may seek to raise any necessary additional funds through equity or debt financings, collaborative arrangements with corporate partners or other sources. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience dilution. Debt financing may subject us to restrictive covenants that may adversely affect our operations. To the extent that we raise additional capital through licensing arrangements or arrangements with collaborative partners, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize ourselves. Our future capital uses and requirements depend on numerous factors, including the following:

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

Our future contractual obligations at March 31, 2007 were as follows:

	Total	2007	2008-2009	2009-2010	After 2010
			(in thousands)
Operating leases	$26,236	$2,572	$7,131	$7,531	$9,002
Capital lease obligations	223	223	—	—	—
Equipment loans	105	105	—	—	—

Total contractual cash obligations	$26,564	$2,900	$7,131	$7,531	$9,002

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

We have no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).

Item 3.	Quantit ative and Qualitative Disclosures About Market Risk.

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

The table below presents the principal amounts and weighted-average interest rates by year of stated maturity for our investment portfolio:

	2007	2008	2009 and Beyond	Total	Fair Value at March 31,2007
	(in thousands, except percentages)
Available-for-sale securities	$95,579	$5,499	$14,500	$115,578	$115,555
Average interest rate	5.23%	5.08%	5.38%	5.24%

Item 4.	Controls a nd Procedures.

Evaluation of disclosure controls and procedures. Based on our management’s evaluation (with the participation of our chief executive officer and chief financial officer), our chief executive officer and chief financial officer have concluded that, subject to limitations described below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), were effective as of March 31, 2007.

Changes in internal control over financial reporting. There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II. OTHER I NFORMATION

Item 1A.	Risk Fa ctors.

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

The risk factors described in Part II, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on February 28, 2007, are set forth below. These risk factors have not substantively changed, except for those identified by asterisk and restated below.

We have a history of net losses, which we expect to continue for the next several years. We will never be profitable unless we develop, and obtain regulatory approval and market acceptance of, our product candidates*.

Due to the significant research and development expenditures required to develop our TRAP technology and identify new product candidates, and the lack of any products to generate revenue, we have not been profitable and have incurred operating losses since we were incorporated in 1988. As of March 31, 2007, we had an accumulated deficit of $409.2 million. We expect to incur losses for the next several years as we continue our research and development activities and incur significant clinical testing and drug supply manufacturing costs. We do not anticipate that we will generate product revenue for several years. Our losses, among other things, have caused and will cause our stockholders’ equity and working capital to decrease. To date, we have derived substantially all of our revenues, which have not been significant, from project initiation fees and research reimbursement paid pursuant to existing collaborative agreements with third parties and achievement of milestones under current collaborations. We expect that this trend will continue until we develop, and obtain regulatory approval and market acceptance of, our product candidates, if at all. We may never generate product revenue sufficient to become profitable.

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

To obtain regulatory approvals, we must, among other requirements, complete carefully controlled and well-designed clinical trials demonstrating that a particular drug is safe and effective for the applicable disease. TELCYTA has to date been evaluated in multiple Phase 1, Phase 2 and Phase 3 clinical trials. The Phase 3 clinical trials (ASSIST-1, 2, 3 and 5) compare TELCYTA to a control arm consisting of currently established standard drug treatments for ovarian and lung cancers. In December 2006, we reported that preliminary results indicate that the ASSIST-1 and ASSIST-2 trials did not achieve their primary endpoint of demonstrating statistically significant improvement in overall survival for TELCYTA as compared to the active controls. The ASSIST-3 trial showed a major discordance between the clinical review of the tumor scans and the independent radiology review and therefore the results of this trial may be compromised and not suitable for regulatory submission. We are conducting further analyses of the data and meeting with our advisors, and depending on the findings, we may initiate discussions with regulatory agencies for the purpose of determining the next steps in the clinical development program. Based on the results of our analyses of the data from our ASSIST-1 and ASSIST-3 trials, we may have to revise the on-going ASSIST-5 trial and this may delay the completion of the study. Future changes in standards of care may cause us to, or the FDA may require us to perform additional clinical testing of TELCYTA against a different control arm prior to filing an NDA for marketing approval. Patient recruitment may be slower than expected and patients may drop out of the ASSIST-5 trial. Our near to medium-term outlook depends to a significant extent on the outcome of the further analyses of the data from the completed ASSIST trials, and on the results from the on-going ASSIST-5 trial. If the results of these analyses and the ASSIST-5 trial do not demonstrate sufficient efficacy to support our NDA, then our business will suffer and our stock price will decline.

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

We completed a Phase 2 clinical trial of the intravenous formulation of TELINTRA in MDS, a form of pre-leukemia, to evaluate safety, pharmacokinetics, pharmacodynamics and efficacy. In February 2006, we initiated a new Phase 2 clinical trial of a tablet formulation of TELINTRA in MDS and enrollment is on-going in this trial. Our success depends in part on our ability to complete clinical development of TELINTRA or other preclinical product candidates and take them through early clinical trials.

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

If we are unable to raise adequate funds in the future, we will not be able to continue to fund our operations, research programs, preclinical testing and clinical trials to develop and manufacture our product candidates*.

The process of carrying out the development of our own unpartnered product candidates to later stages of development and developing other research programs to the stage that they may be partnered will require significant additional expenditures, including the expenses associated with preclinical testing, clinical trials and obtaining regulatory approval. We believe that our existing cash and investment securities will be sufficient to support our current operating plan until the end of 2008. Changes in our research and development plans or other changes affecting our operating expenses may affect actual future consumption of existing cash resources as well. In any event, we will require substantial additional financing to fund our operations in the future. We do not know whether additional financing will be available when needed or that, if available, we will obtain financing on terms favorable to our stockholders. As of March 31, 2007, our accumulated deficit was $409.2 million, and we expect capital outlays and operating expenditures to increase over the next several years as we expand our clinical, research and development activities. The extent of any actual increase in operating or capital spending will depend in part on the clinical success of our product candidates. If we fail to raise adequate funds on terms acceptable to us, if at all, we will not be able to continue to fund our operations, research programs, preclinical testing, clinical trials and manufacturing efforts.

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

Our restructuring efforts may have an adverse impact on our current employees and on our ability to retain and attract future employees.

On February 12, 2007, our Board of Directors committed to a restructuring plan intended to reduce our operating expenses following our announcement in December 2006 of the preliminary results of our Phase 3 ASSIST-1, ASSIST-2 and ASSIST-3 trials for our lead product candidate, TELCYTA™. The workforce reduction could result in reduced productivity by our remaining employees, which in turn may affect our business and financial results in future quarters. We cannot assure you that future reductions or adjustments of our workforce will not be made or that issues associated with such reductions will not recur. In addition, employees, whether or not directly affected by the reduction, may seek future employment with our business partners, customers or competitors. Although our employees are required to sign a confidentiality agreement at the time of hire, we cannot assure you that the confidential nature of certain proprietary information will be maintained in the course of such future employment.

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

The testing and marketing of medical products entail an inherent risk of product liability. Although we are not aware of any historical or anticipated product liability claims or specific causes for concern, if we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates and any products that we may develop. In addition, product liability claims may also result in withdrawal of clinical trial volunteers, injury to our reputation and decreased demand for any products that we may commercialize. We currently carry product liability insurance that covers our clinical trials up to a $10 million annual aggregate limit. We will need to increase the amount of coverage if and when we have a product that is commercially available. If we are unable to obtain sufficient product liability insurance at an acceptable cost, potential product liability claims could prevent or inhibit the commercialization of any products that we may develop, alone or with corporate partners.

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

Substantial future sales of our common stock by us or by our existing stockholders could cause our stock price to fall*.

Additional equity financings or other share issuances by us, including shares issued in connection with strategic alliances, could adversely affect the market price of our common stock. Sales by existing stockholders of a large number of shares of our common stock in the public market or the perception that additional sales could occur could cause the market price of our common stock to drop. As of March 31, 2007, 52,459,209 shares of our common stock were outstanding, of which 52,256,586 shares were freely tradable and 193,623 shares were transferable in accordance with certain volume, notice and manner of sale restrictions under Rule 144 of the Securities Act of 1933.

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

Our stock price may be volatile, you may not be able to resell your shares at or above your purchase price, and we may be subject to securities class action lawsuits*.

Our stock prices and the market prices for securities of biotechnology companies in general have been highly volatile, with recent significant price and volume fluctuations, and may continue to be highly volatile in the future. For example, our announcement that the preliminary top-line results of our first three Phase 3 trials did not meet primary end-points caused our stock price to drop by 71% in one day. During the three months ended March 31, 2007, our common stock traded between $4.38 and $6.84. You may not be able to sell your shares quickly or at the market price if trading in our stock is not active or the volume is low. In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. Because of the drop in our stock price, we may be the target of similar litigation. Securities litigation could result in substantial costs and divert management’s attention and resources, and could seriously harm our business. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock, some of which are beyond our control:

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

Ite m 6.	Exhibits.

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (1)

4.1	Specimen Stock Certificate. (1)

4.2	Amended and Restated Registration Rights Agreement, dated March 31, 2000, between Telik and holders of Telik’s Series B, Series E, Series F, Series G, Series H, Series I, Series J and Series K preferred stock. (1)

4.3	Rights Agreement dated November 2, 2001, by and between Telik and Wells Fargo Bank Minnesota, N.A., replaced by EquiServe Trust Company, N.A., as Rights Agent (the “Rights Agreement”). (2)

4.4	Amendment, dated as of May 18, 2006, to Rights Agreement. (3)

4.5	Telik’s Certificate of Designation of Series A Junior Participating Preferred Stock. (2)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on April 4, 2000, as amended (File No. 333-33868).
(2)	Incorporated by reference to exhibits to our Current Report on Form 8-K dated November 2, 2001, as filed on November 5, 2001 (File No. 000-31265).
(3)	Incorporated by reference to exhibits on our Current Report on Form 8-K, dated and filed on May 18, 2006 (File No. 000-31265).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELIK, INC.

/s/ CYNTHIA M. BUTITTA
Cynthia M. Butitta
Chief Operating Officer and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: May 3, 2007

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