Form 10-Q
period 2007-06-30
TELIK INC
filed 2007-08-08
CIK 1109196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2007

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

Large accelerated filer  ☒     Accelerated Filer  ☐    Non-accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class: Common Stock $0.01 par value	Outstanding at July 31, 2007: 52,563,076 shares

TELIK, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

TELIK, INC.

CONDENSED BALANCE SHEETS

(In thousands)

	June 30, 2007	December 31, 2006
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$57,219	$77,846
Short-term investments	55,201	56,983
Other receivables	412	677
Prepaids and other current assets	1,271	1,931

Total current assets	114,103	137,437

Property and equipment, net	4,000	4,753
Long-term investments	979	5,489
Restricted investments	1,123	1,347
Other assets	60	188

Total assets	$120,265	$149,214

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,570	$2,373
Accrued clinical trials	8,221	10,275
Accrued compensation	2,082	1,400
Accrued liabilities	721	2,104
Current portion of capital leases and equipment loans	151	440

Total current liabilities	12,745	16,592
Other liabilities	7	—

Commitments and contingencies
Stockholders’ equity:
Common stock	526	524
Additional paid-in capital	530,575	525,066
Accumulated other comprehensive loss	(29)	(54)
Accumulated deficit	(423,559)	(392,914)

Total stockholders’ equity	107,513	132,622

Total liabilities and stockholders’ equity	$120,265	$149,214

See accompanying Notes to Condensed Financial Statements.

TELIK, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Operating costs and expenses:
Research and development	$11,869	$19,036	$24,813	$36,694
General and administrative	3,979	4,560	7,631	9,069
Restructuring costs	(33)	—	1,356	—

Total operating costs and expenses	15,815	23,596	33,800	45,763

Loss from operations	(15,815)	(23,596)	(33,800)	(45,763)

Interest income	1,512	2,106	3,198	4,213
Interest expense	(20)	(10)	(43)	(26)

Net loss	$(14,323)	$(21,500)	$(30,645)	$(41,576)

Basic and diluted net loss per share	$(0.27)	$(0.41)	$(0.58)	$(0.80)

Shares used to calculate basic and diluted net loss per share	52,490	52,255	52,449	52,209

See accompanying Notes to Condensed Financial Statements.

TELIK, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(30,645)	$(41,576)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	874	811
Share-based compensation expense	4,966	7,342
Changes in assets and liabilities:
Other receivables	265	(68)
Prepaid expenses and other current assets	660	190
Accounts payable	(803)	720
Accrued clinical trials, compensation and other liabilities	(2,620)	(179)

Net cash used in operating activities	(27,303)	(32,760)

Cash flows from investing activities:
Purchases of investments	(7,474)	(22,837)
Sales of investments	50	8,000
Maturities of investments	13,965	13,315
Purchases of property and equipment	(121)	(598)

Net cash provided by (used in) investing activities	6,420	(2,120)

Cash flows from financing activities:
Principal payments under capital leases and equipment loans	(289)	(566)
Proceeds from issuance of common stock	545	1,961

Net cash provided by financing activities	256	1,395

Net decrease in cash and cash equivalents	(20,627)	(33,485)
Cash and cash equivalents at beginning of period	77,846	127,971

Cash and cash equivalents at end of period	$57,219	$94,486

Supplementary information:
Interest paid	$43	$26

See accompanying Notes to Condensed Financial Statements.

TELIK, INC.

Notes to Condensed Financial Statements

(Unaudited)

1.	Basis of presentation and summary of significant accounting policies

We have prepared the accompanying condensed financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934 (the “Exchange Act”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We believe all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included herein. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or any other future period. The condensed balance sheet at December 31, 2006 has been derived from the audited financial statements at that date. You should read these condensed financial statements and notes in conjunction with our audited financial statements for the year ended December 31, 2006, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2007.

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

Stock based compensation under FAS 123R

We adopted the provisions of revised Statement of Financial Accounting Standards No. 123 (“FAS 123R”), “Share-Based Payment,” including the provisions of Staff Accounting Bulletin No. 107 (“SAB 107”) on January 1, 2006, using the modified prospective transition method to account for our employee share-based awards. Employee stock-based compensation expense recognized in the three and six months ending June 30, 2007 and 2006 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In March 2007, we increased our forfeiture rate from 9.2% to 11.4% to reflect the cancellation of unvested options due to workforce reduction in February 2007.

Total estimated stock-based compensation expense, related to all of our share-based payment awards, recognized under FAS 123R was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands except per share amounts)	2007	2006	2007	2006
Research and development	$1,910	$2,454	$3,066	$4,729
General and administrative	1,135	1,265	1,900	2,613

Stock-based compensation expense before taxes	3,045	3,719	4,966	7,342

Effect on net loss	$3,045	$3,719	$4,966	$7,342

Effect on net loss per basic and diluted common share	$(0.06)	$(0.07)	$(0.09)	$(0.14)

Because we have a net operating loss carryforward as of June 30, 2007, no tax benefits for the tax deductions related to stock-based compensation expense were recognized in our condensed statements of operations. Additionally, no incremental tax benefits were recognized from stock options exercised in the three and six months ended June 30, 2007 and 2006, which would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities. As of June 30, 2007, $16.7 million of total unrecognized compensation costs, net of forfeitures, related to non-vested awards is expected to be recognized over a weighted average period of 2.16 years.

Valuation assumptions

The employee stock-based expense recognized under FAS 123R was determined using a Black-Scholes-Merton option valuation model (the “Black-Scholes model”). The expected volatility for 2007 is a blended rate of 50% of historical volatility and 50% implied volatility since sufficient market activity exists with respect to our traded options. The expected volatility for awards in 2006 was based on historical volatility only. The expected term of options granted is based on the simplified method in accordance with SAB 107 as our historical share option exercise experience does not provide a reasonable basis for estimation. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. Assumptions used in the Black-Scholes model were as follows:

	Stock Option Plans		Stock Purchase Plan
	Three Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006
Expected stock price volatility	70.9%	62.3%	92.9%	37.4%
Risk-free interest rate	4.77%	5.01%	4.87%	4.68%
Expected life (in years)	5.79	6.08	1.25	1.01
Expected dividend yield	—	—	—	—

	Stock Option Plans		Stock Purchase Plan
	Six Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Expected stock price volatility	65.2%	63.0%	92.9%	37.4%
Risk-free interest rate	5.07%	4.62%	4.87%	4.68%
Expected life (in years)	5.53	6.08	1.25	1.01
Expected dividend yield	—	—	—	—

3.	Comprehensive loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes changes in unrealized gains (losses) on investments. The activity in comprehensive loss was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Net loss	$(14,323)	$(21,500)	$(30,645)	$(41,576)
Changes in unrealized gains (losses) on investments	(6)	10	25	(6)

Comprehensive loss	$(14,329)	$(21,490)	$(30,620)	$(41,582)

4. Basic and diluted net loss per share

Basic and diluted net loss per share are computed by dividing net loss by the weighted average number of common shares outstanding during the year.

Outstanding options to purchase 10,064,457 and 9,061,335 shares of our common stock for the three months ended June 30, 2007 and 2006 and 9,803,893 and 8,790,584 shares of our common stock for the six months ended June 30, 2007 and 2006 were excluded from the diluted net loss per common share calculations because inclusion of such options was anti-dilutive.

5. Cash, cash equivalents, investments and restricted investments

The following is a summary of cash and cash equivalents, investments and restricted investments:

	June 30, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Certificate of deposits	$1,223	$—	$—	$1,223
Corporate notes	22,820	1	(5)	22,816
Municipal notes and bonds	14,450	—	—	14,450
Commercial paper	45,480	5	—	45,485
Government sponsored enterprises	18,844	—	(30)	18,814
Cash and money market funds	11,734	—	—	11,734

Total	$114,551	$6	$(35)	$114,522

Reported as:
Cash and cash equivalents				$57,219
Short term investments				55,201
Restricted investments				1,123
Long term investments				979

Total				$114,522

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Certificate of deposits	$1,796	$—	$—	$1,796
Corporate notes	14,778	3	—	14,781
Municipal notes and bonds	14,500	—	—	14,500
Commercial paper	67,095	8	—	67,103
Government sponsored enterprises	32,807	—	(65)	32,742
Cash and money market funds	10,743	—	—	10,743

Total	$141,719	$11	$(65)	$141,665

Reported as:
Cash and cash equivalents				$77,846
Short-term investments				56,983
Long-term investments				5,489
Restricted investments				1,347

Total				$141,665

The realized gains and losses on sales of available-for-sale investments were not material for the three and six months ended June 30, 2007 and 2006. Realized gains and losses were calculated based on the specific identification method.

Investments which are in unrealized loss positions for which other-than-temporary impairments have not been recognized at June 30, 2007 and December 31, 2006 are summarized below (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
June 30, 2007	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government sponsored enterprises	$18,814	$(30)	—	—	$18,814	$(30)
Corporate notes	$7,003	$(4)	$979	$(1)	$7,982	$(5)

	Less Than 12 Months		12 Months or Greater		Total
December 31, 2006	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government sponsored enterprises	$21,175	$(22)	$11,567	$(43)	$32,742	$(65)

The following is a summary of the cost and estimated fair value of available-for-sale securities at June 30, 2007 and December 31, 2006, classified by stated maturity date of the security:

	June 30, 2007		December 31, 2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Mature in less than one year	$86,164	$86,136	$109,182	$109,137
Mature in one to three years	980	979	5,498	5,489
Mature in over three years	14,450	14,450	14,500	14,500

Total	$101,594	$101,565	$129,180	$129,126

6. Property and equipment, net

Property and equipment consist of the following:

	June 30, 2007	December 31, 2006
	(in thousands)
Computer and lab equipment	$8,233	$8,112
Capitalized software	547	547
Office furniture and fixtures	509	509
Leasehold improvements	3,363	3,363

	12,652	12,531
Less accumulated depreciation and amortization	(8,652)	(7,778)

Property and equipment, net	$4,000	$4,753

7. Income taxes

Effective January 1, 2007, we adopted Financial Accounting Standards Interpretation, or FIN 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS 109). Step one, Recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, Measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. The cumulative effect of adopting FIN 48 on January 1, 2007 is recognized as a change in accounting principle, recorded as an adjustment to the opening balance of accumulated deficit on the adoption date. As a result of the implementation of FIN 48, we did not recognize any increase or decrease in the liability for unrecognized tax benefits related to tax positions taken in prior periods, therefore, there was no corresponding adjustment in accumulated deficit. Additionally, FIN 48 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities. Our total amount of unrecognized tax benefits as of the January 1, 2007 adoption date was $14.2 million.

Our only major tax jurisdiction is the United States and our 1989 – 2006 tax years remain subject to examination by the appropriate governmental agencies due to our operating loss positions.

8.	Restructuring plan

On February 12, 2007, our Board of Directors committed to a restructuring plan intended to reduce our operating expenses following our announcement in December 2006 of the preliminary results of our Phase 3 ASSIST-1, ASSIST-2 and ASSIST-3 trials for our lead product candidate, TELCYTA™. On February 14, 2007, we implemented the restructuring plan that focused our priorities on the ASSIST-5 trial and the Phase 1-2a trial of the TELINTRA Tablets and selected research and development programs. To match these priorities, we reduced our workforce by 38 positions, streamlined our infrastructure and postponed some clinical research projects. As a result of the restructuring plan which has been completed, we recorded a one-time restructuring charge of approximately $1.4 million in the quarter ended March 30, 2007, of which approximately $33,000 was reversed in the quarter ended June 30, 2007 as certain health benefits accrued were not utilized. Approximately $1.3 million was paid in the quarter ended March 31, 2007 as severance, payroll taxes and other personnel related costs with the balance of approximately $30,000 paid in the quarter ended June 30, 2007.

9.	Contingencies

Beginning on June 6, 2007, a series of putative securities class action lawsuits were commenced in the United States District Court for the Southern District of New York and the Northern District of California, naming as defendants Telik, Inc. and certain of our current officers, one of whom is also a director. The complaints filed in the Southern District of New York also name as defendants the underwriters for our November 2003 and/or January 2005 stock offerings. Plaintiffs in the Northern District of California subsequently voluntarily dismissed their complaints without prejudice. All of the complaints allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 arising out of the issuance of allegedly false and misleading statements about our business and prospects, including the efficacy, safety and likelihood of success of our drug TELCYTA. Plaintiffs seek unspecified damages and injunctive relief for purchasers of our common stock during the period between March 27, 2003 and June 4, 2007, including purchasers in the stock offerings. The case is at an early stage, no discovery has occurred and no trial date has been set. Telik intends to defend the suit vigorously. We cannot estimate any possible loss at this time.

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

Overview

Telik is engaged in the discovery, development and commercialization of small molecule drugs. We have incurred net losses since inception and expect to incur substantial and increasing losses for the next several years as we expand our research and development activities and move our product candidates into later stages of development. As of June 30, 2007, we had an accumulated deficit of $423.6 million.

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

Clinical Status

TELCYTA, our lead product candidate, is a small molecule tumor-activated cancer product candidate that we are evaluating initially to treat cancers that are resistant to standard chemotherapy drugs. In December 2006, we reported preliminary results indicating that the ASSIST-1 and ASSIST-2 trials did not achieve their primary endpoint of demonstrating statistically significant improvement in overall survival for TELCYTA as compared to the active controls. The ASSIST-3 trial showed a major discordance between the clinical review of the tumor scans and the independent radiology review and therefore the results of this trial have been compromised and not suitable for regulatory submission. We completed in-depth analyses of the data including discussion of the results with oncology experts and at the annual meeting of the American Society of Clinical Oncology or ASCO on June 3, 2007 we presented final results that confirmed the preliminary results reported in December 2006.

In May 2006, we initiated another multinational randomized Phase 3 clinical trial, ASSIST-5, to evaluate TELCYTA in combination with PLD versus PLD alone as second line therapy in platinum refractory or resistant ovarian cancer. Enrollment is currently on hold in this trial.

On June 4, 2007, a full clinical hold for TELCYTA was initiated by the FDA following the presentation of the Phase 3 clinical trial results at the ASCO annual meeting. As a result, we stopped enrolling new patients on TELCYTA clinical trials, and patients being treated on the trials could not receive additional treatment until such time that the FDA released the clinical hold. On June 15, 2007 the FDA converted the full clinical hold on TELCYTA to a partial hold, thereby enabling patients that had been enrolled in the ASSIST-3 and ASSIST-5 trials the opportunity to continue to receive study treatments, including TELCYTA in combination with chemotherapy, subject to re-consenting procedures. We have submitted detailed safety and other information to the FDA and continue to work closely with the agency in its review of TELCYTA.

In addition, we have conducted two Phase 2 clinical trials of TELCYTA for the treatment of Stage IIIb or IV non-small cell lung cancer for patients who have not previously received chemotherapy. One clinical trial was in combination with cisplatin, and the other clinical trial was in combination with carboplatin and paclitaxel. Platinum and taxane-based drug combinations are the current standard for the front-line chemotherapy of lung and ovarian cancer. In April 2007, at the annual meeting of the American Association for Cancer Research, we announced final results from the Phase 2 clinical trial of TELCYTA in combination with carboplatin and paclitaxel. This multicenter trial enrolled 129 patients, and demonstrated an objective response rate by RECIST of 34% and a disease stabilization rate of 77%; median progression-free survival was 4.9 months and median survival was 9.6 months.

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

TLK58747, a novel metabolically activated cytotoxic small molecule with activity not restricted to GST positive cancers, was identified as a new product candidate in 2006. TLK58747 causes apoptosis and G2/M cell cycle arrest in a broad array of human cancer cell lines. It has shown significant anti-tumor activity in human breast, pancreatic and colon tumors in vivo when administered either orally or by injection. We are conducting the required preclinical safety studies to support the potential filing of an investigational new drug, or IND, application with the FDA.

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

Restructuring Plan

In February 2007, we implemented a restructuring plan that focused our priorities on the ASSIST-5 trial and the Phase 1-2a trial of TELINTRA Tablets and selected research and development programs. To match these priorities, we reduced our workforce by 38 positions, streamlined our infrastructure and postponed some clinical research projects. As a result of the restructuring plan, we recorded a one-time restructuring charge of approximately $1.4 million of which approximately $1.3 million was paid in the quarter ended March 31, 2007 as severance, payroll taxes and other personnel related costs. Approximately $33,000 of the charge was reversed in the quarter ended June 30, 2007 as certain health benefits accrued were not utilized. The restructuring plan has been completed with substantially all of the severance payments made in the quarter ended March 31, 2007 with additional payments of approximately $30,000 in the quarter ended June 30, 2007. We will continue to investigate alternative opportunities for the advancement of our product development programs, including collaborations with pharmaceutical and larger biotechnology companies.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenues and expenses during the reporting periods. On an on-going basis, we evaluate our estimates and judgments related to clinical development costs. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates under different assumptions or conditions.

We believe the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our financial statements.

Stock-based compensation expense

On January 1, 2006, we adopted FAS 123R, and use the fair value method to account for share-based payment awards following the modified prospective method of adoption which provides for certain changes to the method for valuing stock-based compensation. Under the provisions of FAS 123R, employee stock-based compensation is estimated at the date of grant based on the employee stock award’s fair value using the Black-Scholes option-pricing model and is recognized as expense ratably over the requisite service period in a manner similar to other forms of compensation paid to employees. The Black-Scholes option-pricing model requires the use of certain subjective assumptions. The most significant of these assumptions are our estimates of the expected volatility of the market price of our stock and the expected term of the award. Our expected stock-price volatility assumption for 2007 is a blended rate of 50% of historical volatility and 50% implied volatility since sufficient market activity exists with respect to our traded options. In 2006, historical volatility, obtained from public data sources, was used. The expected term of options granted is based on the simplified method in accordance with the SEC’s Staff Accounting Bulletin No. 107 (“SAB 107”) as our historical share option exercise experience does not provide a reasonable basis for estimation. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We adjusted our forfeiture rate to reflect the cancellation of unvested options due to the workforce reduction in February 2007. See also Note 2, “Employee Stock-Based Compensation,” in the Notes to Condensed Consolidated Financial Statements of Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

If factors change and we develop different assumptions in the application of FAS 123R in future periods, the compensation expense that we record under FAS 123R may differ significantly from what we have recorded in the current period.

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

Results of operations

Revenues

We did not record any revenues in 2006 and currently do not expect to record any revenues in 2007. Future revenues will depend upon the extent to which we enter into new collaborative research agreements and the amounts of payments relating to such agreements.

Research and development expenses

Research and development expenses for the three months ended June 30, 2007 and 2006 were $11.9 million and $19.0 million. Research and development expenses for the six months ended June 30, 2007 and 2006 were $24.8 million and $36.7 million. Our research and development activities consist primarily of drug development, clinical supply manufacturing, clinical activities, discovery research, screening and identification of product candidates and preclinical studies. We group these activities into two major categories: “research and preclinical” and “clinical development.”

The approximate costs associated with research and preclinical and clinical development activities were as follows:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2007	2006		2007	2006
	(In thousands, except percentages)
Research and preclinical	$4,655	$5,580	(17)%	$9,389	$11,113	(16)%
Clinical development	7,214	13,456	(46)%	15,424	25,581	(40)%

Total research and development	$11,869	$19,036	(38)%	$24,813	$36,694	(32)%

The decrease of 38%, or $7.2 million, in research and development expenses for the three months ended June 30, 2007 compared to the same period in 2006 was principally due to the following:

•	decreased costs of approximately $2.5 million associated with headcount reduction as a result of our corporate restructuring and corresponding reduction in clinical activities;

•

reduction of approximately $4.8 million as study activities in our ASSIST-1, ASSIST-2, ASSIST-3 and Phase 2 clinical trials are near completion, partially offset by costs related to our ASSIST-5 clinical trial of approximately $1.5 million;

•	corresponding decreased costs in our clinical drug supply manufacturing cost of approximately $783,000; and

•

lower stock-based compensation expense of approximately $544,000 primarily due to complete vesting of stock options granted in earlier periods and partially offset by expense associated with new stock options granted.

The decrease of 32%, or $11.9 million, in research and development expenses for the six months ended June 30, 2007 compared to the same period in 2006 was principally due to the following:

•	decreased costs of approximately $3.7 million associated with headcount reduction as a result of our corporate restructuring and corresponding reduction in clinical activities;

•

reduction of approximately $8.0 million as study activities in our ASSIST-1, ASSIST-2, ASSIST-3 and Phase 2 clinical trials are near completion, partially offset by costs related to our ASSIST-5 clinical trial of approximately $3.3 million;

•	corresponding decreased costs in our clinical drug supply manufacturing cost of approximately $1.8 million; and

•

lower stock-based compensation expense of approximately $1.7 million primarily due to complete vesting of stock options granted in earlier periods partially offset by expense associated with new stock options granted.

We expect total research and development expenditures to decrease in the next twelve months as we focus on the TELCYTA ASSIST-5 clinical trial and the Phase 1-2a clinical trial of TELINTRA Tablets. We expect both clinical and manufacturing expenditures to be lower than previous quarters and the timing and the amount of these expenditures will depend on when the partial clinical hold on TELCYTA will be released by the FDA and whether changes to the ASSIST-5 trial are required, and the progress of the TELINTRA Tablets Phase 1-2a clinical trial.

The following table summarizes our principal product candidate development initiatives, including the related stages of development for each product in development and the research and development expenses recognized in connection with each product candidate. The information in the column labeled “Estimated or Actual Completion of Enrollment” reflects the date enrollment was completed or our current estimate of the timing of completion of enrollment for each trial as applicable. The actual timing of completion of enrollment could differ materially from the estimates provided in the table. For a discussion of the risks and uncertainties associated with the timing of completing a product development phase, see the risk factors in Part II, Item 1A Risk Factors entitled: “All of our product candidates are in research and development. If clinical trials of TELCYTA or TELINTRA are delayed or unsuccessful or if we are unable to complete the preclinical development of our other preclinical product candidates, our business may suffer,” “If we do not obtain regulatory approval to market products in the United States and foreign countries, we or our collaborators will not be permitted to commercialize our product candidates,” “As our product programs advance, we may need to hire additional scientific and management personnel. Our research and development efforts will be seriously jeopardized if we are unable to attract and retain key personnel,” and “If we are unable to enter into or maintain existing contracts with third parties to manufacture our product candidates or any products that we may develop in sufficient quantities and at an acceptable cost, clinical development of product candidates could be delayed and we may be unable to meet demand for any products that we may develop and lose potential revenue” as described in Part II, Item 1A Risk Factors below.

			Estimated or Actual Completion of Enrollment	Related R&D Expenses Six Months Ended June 30,
Product	Description	Phase of Development		2007	2006
				(in thousands)
TELCYTA				$15,006	$24,633
	Ovarian, ASSIST-1	Phase 3	2004
	Non-small cell lung, ASSIST-2	Phase 3	2005
	Ovarian, ASSIST-3	Phase 3	2006
	Ovarian, ASSIST-5	Phase 3	2007
	Combination (with other drugs)	Phase 2	2006

TELINTRA				1,189	2,609
	MDS	Phase 1-2	2005
	MDS tablet formulation	Phase 2	2007

Other (1)				8,618	9,452

Total research and development expense				$24,813	$36,694

(1)	“Other” constitutes research and development activities performed by our Chemistry, Biology, Preclinical and Quality Assurance departments as these costs cannot be allocated to any individual project.

The largest component of our total operating expenses is our on-going investments in our research and development activities and, in particular, the clinical development of our product candidate pipeline. The process of conducting the clinical research necessary to obtain FDA approval is costly and time consuming. Current FDA requirements for a new human drug to be marketed in the United States include:

•	the successful conclusion of preclinical laboratory and animal tests, if appropriate, to gain preliminary information on the drug product candidate’s safety;

•	filing with the FDA of an IND to conduct initial human clinical trials for drug candidates;

•	the successful completion of adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug product candidate; and

•	filing by us and acceptance and approval by the FDA of a New Drug Application, or NDA, for a drug product candidate to allow commercial distribution of the drug.

In light of the factors mentioned above, we consider the active management and development of our clinical pipeline to be crucial to our long-term success. The actual probability of success for each candidate and clinical program may be impacted by a variety of factors, including, among others, the quality of the candidate, the validity of the target and disease indication, early clinical data, investment in the program, competition, manufacturing capability and commercial viability. Due to these and other factors, it is difficult to give accurate guidance on the anticipated proportion of our research and development investments or the future cash inflows from these programs, if any.

General and administrative expenses

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2007	2006		2007	2006
	(In thousands, except percentages)
General and administrative	$3,979	$4,560	(13)%	$7,631	$9,069	(16)%

The decrease in general and administrative expenses of 13%, or $581,000 in the three months ended June 30, 2007 compared to the same period in 2006 was primarily due to approximately $451,000 associated with headcount reduction as a result of our corporate restructuring and lower administrative expenses. In addition, stock-based compensation expense decreased by approximately $130,000 due to stock options granted in earlier periods becoming fully vested and partially offset by new stock options granted.

The decrease in general and administrative expenses of 16%, or $1.4 million in the six months ended June 30, 2007 compared to the same period in 2006 was primarily due to approximately $725,000 associated with headcount reduction as a result of our corporate restructuring and lower administrative expenses. Stock-based compensation expense also decreased by approximately $713,000 due to stock options granted in earlier periods becoming fully vested and partially offset by new stock options granted.

We expect general and administrative expenses in 2007 to be approximately the same level as 2006 to account for retention and performance bonuses and legal fees associated with potential corporate partnerships and class action lawsuits. There were no bonuses paid to management in 2006.

Restructuring costs

As a result of our workforce reduction of 38 positions we recorded a one-time restructuring charge of approximately $1.4 million for severance costs and other charges in the quarter ending March 31, 2007. We reversed approximately $33,000 in the quarter ended June 30, 2007 as certain health benefits accrued were not utilized. The restructuring plan has been completed as of the quarter ended June 30, 2007.

Interest income and interest expense

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2007	2006		2007	2006
	(In thousands, except percentages)
Interest income	$1,512	$2,106	(28)%	$3,198	$4,213	(24)%
Interest expense	(20)	(10)	100%	(43)	(26)	65%

Interest income resulted primarily from earnings on investments. Interest income decreased by $594,000, or 28%, for the three months ended June 30, 2007 and by $1.0 million, or 24%, for the six months ended June 30, 2007. The decrease was due to lower investment cash balance in the three and six month periods compared to the same periods in 2006.

Interest expense decreased by $10,000, or 100%, for the three months ended June 30, 2007 and $17,000, or 65%, for the six months ended June 30, 2007 compared to the same periods in 2006. The decreases in interest expense were a result of decreasing outstanding principal balance as a result of payments on our lease and loan obligations and no new borrowings.

Liquidity and capital resources

	June 30, 2007	December 31, 2006
	(in millions, except ratios)
Cash, cash equivalents, investments and restricted investments	$114.5	$141.7
Working capital	$101.4	$120.8
Current ratio	9.0 : 1	8.3 : 1

	Six Months Ended June 30,
	2007	2006
	(in millions)
Cash (used in) / provided by:
Operating activities	$(27.3)	$(32.8)
Investing activities	$6.4	$(2.1)
Financing activities	$0.3	$1.4
Capital expenditures (included in investing activities above)	$(0.1)	$(0.6)

Sources and Uses of Cash. Due to the significant research and development expenditures and the lack of any approved products to generate revenue, we have not been profitable and have generated operating losses since we incorporated in 1988. As such, we have funded our research and development operations through sale of equity securities, non-equity payments from corporate partners, interest earned on investments and equipment lease and loan financings. At June 30, 2007, we had available cash, cash equivalents, investments and restricted investments of $114.5 million. Our cash and investment balances are held in highly liquid debt instruments of the U.S. government, its agencies and municipalities, high grade corporate notes and money market funds. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk.

Cash Flows from Operating Activities. Cash used in operations for the six months ended June 30, 2007 was $27.3 million compared with $32.8 million for the same period in 2006. Net loss of $30.6 million in 2007 included non-cash charges of $5.0 million for stock-based compensation and $874,000 for depreciation and amortization. Cash used in operations was further impacted by a $2.1 million reduction in accrued clinical trials related primarily to the near completion of our Phase 3 clinical trials, a $1.4 million reduction in other accrued liabilities related mainly to manufacturing expenses and a $803,000 reduction in accounts payable. Cash outflows were partially offset by a decrease of $660,000 in prepaid expense and other current assets primarily due to amortization of prepaid insurance balances. Operating cash outflows for the same period in 2006 reflected net loss of $41.6 million including non-cash charges of $7.3 million for share-based compensation and $811,000 for depreciation and amortization. Cash used in operations during the first six months of 2006 was further impacted by decreases of $979,000 in accrued compensation expense primarily due to bonus payouts. Cash outflows in 2006 were partially offset by increases of $643,000 in accrued clinical trial expenses related primarily to our Phase 3 clinical trials and by an increase of $720,000 in accounts payable.

Cash Flows from Investing Activities. Cash provided by investing activities for the six months ended June 30, 2007 was $6.4 million compared with cash used in investing activities of $2.1 million for the same period in 2006. Cash provided for the six months ended June 30, 2007 was primarily from $14.0 million in maturities of investments and $50,000 from sales of investments offset by $7.5 million in purchases of available-for-sale investments. Capital expenditures for the same period in 2007 were $121,000, primarily for laboratory equipment purchases. Cash used for the same period in 2006 was primarily for $23.3 million in purchases of available-for-sale investments offset by $21.3 million in sales and maturities of investments. Capital expenditures for the same period were $598,000 primarily for laboratory equipment, computer equipment and software purchases.

Cash Flows from Financing Activities. Cash provided by financing activities for the six months ended June 30, 2007 was approximately $256,000 compared with $1.4 million for the same period in 2006. Financing activities for the six months ended June 30, 2007 was comprised primarily of $545,000 in proceeds from stock option exercises and purchases under our employee stock purchase plan, offset by $289,000 in payments under capital leases and equipment loans. Financing activities for the same period in 2006 included $2.0 million in proceeds from stock option exercises and our employee stock purchase plan, offset in part by $566,000 in payments under capital leases and equipment loans.

Working Capital. Working capital decreased to $101.4 million at June 30, 2007 from $137.0 million at June 30, 2006. The decrease in working capital was primarily due to our use of cash for operating expenses and to our TELCYTA and TELINTRA development programs.

Given our current development plan, we believe our existing cash resources will be sufficient to satisfy our current operating plan until the end of 2009. Changes in our research and development plans or other changes affecting our operating expenses may affect actual future consumption of existing cash resources as well. In any event, we will require substantial additional financing to fund our operations in the future. We may seek to raise any necessary additional funds through equity or debt financings, collaborative arrangements with corporate partners or other sources. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience dilution. Debt financing may subject us to restrictive covenants that may adversely affect our operations. To the extent that we raise additional capital through licensing arrangements or arrangements with collaborative partners, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize ourselves. Our future capital uses and requirements depend on numerous factors, including the following:

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

Our future contractual obligations at June 30, 2007 were as follows:

	Total	2007	2008-2009	2009-2010	After 2010
	(in thousands)
Operating leases	$25,379	$1,715	$7,131	$7,531	$9,002
Capital lease obligations	139	139	—	—	—
Equipment loans	38	38	—	—	—

Total contractual cash obligations	$25,556	$1,892	$7,131	$7,531	$9,002

We have a contractual obligation under the terms of our manufacturing supply agreement with Organichem Corporation, wherein we are obligated to purchase a majority of our United States requirements for the active ingredient in TELCYTA for a number of years. However, we currently do not have any requirements for the active ingredient. We have agreed on a pricing schedule for such supply, which will be subject to future renegotiation after a defined time period.

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

The table below presents the principal amounts and weighted-average interest rates by year of stated maturity for our investment portfolio:

	2007	2008	2009 and Beyond	Total	Fair Value at June 30, 2007
	(in thousands, except percentages)
Available-for-sale securities	$80,666	$6,478	$14,450	$101,594	$101,565
Average interest rate	5.24%	5.14%	5.41%	5.26%

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures. Based on our management’s evaluation (with the participation of our chief executive officer and chief financial officer), our chief executive officer and chief financial officer have concluded that, subject to limitations described below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), were effective as of June 30, 2007.

Changes in internal control over financial reporting. There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Beginning on June 6, 2007, a series of putative securities class action lawsuits were commenced in the United States District Court for the Southern District of New York and the Northern District of California, naming as defendants Telik, Inc., and certain of our current officers, one of whom is also a director. The complaints filed in the Southern District of New York also name as defendants the underwriters for our November 2003 and/or January 2005 stock offerings. Plaintiffs in the Northern District of California subsequently voluntarily dismissed their complaints without prejudice. All of the complaints allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 arising out of the issuance of allegedly false and misleading statements about our business and prospects, including the efficacy, safety and likelihood of success of our drug TELCYTA. Plaintiffs seek unspecified damages and injunctive relief for purchasers of our common stock during the period between March 27, 2003 and June 4, 2007, including purchasers in the stock offerings. The case is at an early stage, no discovery has occurred and no trial date has been set. Telik intends to defend the suit vigorously. We cannot estimate any possible loss at this time.

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

We have a history of net losses, which we expect to continue for the next several years. We will never be profitable unless we develop, and obtain regulatory approval and market acceptance of, our product candidates.*

Due to the significant research and development expenditures required to develop our TRAP technology and identify new product candidates, and the lack of any products to generate revenue, we have not been profitable and have incurred operating losses since we were incorporated in 1988. As of June 30, 2007, we had an accumulated deficit of $423.6 million. We expect to incur losses for the next several years as we continue our research and development activities and incur significant clinical testing and drug supply manufacturing costs. We do not anticipate that we will generate product revenue for several years. Our losses, among other things, have caused and will cause our stockholders’ equity and working capital to decrease. We expect that this trend will continue until we develop, and obtain regulatory approval and market acceptance of, our product candidates, if at all. We may never generate product revenue sufficient to become profitable.

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

To obtain regulatory approvals, we must, among other requirements, complete carefully controlled and well-designed clinical trials demonstrating that a particular drug is safe and effective for the applicable disease. TELCYTA has to date been evaluated in multiple Phase 1, Phase 2 and Phase 3 clinical trials. The Phase 3 clinical trials (ASSIST-1, 2, 3 and 5) compare TELCYTA to a control arm consisting of currently established standard drug treatments for ovarian and lung cancers. On June 3, 2007, we presented final results that the ASSIST-1 and ASSIST-2 trials did not achieve their primary endpoint of demonstrating statistically significant improvement in overall survival for TELCYTA as compared to the active controls. The assessment of the primary endpoint of our ASSIST-3 trial, objective response rate by RECIST, have been compromised because approximately 25% of patients were prematurely discontinued from the study for disease progression, as assessed by the independent radiology review.

On June 4, 2007, a full clinical hold for TELCYTA was initiated by the FDA following the presentation of the Phase 3 clinical trial results at the ASCO annual meeting. As a result we stopped enrolling new patients in TELCYTA clinical trials, and patients being treated on the trials could not receive additional treatment until such time that the FDA released the clinical hold. On June 15, 2007 the FDA converted the full clinical hold of TELCYTA to a partial hold, thereby enabling patients that had been enrolled in the ASSIST-3 and ASSIST-5 trials the opportunity to continue to receive study treatments, including TELCYTA in combination with chemotherapy, subject to re-consenting procedures. We have submitted detailed safety and other information to the FDA and continue to work closely with the agency in its review of TELCYTA. We cannot predict how long it will take the FDA to complete its review of TELCYTA and when the partial clinical hold will be lifted if at all. As a result current patients may drop out of the ASSIST-5 trial and we may have difficulty enrolling new patients should we resume the study. Our near to medium-term outlook depends to a significant extent on the outcome of the results from the on-going ASSIST-5 trial. If we are not able to resume the ASSIST-5 trial and even if we do and the trial does not demonstrate sufficient efficacy to support our NDA, then our business will suffer and our stock price will decline.

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

If we are unable to raise adequate funds in the future, we will not be able to continue to fund our operations, research programs, preclinical testing and clinical trials to develop and manufacture our product candidates.*

The process of carrying out the development of our own unpartnered product candidates to later stages of development and developing other research programs to the stage that they may be partnered to a pharmaceutical or biotechnology company will require significant additional expenditures, including the expenses associated with preclinical testing, clinical trials and obtaining regulatory approval. We believe that our existing cash and investment securities will be sufficient to support our current operating plan until the end of 2008. Changes in our research and development plans or other changes affecting our operating expenses may affect actual future consumption of existing cash resources as well. In any event, we will require substantial additional financing to fund our operations in the future. We do not know whether additional financing will be available when needed or that, if available, we will obtain financing on terms favorable to our stockholders. As of June 30, 2007, our accumulated deficit was $423.6 million, and we expect capital outlays and operating expenditures to increase over the next several years as we expand our clinical, research and development activities. The extent of any actual increase in operating or capital spending will depend in part on the clinical success of our product candidates. If we fail to raise adequate funds on terms acceptable to us, if at all, we will not be able to continue to fund our operations, research programs, preclinical testing, clinical trials and manufacturing efforts.

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

Substantial future sales of our common stock by us or by our existing stockholders could cause our stock price to fall.*

Additional equity financings or other share issuances by us, including shares issued in connection with strategic alliances and corporate partnering transactions, could adversely affect the market price of our common stock. Sales by existing stockholders of a large number of shares of our common stock in the public market or the perception that additional sales could occur could cause the market price of our common stock to drop. As of June 30, 2007, 52,563,076 shares of our common stock were outstanding, of which 52,371,253 shares were freely tradable and 191,823 shares were transferable in accordance with certain volume, notice and manner of sale restrictions under Rule 144 of the Securities Act of 1933.

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

Our stock price may be volatile, you may not be able to resell your shares at or above your purchase price.*

Our stock prices and the market prices for securities of biotechnology companies in general have been highly volatile, with recent significant price and volume fluctuations, and may continue to be highly volatile in the future. For example, our announcement that the preliminary top-line results of our first three Phase 3 trials did not meet primary end-points caused our stock price to drop by 71% in one day. During the six months ended June 30, 2007, our common stock traded between $2.96 and $7.50. You may not be able to sell your shares quickly or at the market price if trading in our stock is not active or the volume is low. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock, some of which are beyond our control:

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

We have been named a defendant in several purported securities class action lawsuits. These, and potential similar or related litigation, could result in substantial damages and may divert management’s time and attention from our business.*

Beginning on June 6, 2007, a series of putative securities class action lawsuits were filed in the United States District Court for the Southern District of New York and the Northern District of California, naming as defendants Telik, Inc. and certain of our current officers, one of whom is also a director. The complaints filed in the Southern District of New York also name as defendants the underwriters of our November 2003 and/or January 2005 stock offerings. Plaintiffs in the Northern District of California subsequently voluntarily dismissed their complaints without prejudice. All of the complaints allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 arising out of the issuance of allegedly false and misleading statements about our business and prospects, including the efficacy, safety and likelihood of success of our drug TELCYTA. Plaintiffs seek unspecified damages and injunctive relief for purchasers of our common stock during the period between March 27, 2003 and June 4, 2007, including purchasers in the stock offerings. The case is at an early stage, no discovery has occurred and no trial date has been set. Telik intends to defend the suit vigorously.

The ultimate outcome of these matters cannot presently be determined and will require significant commitment of our financial and management resources and time, which may seriously harm our business, financial condition and results of operations. We cannot assure you that any of the allegations discussed above can be resolved without costly and protracted litigation, and the outcome may have a materially adverse impact upon our financial position, results of operations and cash flows. No estimate can be made at this time of the possible loss or possible range of loss associated with the resolution of these actions.

In addition, the uncertainty of the currently pending litigation could lead to more volatility in our stock price. We may in the future be the target of securities class action claims similar to those described above.

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

We held our 2007 Annual Meeting of Stockholders on May 14, 2007. At the annual meeting, our stockholders voted to re-elect certain members of our board of directors. The results of the voting were as follows:

1.	To approve the election of Michael M. Wick, M.D., Ph.D., to hold office as a director until the 2010 Annual Meeting of Stockholders.

FOR: 43,817,924	WITHHOLD: 3,446,930

To approve the election of Richard B. Newman, to hold office as a director until the 2010 Annual Meeting of Stockholders.

FOR: 43,861,105	WITHHOLD: 3,403,749

To approve the election of Herwig von Morzé, Ph.D., to hold office as a director until the 2010 Annual Meeting of Stockholders.

FOR: 43,867,803	WITHHOLD: 3,397,051

The other directors whose term of office as a director continued after the Annual Meeting of Stockholders are Edward W. Cantrall, Ph.D., Steven R. Goldring, M.D., Stefan Ryser, Ph.D., Robert W. Frick and Mary Ann Gray, Ph.D.

2.	To ratify the selection of Ernst & Young LLP as the independent registered public accounting firm of Telik for its fiscal year ending December 31, 2007.

FOR: 43,977,139	WITHHOLD: 119,771	ABSTAIN: 3,167,944

BROKER NON-VOTES: -0-

Item 6.	Exhibits.

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (1)

4.1	Specimen Stock Certificate. (1)

4.2	Amended and Restated Registration Rights Agreement, dated March 31, 2000, between Telik and holders of Telik’s Series B, Series E, Series F, Series G, Series H, Series I, Series J and Series K preferred stock. (1)

4.3	Rights Agreement dated November 2, 2001, by and between Telik and Wells Fargo Bank Minnesota, N.A., replaced by EquiServe Trust Company, N.A., as Rights Agent (the “Rights Agreement”). (2)

4.4	Amendment, dated as of May 18, 2006, to Rights Agreement. (3)

4.5	Telik’s Certificate of Designation of Series A Junior Participating Preferred Stock. (2)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on April 4, 2000, as amended (File No. 333-33868).
(2)	Incorporated by reference to exhibits to our Current Report on Form 8-K dated November 2, 2001, as filed on November 5, 2001 (File No. 000-31265).
(3)	Incorporated by reference to exhibits on our Current Report on Form 8-K, dated and filed on May 18, 2006 (File No. 000-31265).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELIK, INC.

/s/ CYNTHIA M. BUTITTA
Cynthia M. Butitta
Chief Operating Officer and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: August 8, 2007

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