Form 10-Q
period 2007-09-30
TELIK INC
filed 2007-11-07
CIK 1109196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2007

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

Class: Common Stock $0.01 par value                 Outstanding at October 31, 2007: 52,598,617 shares

TELIK, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

TELIK, INC.

CONDENSED BALANCE SHEETS

(In thousands)

	September 30, 2007	December 31, 2006

	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$40,412	$77,846
Short-term investments	58,355	56,983
Other receivables	470	677
Prepaids and other current assets	1,747	1,931

Total current assets	100,984	137,437
Property and equipment, net	3,634	4,753
Long-term investments	2,458	5,489
Restricted investments	1,123	1,347
Other assets	60	188

Total assets	$108,259	$149,214

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$972	$2,373
Accrued clinical trials	6,770	10,275
Accrued compensation	1,584	1,400
Accrued liabilities	969	2,104
Current portion of capital leases and equipment loans	55	440

Total current liabilities	10,350	16,592
Other liabilities	75	—
Commitments and contingencies
Stockholders’ equity:
Common stock	526	524
Additional paid-in capital	532,527	525,066
Accumulated other comprehensive loss	(11)	(54)
Accumulated deficit	(435,208)	(392,914)

Total stockholders’ equity	97,834	132,622

Total liabilities and stockholders’ equity	$108,259	$149,214

See accompanying Notes to Condensed Financial Statements.

TELIK, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Operating costs and expenses:
Research and development	$9,387	$18,487	$34,200	$55,181
General and administrative	3,661	4,063	11,292	13,132
Restructuring costs	—	—	1,356	—

Total operating costs and expenses	13,048	22,550	46,848	68,313

Loss from operations	(13,048)	(22,550)	(46,848)	(68,313)
Interest income	1,424	2,102	4,622	6,315
Interest expense	(25)	(25)	(68)	(51)

Net loss	$(11,649)	$(20,473)	$(42,294)	$(62,049)

Basic and diluted net loss per share	$(0.22)	$(0.39)	$(0.81)	$(1.19)

Shares used to calculate basic and diluted net loss per share	52,574	52,303	52,491	52,241

See accompanying Notes to Condensed Financial Statements.

TELIK, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(42,294)	$(62,049)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,282	1,190
Share-based compensation expense	6,838	10,971
Changes in assets and liabilities:
Other receivables	207	222
Prepaid expenses and other current assets	184	(464)
Accounts payable	(1,401)	(162)
Accrued clinical trials, compensation and other liabilities	(4,253)	1,528

Net cash used in operating activities	(39,437)	(48,764)

Cash flows from investing activities:
Purchases of investments	(26,029)	(31,695)
Sales of investments	50	13,500
Maturities of investments	27,905	20,315
Purchases of property and equipment	(163)	(770)

Net cash provided by investing activities	1,763	1,350

Cash flows from financing activities:
Principal payments under capital leases and equipment loans	(385)	(759)
Proceeds from issuance of common stock	625	2,738

Net cash provided by financing activities	240	1,979

Net decrease in cash and cash equivalents	(37,434)	(45,435)
Cash and cash equivalents at beginning of period	77,846	127,971

Cash and cash equivalents at end of period	$40,412	$82,536

Supplementary information:
Interest paid	$68	$51

See accompanying Notes to Condensed Financial Statements.

TELIK, INC.

Notes to Condensed Financial Statements

(Unaudited)

1.	Basis of presentation and summary of significant accounting policies

We have prepared the accompanying condensed financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934 (the “Exchange Act”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We believe all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included herein. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or any other future period. The condensed balance sheet at December 31, 2006 has been derived from the audited financial statements at that date. You should read these condensed financial statements and notes in conjunction with our audited financial statements for the year ended December 31, 2006, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2007.

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

Stock based compensation under FAS 123R

We adopted the provisions of revised Statement of Financial Accounting Standards No. 123 (“FAS 123R”), “Share-Based Payment,” including the provisions of Staff Accounting Bulletin No. 107 (“SAB 107”) on January 1, 2006, using the modified prospective transition method to account for our employee share-based awards. Employee stock-based compensation expense recognized in the three and nine months ended September 30, 2007 and 2006 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In September 2007, we increased our forfeiture rate from 11.4% to 14.0% to true-up the cancellation of unvested options due to a higher than estimated level of terminations.

Total estimated stock-based compensation expense, related to all of our share-based payment awards, recognized under FAS 123R was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands except per share amounts)	2007	2006	2007	2006
Research and development	$1,122	$2,266	$4,188	$6,995
General and administrative	750	1,363	2,650	3,976

Stock-based compensation expense before taxes	1,872	3,629	6,838	10,971

Effect on net loss	$1,872	$3,629	$6,838	$10,971

Effect on net loss per basic and diluted common share	$(0.04)	$(0.07)	$(0.13)	$(0.21)

Because we have a net operating loss carryforward as of September 30, 2007, no tax benefits for the tax deductions related to stock-based compensation expense were recognized in our condensed statements of operations. Additionally, no incremental tax benefits were recognized from stock options exercised in the three and nine months ended September 30, 2007 and 2006, which would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities. As of September 30, 2007, $13.0 million of total unrecognized compensation costs, net of forfeitures, related to non-vested awards is expected to be recognized over a weighted average period of 2.0 years.

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

	Stock Option Plans		Stock Purchase Plan
	Three Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006
Expected stock price volatility	79.1%	61.3%	93.5%	34.1%
Risk-free interest rate	4.56%	4.85%	4.17%	5.07%
Expected life (in years)	6.08	6.08	1.24	0.62
Expected dividend yield	—	—	—	—

	Stock Option Plans		Stock Purchase Plan
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Expected stock price volatility	65.3%	62.9%	93.1%	36.4%
Risk-free interest rate	5.06%	4.65%	4.63%	4.80%
Expected life (in years)	5.54	6.08	1.25	0.89
Expected dividend yield	—	—	—	—

3.	Comprehensive loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes changes in unrealized gains (losses) on investments. The activity in comprehensive loss was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Net loss	$(11,649)	$(20,473)	$(42,294)	$(62,049)
Changes in unrealized gains on investments	18	216	43	210

Comprehensive loss	$(11,631)	$(20,257)	$(42,251)	$(61,839)

4.	Basic and diluted net loss per share

Basic and diluted net loss per share are computed by dividing net loss by the weighted average number of common shares outstanding during the year.

Outstanding options to purchase 9,512,301 and 9,012,019 shares of our common stock for the three months ended September 30, 2007 and 2006 and 9,705,627 and 8,865,207 shares of our common stock for the nine months ended September 30, 2007 and 2006 were excluded from the diluted net loss per common share calculations because inclusion of such options was anti-dilutive.

5.	Cash, cash equivalents, investments and restricted investments

The following is a summary of cash and cash equivalents, investments and restricted investments:

	September 30, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Certificate of deposits	$1,223	$—	$—	$1,223
Corporate notes	23,315	4	(10)	23,309
Municipal notes and bonds	14,450	—	—	14,450
Commercial paper	34,085	—	(15)	34,070
Government sponsored enterprises	19,994	11	(1)	20,004
Cash and money market funds	9,292	—	—	9,292

Total	$102,359	$15	$(26)	$102,348

Reported as:
Cash and cash equivalents				$40,412
Short term investments				58,355
Restricted investments				1,123
Long term investments				2,458
Total				$102,348

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Certificate of deposits	$1,796	$—	$—	$1,796
Corporate notes	14,778	3	—	14,781
Municipal notes and bonds	14,500	—	—	14,500
Commercial paper	67,095	8	—	67,103
Government sponsored enterprises	32,807	—	(65)	32,742
Cash and money market funds	10,743	—	—	10,743

Total	$141,719	$11	$(65)	$141,665

Reported as:
Cash and cash equivalents				$77,846

Short-term investments				56,983
Long-term investments				5,489
Restricted investments				1,347

Total				$141,665

The realized gains and losses on sales of available-for-sale investments were not material for the three and nine months ended September 30, 2007 and 2006. Realized gains and losses were calculated based on the specific identification method.

Investments which are in unrealized loss positions for which other-than-temporary impairments have not been recognized at September 30, 2007 and December 31, 2006 are summarized below (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
September 30, 2007	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government sponsored enterprises	$2,999	$(1)	—	—	$2,999	$(1)
Commercial paper	$34,070	$(15)	—	—	$34,070	$(15)
Corporate notes	$5,987	$(8)	$2,458	$(2)	$8,445	$(10)

	Less Than 12 Months		12 Months or Greater		Total
December 31, 2006	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government sponsored enterprises	$21,175	$(22)	$11,567	$(43)	$32,742	$(65)

The following is a summary of the cost and estimated fair value of available-for-sale securities at September 30, 2007 and December 31, 2006, classified by stated maturity date of the security:

	September 30, 2007		December 31, 2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Mature in less than one year	$74,933	$74,925	$109,182	$109,137
Mature in one to three years	2,461	2,458	5,498	5,489
Mature in over three years	14,450	14,450	14,500	14,500

Total	$91,844	$91,833	$129,180	$129,126

6.	Property and equipment, net

Property and equipment consist of the following:

	September 30, 2007	December 31, 2006
	(in thousands)
Computer and lab equipment	$8,257	$8,112
Capitalized software	547	547
Office furniture and fixtures	509	509
Leasehold improvements	3,363	3,363

	12,676	12,531
Less accumulated depreciation and amortization	(9,042)	(7,778)

Property and equipment, net	$3,634	$4,753

7.	Income taxes

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

On February 12, 2007, our Board of Directors committed to a restructuring plan intended to reduce our operating expenses following our announcement in December 2006 of the preliminary results of our Phase 3 ASSIST-1, ASSIST-2 and ASSIST-3 trials for our lead product candidate, TELCYTA™. On February 14, 2007, we implemented the restructuring plan that focused our priorities on the ASSIST-5 trial and the Phase 1-2a trial of the TELINTRA Tablets and selected research and development programs. To match these priorities, we reduced our workforce by 38 positions, streamlined our infrastructure and postponed some clinical research projects. As a result of the restructuring plan which has been completed, we recorded a one-time restructuring charge of approximately $1.4 million in the quarter ended March 30, 2007, of which approximately $33,000 was reversed in the quarter ended June 30, 2007 as certain health benefits accrued were not utilized. Approximately $1.3 million was paid in the quarter ended March 31, 2007 as severance, payroll taxes and other personnel related costs with the balance of approximately $30,000 paid in the quarter ended June 30, 2007. The restructuring plan has been completed and we will continue to investigate alternative opportunities for the advancement of our product development programs, including collaborations with pharmaceutical and larger biotechnology companies.

9.	Contingencies

Beginning on June 6, 2007, a series of putative securities class action lawsuits were commenced in the United States District Court for the Southern District of New York and the Northern District of California, naming as defendants Telik, Inc. and certain of our current officers, one of whom is also a director. The complaints filed in the Southern District of New York also name as defendants the underwriters for our November 2003 and/or January 2005 stock offerings. Plaintiffs in the Northern District of California subsequently voluntarily dismissed their complaints without prejudice. All of the complaints allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 arising out of the issuance of allegedly false and misleading statements about our business and prospects, including the efficacy, safety and likelihood of success of our drug TELCYTA. The Southern District of New York has consolidated the class actions and appointed a lead plaintiff under the Private Securities Litigation Reform Act of 1995. A consolidated amended class complaint was filed on October 22, 2007. The allegations of the consolidated amended complaint are similar, but more narrow than the original complaints. Plaintiffs seek unspecified damages and injunctive relief on behalf of purchasers of our common stock during the period between March 27, 2003 and June 4, 2007, including purchasers in the January 2005 stock offering.

In August 2007, a separate party who claims to be an owner of our common stock filed a derivative action on behalf of the company against certain of our current and former directors. The allegations are similar to those made in the class action regarding the development of TELCYTA; however, it seeks a recovery only on behalf of the company.

These cases are at an early stage, no discovery has occurred and no trial date has been set. Telik intends to defend the suits vigorously. We cannot estimate any possible loss, if any, that may result from these actions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Statements of Expected Future Performance

This Quarterly Report on Form 10-Q contains statements indicating expectations about future performance and other forward-looking statements that involve risks and uncertainties. We usually use words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “future,” “intend,” “potential,” or “continue” or the negative of these terms or similar expressions to identify forward-looking statements. These statements appear throughout this Quarterly Report on Form 10-Q and are statements regarding our current intent, belief or expectation, primarily with respect to our operations and related industry developments. Examples of these statements include, but are not limited to, statements regarding the following: the implications of positive results of our Phase 2 clinical trials, the progress of our research programs, including clinical testing, the extent to which our issued and pending patents may protect our products and technology, our ability to identify new product candidates using TRAP technology (our proprietary Target-Related Affinity Profiling technology), the potential of such product candidates to lead to the development of safer or more effective therapies, our ability to develop the technology derived from our collaborations, our anticipated timing for filing additional Investigational New Drug applications, or INDs, with the FDA, or for the initiation or completion of Phase 1, Phase 2 or Phase 3 clinical trials for any of our product candidates, our future operating expenses, our future losses, our future expenditures for research and development and the sufficiency of our cash resources. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

Overview

Telik is engaged in the discovery, development and commercialization of small molecule drugs. We have incurred net losses since inception and expect to incur substantial and increasing losses for the next several years as we expand our research and development activities and move our product candidates into later stages of development. As of September 30, 2007, we had an accumulated deficit of $435.2 million.

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

We are subject to risks common to biopharmaceutical companies, including risks inherent in our research, development and commercialization efforts, preclinical testing, clinical trials, uncertainty of regulatory and marketing approvals, enforcement of patent and proprietary rights, the need for future capital, potential competition, use of hazardous materials and retention of key employees. In order for each of our product candidates to be commercialized, it is necessary for us to conduct preclinical tests and clinical trials, demonstrate efficacy and safety of such product candidates to the satisfaction of regulatory authorities, including the FDA, obtain marketing approval, enter into manufacturing, distribution and marketing arrangements, obtain market acceptance and, in many cases, obtain adequate reimbursement from government and private insurers. We cannot provide assurance that we will commercialize any product, generate revenues or achieve and sustain profitability in the future.

We expect that our quarterly and annual results of operations will fluctuate for the foreseeable future due to several factors, including the timing and extent of our research and development efforts and the outcome of our clinical trial activities. The successful development of our product candidates is uncertain. As such, an accurate prediction of future operating results is difficult or impossible to make.

Clinical Status

TELCYTA, our lead product candidate, is a small molecule tumor-activated cancer product candidate that we are evaluating initially to treat cancers that are resistant to standard chemotherapy drugs. In December 2006, we reported preliminary results indicating that the Phase 3 ASSIST-1 and ASSIST-2 trials did not achieve their primary endpoint of demonstrating statistically significant improvement in overall survival for TELCYTA as compared to the active controls. The ASSIST-3 trial showed a major discordance between the clinical review of the tumor scans and the independent radiology review and therefore the results of this trial have been compromised and not suitable for regulatory submission. We completed in-depth analyses of the data of all three trials including discussion of the results with oncology experts and at the annual meeting of the American Society of Clinical Oncology or ASCO on June 3, 2007 we presented final results that confirmed the preliminary results reported in December 2006.

In May 2006, we initiated another multinational randomized Phase 3 clinical trial, ASSIST-5, to evaluate TELCYTA in combination with pegylated liposomal doxorubicin, or PLD versus PLD alone as second line therapy in platinum refractory or resistant ovarian cancer. On June 4, 2007, a full clinical hold for TELCYTA was initiated by the FDA following the presentation of the Phase 3 clinical trial results at the ASCO annual meeting. As a result, we stopped enrolling new patients on TELCYTA clinical trials, and patients being treated on the trials could not receive additional treatment until such time that the FDA released the clinical hold. On June 15, 2007 the FDA converted the full clinical hold on TELCYTA to a partial hold, thereby enabling patients that had been enrolled in the ASSIST-3 and ASSIST-5 trials the opportunity to continue to receive study treatments, including TELCYTA in combination with chemotherapy, subject to re-consenting procedures. On October 12, 2007, the FDA completed their review of our TELCYTA data and removed the partial hold, permitting the resumption of TELCYTA clinical development. We plan to conduct an interim analysis with the patients currently enrolled in the ASSIST-5 trial, and based on the results of this analysis we will assess the feasibility of continuing this study.

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

We discovered all of our product candidates using our proprietary technology, Target-Related Affinity Profiling, or TRAP, which enables the rapid and efficient discovery of small molecule product candidates. We expect to enter into collaborative arrangements with third parties, such as contract research organizations for clinical trials, development, manufacturing, regulatory approvals or commercialization of some of our products, particularly outside North America, or in disease areas requiring larger and longer clinical trials than cancer.

Restructuring Plan

In February 2007, we implemented a restructuring plan that focused our priorities on the ASSIST-5 trial and the Phase 1-2a trial of TELINTRA Tablets and selected research and development programs. To match these priorities, we reduced our workforce by 38 positions, streamlined our infrastructure and postponed some clinical research projects. As a result of the restructuring plan, we recorded a one-time restructuring charge of approximately $1.4 million of which approximately $1.3 million was paid in the quarter ended March 31, 2007 as severance, payroll taxes and other personnel related costs and the remaining payments of approximately $30,000 paid in the quarter ended June 30, 2007. Approximately $33,000 of the charge was reversed in the quarter ended June 30, 2007 as certain health benefits accrued were not utilized. The restructuring plan has been completed and we will continue to investigate alternative opportunities for the advancement of our product development programs, including collaborations with pharmaceutical and larger biotechnology companies.

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

Stock-based compensation expense

On January 1, 2006, we adopted FAS 123R, and use the fair value method to account for share-based payment awards following the modified prospective method of adoption which provides for certain changes to the method for valuing stock-based compensation. Under the provisions of FAS 123R, employee stock-based compensation is estimated at the date of grant based on the employee stock award’s fair value using the Black-Scholes option-pricing model and is recognized as expense ratably over the requisite service period in a manner similar to other forms of compensation paid to employees. The Black-Scholes option-pricing model requires the use of certain subjective assumptions. The most significant of these assumptions are our estimates of the expected volatility of the market price of our stock and the expected term of the award. Our expected stock-price volatility assumption for 2007 is a blended rate of 50% of historical volatility and 50% implied volatility since sufficient market activity exists with respect to our traded options. In 2006, historical volatility, obtained from public data sources, was used. The expected term of options granted is based on the simplified method in accordance with the SEC’s Staff Accounting Bulletin No. 107 (“SAB 107”) as our historical share option exercise experience does not provide a reasonable basis for estimation. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We adjusted our forfeiture rate to reflect the cancellation of unvested options due to the workforce reduction in February 2007 and voluntary terminations. See also Note 2, “Employee Stock-Based Compensation,” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

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

Clinical development costs are a significant component of research and development expenses. We have a history of contracting with third parties that perform various clinical trial activities on our behalf in the on-going development of our product candidates. The financial terms of these contracts are subject to negotiation and may vary from contract to contract and may result in uneven payment flows. We accrue and expense costs for clinical trial activities performed by third parties based upon estimates of the percentage of work completed during a given period of time over the life of the individual study in accordance with agreements established with contract research organizations and clinical trial sites. We determine our estimates through discussion with internal clinical personnel and third-party service providers the progress or stage of completion of trials or services and the agreed upon fee to be paid for such services in each agreement. These estimates may or may not match the actual services performed by the third-party organizations as measured by patient enrollment levels and related activities. We monitor patient enrollment levels and related activities to the extent possible; however, if we underestimate activity levels associated with various studies at a given point in time, we could record significant research and development expenses in future periods.

Use of estimates

In preparing our financial statements to conform with GAAP, we make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results may differ from these estimates.

Results of operations

Revenues

We did not record any revenues in 2006 and currently do not expect to record any revenues in 2007. Future revenues, if any, will depend upon the extent to which we enter into new collaborative research agreements and the amounts of payments relating to such agreements.

Research and development expenses

Research and development expenses for the three months ended September 30, 2007 and 2006 were $9.4 million and $18.5 million. Research and development expenses for the nine months ended September 30, 2007 and 2006 were $34.2 million and $55.2 million. Our research and development activities consist primarily of drug development, clinical supply manufacturing, clinical activities, discovery research, screening and identification of product candidates and preclinical studies. We group these activities into two major categories: “research and preclinical” and “clinical development.”

The approximate costs associated with research and preclinical and clinical development activities were as follows:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2007	2006		2007	2006
	(In thousands, except percentages)
Research and preclinical	$4,155	$5,233	(21)%	$13,543	$16,346	(17)%
Clinical development	5,232	13,254	(61)%	20,657	38,835	(47)%

Total research and development	$9,387	$18,487	(49)%	$34,200	$55,181	(38)%

The decrease of 49%, or $9.1 million, in research and development expenses for the three months ended September 30, 2007 compared to the same period in 2006 was principally due to the following:

•	decreased costs of approximately $2.7 million associated with headcount reduction as a result of our corporate restructuring and corresponding reduction in clinical activities;

•	reduction of approximately $4.1 million as study activities in our ASSIST-1, ASSIST-2, ASSIST-3 and Phase 2 clinical trials are near completion;

•	corresponding decreased costs in our clinical drug supply manufacturing cost of approximately $1.2 million; and

•

lower stock-based compensation expense of approximately $1.1 million primarily due to higher estimated forfeiture rates used in 2007 and complete vesting of stock options granted in earlier periods partially offset by expense associated with new stock options granted.

The decrease of 38%, or $21.0 million, in research and development expenses for the nine months ended September 30, 2007 compared to the same period in 2006 was principally due to the following:

•	decreased costs of approximately $6.4 million associated with headcount reduction as a result of our corporate restructuring and corresponding reduction in clinical activities;

•

reduction of approximately $12.0 million as study activities in our ASSIST-1, ASSIST-2, ASSIST-3 and Phase 2 clinical trials are near completion, partially offset by costs related to our ASSIST-5 clinical trial of approximately $3.1 million;

•	corresponding decreased costs in our clinical drug supply manufacturing cost of approximately $2.9 million; and

•

lower stock-based compensation expense of approximately $2.8 million primarily due to higher estimated forfeiture rates used in 2007 and complete vesting of stock options granted in earlier periods partially offset by expense associated with new stock options granted.

We expect total research and development expenditures to decrease in the next twelve months as we focus on the Phase 2 clinical trials of TELINTRA Tablets, preclinical studies on TLK58747 and reduced development of TELCYTA. We expect both clinical and manufacturing expenditures to be lower than previous quarters and the timing and the amount of these expenditures will depend on the results of the interim analysis of the ASSIST-5 trial and the progress of the TELINTRA Tablets Phase 2 clinical trials.

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

Product	Description	Phase of Development	Estimated or Actual Completion of Enrollment	Related R&D Expenses Nine Months Ended September 30,
				2007	2006
				(in thousands)
TELCYTA				$19,560	$37,912
	Ovarian, ASSIST-1	Phase 3	2004
	Non-small cell lung, ASSIST-2	Phase 3	2005
	Ovarian, ASSIST-3	Phase 3	2006
	Ovarian, ASSIST-5	Phase 3	2008
	Combination (with other drugs)	Phase 2	2006
TELINTRA				2,056	3,331
	MDS	Phase 1-2	2005
	MDS Tablets	Phase 1-2a	2007
Other (1)				12,584	13,938

Total research and development expense				$34,200	$55,181

(1)	“Other” constitutes research and development activities performed by our Chemistry, Biology, Preclinical and Quality Assurance departments as these costs cannot be allocated to any individual project.

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

In light of the factors mentioned above, we consider the active management and development of our clinical pipeline to be crucial to our long-term success. The actual probability of success for each drug product candidate and clinical program may be impacted by a variety of factors, including, among others, the quality of the drug product candidate, the validity of the target and disease indication, early clinical data, investment in the program, competition, manufacturing capability and commercial viability. Due to these and other factors, it is difficult to give accurate guidance on the anticipated proportion of our research and development investments in these programs or the future cash inflows from these programs, if any.

General and administrative expenses

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2007	2006		2007	2006
	(In thousands, except percentages)
General and administrative	$3,661	$4,063	(10)%	$11,292	$13,132	(14)%

The decrease in general and administrative expenses of 10%, or $402,000 in the three months ended September 30, 2007 compared to the same period in 2006 was primarily due to approximately $300,000 associated with headcount reduction as a result of our corporate restructuring and lower administrative expenses. In addition, stock-based compensation expense decreased by approximately $614,000 due to higher estimated forfeiture rates used in 2007 and complete vesting of stock options granted in earlier periods partially offset by expense associated with new stock options granted. General and administrative expenses decreases for the quarter were partially offset by a $512,000 increase in legal expenses primarily due to ongoing class action lawsuit defense.

The decrease in general and administrative expenses of 14%, or $1.8 million in the nine months ended September 30, 2007 compared to the same period in 2006 was primarily due to approximately $1.2 million associated with headcount reduction as a result of our corporate restructuring and lower administrative expenses. Stock-based compensation expense also decreased by approximately $1.3 million due to higher estimated forfeiture rates used in 2007 and complete vesting of stock options granted in earlier periods partially offset by expense associated with new stock options granted. General and administrative expenses decreases for the nine months ended September 30, 2007 were partially offset by a $652,000 increase in legal expenses primarily due to ongoing class action lawsuit defense.

We expect general and administrative expenses in 2007 to be lower compared to 2006 primarily due to headcount reduction and decrease in stock-based compensation expense offset in part by higher legal fees associated with the class action lawsuits.

Restructuring costs

As a result of our workforce reduction of 38 positions, we recorded a one-time restructuring charge of approximately $1.4 million for severance costs and other charges in the quarter ending March 31, 2007. We reversed approximately $33,000 in the quarter ended June 30, 2007 as certain health benefits accrued were not utilized. The restructuring plan was completed as of June 30, 2007.

Interest income and interest expense

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2007	2006		2007	2006
	(In thousands, except percentages)
Interest income	$1,424	$2,102	(32)%	$4,622	$6,315	(27)%
Interest expense	(25)	(25)	0%	(68)	(51)	33%

Interest income resulted primarily from earnings on investments. Interest income decreased by $678,000, or 32%, for the three months ended September 30, 2007 and by $1.7 million, or 27%, for the nine months ended September 30, 2007. The decreases were due to lower investment cash balance in the three and nine month periods compared to the same periods in 2006.

Interest expense was the same for the three months ended September 30, 2007 and increased by $17,000, or 33%, for the nine months ended September 30, 2007 compared to the same periods in 2006.

Liquidity and capital resources

	September 30, 2007	December 31, 2006
	(in millions, except ratios)
Cash, cash equivalents, investments and restricted investments	$102.3	$141.7
Working capital	$90.6	$120.8
Current ratio	9.8 : 1	8.3 : 1

	Nine Months Ended September 30,
	2007	2006
	(in millions)
Cash (used in) / provided by:
Operating activities	$(39.4)	$(48.8)
Investing activities	$1.8	$1.4
Financing activities	$0.2	$2.0
Capital expenditures (included in investing activities above)	$(0.2)	$(0.8)

Sources and Uses of Cash. Due to the significant research and development expenditures and the lack of any approved products to generate revenue, we have not been profitable and have generated operating losses since we incorporated in 1988. As such, we have funded our research and development operations through sale of equity securities, non-equity payments from corporate partners, interest earned on investments and equipment lease and loan financings. At September 30, 2007, we had available cash, cash equivalents, investments and restricted investments of $102.3 million. Our cash and investment balances are held in highly liquid debt instruments of the U.S. government, its agencies and municipalities, high grade corporate notes and money market funds. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk.

Cash Flows from Operating Activities. Cash used in operations for the nine months ended September 30, 2007 was $39.4 million compared with $48.8 million for the same period in 2006. Net loss of $42.3 million in 2007 included non-cash charges of $6.8 million for stock-based compensation and $1.3 million for depreciation and amortization. Cash used in operations was further impacted by a $3.5 million reduction in accrued clinical trials related primarily to the near completion of our ASSIST 1, 2 and 3 clinical trials, a $1.1 million reduction in other accrued liabilities related mainly due to manufacturing expenses and a $1.4 million reduction in accounts payable. Operating cash outflows for the same period in 2006 resulted primarily from net loss of $62.0 million which included non-cash charges of $11.0 million for stock-based compensation and $1.2 million for depreciation and amortization. Cash used in operations was further impacted by $464,000 in prepaid expenses mainly due to annual insurance premiums paid in the quarter and $381,000 in accrued compensation expense due to bonus payouts to employees. Cash outflows were offset by an increase of $875,000 in accrued liabilities related mainly to manufacturing expenses and $758,000 in accrued clinical trial expenses primarily related to our Phase 3 clinical trials.

Cash Flows from Investing Activities. Cash provided by investing activities for the nine months ended September 30, 2007 was $1.8 million compared with cash used in investing activities of $1.4 million for the same period in 2006. Cash provided for the nine months ended September 30, 2007 was primarily from $27.9 million in maturities of investments and $50,000 from sales of investments offset by $26.0 million in purchases of available-for-sale investments. Capital expenditures for the same period in 2007 were $163,000, primarily for laboratory equipment purchases. Cash provided for the same period in 2006 was primarily from $33.8 million in sales and maturities of investments offset by $31.7 million in purchases of available-for-sale investments. Capital expenditures for the same period in 2006 were $770,000 primarily for laboratory equipment, computer equipment and software purchases.

Cash Flows from Financing Activities. Cash provided by financing activities for the nine months ended September 30, 2007 was approximately $240,000 compared with $2.0 million for the same period in 2006. Financing activities for the nine months ended September 30, 2007 was comprised primarily of $625,000 in proceeds from stock option exercises and purchases under our employee stock purchase plan, offset by $385,000 in payments under capital leases and equipment loans. Financing activities for the same period in 2006 was comprised primarily of $2.7 million in proceeds from stock option exercises and our employee stock purchase plan, offset by $759,000 in payments under capital leases and equipment loans.

Working Capital. Working capital decreased to $90.6 million at September 30, 2007 from $129.3 million at September 30, 2006. The decrease in working capital was primarily due to our use of cash for operating expenses and our TELCYTA and TELINTRA development programs.

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

Our future contractual obligations at September 30, 2007 were as follows:

	Total	2007	2008-2009	2009-2010	After 2010
	(in thousands)
Operating leases	$24,521	$857	$7,131	$7,531	$9,002
Capital lease obligations	56	56	—	—	—
Equipment loans	—	—	—	—	—

Total contractual cash obligations	$24,577	$913	$7,131	$7,531	$9,002

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

Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio. To minimize the exposure due to adverse shifts in interest rates, we generally maintain investments of shorter maturities. Our marketable securities portfolio is primarily invested in corporate debt securities and commercial papers with an average maturity of under one year and a minimum investment grade rating of A or A-1 or better to minimize credit risk. Although changes in interest rates may affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments were sold prior to maturity. Through our money managers, we maintain risk management control systems to monitor interest rate risk. The risk management control systems use analytical techniques, including sensitivity analysis. We have operated primarily in the United States and all funding activities with our collaborators to date have been made in U.S. dollars. Accordingly, we do not have any exposure to foreign currency rate fluctuations.

The table below presents the principal amounts and weighted-average interest rates by year of stated maturity for our investment portfolio:

	2007	2008	2009 and Beyond	Total	Fair Value at September 30, 2007
	(in thousands, except percentages)
Available-for-sale securities	$52,381	$25,013	$14,450	$91,844	$91,833
Average interest rate	5.49%	5.19%	6.58%	5.58%

Item 4.	Controls and Procedures.

Evaluation of disclosure controls and procedures. Based on our management’s evaluation (with the participation of our chief executive officer and chief financial officer), our chief executive officer and chief financial officer have concluded that, subject to limitations described below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), were effective as of September 30, 2007.

Changes in internal control over financial reporting. There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Beginning on June 6, 2007, a series of putative securities class action lawsuits were commenced in the United States District Court for the Southern District of New York and the Northern District of California, naming as defendants Telik, Inc., and certain of our current officers, one of whom is also a director. The complaints filed in the Southern District of New York also name as defendants the underwriters for our November 2003 and/or January 2005 stock offerings. Plaintiffs in the Northern District of California subsequently voluntarily dismissed their complaints without prejudice. All of the complaints allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 arising out of the issuance of allegedly false and misleading statements about our business and prospects, including the efficacy, safety and likelihood of success of our drug TELCYTA. The Southern District of New York has consolidated the class actions and appointed a lead plaintiff under the Private Securities Litigation Reform Act of 1995. A consolidated amended class complaint was filed on October 22, 2007. The allegations of the consolidated amended complaint are similar, but more narrow than the original complaints. Plaintiffs seek unspecified damages and injunctive relief on behalf of purchasers of our common stock during the period between March 27, 2003 and June 4, 2007, including purchasers in the January 2005 stock offering.

In August 2007, a separate party who claims to be an owner of our common stock filed a derivative action on behalf of the company against certain of our current and former directors. The allegations are similar to those made in the class action regarding the development of TELCYTA; however, it seeks a recovery only on behalf of the company.

These cases are at an early stage, no discovery has occurred and no trial date has been set. Telik intends to defend the suits vigorously. We cannot estimate any possible loss, if any, that may result from these actions.

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

We have a history of net losses, which we expect to continue for the next several years. We will never be profitable unless we develop, and obtain regulatory approval and market acceptance of, our product candidates.*

Due to the significant research and development expenditures required to develop our TRAP technology and identify new product candidates, and the lack of any products to generate revenue, we have not been profitable and have incurred operating losses since we were incorporated in 1988. As of September 30, 2007, we had an accumulated deficit of $435.2 million. We expect to incur losses for the next several years as we continue our research and development activities and incur significant clinical testing and drug supply manufacturing costs. We do not anticipate that we will generate product revenue for several years. Our losses, among other things, have caused and will cause our stockholders’ equity and working capital to decrease. We expect that this trend will continue until we develop, and obtain regulatory approval and market acceptance of, our product candidates, if at all. We may never generate product revenue sufficient to become profitable.

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

To obtain regulatory approvals, we must, among other requirements, complete carefully controlled and well-designed clinical trials demonstrating that a particular drug is safe and effective for the applicable disease. TELCYTA has, to date, been evaluated in multiple Phase 1, Phase 2 and Phase 3 clinical trials. The Phase 3 clinical trials (ASSIST-1, 2, 3 and 5) compare TELCYTA to a control arm consisting of currently established standard drug treatments for ovarian and lung cancers. On June 3, 2007, we presented final results at the ASCO annual meeting that the ASSIST-1 and ASSIST-2 trials did not achieve their primary endpoint of demonstrating statistically significant improvement in overall survival for TELCYTA as compared to the active controls. The assessment of the primary endpoint of our ASSIST-3 trial, objective response rate by RECIST, have been compromised because approximately 25% of patients were prematurely discontinued from the study for disease progression, as assessed by the independent radiology review.

On June 4, 2007, a full clinical hold for TELCYTA was initiated by the FDA following the presentation of the Phase 3 clinical trial results at the ASCO annual meeting. As a result, we stopped enrolling new patients in TELCYTA clinical trials, and patients being treated on the trials could not receive additional treatment until such time that the FDA released the clinical hold. On June 15, 2007, the FDA converted the full clinical hold of TELCYTA to a partial hold, thereby enabling patients that had been enrolled in the ASSIST-3 and ASSIST-5 trials the opportunity to continue to receive study treatments, including TELCYTA in combination with chemotherapy, subject to re-consenting procedures. We submitted detailed safety and other information to the FDA and worked closely with the agency in its review of TELCYTA. On October 12, 2007, the FDA completed their review of all TELCYTA data and removed the partial hold, permitting the resumption of our TELCYTA clinical development. However, during the clinical hold a number of patients discounted therapy on the ASSIST-5 trial and no additional patients were enrolled. An interim analysis will be conducted on the patients currently enrolled on the ASSIST-5 trial and depending on the timing and the results of the analysis, we may not be able to resume the study. If we do not resume the ASSIST-5 trial our business will suffer and our stock price will decline.

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

If we are unable to raise adequate funds in the future, we will not be able to continue to fund our operations, research programs, preclinical testing and clinical trials to develop and manufacture our product candidates.*

The process of carrying out the development of our own unpartnered product candidates to later stages of development and developing other research programs to the stage that they may be partnered to a pharmaceutical or biotechnology company will require significant additional expenditures, including the expenses associated with preclinical testing, clinical trials and obtaining regulatory approval. We believe that our existing cash and investment securities will be sufficient to support our current operating plan until the end of 2009. Changes in our research and development plans or other changes affecting our operating expenses may affect actual future consumption of existing cash resources as well. In any event, we will require substantial additional financing to fund our operations in the future. We do not know whether additional financing will be available when needed or that, if available, we will obtain financing on terms favorable to our stockholders. As of September 30, 2007, our accumulated deficit was $435.2 million, and we expect capital outlays and operating expenditures to increase over the next several years as we expand our clinical, research and development activities. The extent of any actual increase in operating or capital spending will depend in part on the clinical success of our product candidates. If we fail to raise adequate funds on terms acceptable to us, if at all, we will not be able to continue to fund our operations, research programs, preclinical testing, clinical trials and manufacturing efforts.

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

If regulatory clearance of a product is granted, this clearance will be limited to those disease states and conditions for which the product is demonstrated through clinical trials to be safe and efficacious, which could limit our market opportunity. Furthermore, product approvals, once granted, may be withdrawn if problems occur after initial marketing. We cannot ensure that any product candidate developed by us, alone or with others, will prove to be safe and efficacious in clinical trials and will meet all of the applicable regulatory requirements needed to receive marketing clearance. Regulatory clearance may also contain requirements for costly post-marketing testing and surveillance to monitor the safety and efficacy of the product candidate. If problems occur after initial marketing, such as the discovery of previously unknown problems with our product candidates, including unanticipated adverse events or adverse events of unanticipated severity or frequency, or manufacturer or manufacturing issues, marketing approval can be withdrawn.

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

On February 12, 2007, our Board of Directors committed to a restructuring plan intended to reduce our operating expenses following our announcement in December 2006 of the preliminary results of our Phase 3 ASSIST-1, ASSIST-2 and ASSIST-3 trials for our lead product candidate, TELCYTA. The workforce reduction could result in reduced productivity by our remaining employees, which in turn may affect our business and financial results in future quarters. We cannot assure you that future reductions or adjustments of our workforce will not be made or that issues associated with such reductions will not recur. In addition, employees, whether or not directly affected by the reduction, may seek future employment with our business partners, customers or competitors. Although our employees are required to sign a confidentiality agreement at the time of hire, we cannot assure you that the confidential nature of certain proprietary information will be maintained in the course of such future employment.

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

Substantial future sales of our common stock by us or by our existing stockholders could cause our stock price to fall.*

Additional equity financings or other share issuances by us, including shares issued in connection with strategic alliances and corporate partnering transactions, could adversely affect the market price of our common stock. Sales by existing stockholders of a large number of shares of our common stock in the public market or the perception that additional sales could occur could cause the market price of our common stock to drop. As of September 30, 2007, 52,595,831 shares of our common stock were outstanding, of which 52,400,589 shares were freely tradable and 195,242 shares were transferable in accordance with certain volume, notice and manner of sale restrictions under Rule 144 of the Securities Act of 1933.

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

Our stock price may be volatile, you may not be able to resell your shares at or above your purchase price.*

Our stock prices and the market prices for securities of biotechnology companies in general have been highly volatile, with recent significant price and volume fluctuations, and may continue to be highly volatile in the future. For example, our announcement that the preliminary top-line results of our first three Phase 3 trials did not meet primary end-points caused our stock price to drop by 71% in one day. During the nine months ended September 30, 2007, our common stock traded between $2.55 and $7.50. You may not be able to sell your shares quickly or at the market price if trading in our stock is not active or the volume is low. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock, some of which are beyond our control:

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

We have been named a defendant in several purported securities class action lawsuits and a shareholder derivative action. These, and potential similar or related litigation, could result in substantial damages and may divert management’s time and attention from our business.*

Beginning on June 6, 2007, a series of putative securities class action lawsuits were filed in the United States District Court for the Southern District of New York and the Northern District of California, naming as defendants Telik, Inc. and certain of our current officers, one of whom is also a director. The complaints filed in the Southern District of New York also name as defendants the underwriters of our November 2003 and/or January 2005 stock offerings. Plaintiffs in the Northern District of California subsequently voluntarily dismissed their complaints without prejudice. All of the complaints allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 arising out of the issuance of allegedly false and misleading statements about our business and prospects, including the efficacy, safety and likelihood of success of our drug TELCYTA. The Southern District of New York has consolidated the class actions and appointed a lead plaintiff under the Private Securities Litigation Reform Act of 1995. A consolidated amended class complaint was filed on October 22, 2007. The allegations of the consolidated amended complaint are similar, but more narrow than the original complaints. Plaintiffs seek unspecified damages and injunctive relief on behalf of purchasers of our common stock during the period between March 27, 2003 and June 4, 2007, including purchasers in the January 2005 stock offering.

In August 2007, a separate party who claims to be an owner of our common stock filed a derivative action on behalf of the company against certain of our current and former directors. The allegations are similar to those made in the class action regarding the development of TELCYTA; however, it seeks a recovery only on behalf of the company.

These cases are at an early stage, no discovery has occurred and no trial date has been set. Telik intends to defend the suits vigorously.

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

Item 6.	Exhibits.

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (1)

4.1	Specimen Stock Certificate. (1)

4.2	Amended and Restated Registration Rights Agreement, dated March 31, 2000, between Telik and holders of Telik’s Series B, Series E, Series F, Series G, Series H, Series I, Series J and Series K preferred stock. (1)

4.3	Rights Agreement dated November 2, 2001, by and between Telik and Wells Fargo Bank Minnesota, N.A., replaced by EquiServe Trust Company, N.A., as Rights Agent (the “Rights Agreement”). (2)

4.4	Amendment, dated as of May 18, 2006, to Rights Agreement. (3)

4.5	Telik’s Certificate of Designation of Series A Junior Participating Preferred Stock. (2)

4.6	Agreement, by and among Telik, Eastbourne Capital Management, L.L.C., Black Bear Offshore Master Fund, L.P., Black Bear Fund I, L.P., Black Bear Fund II, L.L.C., and Richard J. Barry, dated May 18, 2006. (4)

4.7	Second Amendment to Rights Agreement between Telik and Computershare Shareholder Services, Inc. and Computershare Trust Company, N.A., dated December 11, 2006. (5)

4.8	Amended and Restated Standstill Agreement between Telik and Eastbourne Capital Management, L.L.C. and certain related persons and entities, dated December 11, 2006. (5)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on April 4, 2000, as amended (File No. 333-33868).

(2)	Incorporated by reference to exhibits to our Current Report on Form 8-K dated November 2, 2001, as filed on November 5, 2001 (File No. 000-31265).

(3)	Incorporated by reference to exhibits on our Current Report on Form 8-K, dated and filed on May 18, 2006 (File No. 000-31265).

(4)	Incorporated by reference to exhibits to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, as filed on August 3, 2006.

(5)	Incorporated by reference to exhibits to our Current Report on Form 8-K dated December 11, 2006, as filed on December 12, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELIK, INC.

/s/ CYNTHIA M. BUTITTA
Cynthia M. Butitta
Chief Operating Officer and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: November 7, 2007

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (1)

4.1	Specimen Stock Certificate. (1)

4.2	Amended and Restated Registration Rights Agreement, dated March 31, 2000, between Telik and holders of Telik’s Series B, Series E, Series F, Series G, Series H, Series I, Series J and Series K preferred stock. (1)

4.3	Rights Agreement dated November 2, 2001, by and between Telik and Wells Fargo Bank Minnesota, N.A., replaced by EquiServe Trust Company, N.A., as Rights Agent (the “Rights Agreement”). (2)

4.4	Amendment, dated as of May 18, 2006, to Rights Agreement. (3)

4.5	Telik’s Certificate of Designation of Series A Junior Participating Preferred Stock. (2)

4.6	Agreement, by and among Telik, Eastbourne Capital Management, L.L.C., Black Bear Offshore Master Fund, L.P., Black Bear Fund I, L.P., Black Bear Fund II, L.L.C., and Richard J. Barry, dated May 18, 2006. (4)

4.7	Second Amendment to Rights Agreement between Telik and Computershare Shareholder Services, Inc. and Computershare Trust Company, N.A., dated December 11, 2006. (5)

4.8	Amended and Restated Standstill Agreement between Telik and Eastbourne Capital Management, L.L.C. and certain related persons and entities, dated December 11, 2006. (5)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on April 4, 2000, as amended (File No. 333-33868).

(2)	Incorporated by reference to exhibits to our Current Report on Form 8-K dated November 2, 2001, as filed on November 5, 2001 (File No. 000-31265).

(3)	Incorporated by reference to exhibits on our Current Report on Form 8-K, dated and filed on May 18, 2006 (File No. 000-31265).

(4)	Incorporated by reference to exhibits to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, as filed on August 3, 2006.

(5)	Incorporated by reference to exhibits to our Current Report on Form 8-K dated December 11, 2006, as filed on December 12, 2006.