Form 10-K
period 2007-12-31
TELIK INC
filed 2008-03-03
CIK 1109196

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Fiscal Year Ended December 31, 2007

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this Chapter) is not contained herein, and will not be contained to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).    YES  ☐    NO  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $77,080,092 as of June 30, 2007, based upon the closing sale price on the Nasdaq Global Market reported on June 29, 2007. The determination of affiliate status for the purposes of this calculation is not necessarily a conclusive determination for other purposes. The calculation excludes approximately 29,758,315 shares held by directors, officers and stockholders whose ownership exceeded five percent of the Registrant’s outstanding Common Stock as of June 30, 2007. Exclusion of these shares should not be construed to indicate that such person controls, is controlled by or is under common control with the Registrant.

There were 52,968,617 shares of Registrant’s Common Stock issued and outstanding as of February 22, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the definitive proxy statement to be filed on or before April 30, 2008 with the Securities and Exchange Commission pursuant to Regulation 14A for the Registrant’s Annual Meeting of Stockholders. Except with respect to the information specifically incorporated by reference in this Form 10-K, the proxy statement is not deemed to be filed as part hereof.

TELIK, INC.

2007 ANNUAL REPORT ON FORM 10-K

Disclosure Regarding Forward-Looking Statements

This Annual Report on Form 10-K, including the documents that we incorporate by reference, contains statements indicating expectations about future performance and other forward-looking statements that involve risks and uncertainties. We usually use words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “future,” “intend,” “potential,” or “continue” or the negative of these terms or similar expressions to identify forward-looking statements. These statements appear throughout this Annual Report on Form 10-K and are statements regarding our current intent, belief, or expectation, primarily with respect to our operations and related industry developments. Examples of these statements include, but are not limited to, statements regarding the following: the implications of interim or final results of our Phase 2 clinical and Phase 3 registration trials, the progress and timing of our research programs, including clinical testing, our anticipated timing for filing additional IND, or Investigational New Drug, applications with the United States Food and Drug Administration for the initiation or completion of Phase 1, Phase 2 or Phase 3 testing for any of our product candidates, the extent to which our issued and pending patents may protect our products and technology, our ability to identify new product candidates using TRAP technology (our proprietary Target-Related Affinity Profiling technology, which is discussed below), the potential of such product candidates to lead to the development of safer or more effective therapies, our ability to develop the technology derived from our collaborations and to enter into additional TRAP collaborations, our future operating expenses, our future losses, our future expenditures for research and development, the sufficiency of our cash resources to fund current and future operations. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in the section of Item 1A entitled “Risk Factors,” and elsewhere in this Annual Report. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

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

We initiated four randomized Phase 3 registration trials in platinum refractory or resistant ovarian cancer and in platinum resistant non-small cell lung cancer. ASSIST-1, initiated in 2003, was a 440 patient multinational, randomized Phase 3 trial designed to evaluate TELCYTA as compared to the active control agent liposomal doxorubicin or topotecan in the third-line therapy of platinum resistant ovarian cancer. ASSIST-2, initiated in 2004, was a 520 patient multinational, randomized Phase 3 trial designed to evaluate TELCYTA as compared to gefitinib in the third-line therapy of advanced non-small cell lung cancer. ASSIST-3, initiated in 2004, was a 244 patient randomized Phase 3 trial conducted in the U.S. designed to demonstrate a statistically significant improvement in overall objective response rate with the combination of TELCYTA plus carboplatin compared to liposomal doxorubicin in the second-line treatment of platinum resistant ovarian cancer. ASSIST-5 is a 244 patient, multinational randomized Phase 3 trial initiated in May 2006, evaluating TELCYTA in combination with liposomal doxorubicin versus liposomal doxorubicin as second line therapy in platinum refractory or resistant ovarian cancer. In December 2006, we reported preliminary results indicating that our Phase 3 ASSIST-1 trial in third-line platinum resistant ovarian cancer and ASSIST-2 trial in third-line advanced non-small cell lung cancer did not achieve their primary endpoint of demonstrating statistically significant improvement in overall survival for TELCYTA as compared to the active controls. The ASSIST-3 trial showed a major discordance between the clinical review of the tumor scans and the independent radiology review and therefore the results of this trial have been compromised and not suitable for regulatory submission. We completed in-depth analyses of the data of all three trials, including discussion of the results with oncology experts, and at the annual meeting of the American Society of Clinical Oncology, or ASCO, on June 3, 2007 we presented final results that confirmed the preliminary results reported in December 2006.

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

On June 4, 2007, a full clinical hold for TELCYTA was initiated by the U.S. Food and Drug Administration, or FDA, following the presentation of the Phase 3 clinical trial results at the ASCO annual meeting. As a result, we stopped enrolling new patients on TELCYTA clinical trials, and patients being treated on the trials could not receive additional treatment until such time that the FDA released the clinical hold. On June 15, 2007 the FDA converted the full clinical hold on TELCYTA to a partial hold, thereby enabling patients that had been enrolled in the ASSIST-3 and ASSIST-5 trials the opportunity to continue to receive study treatments, including TELCYTA in combination with chemotherapy, subject to re-consenting procedures. On October 12, 2007, the FDA completed its review of our TELCYTA data and removed the partial hold, permitting the resumption of TELCYTA clinical development. We plan to conduct an interim analysis with the patients currently enrolled in the ASSIST-5 trial, and, based on the results of this analysis, we will assess the feasibility of continuing this study. In addition, we continue to follow patients treated on the ASSIST-3 trial for survival.

TELINTRA, our second product candidate, is a small molecule bone marrow stimulant we are developing for the treatment of blood disorders associated with low blood cell levels, such as neutropenia or anemia. Myelodysplastic syndrome, or MDS, is a disease characterized by defects in the blood-producing cells of the bone marrow, in which low blood cell levels occur. A TELINTRA intravenous, or IV, Phase 2 clinical trial in patients with MDS was completed and we announced positive clinical data in December 2005 demonstrating clinically significant improvement in all blood cell lineages and across all major MDS subtypes. TELINTRA was well-tolerated in this predominantly elderly patient population. In February 2006, we initiated a Phase 1-2a trial in patients with MDS using a tablet formulation of TELINTRA. We also announced positive results for TELINTRA Tablets Phase 1-2a trial at the American Society of Hematology annual meeting in December 2007.

TLK58747 is a novel metabolically activated cytotoxic small molecule and was identified as a new product candidate in 2006. TLK58747 causes apoptosis and G2/M cell cycle arrest in a broad array of human cancer cell lines including those not expressing GST P1-1. In preclinical testing, it has shown significant anti-tumor activity in human breast, pancreatic and colon tumors in pre-clinical models of human cancer when administered either orally or by injection. We are conducting the required preclinical safety studies to support the potential filing of an Investigational New Drug, or IND, application with the FDA.

Our next product candidate may be selected from our on-going discovery research programs and our collaborations with leading cancer centers. These include compounds intended for the treatment of cancer to target aurora kinase and other enzymes that we believe are critical to the growth of cancer cells. In February 2007, we announced an agreement with SRI International, or SRI, under which SRI will conduct preclinical studies of an MCP-1 antagonist identified as C243, a compound developed by us for the treatment of multiple sclerosis and other autoimmune and inflammatory diseases. SRI will fund and conduct preclinical and toxicology studies directed at supporting an IND application with the FDA.

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

•

Use TRAP to sustain a pipeline of product candidates.    We believe our proprietary TRAP drug discovery platform allows us to rapidly and efficiently identify small molecules active against potential disease targets. We plan to continue to use this platform to provide a pipeline of future product development candidates generated internally or through collaborations. For example, through several academic collaborations, we are applying TRAP to identify novel compounds active against a wide range of potential cancer targets. We have also entered into corporate collaborations, such as with Hoffmann-La Roche Inc., to assist our partners in identifying product candidates for promising therapeutic targets. We plan to secure additional corporate and academic partners for the use of TRAP technology.

Product Candidate Pipeline

We have concentrated our efforts in the treatment of cancer. We periodically evaluate and prioritize our research programs. The following table summarizes key information about our product candidate pipeline:

Product candidate	Clinical indication	Development status
TELCYTA	Ovarian cancer
	ASSIST-1, Phase 3 3rd line monotherapy	Trial completed
	ASSIST-3, Phase 3 2nd line combination with carboplatin	Trial completed
	ASSIST-5, Phase 3 2nd line combination with liposomal doxorubicin	Trial ongoing
	Phase 2 combinations, 2nd+ line	Two trials completed
	Phase 2 monotherapy, 2nd+ line	Two trials completed
Non-small cell lung cancer
	ASSIST-2, Phase 3 3rd line monotherapy	Trial completed
	Phase 2 combinations, 1st line	Two trials completed
	Phase 2 combination, 2nd+ line	Trial completed
	Phase 2 single agent, 2nd+ line	Two trials completed
	Breast cancer Phase 2 monotherapy, 2nd+ line	Trial completed
	Colorectal cancer Phase 2 monotherapy, 2nd+ line	Trial completed
TELINTRA IV	MDS Phase 2	Trial completed
TELINTRA Tablets	MDS Phase 1-2a MDS Phase 2	Trial completed Initiating
	Chemotherapy-induced neutropenia Phase 2	Planning
	Chronic idiopathic neutropenia Phase 2	Planning
TLK58747	Cancer	Pre-IND studies underway
Aurora kinase	Cancer	Small molecule inhibitors discovered
Vascular Endothelial Growth Factor (VEGF) Receptor 2	Cancer	Small molecule inhibitors discovered
Polo-like kinase 1 (Plk-1)	Cancer	Small molecule inhibitors discovered
Proteasome	Cancer	Small molecule inhibitors discovered
DNA methyltransferase inhibitor	Cancer	Small molecule inhibitors discovered
MCP-1 antagonist (C243)	Multiple sclerosis, rheumatoid arthritis, atherosclerosis, other inflammatory and autoimmune diseases	Preclinical and safety assessment ongoing

We have worldwide commercialization rights to all of the product candidates in our pipeline except for the MCP-1 antagonist, for which we have exclusive rights in North and South America; Sanwa Kagaku Kenkyusho Co., Ltd., or Sanwa, has exclusive rights in Asia; and we have non-exclusive rights in the rest of the world.

Product Development Programs

Cancer

Our two most advanced product candidates, TELCYTA and TELINTRA, are being developed to treat cancers for which there is significant demand for new therapies. Cancer is the second leading cause of death in the United States according to the American Cancer Society’s 2007 Cancer Facts and Figures. The five-year survival rates for patients with cancers that have spread from their original sites are poor. These poor survival rates reflect the limitations of current treatments and the development of resistance to available treatments. In addition, current treatments are often associated with severe toxic side effects.

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

We completed three randomized Phase 3 registration trials in platinum refractory or resistant ovarian cancer and in platinum resistant non-small cell lung cancer.

ASSIST-1 was a 440 patient multinational, randomized Phase 3 trial designed to evaluate TELCYTA as compared to the active control agents liposomal doxorubicin or topotecan in the third-line therapy of platinum resistant ovarian cancer.

ASSIST-2 was a 520 patient multinational, randomized Phase 3 trial designed to evaluate TELCYTA as compared to gefitinib in the third-line therapy of advanced non-small cell lung cancer.

ASSIST-3 was a 244 patient randomized Phase 3 trial conducted in the U.S. designed to demonstrate a statistically significant improvement in overall objective response rate with the combination of TELCYTA plus carboplatin compared to liposomal doxorubicin in the second-line treatment of platinum resistant ovarian cancer. Under the trial protocol, patients were to have received treatment until tumor progression or unacceptable toxicity.

In December 2006, we reported preliminary results indicating that the Phase 3 ASSIST-1 and ASSIST-2 trials did not achieve their primary endpoint of demonstrating statistically significant improvement in overall survival for TELCYTA as compared to the active controls. The ASSIST-3 trial showed a major discordance between the clinical review of the tumor scans and the independent radiology review and therefore the results of this trial have been compromised and not suitable for regulatory submission. We completed in-depth analyses of the data of all three trials, including discussion of the results with oncology experts, and at the annual meeting of ASCO on June 3, 2007 we presented final results that confirmed the preliminary results reported in December 2006. We continue to follow patients treated on the ASSIST-3 trial for survival.

In May 2006, we initiated another 244 patient multinational randomized Phase 3 clinical trial, ASSIST-5, to evaluate TELCYTA in combination with pegylated liposomal doxorubicin, or PLD, versus PLD alone as second line therapy in platinum refractory or resistant ovarian cancer. On June 4, 2007, a full clinical hold for TELCYTA was initiated by the FDA following the presentation of the Phase 3 clinical trial results at the ASCO annual meeting. As a result, we stopped enrolling new patients on TELCYTA clinical trials, and patients being treated on the trials could not receive additional treatment until such time that the FDA released the clinical hold. On June 15, 2007, the FDA converted the full clinical hold on TELCYTA to a partial hold, thereby enabling patients that had been enrolled in the ASSIST-3 and ASSIST-5 trials the opportunity to continue to receive study treatments, including TELCYTA in combination with chemotherapy, subject to re-consenting procedures. On October 12, 2007, the FDA completed their review of our TELCYTA data and removed the partial hold, permitting the resumption of TELCYTA clinical development. We plan to conduct an interim analysis with the patients currently enrolled in the ASSIST-5 trial, and based on the results of this analysis we will assess the feasibility of continuing this study.

In addition, we have conducted two Phase 2 clinical trials of TELCYTA for the treatment of Stage IIIb or IV non-small cell lung cancer for patients who have not previously received chemotherapy. One clinical trial was in combination with cisplatin, and the other clinical trial was in combination with carboplatin and paclitaxel. Platinum and taxane-based drug combinations are the current standard for the front-line chemotherapy of lung and ovarian cancer. In April 2007, at the annual meeting of the American Association for Cancer Research, we announced final results from the Phase 2 clinical trial of TELCYTA in combination with carboplatin and paclitaxel. We continue to follow patients treated on this trial for survival.

TELINTRA—Bone marrow stimulant

TELINTRA is a small molecule product candidate that we believe has the potential to increase blood cell counts in cancer patients. Decreased blood cell levels, especially of white cells, occur as a common side effect of cancer chemotherapy and render the already weakened cancer patient susceptible to life-threatening infections. Low blood cell levels are also found in a number of pre-leukemic conditions, including MDS, which may require treatment. TELINTRA accelerated the recovery of white blood cells (neutrophils) in preclinical models of chemotherapy induced neutropenia. In addition, TELINTRA causes the death of human leukemia cells in laboratory tests and this activity may lead to a beneficial effect in the treatment of MDS, a pre-leukemic condition.

Results from a Phase 2 clinical trial of the intravenous formulation of TELINTRA in patients with MDS were reported in December 2005, demonstrating clinically significant improvement in all blood cell lineages and in all major MDS subtypes. TELINTRA was well-tolerated in this predominantly elderly patient population. In February 2006, we initiated a Phase 1-2a study in patients with MDS using a tablet formulation of TELINTRA. At the 49th annual meeting of the American Society of Hematology in December 2007, we reported positive clinical data demonstrating that TELINTRA Tablets are well tolerated and clinically active in patients with all stages of MDS.

TELINTRA may offer the advantages of a small molecule drug including ease of manufacturing and the potential for oral administration. The tablet formulation of TELINTRA may allow us to offer a product that is an attractive alternative to the current marketed parenterally administered drugs. We have retained worldwide commercial rights to TELINTRA.

TLK58747—Cytotoxic small molecule

We discovered TLK58747, a novel metabolically activated cytotoxic small molecule. TLK58747 causes apoptosis and G2/M (or cell division) cell cycle arrest in a broad array of human cancer cell lines including those not expressing GST P1-1. It has shown significant anti-tumor activity in human breast, pancreatic and colon tumors in pre-clinical models of human cancer when administered either orally or by injection. We are conducting the required preclinical safety studies to support the potential filing of an IND application with the FDA.

MCP-1 antagonist (C243)—Small molecule for autoimmune and inflammatory disorders

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

Using our TRAP technology we discovered an MCP-1 antagonist, C243, a small molecule that prevents leukocyte infiltration, a process linked to tissue injury in chronic autoimmune and inflammatory diseases such as multiple sclerosis, rheumatoid arthritis and atherosclerosis. In February 2007, we announced an agreement with SRI International under which SRI will fund and conduct preclinical studies of C243, a compound we developed for the potential treatment of multiple sclerosis and other autoimmune and inflammatory diseases. We hold exclusive commercialization rights to C243 in North and South America. Our former collaborator, Sanwa, holds exclusive rights in Asia, and we have non-exclusive rights in the rest of the world.

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

Aurora kinase

Aurora kinases are enzymes expressed in human cells that are found to be elevated in many solid tumors, in particular pancreatic cancer. Aurora kinases play a fundamental role in mitosis and are considered attractive targets for cancer therapy. Tumor growth is also dependent on angiogenesis, where vascular endothelial growth factor, or VEGF, and its receptors play a pivotal role. We sought to determine whether dual inhibitors targeting both cancer cells and host mechanisms that support tumor growth would be beneficial in providing a significant advantage in combating cancer. We have identified a class of selective Aurora kinase A, B and VEGFR2 inhibitors. Treatment of human colorectal cancer cells (HCT116) incubated with the compounds resulted in abnormal cell division. These compounds were also active in a VEGF-dependent anti-proliferation assay. Our data support the concept that dual inhibition of Aurora kinases and VEGFR2 represents a promising approach for anti-cancer therapy. These compounds are currently in preclinical development.

Vascular Endothelial Growth Factor Receptor 2

VEGF stimulation of VEGF receptors or VEGFRs, promotes endothelial cell growth, migration and survival. Inhibition of this pathway with antibodies or small molecules has been proven effective as anti-cancer therapy. Telik’s proprietary TRAP technology was used to identify novel small molecule inhibitors of VEGFR2 (KDR/flk-1). Compounds were selected computationally and screened for inhibition of VEGFR2 in a kinase activity assay. The lead molecule is currently in preclinical development.

Polo-like kinase 1 (Plk-1)

Polo-like kinase 1, or Plk-1, is a key regulator of mitotic progression and a potential target for cancer therapy. Published data indicates that tumor cells are particularly dependent on Plk-1 activity for proliferation as compared to non-transformed cells. Plk-1 is highly expressed in tumor cells and inhibition of its activity by siRNA or small molecule inhibitors leads to abnormal spindle assembly, dysregulated chromatid segregation, mitotic cell cycle arrest and apoptosis. Telik’s proprietary TRAP technology was used to identify small molecule inhibitors of Plk-1. Multiple active compounds were identified. Results support the further development of these Plk-1 inhibitors and efforts are currently underway to further optimize these inhibitors.

Proteasome

The ubiquitin-proteasome system, or UPS, mediated protein turnover underlies many signaling pathways that are fundamental to cell proliferation, survival and death. Many important cellular proteins that are dysregulated in neoplasia are proteasome substrates, including cell cycle regulators p53, p21/WAF, cyclin B and the proapoptotic protein Bad. Inhibitors of proteasome, a key component of the UPS, have demonstrated significant anti-tumor activities both in vitro and in vivo. Telik’s proprietary TRAP technology was used to identify multiple novel non-peptidyl small molecule inhibitors of human proteasome. We are currently in the process of optimizing this series of compounds.

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

TRAP Technology

Our Target-Related Affinity Profiling, or TRAP, drug discovery technology is designed to rapidly and efficiently identify small molecule product candidates that act on disease related protein targets. TRAP technology offers solutions to the two major challenges facing drug discovery: the explosive growth in the number of new protein targets generated by the advances in genomics, and the intrinsic limitations of the Ultra High Throughput Screening, or UHTS, approach. TRAP offers several competitive advantages over UHTS, because it is able to accommodate thousands, rather than hundreds, of targets, is cost-effective to screen unproven targets for the purpose of validation and avoids the use of highly simplified assays.

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

These collaborations include the following:

Sanwa

In December 1996, we entered into a screening services agreement with Sanwa Kagaku Kenkyusho Co., Ltd., or Sanwa, a Japanese pharmaceutical company, to employ our proprietary TRAP technology to identify compounds that are active against biological targets. Our lead MCP-1 antagonist, C243, was discovered under this agreement. We have exclusive commercialization rights in North and South America: Sanwa has exclusive commercialization rights in Asia; and we have non-exclusive rights in the rest of the world. The agreement expired in December 2006, but the division of rights remains in effect.

SRI International

In February 2007, we announced an exclusive license agreement with SRI under which SRI will conduct preclinical studies of C243. Under the terms of the agreement, SRI will fund and conduct preclinical and toxicology studies directed at supporting an IND application with the FDA, as well as develop GMP-compliant sources for C243 manufacturing. We will have the option to re-acquire C243 rights in the future. The license agreement covers territories where we have exclusive rights under our Sanwa agreement. The term of this agreement and license under it expires in December 2011, subject to termination rights by both parties.

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

Mount Sinai School of Medicine

In February 2005, we entered into a research and license agreement with the Mount Sinai School of Medicine to use our TRAP technology for the identification of small molecule compounds active against cancer related targets. We have the right to select compounds arising from the collaboration for further development. The screening period of the agreement terminated in February 2008 and, if no compounds are selected for further development by January 2009, the agreement will expire.

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

* Includes pending applications

We may obtain patents for our product candidates many years before we obtain marketing approval for them. We can generally expect to obtain patent term extensions of up to five years for patents covering our product candidates in major market countries when and if marketing approvals are obtained. In foreign countries, these extensions are available only if approval is obtained before the patent expires, but in the United States, extensions are available even if approval is obtained after the patent would expire normally through a system of interim extensions until approval.

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

Regulatory Considerations

The manufacturing and marketing of our product candidates and our on-going research and development activities are subject to extensive regulation by numerous governmental authorities in the United States and other countries. In the United States, pharmaceutical products are subject to rigorous review by the FDA under the Federal Food, Drug and Cosmetic Act, the Public Health Service Act and other federal statutes and regulations. Non-compliance with applicable requirements can result in fines, recall or seizure of products, total or partial suspension of production, refusal of the government to approve marketing applications or allow us to enter into supply contracts and criminal prosecution. The FDA also has the authority to revoke previously granted marketing authorizations.

Securing FDA approval requires the submission of extensive preclinical and clinical data and supporting information to the FDA for each indication to establish a product candidate’s safety and efficacy. The approval process may take many years, requires the expenditure of substantial resources, may involve post-marketing surveillance and may involve on-going requirements for post-marketing studies. The FDA may also require post-marketing testing and surveillance to monitor the effects of approved products or place conditions on any approvals that could restrict the commercial applications of the products. Product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. With respect to patented products or technologies, delays imposed by the governmental approval process may materially reduce the period during which we will have exclusive rights to exploit those products or technologies.

Preclinical studies involve laboratory evaluation of product characteristics and animal studies to assess the initial efficacy and safety of a product candidate. The FDA, under its Good Laboratory Practices regulations, regulates preclinical studies. Violations of these regulations can, in some cases, lead to invalidation of the studies, requiring these studies to be replicated. The results of the preclinical studies, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND, which must be approved by the FDA before we can commence clinical trials in humans. Unless the FDA objects to an IND, the IND would become effective 30 days following its receipt by the FDA.

Clinical trials involve the administration of the investigational product candidate to humans under the supervision of a qualified principal investigator. Clinical trials must be conducted in accordance with Good Clinical Practice, or GCP, under protocols submitted to the FDA as part of the IND. In addition, each clinical trial must be approved and conducted under the auspices of an Investigational Review Board, or IRB, and with patient informed consent. The IRB will consider, among other things, ethical factors, the safety of human subjects and the possibility of liability of the institution conducting the trial.

Clinical trials are conducted in three sequential phases though the phases may overlap. Phase 1 clinical trials may be performed in healthy human subjects or, depending on the disease, in patients. The goal of Phase 1 clinical trials is to establish initial data about the safety and tolerance of the product candidate in humans. In Phase 2 clinical trials, in addition to safety, the efficacy of the product candidate is evaluated in a limited number of patients with the target disease. Phase 3 clinical trials typically involve additional testing for safety and clinical efficacy in expanded, large-scale, multi-center studies of patients with the target disease. We have engaged contract research organizations, or CROs, to facilitate the administration of our Phase 3 registration trials.

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

We presently depend upon one source of supply, Isochem, for clinical quantities of the active ingredient in TELINTRA. We currently depend upon one source, Patheon, for the manufacture of TELINTRA Tablets. While we are evaluating potential alternative sources of these materials, we have no such alternative sources that are immediately available.

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

Research and Development

Our goal is to develop small molecule drugs for major disease areas and this goal has been supported by our substantial research and development investments. We spent approximately $43.0 million in 2007, $71.5 million in 2006 and $71.3 million in 2005 on research and development. We conduct research internally and also through collaborations with third parties, including universities, and we intend to maintain our strong commitment to our research and development efforts in the future. Approximately 63% of our research and development is conducted internally and 37% is conducted through collaborations with third parties, including CROs and consultants.

Employees

As of February 15, 2008, our workforce consisted of 95 full-time employees, 31 of whom hold Ph.D. or M.D. degrees, or both, and 19 of whom hold other advanced degrees. Of our total workforce, 70 are engaged in research and development and 25 are engaged in business development, finance and administration. None of our employees are represented by a collective bargaining agreement, nor have we experienced any significant work stoppages. We believe that our relations with our employees are good.

Available Information

Our website address is www.telik.com; however, information found on, or that can be accessed through, our website is not incorporated by reference into this Annual Report. We file or furnish electronically with the SEC our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. We make available free of charge on or through our website copies of these reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov. You may also read and copy any of our materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information regarding the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

Item 1A. Risk Factors.

Our business faces significant risks, some of which are set forth below to enable readers to assess, and be appropriately apprised of, many of the risks and uncertainties applicable to the forward-looking statements made in this Annual Report on Form 10-K. You should carefully consider these risk factors as each of these risks could adversely affect our business, operating results and financial condition. If any of the events or circumstances described in the following risks actually occurs, our business may suffer, the trading price of our common stock could decline and our financial condition or results of operations could be harmed. Given these risks and uncertainties, you are cautioned not to place undue reliance on forward-looking statements. These risks should be read in conjunction with the other information set forth in this Annual Report. There may be additional risks faced by our business, though we do believe that the risks set forth below reflect the more important ones.

We have a history of net losses, which we expect to continue for the next several years. We will never be profitable unless we develop, and obtain regulatory approval and market acceptance of, our product candidates.

Due to the significant research and development expenditures required to develop our TRAP technology and identify new product candidates, and the lack of any products to generate revenue, we have not been profitable and have incurred operating losses since we were incorporated in 1988. As of December 31, 2007, we had an accumulated deficit of $448.1 million. We expect to incur losses for the next several years as we continue our research and development activities and incur significant clinical testing and drug supply manufacturing costs. We do not anticipate that we will generate product revenue for several years. Our losses, among other things, have caused and will cause our stockholders’ equity and working capital to decrease. We expect that this trend will continue until we develop, and obtain regulatory approval and market acceptance of, our product candidates, if at all. We may never generate product revenue sufficient to become profitable.

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

To obtain regulatory approvals, we must, among other requirements, complete carefully controlled and well-designed clinical trials demonstrating that a particular drug is safe and effective for the applicable disease. TELCYTA has, to date, been evaluated in multiple Phase 1, Phase 2 and Phase 3 clinical trials. The Phase 3 clinical trials (ASSIST-1, 2, 3 and 5) compare TELCYTA to a control arm consisting of currently established standard drug treatments for ovarian and lung cancers. On June 3, 2007, we presented final results at the ASCO annual meeting that the ASSIST-1 and ASSIST-3 trials did not achieve their primary endpoints. We also announced final data on the ASSIST-2 trial confirming that the primary endpoints were not achieved.

On June 4, 2007, a full clinical hold for TELCYTA was initiated by the FDA following the presentation of the Phase 3 clinical trial results at the ASCO annual meeting. As a result, we stopped enrolling new patients in TELCYTA clinical trials, and patients being treated on the trials could not receive additional treatment until such time that the FDA released the clinical hold. On June 15, 2007, the FDA converted the full clinical hold of TELCYTA to a partial hold, thereby enabling patients that had been enrolled in the ASSIST-3 and ASSIST-5 trials the opportunity to continue to receive study treatments, including TELCYTA in combination with chemotherapy, subject to re-consenting procedures. We submitted detailed safety and other information to the FDA and worked closely with the agency in its review of TELCYTA. On October 12, 2007, the FDA completed their review of all TELCYTA data and removed the partial hold, permitting the resumption of our TELCYTA clinical development. However, during the clinical hold a number of patients discontinued therapy on the ASSIST-5 trial and no additional patients have been enrolled. An analysis will be conducted on the patients currently enrolled on the ASSIST-5 trial and depending on the timing and the results of the analysis, we may not be able to resume the study. If the data on the ASSIST-5 trial is not positive, we may not be able to continue clinical development on TELCYTA and our business will suffer.

We rely on third-party clinical investigators to conduct our clinical trials and, as a result, we may face additional delays outside our control. We engaged contract research organizations, or CROs, to facilitate the administration of our Phase 3 clinical trials of TELCYTA. Dependence on a CRO subjects us to a number of risks. We may not be able to control the amount and timing of resources the CRO may devote to our clinical trials. Should the CRO fail to administer our Phase 3 clinical trials properly, regulatory approval, development and commercialization of TELCYTA will be delayed.

In January 2007, we completed a Phase 2 clinical trial of the intravenous formulation of TELINTRA in MDS, a form of pre-leukemia, to evaluate safety, pharmacokinetics, pharmacodynamics and efficacy. In February 2006, we initiated a Phase 1-2a clinical trial of a tablet formulation of TELINTRA in MDS and announced final data at the American Society of Hematology meeting in December 2007. Our success depends in part on our ability to continue clinical development of TELINTRA or advance our preclinical product candidates.

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

Delays in clinical testing can also materially impact our product candidates development costs. If we experience delays in clinical testing or approvals, our product candidates development costs will increase. For example, we may need to make additional payments to third-party investigators and organizations to retain their services or we may need to pay recruitment incentives. If the delays are significant, our financial results and the commercial prospects for our product candidates will be harmed, and our ability to become profitable will be delayed.

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

The process of carrying out the development of our own unpartnered product candidates to later stages of development and developing other research programs to the stage that they may be partnered to a pharmaceutical or biotechnology company will require significant additional expenditures, including the expenses associated with preclinical testing, clinical trials and obtaining regulatory approval. We believe that our existing cash and investment securities will be sufficient to support our current operating plan until the end of 2009. Changes in our research and development plans or other changes affecting our operating expenses may affect actual future consumption of existing cash resources as well. In any event, we will require substantial additional financing to fund our operations in the future. We do not know whether additional financing will be available when needed or that, if available, we will obtain financing on terms favorable to our stockholders. As of December 31, 2007, our accumulated deficit was $448.1 million, and we expect capital outlays and operating expenditures to increase over the next several years as we expand our clinical, research and development activities. The extent of any actual increase in operating or capital spending will depend in part on the clinical success of our product candidates. If we fail to raise adequate funds on terms acceptable to us, if at all, we will not be able to continue to fund our operations, research programs, preclinical testing, clinical trials and manufacturing efforts.

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

Our competitors may succeed in developing technologies and drugs that are more effective, better tolerated or less costly than any which are being developed by us or which would render our technology and potential drugs obsolete and noncompetitive. In addition, our competitors may succeed in obtaining FDA or other regulatory approvals for product candidates more rapidly than us or our collaborators. Any drugs resulting from our research and development efforts, or from our joint efforts with our existing or future collaborative partners, may not be able to compete successfully with our competitors’ existing products or product candidates under development or may not obtain regulatory approval in the United States or elsewhere.

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

On February 12, 2007, our Board of Directors committed to a restructuring which resulted in a reduction of 38 positions, or approximately 25% of our workforce. We cannot assure you that future reductions or adjustments of our workforce will not be made or that issues, such as reduced productivity, associated with such reductions will not recur. In addition, employees, whether or not directly affected by the reduction, may seek future employment with our business partners, customers or competitors. Although our employees are required to sign a confidentiality agreement at the time of hire, we cannot assure you that the confidential nature of certain proprietary information will be maintained in the course of such future employment.

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

For TRAP, we hold patents in the United States and internationally, including a pending foreign application. These patents, and any patent that may issue on the pending application, will expire between 2014 and 2015. For TELCYTA, we hold compound patents in the United States and internationally. These patents will expire in 2013 and 2014. For TELINTRA, we hold compound patents in the United States and internationally, including a pending foreign application. These patents, and any patent that may issue on the pending application, will expire in 2014. We can generally apply for patent term extensions on the patents for TELCYTA and TELINTRA when and if marketing approvals for these compounds are obtained in the relevant countries. In foreign countries, these extensions are available only if approval is obtained before the patent expires, but in the United States, extensions are available even if approval is obtained after the patent would expire normally through a system of interim extensions until approval.

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

We presently depend upon one source of supply, Isochem, for clinical quantities of the active ingredient in TELINTRA. We currently depend upon one source, Patheon, for the manufacture of TELINTRA Tablets. While we are evaluating potential alternative sources of these materials, we have no such alternative sources that are immediately available.

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

Additional equity financings or other share issuances by us, including shares issued in connection with strategic alliances and corporate partnering transactions, could adversely affect the market price of our common stock. Sales by existing stockholders of a large number of shares of our common stock in the public market or the perception that additional sales could occur could cause the market price of our common stock to drop. As of December 31, 2007, 52,928,617 shares of our common stock were outstanding, of which 52,633,375 shares were freely tradable and 295,242 shares were transferable in accordance with certain volume, notice and manner of sale restrictions under Rule 144 of the Securities Act of 1933.

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

Our stock prices and the market prices for securities of biotechnology companies in general have been highly volatile, with recent significant price and volume fluctuations, and may continue to be highly volatile in the future. For example, our stock price dropped by 71% on the day following the announcement in December 2006 that the preliminary top-line results of our first three Phase 3 trials did not meet primary end-points. During the year ended December 31, 2007, our common stock traded between $2.55 and $7.50. You may not be able to sell your shares quickly or at the market price if trading in our stock is not active or the volume is low. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock, some of which are beyond our control:

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

We have been, and in the future may be, subject to securities class action lawsuits and shareholder derivative actions. These, and potential similar or related litigation, could result in substantial damages and may divert management’s time and attention from our business.

Beginning on June 6, 2007, a series of putative securities class action lawsuits were filed in the United States District Courts for the Southern District of New York and the Northern District of California, naming as defendants Telik, Inc. and certain of our current officers, one of whom is also a director. The complaints filed in the Southern District of New York, which were consolidated and amended in 2007, also name as defendants the underwriters of our November 2003 and/or January 2005 stock offerings. Plaintiffs in the Northern District of California subsequently voluntarily dismissed their complaints without prejudice. All of the complaints allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 arising out of the issuance of allegedly false and misleading statements about our business and prospects, including the efficacy, safety and likelihood of success of our drug TELCYTA. The allegations of the consolidated amended complaint are similar, but more narrow than the original complaints. Plaintiffs seek unspecified damages and injunctive relief on behalf of purchasers of our common stock during the period between March 27, 2003 and June 4, 2007, including purchasers in the January 2005 stock offering.

In January 2008, the parties to the securities class action reached an agreement in principle to settle the claims. This agreement is contingent on a number of factors, including confirmatory discovery and court approval. It is currently anticipated that the settlement will be funded primarily by proceeds from insurance.

In August 2007, a separate party who claims to be an owner of our common stock filed a derivative action on behalf of the company against certain of our current and former directors. The allegations are similar to those made in the class action regarding the development of TELCYTA; however, it seeks a recovery only on behalf of the company. In January 2008, the plaintiff voluntarily dismissed this complaint without prejudice. We cannot assure you that this or separate derivative shareholder actions will not be filed in the future.

Although the parties have reached agreement in principle to settle the class action claims, the ultimate outcome of the class action cannot presently be determined. The current, and any future related or unrelated lawsuits or derivative actions, may require significant commitment of our financial and management resources and time, which may seriously harm our business, financial condition and results of operations. We cannot assure you that the allegations discussed above can be resolved without costly and protracted litigation, and the outcome may have a materially adverse impact upon our financial position, results of operations and cash flows.

In addition, the uncertainty of the currently pending litigation could lead to more volatility in our stock price. We may in the future be the target of securities class action or shareholder derivative claims similar to those described above.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our facility consists of approximately 92,000 square feet of research and office space located at 3165 Porter Drive in Palo Alto, California. The term of this lease is approximately 11.5 years, commencing in January 2003 and terminating in May 2014 with an option to extend the lease term for a period of five years. In general, our facility is in good condition and is operating at an average capacity of approximately 85%.

Item 3.	Legal Proceedings.

Beginning on June 6, 2007, a series of putative securities class action lawsuits were commenced in the United States District Courts for the Southern District of New York and the Northern District of California, naming as defendants Telik, Inc., and certain of our current officers, one of whom is also a director. The complaints filed in the Southern District of New York, which were consolidated and amended in 2007, also name as defendants the underwriters of our November 2003 and/or January 2005 stock offerings. Plaintiffs in the Northern District of California subsequently voluntarily dismissed their complaints without prejudice. All of the complaints allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 arising out of the issuance of allegedly false and misleading statements about our business and prospects, including the efficacy, safety and likelihood of success of our drug TELCYTA. The allegations of the consolidated amended complaint are similar, but more narrow than the original complaints. Plaintiffs seek unspecified damages and injunctive relief on behalf of purchasers of our common stock during the period between March 27, 2003 and June 4, 2007, including purchasers in the January 2005 stock offering.

In January 2008, the parties to the securities class action reached an agreement in principle to settle the claims. This agreement is contingent on a number of factors, including confirmatory discovery and court approval. As such, the ultimate outcome of the class action cannot presently be determined. It is currently anticipated that the settlement will be funded primarily by proceeds from insurance.

In August 2007, a separate party who claims to be an owner of our common stock filed a derivative action on behalf of the company against certain of our current and former directors. The allegations are similar to those made in the class action regarding the development of TELCYTA; however, it seeks a recovery only on behalf of the company. In January 2008, the plaintiff voluntarily dismissed this complaint without prejudice.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our stockholders during the fiscal quarter ended December 31, 2007.

PART II

Item 5.    Market for Registrant’s Common Equity, and Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Our Common Stock

Our common stock trades on the Nasdaq Global Market under the symbol “TELK”. The following table sets forth the high and low sales prices (based on the daily closing prices) for our common stock for each quarterly period within the two most recent fiscal years, as reported on the Nasdaq Global Market.

	High	Low
2007
Quarter ended March 31, 2007	$6.71	$4.44
Quarter ended June 30, 2007	$6.43	$3.27
Quarter ended September 30, 2007	$3.48	$2.66
Quarter ended December 31, 2007	$4.10	$2.91

2006
Quarter ended March 31, 2006	$22.38	$16.65
Quarter ended June 30, 2006	$19.07	$14.64
Quarter ended September 30, 2006	$17.88	$15.37
Quarter ended December 31, 2006	$20.20	$4.39

As of February 22, 2008, there were 104 stockholders of record of our common stock. We have never paid our stockholders cash dividends, and we do not anticipate paying any cash dividends in the foreseeable future as we intend to retain any earnings for use in our business. Any future determination to pay dividends will be at the discretion of our board of directors.

Performance Graph

The following graph shows the total stockholder return of an investment of $100 in cash on December 31, 2002 for: (i) the Company’s Common Stock; (ii) the Nasdaq U.S. Index; and (iii) the Nasdaq Pharmaceutical Stocks Index. All values assume reinvestment of the full amount of all dividends and are calculated as of the last stock trading day of each year:

	December 31, 2002	December 31, 2003	December 31, 2004	December 30, 2005	December 29, 2006	December 31, 2007
Telik, Inc.	$100	$197	$164	$146	$38	$30
Nasdaq U.S. Index	100	150	163	166	183	198
Nasdaq Pharmaceutical Stocks Index	100	147	156	172	168	177

Source: Nasdaq.net. The information under “Performance Graph” is not deemed to be “soliciting material” or “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act of 1934, as amended and is not to be incorporated by reference in any filing of Telik under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this annual report on Form 10-K and irrespective of any general incorporation language in those filings.

Item 6.    Selected Financial Data.

The following selected historical information has been derived from the audited financial statements of Telik. The financial information as of December 31, 2007 and 2006 and for each of the three years in the period ended December 31, 2007 are derived from audited financial statements included elsewhere in this Annual Report on Form 10-K. The following Selected Financial Data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” included elsewhere in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results of operations to be expected in the future.

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share amounts)
Statement of Operations Data:
Revenues:
Contract revenue from collaborations	$—	$—	$19	$163	$436
Other revenues	—	—	—	—	—

Total revenues	—	—	19	163	436

Operating costs and expenses:
Research and development	43,032	71,522	71,345	61,868	42,311
General and administrative	15,941	16,288	11,278	10,613	9,915
Restructuring costs	1,356	—	—	—	—

Total operating costs and expenses	60,329	87,810	82,623	72,481	52,226

Loss from operations	(60,329)	(87,810)	(82,604)	(72,318)	(51,790)
Interest income and other, net	5,114	8,186	7,062	2,501	1,148

Net loss	$(55,215)	$(79,624)	$(75,542)	$(69,817)	$(50,642)

Basic and diluted net loss per share	$(1.05)	$(1.52)	$(1.47)	$(1.60)	$(1.38)

Shares used to calculate basic and diluted net loss per share	52,542	52,271	51,249	43,701	36,812

	As of December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents, investments and restricted investments	$93,233	$141,665	$205,643	$138,647	$201,088
Working capital	69,410	120,845	187,276	121,356	189,266
Total assets	98,528	149,214	213,346	146,133	208,307
Current portion of capital lease obligations and loans	—	440	901	1,339	907
Non-current portion of capital lease obligations, loans and long-term liabilities	—	—	145	1,029	1,493
Deferred stock compensation, net	—	—	—	—	(93)
Accumulated deficit	(448,129)	(392,914)	(313,290)	(237,748)	(167,931)
Total stockholders’ equity	87,319	132,622	194,525	126,344	194,302

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Telik is engaged in the discovery, development and commercialization of small molecule drugs. We have incurred net losses since inception and expect to incur substantial and increasing losses for the next several years as we expand our research and development activities and move our product candidates into later stages of development. As of December 31, 2007, we had an accumulated deficit of $448.1 million.

Our expenses have consisted primarily of those incurred for research and development and general and administrative costs associated with our operations. The process of carrying out the development of our product candidates to later stages of development and our research programs may require significant additional research and development expenditures, including for preclinical testing and clinical trials, as well as for manufacturing development efforts and obtaining regulatory approval. We outsource our clinical trials and our manufacturing development activities to third parties to maximize efficiency and minimize our internal overhead. To date, we have funded our operations primarily through the sale of equity securities, and from non-equity payments from collaborative partners.

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

Product Development

TELCYTA, our lead product candidate, is a small molecule tumor-activated cancer product candidate that we are evaluating initially to treat cancers that are resistant to standard chemotherapy drugs. In December 2006, we reported preliminary results indicating that the Phase 3 ASSIST-1 and ASSIST-2 trials did not achieve their primary endpoint of demonstrating statistically significant improvement in overall survival for TELCYTA as compared to the active controls. The ASSIST-3 trial showed a major discordance between the clinical review of the tumor scans and the independent radiology review and therefore the results of this trial have been compromised and not suitable for regulatory submission. We completed in-depth analyses of the data of all three trials including discussion of the results with oncology experts and at the annual meeting of the American Society of Clinical Oncology or ASCO on June 3, 2007 we presented final results that confirmed the preliminary results reported in December 2006. We continue to follow patients treated on the ASSIST-3 trial for survival.

In May 2006, we initiated another multinational randomized Phase 3 clinical trial, ASSIST-5, to evaluate TELCYTA in combination with pegylated liposomal doxorubicin, or PLD versus PLD alone as second line therapy in platinum refractory or resistant ovarian cancer. On June 4, 2007, a full clinical hold for TELCYTA was initiated by the FDA following the presentation of the Phase 3 clinical trial results at the ASCO annual meeting. As a result, we stopped enrolling new patients on TELCYTA clinical trials, and patients being treated on the trials could not receive additional treatment until such time that the FDA released the clinical hold. On June 15, 2007, the FDA converted the full clinical hold on TELCYTA to a partial hold, thereby enabling patients that had been enrolled in the ASSIST-3 and ASSIST-5 trials the opportunity to continue to receive study treatments, including TELCYTA in combination with chemotherapy, subject to re-consenting procedures. On October 12, 2007, the FDA completed their review of our TELCYTA data and removed the partial hold, permitting the resumption of TELCYTA clinical development. We plan to conduct an interim analysis with the patients currently enrolled in the ASSIST-5 trial, and based on the results of this analysis we will assess the feasibility of continuing this study.

In addition, we have conducted two Phase 2 clinical trials of TELCYTA for the treatment of Stage IIIb or IV non-small cell lung cancer for patients who have not previously received chemotherapy. One clinical trial was in combination with cisplatin, and the other clinical trial was in combination with carboplatin and paclitaxel. Platinum and taxane-based drug combinations are the current standard for the front-line chemotherapy of lung and ovarian cancer. In April 2007, at the annual meeting of the American Association for Cancer Research, we announced final results from the Phase 2 clinical trial of TELCYTA in combination with carboplatin and paclitaxel. We continue to follow patients treated on this trial for survival.

TELINTRA, our second product candidate, is a small molecule bone marrow stimulant we are developing for the treatment of blood disorders associated with low blood cell levels, such as neutropenia or anemia. Myelodysplastic syndrome, or MDS, is a disease characterized by defects in the blood-producing cells of the bone marrow, in which low blood cell levels occur. A Phase 2 clinical trial in patients with MDS was completed in December 2005 with clinically significant improvement demonstrated in all blood cell lineages and across all major MDS subtypes. TELINTRA was well-tolerated in this predominantly elderly patient population. In February 2006, we initiated a Phase 1-2a trial in MDS using a tablet formulation of TELINTRA. At the 49th annual meeting of the American Society of Hematology in December 2007, we reported positive clinical data demonstrating that TELINTRA Tablets are well tolerated and clinically active in patients with all stages of MDS.

TLK58747, a novel metabolically activated cytotoxic small molecule with activity not restricted to GST positive cancers, was identified as a new product candidate in 2006. TLK58747 causes apoptosis and G2/M cell cycle arrest in a broad array of human cancer cell lines including those not expressing GST P1-1. It has shown significant anti-tumor activity in human breast, pancreatic and colon tumors in pre-clinical models of human cancer when administered either orally or by injection. We are conducting the required preclinical safety studies to support the potential filing of an IND application with the FDA.

Using our TRAP technology we discovered a MCP-1 antagonist, C243, a small molecule that prevents leukocyte infiltration, a process linked to tissue injury in chronic autoimmune and inflammatory diseases such as multiple sclerosis, rheumatoid arthritis and atherosclerosis. In January 2007, we announced an agreement with SRI International, or SRI, under which SRI will fund and conduct preclinical studies of C243 for the potential treatment of multiple sclerosis and other autoimmune and inflammatory diseases.

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

Restructuring Plan

In February 2007, we implemented a restructuring plan that focused our priorities on the ASSIST-5 trial and the Phase 1-2a trial of TELINTRA Tablets and selected research and development programs. To match these priorities, we reduced our workforce by 38 positions, or approximately 25% of our workforce, streamlined our infrastructure and postponed some clinical research projects. As a result of the restructuring plan, we recorded a one-time restructuring charge of approximately $1.4 million of which approximately $1.3 million was paid in the quarter ended March 31, 2007 as severance, payroll taxes and other personnel related costs. The remaining payments of approximately $30,000 were paid in the quarter ended June 30, 2007. Approximately $33,000 of the restructuring charge was reversed in the quarter ended June 30, 2007 as certain health benefits accrued were not utilized. The restructuring plan has been completed and we will continue to investigate alternative opportunities for the advancement of our product development programs, including collaborations with pharmaceutical and larger biotechnology companies.

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

Stock-based compensation expense

On January 1, 2006, we adopted SFAS 123R, and use the fair value method to account for share-based payment awards following the modified prospective method of adoption which provides for certain changes to the method for valuing stock-based compensation. Under the provisions of SFAS 123R, employee stock-based compensation is estimated at the date of grant based on the employee stock award’s fair value using the Black-Scholes option-pricing model and is recognized as expense ratably over the requisite service period in a manner similar to other forms of compensation paid to employees. The Black-Scholes option-pricing model requires the use of certain subjective assumptions. The most significant of these assumptions are our estimates of the expected volatility of the market price of our stock and the expected term of the award. Our expected stock-price volatility assumption for 2007 is a blended rate of 50% of historical volatility and 50% implied volatility since sufficient market activity exists with respect to our traded options. In 2006, historical volatility, obtained from public data sources, was used. The expected term of options granted is based on the simplified method in accordance with SAB 107 as our historical share option exercise experience does not provide a reasonable basis for estimation. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We adjusted our forfeiture rate to reflect the cancellation of unvested options due to the workforce reduction in February 2007 and voluntary terminations. See also Note 1, “Stock-Based Compensation,” and Note 6, “Stock-Based Compensation under SFAS 123R,” in the Notes to Financial Statements for further information.

If factors change and we develop different assumptions in the application of SFAS 123R in future periods, the compensation expense that we record under SFAS 123R may differ significantly from what we have recorded in the current period.

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

Results of operations

Revenues

	Years Ended December 31,			Annual Percent Change
	2007	2006	2005	2007/2006	2006/2005
	(in thousands, except percentages)
Contract revenue from collaborations	$—	$—	$19	0%	(100)%

We had no collaborative research agreements in 2007 and 2006 while revenues in 2005 resulted from our collaborative agreement with Hoffmann-La Roche, Inc., or Roche. We completed our Roche compound identification revenue amortization in March 2005.

We currently do not expect to record any revenue in the next twelve months. Future revenues will depend upon the extent to which we enter into new collaborative research agreements and the amounts of payments relating to such agreements.

Research and development expenses

Research and development expenses for the years ended December 31, 2007, 2006 and 2005 were $43.0 million, $71.5 million and $71.3 million. Our research and development activities consist primarily of drug development, clinical supply manufacturing, clinical activities, discovery research, screening and identification of product candidates and preclinical studies. We group these activities into two major categories: “research and preclinical” and “clinical development.”

The costs associated with research and preclinical and clinical development activities approximate the following:

	Years Ended December 31,			Annual Percent Change
	2007	2006	2005	2007/2006	2006/2005
	(in thousands, except percentages)
Research and preclinical	$17,822	$21,206	$17,502	(16)%	21%
Clinical development	25,210	50,316	53,843	(50)%	(7)%

Total research and development	$43,032	$71,522	$71,345	(40)%	0%

Total research and development expenses for the year ended December 31, 2007 decreased by 40%, or $28.5 million, compared to the same period in 2006 primarily due to the following:

•	Clinical trial expenses

—	reduction of approximately $15.5 million as study activities in our ASSIST-1, ASSIST-2, ASSIST-3 and Phase 2 clinical trials are near completion, partially offset by costs related to our ASSIST-5 clinical trial of approximately $3.4 million;

—	corresponding decreased costs in our clinical drug supply manufacturing cost of approximately $4.1 million.

•	Other expenses

—	reduction of approximately $7.9 million associated with lower headcount as a result of our corporate restructuring and corresponding reduction in clinical activities;

—	lower stock-based compensation expense of approximately $4.4 million primarily due to higher estimated forfeiture rates used in 2007 to reflect the cancellation of unvested options for higher than estimated level of termination and complete vesting of stock options granted in earlier periods partially offset by expense associated with new stock options granted.

Research and development expenses for the year ended December 31, 2006 increased by $177,000 compared to the same period in 2005 primarily due to the following:

•	Clinical trial expenses

—	approximately $4.1 million associated with our ASSIST-3 clinical trial and initial start-up costs related to our ASSIST-5 clinical trial;

—	offset by decreased costs associated with our Phase 3 clinical trials in ovarian cancer and non-small cell lung cancer of approximately $11.8 million following the completion of patient enrollment in our ASSIST-1 and ASSIST-2 clinical trials; and

—	corresponding decreased costs in our clinical drug supply manufacturing cost of approximately $2.4 million.

•	Other expenses

—	approximately $1.2 million associated with headcount growth and increased expenses to support clinical activities; and

—	stock-based compensation expense of approximately $9.2 million.

We expect total research and development expenditures to decrease in the next twelve months as we focus on the Phase 2 clinical trials of TELINTRA Tablets, preclinical studies on TLK58747 and reduced development of TELCYTA. Specifically, we expect both clinical and manufacturing expenditures to be lower than previous years and the timing and the amount of these expenditures will depend on the results of the interim analysis of the ASSIST-5 trial and the progress of the TELINTRA Tablets Phase 2 clinical trials.

The following table summarizes our principal product development initiatives, including the related stages of development for each product candidate in development and the research and development expenses recognized in connection with each product candidate. The information in the column labeled “Estimated or Actual Completion of Enrollment” is our current estimate of the timing of completion of enrollment. The actual timing of completion of enrollment could differ materially from the estimates provided in the table. For a discussion of the risks and uncertainties associated with the timing of completing a product development phase, see the risk factors “All of our product candidates are in research and development. If clinical trials of TELCYTA and TELINTRA are delayed or unsuccessful or if we are unable to complete the preclinical development of our other preclinical product candidates, our business may suffer,” “If we do not obtain regulatory approval to market products in the United States and foreign countries, we or our collaborators will not be permitted to commercialize our product candidates,” “As our product programs advance, we may need to hire additional scientific and management personnel. Our research and development efforts will be seriously jeopardized if we are unable to attract and retain key personnel,” and “If we are unable to enter into or maintain existing contracts with third parties to manufacture our product candidates or any products that we may develop in sufficient quantities and at an acceptable cost, clinical development of product candidates could be delayed and we may be unable to meet demand for any products that we may develop and lose potential revenue” sections of “Risk Factors” in Item 1A above.

Product	Description	Phase of Development	Estimated or Actual Completion of Enrollment	Related R&D Expenses Years Ended December 31,
				2007	2006	2005
				(in thousands)
TELCYTA				$22,919	$48,922	$51,432
	Ovarian, ASSIST-1	Phase 3	2004
	Non-small cell lung, ASSIST-2	Phase 3	2005
	Ovarian, ASSIST-3	Phase 3	2006
	Ovarian, ASSIST-5	Phase 3	2008
	Combination (with other drugs)	Phase 2	2006
TELINTRA				3,785	4,828	4,196
	MDS	Phase 1-2	2005
	MDS Tablets	Phase 1-2a	2007
Other (1)				16,328	17,772	15,717

	Total research and development expenses			$43,032	$71,522	$71,345

(1)	“Other” constitutes research and development activities performed by our Chemistry, Biology, preclinical and Quality Assurance departments as these costs cannot be allocated to any individual project.

The largest component of our total operating expenses is our on-going investment in our research and development activities and, in particular, the clinical development of our product candidate pipeline. The process of conducting the clinical research necessary to obtain FDA approval is costly and time consuming. Current FDA requirements for a new human drug to be marketed in the United States include:

•	the successful conclusion of preclinical laboratory and animal tests, if appropriate, to gain preliminary information on the product’s safety;

•	filing with the FDA of an IND, to conduct initial human clinical trials for drug candidates;

•	the successful completion of adequate and well-controlled human clinical trials to establish the safety and efficacy of the product candidate; and

•	filing by company and acceptance and approval by the FDA of a New Drug Application, or NDA, for a product candidate to allow commercial distribution of the drug.

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

General and administrative expenses

	Years Ended December 31,			Annual Percent Change
	2007	2006	2005	2007/2006	2006/2005
	(in thousands, except percentages)
General and administrative	$15,941	$16,288	$11,278	(2)%	44%

The decrease of 2%, or $347,000 in 2007 compared to the same period in 2006 resulted from a decrease in stock-based compensation expense of approximately $1.6 million due to higher estimated forfeiture rates used in 2007 to reflect the cancellation of unvested options for higher than estimated level of termination and complete vesting of stock options granted in earlier periods partially offset by expense associated with new stock options granted. In addition, expenses decreased by approximately $337,000 as a result of our corporate restructuring and lower administrative expenses. The decrease in expense was partially offset by a $1.6 million increase in legal expenses and other related costs primarily due to our securities class action lawsuit.

The increase of 44%, or $5.0 million in 2006 compared to the same period in 2005 was primarily due to stock-based compensation expense of $5.3 million.

We expect future general and administrative expenses to remain at approximately the same spending level as 2007.

Stock-Based Compensation Expense

Employee stock-based compensation expense related to our share-based payment awards recognized under SFAS 123R was as follows (in millions):

	Years Ended December 31,
	2007	2006
	(in thousands except per share amount)
Research and development	$4,842	$9,220
General and administrative	3,757	5,347

Stock-based compensation expense before taxes	8,599	14,567
Related income tax benefits	—	—

Effect on net loss	$8,599	$14,567

Stock-based compensation expense includes amounts for share-based payment awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS123, and compensation expense for share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with SFAS123R. In conjunction with the adoption of SFAS 123R, we changed our method of attributing the value of stock-based compensation to expense from the accelerated multiple-option approach to the straight-line single-option method. Compensation expense for all share-based payment awards granted on or prior to December 31, 2005 is recognized using the accelerated multiple-option approach while compensation expense for all share-based payment awards granted subsequent to December 31, 2005 is recognized using the straight-line single-option method. The decrease in employee stock-based compensation expense for the year ended December 31, 2007 compared with the same period for 2006 was consistent with the change in the attribution method upon the adoption of SFAS 123R along with an increase in our forfeiture rate from 9.2% to 14.0% to reflect the cancellation of unvested options due to a higher than originally estimated level of terminations.

Restructuring costs

As a result of our workforce reduction of 38 positions, or approximately 25% of our workforce, we recorded a one-time restructuring charge of approximately $1.4 million for severance costs and other charges in the quarter ending March 31, 2007. We reversed approximately $33,000 of this charge in the quarter ended June 30, 2007 as certain health benefits originally accrued were not utilized. The restructuring plan was completed as of June 30, 2007.

Interest income and interest expense

	Years Ended December 31,			Annual Percent Change
	2007	2006	2005	2007/2006	2006/2005
	(in thousands, except percentages)
Interest and other income (expense), net	$5,183	$8,243	$7,193	(37)%	15%
Interest expense	$69	$57	$131	21%	(56)%

Interest and other income (expense), net of $5.2 million, $8.2 million and $7.2 million for the years ended December 31, 2007, 2006 and 2005 resulted primarily from earnings on investments. The decrease in 2007 was due to lower investment cash balance and included a write-down expense of approximately $733,000 of three investments due to changes in market conditions resulting in an other-than-temporary impairment. The increase in 2006 was due to higher average interest rates in 2006 compared to 2005.

Interest expense was $69,000, $57,000 and $131,000 for the years ended December 31, 2007, 2006 and 2005. The increase in interest expense in 2007 was due to interest associated with a buy-out option on leased equipment. The decrease in interest expense in 2006 was due to decreasing outstanding principal balance as a result of payments on our lease and loan obligations and no new borrowings. We expect interest expenditures to decrease in the future as our lease and loan obligations were fully paid off at December 31, 2007.

Liquidity and capital resources

	2007	2006	2005
	(In millions, except ratios)
December 31:
Cash, cash equivalents, investments and restricted cash	$93.2	$141.7	$205.6
Working capital	$69.4	$120.8	$187.3
Current ratio	7.3 : 1	8.3 : 1	11.0 : 1

Year ended December 31:
Cash provided by (used in):
Operating activities	$(48.4)	$(65.2)	$(74.1)
Investing activities	$11.4	$13.1	$3.3
Financing activities	$0.8	$2.0	$142.5
Capital expenditures (included in investing activities above)	$(0.2)	$(1.0)	$(1.3)

Sources and Uses of Cash.    Due to the significant research and development expenditures and the lack of any approved products to generate revenue, we have not been profitable and have generated operating losses since we incorporated in 1988. As such, we have funded our research and development operations through sales of equity, collaborative arrangements with corporate partners, interest earned on investments and equipment lease financings. At December 31, 2007, we had available cash, cash equivalents, investments and restricted investments of $93.2 million. Our cash and investment balances are held in a variety of interest-bearing instruments including obligations of U.S. government agencies, high-grade corporate and municipal bonds, commercial paper, auction rate preferred securities and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk.

Cash Flows from Operating Activities.    Cash used in operations for 2007 was $48.4 million compared with $65.2 million in 2006 and $74.1 million in 2005. Net loss of $55.2 million in 2007 included non-cash charges of $8.6 million for stock-based compensation, $1.7 million for depreciation and amortization, and $0.7 million for the write-down of marketable securities. Cash used in operations was further impacted by a $3.5 million reduction in accrued clinical trials related primarily to the near completion of our ASSIST 1, 2 and 3 clinical trials and a $1.6 million reduction in accounts payable. Cash used in 2006 resulted from a net loss of $79.6 million which included non-cash charges of $14.6 million for stock-based compensation and $1.6 million for depreciation and amortization. Cash used in operations in 2006 was further impacted by a decrease of $1.2 million in accrued clinical trials expenses, primarily due to our Phase 3 clinical trials and a $2.6 million decrease in accrued compensation expense primarily due to bonus payouts. Cash outflows in 2006 were offset by an increase of $1.2 million in accrued liabilities related mainly to manufacturing expenses and $1.1 million in accounts payable. Cash used in operations in 2005 resulted from a net loss of $75.5 million which included non-cash charges of $1.6 million for depreciation and amortization. Cash used in operations in 2005 was further impacted by an approximately $3.4 million decrease in accounts payable primarily due to payment of clinical development activities and $2 million repayments to our landlord for leasehold improvements which were financed by them. Cash outflows in 2005 were offset by increases of $3.3 million in accrued clinical trial expenses related primarily to our Phase 3 clinical trials.

Cash Flows from Investing Activities.    Cash provided by investing activities for 2007 was $11.4 million compared to $13.1 million in 2006 and $3.3 million in 2005. Cash provided in 2007 was primarily from $55.5 million in maturities of investments and $1.1 million from sales of investments partially offset by $45.0 million in purchases of available-for-sale investments. Capital expenditures in 2007 were $163,000, primarily for laboratory equipment purchases. Cash provided in 2006 was primarily from $50.4 million in sales and maturities of investments offset by $36.3 million in purchases of available-for-sale investments. Capital expenditures in 2006 were $996,000 primarily for laboratory equipment, computer equipment and software purchases. Cash was provided in 2005 by $147.2 million from sales and maturities of investments, partially offset by $142.5 million in purchases of investment securities. Capital expenditures for 2005 were $1.3 million primarily related to the implementation of an Enterprise Resource Planning system and purchase of computer and laboratory equipment.

Cash Flows from Financing Activities.    Cash provided by financing activities for 2007 was approximately $781,000 compared with $2.0 million in 2006 and $142.5 million in 2005. Financing activities in 2007 were comprised primarily of $1.2 million in proceeds from stock option exercises and purchases under our employee stock purchase plan, offset by $440,000 in payments under capital leases and equipment loans. Financing activities for 2006 were comprised primarily of $2.9 million in proceeds from stock option exercises and our employee stock purchase plan, partially offset by $927,000 in payments under capital leases and equipment loans. Financing activities for 2005 included approximately $142.2 million in net proceeds from our follow-on public offering of common stock completed in February and $1.6 million from stock option exercises and stock issuances under our employee stock plans offset by $1.3 million in pay down of capital leases and equipment loans.

Working Capital.    Working capital decreased to $69.4 million at December 31, 2007 from $120.8 million at December 31, 2006. The decrease in working capital was primarily due to our use of cash for operating expenses and our TELCYTA and TELINTRA development programs.

Based on our current development plan, we believe our existing cash resources will be sufficient to satisfy our current operating plan until the end of 2009. Changes in our research and development plans or other changes affecting our operating expenses may affect actual future consumption of existing cash resources as well. In any event, we will require substantial additional financing to fund our operations in the future. We may seek to raise any necessary additional funds through equity or debt financings, collaborative arrangements with corporate partners or other sources. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience dilution. Debt financing may subject us to restrictive covenants that may adversely affect our operations. To the extent that we raise additional capital through licensing arrangements or arrangements with collaborative partners, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize ourselves. Our future capital uses and requirements depend on numerous factors, including the following:

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

Our future contractual obligations at December 31, 2007 are as follows:

	Total	2008	2009-2010	2011-2012	After 2012
	(In thousands)
Operating leases	$23,663	$3,519	$7,330	$7,736	$5,078

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

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertain Tax Provisions, an Interpretation of SFAS Statement 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertain tax positions as described in SFAS No. 109, “Accounting for Income Taxes,” and requires a company to recognize, in its financial statements, the impact of a tax position only if that position is “more likely than not” of being sustained on an audit basis solely on the technical merit of the position. In addition, FIN 48 requires qualitative and quantitative disclosures including a discussion of reasonably possible changes that might occur in the recognized tax benefits over the next twelve months as well as a roll-forward of all unrecognized tax benefits. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have an impact on our financial condition or results of operations.

On September 15, 2006, the FASB issued SFAS 157, “Fair Value Measurements”, which addresses how companies should measure fair value when they are required to do so for recognition or disclosure purposes. The standard provides a common definition of fair value, established a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 157 to significantly affect our financial condition or results of operations.

In June 2007, the FASB also reached consensus on Emerging Issues Task Force (“EITF”) Issue 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. We are currently evaluating the potential impact, if any, of the adoption of EITF 07-3, but do not expect the adoption to significantly affect our results of operations and financial condition.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The following discussion about our market risk exposure involves forward-looking statements. We do not use or hold derivative financial instruments, however we are exposed to market risk related to changes interest rates and market conditions.

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

Approximately $19 million of our investment portfolio is invested in corporate and municipal notes investments with an auction reset feature (“auction rate securities” and “auction preferred stock securities”). Since September 2007, $8.9 million invested in auction preferred stock securities have failed to settle in scheduled auctions. An auction failure means that the parties wishing to sell securities could not, but does not result in the securities going into default because the issuer continues to pay interest at higher rates. The failures resulted in the interest rates on these investments resetting at higher rates every 28 days at one-month LIBOR plus 150 basis points for as long as auctions continue to fail. While we now earn premium interest rates on these investments, these investments are not liquid and their carrying amounts are impaired due to the adverse change in the corporate debt market. We concluded that the impairment is other-than-temporary and we have written-down the carrying amount for these investments to approximately $8.2 million and recognized a loss of approximately $733,000 in the year ended December 31, 2007. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record additional impairment charges on these investments. These illiquid investments continue being rated AA and are paying interest at December 31, 2007.

In February 2008, auctions failed for $4.3 million of our auction rate securities and there is no assurance that currently successful auctions on the other auction rate securities in our investment portfolio will continue to succeed. We believe we will be able to liquidate our investment in auction rate securities without significant loss within the next year, and we currently believe these securities are not significantly impaired as the underlying assets are generally student loans which are substantially backed by the federal government. Based on our ability to access our cash and other short-term investments, our expected operating cash flow needs, and our other sources of cash, we do not anticipate the lack of liquidity on these investments will affect our ability to operate our business as planned.

The table below presents the principal amounts and weighted-average interest rates by year of stated maturity for our investment portfolio:

	2008	2009	2010 and Beyond	Total	Fair Value at December 31, 2007
	(In thousands, except percentages)
Available-for-sale securities	$73,330	$5,437	$9,800	$88,567	$87,872
Average interest rate	4.89%	4.84%	6.52%	5.07%

Item 8.	Financial Statements and Supplementary Data.

All information required by this item is included in Item 15 of Part IV of this Annual Report on Form 10-K and is incorporated into this item by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of December 31, 2007, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2007, our internal control over financial reporting was effective based on these criteria.

Our internal control over financial reporting as of December 31, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included below.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Telik, Inc.

We have audited Telik, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Telik, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Telik, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Telik, Inc. as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of Telik, Inc. and our report dated February 29, 2008 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Palo Alto, California

February 29, 2008

Item 9B.	Other Information.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Information regarding directors and executive officers is incorporated by reference to the information set forth under the caption “Information Regarding the Board of Directors and Corporate Governance” in our Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934 for the Annual Meeting of Stockholders to be filed with the Commission on or before April 30, 2008.

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

Item 11.    Executive Compensation.

Information regarding executive compensation is incorporated by reference to the information set forth under the captions “Executive Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission on or before April 30, 2008.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission by on or before April 30, 2008.

Equity Compensation Plan Information

The following table provides certain information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2007.

Equity Compensation Plan Information

Plan Category	(A) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(B) Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A) (1))
Equity compensation plans approved by security holders	9,059,216	$12.39	4,265,916	(2)
Equity compensation plans not approved by security holders	—	N/A	—

Total	9,059,216	$12.39	4,265,916	(2)

(1)	Each year on January 1, since January 1, 2001, the aggregate number of shares of common stock that may be issued pursuant to stock awards under the 2000 Equity Incentive Plan is automatically increased by the lesser of 1,500,000 shares or 5% of the total number of shares of common stock outstanding on that date or such lesser amount as may be determined by our board of directors. In addition, the 2000 Employee Stock Purchase Plan provides for the automatic increase on that date in the number of shares equal to the lesser of 150,000 shares or 1% of the outstanding shares on that date or such lesser amount as may be determined by the Board.

(2)	Includes 718,290 shares issuable under the 2000 Employee Stock Purchase Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption “Transactions with Related Persons” in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission on or before April 30, 2008.

Item 14.	Principal Accountant Fees and Services.

Information regarding principal accountant fees and services is incorporated by reference to the information set forth under the caption “Proposal 2 – Ratification of Selection of Independent Auditors” in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission by on or before April 30, 2008.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report:

1.	Financial Statements. Our financial statements and the Report of Independent Registered Public Accounting Firm, are included in Part IV of this Report on the pages indicated:

2.	Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

3.	Exhibits:

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation. (2)

3.2	Amended and Restated Bylaws. (14)

4.1	Specimen Common Stock Certificate. (1)

4.2	Amended and Restated Registration Rights Agreement, dated March 31,2000, between Telik and holders of Telik’s Series B, Series E, Series F, Series G, Series H, Series I, Series J and Series K preferred stock. (1)

4.3	Rights Agreement dated November 2, 2001, by and between Telik and Wells Fargo Bank Minnesota, N.A., replaced by EquiServe Trust Company, N.A. as Rights Agent. (6)

4.4	Registrant’s Certificate of Designation of Series A Junior Participating Preferred Stock. (6)

4.5	Agreement, by and among Telik, Eastbourne Capital Management, L.L.C., Black Bear Offshore Master Fund, L.P., Black Bear Fund I, L.P., Black Bear Fund II, L.L.C., and Richard J. Barry, dated May 18, 2006. (10)

4.6	Amendment to Rights Agreement between Telik and Computershare Shareholder Services, Inc. and Computershare Trust Company, N.A., dated May 18, 2006. (12)

4.7	Second Amendment to Rights Agreement between Telik and Computershare Shareholder Services, Inc. and Computershare Trust Company, N.A., dated December 11, 2006. (11)

4.8	Amended and Restated Standstill Agreement between Telik and Eastbourne Capital Management, L.L.C. and certain related persons and entities, dated December 11, 2006. (11)

10.1	Form of Indemnity Agreement. (1) (3)

10.2	2000 Equity Incentive Plan and related documents. (3) (4)

10.3	2000 Employee Stock Purchase Plan and Offering. (3) (4)

10.4	2000 Non-Employee Directors’ Stock Option Plan and Agreement. (3)

10.5	1996 Stock Option Plan and forms of grant thereunder. (3) (4)

10.6	1988 Stock Option Plan and forms of grant thereunder. (3) (4)

Exhibit Number		Description

10.7		Form of Non-Plan Stock Option Agreement. (3) (4)

10.8		Telik, Inc. Executive Officer Bonus Plan. (3)

10.9	*	Collaboration Agreement between Telik and Sanwa Kagaku Kenkyusho Co., Ltd., dated December 20, 1996, as amended. (1)

10.10	*	License Agreement between Telik and Sanwa Kagaku Kenkyusho Co., Ltd., dated September 24, 1997, as amended. (1)

10.11	*	Third Amendment to Collaboration Agreement between Telik and Sanwa Kagaku Kenkyusho Co., Ltd., dated February 14, 2001. (5)

10.12	*	Second Amendment to License Agreement between Telik and Sanwa Kagaku Kenkyusho Co., Ltd., dated February 14, 2001. (5)

10.13		Employment Agreement between Cynthia M. Butitta and Telik, dated February 1, 2001. (3) (5)

10.14		Employment Agreement between Michael M. Wick, M.D., Ph.D. and Telik, dated December 10, 1997, as amended. (1) (3)

10.15		Lease between Telik and The Board of Trustees of the Leland Stanford Junior University, dated July 25, 2002. (7)

10.16		Master Lease Agreement between Telik and General Electric Capital Corporation, dated August 23, 2002, as amended. (7)

10.17		Master Security Agreement between Telik and General Electric Capital Corporation, dated August 23, 2002, as amended. (7)

10.18	*	Manufacturing Supply Agreement dated July 1, 2004, by and between Telik and Organichem Corporation. (8)

10.19		Telik, Inc. Change of Control Severance Benefit Plan, dated February 21, 2003. (3) (13)

10.20		Bonuses for Fiscal Year 2007 and Base Salaries for Fiscal Year 2008 for Named Executive Officers. (3) (15)

14.1		Telik, Inc. Code of Conduct. (9)

23.1		Consent of Independent Registered Public Accounting Firm.

24.1		Power of Attorney (included on the signature pages hereto)

31.1		Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2		Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1		Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	Confidential treatment has been granted for portions of this document. The information omitted pursuant to such confidential treatment order has been filed separately with the Securities and Exchange Commission.

†	Confidential treatment is pending for portions of this document. The information requested to be omitted pursuant to such confidential treatment order has been filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to exhibits to our Registration Statement on Form S-1, filed on April 3, 2000, as amended (File No. 333-33868).

(2)	Incorporated by reference to exhibits to our Annual Report on Form 10-K for the year ended December 31, 2001, as filed on March 27, 2002.

(3)	Management contract or compensatory arrangement.

(4)	Incorporated by reference to exhibits to our Registration Statement on Form S-8, as filed on August 30, 2000 (File No. 333-44826).

(5)	Incorporated by reference to exhibits to our Annual Report on Form 10-K for the year ended December 31, 2000 initially filed on March 28, 2001 as amended on Form 10-K/A, as filed on September 20, 2001.

(6)	Incorporated by reference to exhibits to our Current Report on Form 8-K dated November 2, 2001, as filed on November 5, 2001.

(7)	Incorporated by reference to exhibits to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, as filed on November 13, 2002.

(8)	Incorporated by reference to exhibits to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, as filed on November 8, 2004.

(9)	Incorporated by reference to exhibits to our Annual Report on Form 10-K for the year ended December 31, 2003, as filed on March 5, 2004.

(10)	Incorporated by reference to exhibits to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, as filed on August 3, 2006.

(11)	Incorporated by reference to exhibits to our Current Report on Form 8-K dated December 11, 2006, as filed on December 12, 2006.

(12)	Incorporated by reference to Exhibit A to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, as filed on August 3, 2006.

(13)	Incorporated by reference to exhibits to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, as filed on May 7, 2003.

(14)	Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K dated December 11, 2007, as filed on December 14, 2007.

(15)	Incorporated by reference to Item 5.02(e) of our Current Report on Form 8-K dated December 31, 2007, as filed on January 7, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELIK, INC.

/s/ CYNTHIA M. BUTITTA
Cynthia M. Butitta Chief Operating and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: February 29, 2008

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MICHAEL M. WICK Michael M. Wick, M.D., Ph.D.	Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2008

/s/ CYNTHIA M. BUTITTA Cynthia M. Butitta	Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)	February 29, 2008

/s/ EDWARD W. CANTRALL Edward W. Cantrall, Ph.D.	Director	February 29, 2008

/s/ MARY ANN GRAY Mary Ann Gray, Ph.D.	Director	February 29, 2008

/s/ ROBERT W. FRICK Robert W. Frick	Director	February 29, 2008

/s/ STEVEN R. GOLDRING Steven R. Goldring, M.D.	Director	February 29, 2008

Signature	Title	Date

/s/ RICHARD B. NEWMAN Richard B. Newman	Director	February 29, 2008

/s/ STEFAN RYSER Stefan Ryser, Ph.D.	Director	February 29, 2008

/s/ HERWIG VON MORZE Herwig von Morze, Ph.D.	Director	February 29, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Telik, Inc.

We have audited the accompanying balance sheets of Telik, Inc. as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Telik, Inc. at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with the U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, in 2006, Telik, Inc. changed its method of accounting for stock-based compensation in accordance with guidance provided in Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Telik Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2008 expressed an unqualified opinion thereon.

/S/    ERNST & YOUNG LLP

Palo Alto, California

February 29, 2008

TELIK, INC.

BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$41,646	$77,846
Short-term investments	36,853	56,983
Interest and other receivables	601	677
Prepaids and other current assets	1,377	1,931

Total current assets	80,477	137,437
Property and equipment, net	3,257	4,753
Long-term investments	13,611	5,489
Restricted investments	1,123	1,347
Other assets	60	188

Total assets	$98,528	$149,214

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$756	$2,373
Accrued clinical trial costs	6,777	10,275
Accrued compensation	1,608	1,400
Accrued liabilities	831	2,059
Accrued legal and related expenses	1,095	45
Current portion of capital leases and loans	—	440

Total current liabilities	11,067	16,592
Other liabilities	142	—

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value: 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value: 100,000,000 shares authorized; shares issued and outstanding 52,928,617 in 2007 52,381,319 in 2006	529	524
Additional paid-in capital	534,881	525,066
Accumulated other comprehensive gain (loss)	38	(54)
Accumulated deficit	(448,129)	(392,914)

Total stockholders’ equity	87,319	132,622

Total liabilities and stockholders’ equity	$98,528	$149,214

See accompanying Notes to Financial Statements.

TELIK, INC.

STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,
	2007	2006	2005
Contract revenue from collaborations	$—	$—	$19

Operating costs and expenses:
Research and development	43,032	71,522	71,345
General and administrative	15,941	16,288	11,278
Restructuring costs	1,356	—	—

Total operating costs and expenses	60,329	87,810	82,623

Loss from operations	(60,329)	(87,810)	(82,604)
Interest and other income (expense), net	5,183	8,243	7,193
Interest expense	(69)	(57)	(131)

Net loss	$(55,215)	$(79,624)	$(75,542)

Basic and diluted net loss per share	$(1.05)	$(1.52)	$(1.47)

Shares used to calculate basic and diluted net loss per share	52,542	52,271	51,249

See accompanying Notes to Financial Statements.

TELIK, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholder’s Equity
	Shares	Amount
Balances at December 31, 2004	43,833	$438	$363,872	$(218)	$(237,748)	$126,344
Comprehensive loss:
Net loss	—	—	—	—	(75,542)	(75,542)
Change in unrealized loss on available-for-sale investments	—	—	—	(72)	—	(72)

Comprehensive loss						(75,614)
Issuance of common stock in follow-on public offering, net of issuance costs of $397,000	8,050	81	142,160	—	—	142,241
Common stock issued under stock option and purchase plans	156	1	1,553	—	—	1,554

Balances at December 31, 2005	52,039	520	507,585	(290)	(313,290)	194,525
Comprehensive loss:
Net loss	—	—	—	—	(79,624)	(79,624)
Change in unrealized loss on available-for-sale investments	—	—	—	236	—	236

Comprehensive loss						(79,388)
Share-based compensation expense	—	—	14,567	—	—	14,567
Common stock issued under stock option and purchase plans	342	4	2,914	—	—	2,918

Balances at December 31, 2006	52,381	524	525,066	(54)	(392,914)	132,622
Comprehensive loss:
Net loss	—	—	—	—	(55,215)	(55,215)
Change in unrealized gains (losses) on available-for-sale investments	—	—	—	92	—	92

Comprehensive loss						(55,123)
Share-based compensation expense	—	—	8,589	—	—	8,589
Common stock issued under stock option and purchase plans	548	5	1,216	—	—	1,221
Stock options issued to non-employees	—	—	10	—	—	10

Balances at December 31, 2007	52,929	$529	$534,881	$38	$(448,129)	$87,319

See accompanying Notes to Financial Statements.

TELIK, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net loss	$(55,215)	$(79,624)	$(75,542)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,659	1,606	1,568
Share-based compensation expense	8,599	14,567	—
Write-down of marketable securities	733	—	—
Changes in assets and liabilities:
Other receivables	76	10	(170)
Prepaids and other current assets	554	(513)	222
Accounts payable	(1,617)	1,104	(3,428)
Accrued liabilities	(3,198)	(2,359)	3,305
Deferred revenue	—	—	(19)

Net cash used in operating activities	(48,409)	(65,209)	(74,064)

Cash flows from investing activities:
Purchases of investments	(45,009)	(36,276)	(142,484)
Sales of investments	1,100	18,550	85,600
Maturities of investments	55,500	31,815	61,566
Purchases of property and equipment	(163)	(996)	(1,341)

Net cash provided by investing activities	11,428	13,093	3,341

Cash flows from financing activities:
Principal payments under capital leases and loans	(440)	(927)	(1,322)
Net proceeds from issuance of common stock	1,221	2,918	143,795

Net cash provided by financing activities	781	1,991	142,473

Net change in cash and cash equivalents	(36,200)	(50,125)	71,750
Cash and cash equivalents at beginning of period	77,846	127,971	56,221

Cash and cash equivalents at end of period	$41,646	$77,846	$127,971

Supplemental information:
Interest paid	$69	$57	$131

See accompanying Notes to Financial Statements.

TELIK, INC.

NOTES TO FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

Nature of Operations and Basis of Presentation

Telik, Inc. (“Telik,” “we” or, the “Company”) was incorporated in the state of Delaware in October 1988. We are engaged in the discovery and development of small molecule therapeutics. We operate in only one business segment.

Need for Additional Capital

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

Cash and Cash Equivalents, Short-Term and Long-Term Investments

We invest our excess cash in money market funds and in debt instruments of the U.S. government, its agencies and municipalities and corporate notes. All highly liquid investments with stated maturities of three months or less from date of purchase are classified as cash equivalents. Debt securities with original maturities greater than three months and remaining maturities less than one year and certain auction rate securities are classified as short-term investments. Debt securities with remaining maturities greater than one year and which we intend to hold until maturity are classified as long-term investments. Perpetual rate securities with no effective maturity dates and no recent reset dates due to current market condition are classified as long-term investments.

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

Marketable security investments are evaluated periodically for impairment. We take into account general market conditions, changes in economic environment as well as specific investment attributes, such as credit downgrade or illiquidity for each investment, to estimate the fair value of our investments and to determine whether impairment is other than temporary. If it is determined that a decline of any investment is other than temporary, then the investment basis would be written down to fair value and the charge would be included in interest and other income (expense), net.

Restricted Investments

Under certain operating lease agreements, we may be required from time to time to set aside cash as collateral. At December 31, 2007, we had approximately $1.1 million of restricted investments and at December 31, 2006 we had approximately $1.3 million related to such agreements.

Fair Value of Financial Instruments

The carrying values of our financial instruments, which include cash and cash equivalents, short-term and long-term investments, accounts payable and accrued expenses, approximate their fair value. The fair value of capital lease obligations and loans is based on current interest rates available to us for debt instruments with similar terms, degrees of risk, and remaining maturities. The carrying amount of cash equivalents, investments and capital lease and loan obligations are considered to be representative of their respective fair value at December 31, 2007 and 2006.

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

Stock-based Compensation

On January 1, 2006, we adopted the provisions of SFAS 123R which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchase rights”) based on estimated fair values. SFAS 123R supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Accordingly, compensation cost for all share-based payment awards to employees is measured based on the grant date fair value of those awards and recognized over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). In March 2005, the Securities and Exchange Commission issued SAB 107 relating to SFAS 123R. We have applied the provisions of SAB 107 in our adoption of SFAS 123R.

We adopted SFAS 123R using the modified prospective transition method, which provides for certain changes to the method for valuing stock-based compensation. The valuation provisions of SFAS 123R apply to new awards and to awards that are outstanding at the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). In accordance with the modified prospective transition method, our financial statements for prior periods presented were not restated to reflect, and do not include, any stock-based compensation expense associated with employee stock awards. For additional information, see Note 5 to the Financial Statements.

Stock-based compensation expense is based on the fair value of that portion of employee stock options that are ultimately expected to vest during the period. Stock-based compensation expense recognized in our statement of operations during 2007 and 2006 included compensation expense for stock-based awards granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with SFAS 123R. For stock options granted after January 1, 2006, the fair value of each award is amortized using the straight-line single-option method. For share awards granted prior to 2006, the fair value of each award is amortized using the accelerated multiple-option valuation method prescribed by SFAS 123.

Under the provisions of SFAS 123R, employee stock-based compensation is estimated using the Black-Scholes option-pricing model and is recognized as expense ratably over the requisite service period in a manner similar to other forms of compensation paid to employees. The Black-Scholes option-pricing model requires the use of certain subjective assumptions. The most significant of these assumptions are our estimates of the expected volatility of the market price of our stock and the expected term of the award. Our expected stock-price volatility assumption for 2007 is a blended rate of 50% of historical volatility and 50% implied volatility since sufficient market activity exists with respect to our traded options. In 2006, historical volatility, obtained from public data sources, was used. The expected term of options granted is based on the simplified method in accordance with SAB 107 as our historical share option exercise experience does not provide a reasonable basis for estimation. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We adjusted our forfeiture rate to reflect the cancellation of unvested options due to the workforce reduction in February 2007 and voluntary terminations. In 2006, we estimated forfeitures based on our historical experience and in our pro forma information required under SFAS 123 for the periods prior to 2006, we accounted for forfeitures as they occurred. See Note 6 to the Financial Statements for additional information.

In November 2005, the FASB issued FASB Staff Position No. FAS123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FAS 123R-3”). We have adopted the simplified method to calculate the beginning balance of the additional paid-in-capital (“APIC”) pool of the excess tax benefit, and to determine the subsequent impact on the APIC pool and our Statements of Cash Flows of the tax effects of employee stock-based compensation awards that were outstanding upon our adoption of SFAS 123R.

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

	Year Ended December 31,
	2007	2006	2005
Outstanding options	9,059,216	9,154,624	8,465,649

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertain Tax Provisions, an Interpretation of SFAS Statement 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertain tax positions as described in SFAS No. 109, “Accounting for Income Taxes,” and requires a company to recognize, in its financial statements, the impact of a tax position only if that position is “more likely than not” of being sustained on an audit basis solely on the technical merit of the position. In addition, FIN 48 requires qualitative and quantitative disclosures including a discussion of reasonably possible changes that might occur in the recognized tax benefits over the next twelve months as well as a roll-forward of all unrecognized tax benefits. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have an impact on our financial condition or results of operations.

On September 15, 2006, the FASB issued SFAS 157, “Fair Value Measurements”, which addresses how companies should measure fair value when they are required to do so for recognition or disclosure purposes. The standard provides a common definition of fair value, established a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 157 to significantly affect our financial condition or results of operations.

In June 2007, the FASB also reached consensus on Emerging Issues Task Force (“EITF”) Issue 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. We are currently evaluating the potential impact, if any, of the adoption of EITF 07-3, but do not expect the adoption to significantly affect our results of operations and financial condition.

2.    Cash and Cash Equivalents, Investments and Restricted Investments

The following is a summary of cash and cash equivalents, investments and restricted investments.

	December 31, 2007
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Certificate of deposits	$1,223	$—	$—	$1,223
Corporate notes	21,541	28	(6)	21,563
Municipal notes and bonds	9,800	—	—	9,800
Commercial paper	15,943	1	(3)	15,941
Government sponsored enterprises	40,550	18	—	40,568
Cash and money market funds	4,138	—	—	4,138

Total	$93,195	$47	$(9)	$93,233

Reported as:
Cash and cash equivalents				$41,646
Short-term investments				36,853
Long-term investments				13,611
Restricted investments				1,123

Total				$93,233

	December 31, 2006
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Certificate of deposits	$1,796	$—	$—	$1,796
Corporate notes	14,778	3	—	14,781
Municipal notes and bonds	14,500	—	—	14,500
Commercial paper	67,095	8	—	67,103
Government sponsored enterprises	32,807	—	(65)	32,742
Cash and money market funds	10,743	—	—	10,743

Total	$141,719	$11	$(65)	$141,665

Reported as:
Cash and cash equivalents				$77,846
Short-term investments				56,983
Long-term investments				5,489
Restricted investments				1,347

Total				$141,665

There were no net realized gains on sales of available-for-sales investments for any period presented. Realized gains and losses were calculated based on the specific identification method.

Approximately $19 million of our investment portfolio is invested in corporate and municipal notes investments with an auction reset feature (“auction rate securities” and “auction preferred stock”). Since September 2007, $8.9 million invested in auction preferred stock securities have failed to settle in scheduled auctions. An auction failure means that the parties wishing to sell securities could not, but does not result in the securities going into default because the issuer continues to pay interest at higher rates. The failures resulted in the interest rates on these investments resetting at higher rates every 28 days at one-month LIBOR plus 150 basis points for as long as auctions continue to fail. While we now earn premium interest rates on these investments, these investments are not liquid and their carrying amounts are impaired due to the adverse change in the corporate debt market. We concluded that the impairment is other-than-temporary and we have written-down the carrying amount for these investments to approximately $8.2 million and recognized a loss of approximately $733,000 in the year ended December 31, 2007. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record additional impairment charges on these investments. These illiquid investments continue being rated AA and are paying interest at December 31, 2007. Because we have no visibility as to when these auction preferred stock securities will eventually settle, we have classified them as long-term investments on our balance sheet.

In February 2008, auctions failed for $4.3 million of our auction rate securities and there is no assurance that currently successful auctions on the other auction rate securities in our investment portfolio will continue to succeed. We believe we will be able to liquidate our investment in auction rate securities without significant loss within the next year, and we currently believe these securities are not significantly impaired as the underlying assets are generally student loans which are substantially backed by the federal government. Accordingly these auction rate securities are classified as short-term investments on our balance sheet. Based on our ability to access our cash and other short-term investments, our expected operating cash flow needs, and our other sources of cash, we do not anticipate the lack of liquidity on these investments will affect our ability to operate our business as planned. We have reviewed all other investments we owned at December 31, 2007 for impairment and concluded that their carrying value approximated their fair value.

Investments which are in unrealized loss positions for which other-than-temporary impairments have not been recognized at December 31, 2007 and 2006, are summarized below (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
December 31, 2007	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$9,964	$(3)	$—	$—	$9,964	$(3)
Corporate notes	5,982	(6)	—	—	5,982	(6)

Total	$15,946	$(9)	$—	$—	$15,946	$(9)

	Less Than 12 Months		12 Months or Greater		Total
December 31, 2006	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government sponsored enterprises	$21,175	$(22)	$11,567	$(43)	$32,742	$(65)

Unrealized losses are primarily due to increases in interest rates. Because we have the ability and intent to hold these investments until their forecasted recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired as of December 31, 2007 and 2006.

The following is a summary of the cost and estimated fair value of available-for-sale securities at December 31, 2007 and 2006, classified by stated maturity date of the security:

	2007		2006
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Mature in less than one year	$64,430	$64,461	$100,282	$100,237
Mature in one to three years	5,437	5,444	5,498	5,489
Mature in over three years	9,800	9,800	14,500	14,500
Perpetual maturity	8,900	8,167	8,900	8,900

Total	$88,567	$87,872	$129,180	$129,126

3.    Restructuring Plan

On February 12, 2007, our Board of Directors committed to a restructuring plan intended to reduce our operating expenses following our announcement in December 2006 of the preliminary results of our Phase 3 ASSIST-1, ASSIST-2 and ASSIST-3 trials for our lead product candidate, TELCYTA™. On February 14, 2007, we implemented the restructuring plan that focused our priorities on the ASSIST-5 trial and the Phase 1-2a trial of the TELINTRA Tablets and selected research and development programs. To match these priorities, we reduced our workforce by 38 positions, or approximately 25% of our workforce, streamlined our infrastructure and postponed some clinical research projects. As a result of the restructuring plan which has been completed, we recorded a one-time restructuring charge of approximately $1.4 million in the quarter ended March 30, 2007, of which approximately $33,000 was reversed in the quarter ended June 30, 2007 as certain health benefits originally accrued were not utilized. Approximately $1.3 million was paid in the quarter ended March 31, 2007 as severance, payroll taxes and other personnel related costs. The remaining payments of approximately $30,000 were paid in the quarter ended June 30, 2007. The restructuring plan has been completed and we will continue to investigate alternative opportunities for the advancement of our product development programs, including collaborations with pharmaceutical and larger biotechnology companies.

4.    Property and Equipment

Property and equipment consist of the following:

	December 31,
	2007	2006
	(in thousands)
Computer and lab equipment	$8,255	$8,112
Capitalized software	547	547
Office furniture and equipment	509	509
Leasehold improvements	3,363	3,363

	12,674	12,531
Less accumulated depreciation and amortization	(9,417)	(7,778)

Property and equipment, net	$3,257	$4,753

Property and equipment includes assets under capitalized leases at December 31, 2007 and 2006 of approximately $1.3 million. Accumulated amortization related to leased assets was approximately $1.3 million and $1.0 million at December 31, 2007 and 2006. We have $547,000 of computer software costs of which approximately $425,000 was amortized as of December 31, 2007 and $243,000 was amortized as of December 31, 2006.

5.    Commitments

Capital Leases and Loans

At December 31, 2007, there were no draws available under our Master Lease and Master Security credit facilities which had a maximum borrowing capacity of $2.5 million. The lease and credit facilities, secured by equipment and tenant improvements and bearing interest rates between 4.3% and 11.5%, were fully utilized by the end of 2003. Pursuant to the terms of these credit facilities, we are required to maintain a balance of cash and investments of at least $20.5 million. Our Master Lease and Master Security credit facilities have been paid in full at December 31, 2007.

At December 31, 2007, draws under our Loan and Security Agreement credit facility totaled approximately $1.5 million, bearing interest rates between 5.91% and 6.98%. The credit facility was fully utilized as of July 2004. Pursuant to the terms of the credit facility, we are required to maintain a balance of cash and investments with the lender of at least $5.0 million. Our Loan and Security Agreement credit facility has been paid in full at December 31, 2007.

Operating Leases

We lease our research and office facility of approximately 92,000 square feet located at 3165 Porter Drive in Palo Alto, California. The term of the lease is approximately 11.5 years and terminates in May 2014. We have the option to extend the lease term for an additional term of five years. Under the terms of this lease, the lessor agreed to finance up to $5.0 million in leasehold improvements to be made to the facility. Our financial commitment for the full term of the Palo Alto lease is approximately $39.1 million, which includes repayment, over a period of 10 years, of $3.0 million of the total $5.0 million in leasehold improvements financed by the lessor. Under the original terms of the agreement the remaining $2.0 million in leasehold improvements financed by the lessor would be payable, subject to certain extension provisions, in a balloon payment at the commencement of the third year of the lease. Prior to this balloon payment, interest only payments were payable monthly on the outstanding balance of the remaining $2.0 million in leasehold improvements financed by the lessor. In January 2005, we renegotiated the payment term for the remaining $2.0 million balloon payment. The lessor agreed to amortize the amount owed at an interest rate of 6% over twelve months with equal monthly payments of principal and interest of approximately $172,000 through December 31, 2005. All amounts owed related to the remaining $2.0 million have been paid in full as of December 31, 2005. Pursuant to the terms of the lease, we are required to maintain a security deposit, in the form of a letter of credit equal to approximately $1.1 million. This letter of credit must be secured by either a deposit account or a securities account and at December 31, 2007, the security deposit is in the form of securities that are classified in the balance sheet as restricted investments. This collateral account is managed in accordance with our investment policy, and is restricted as to withdrawal.

We also have office equipment leases of approximately $87,000 with terms ranging from 36 months to 60 months.

Future minimum rental payments under our non-cancelable operating leases as of December 31, 2007 are as follows:

Operating Leases
(in thousands)
Years ending December 31,
2008	$3,519
2009	3,611
2010	3,719
2011	3,812
2012	3,924
Thereafter	5,078

Total	$23,663

Rent expense under operating leases was approximately $3.7 million in 2007 and $3.6 million in 2006 and 2005.

6.    Stockholders’ Equity

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

2000 Equity Incentive Plan

In March 2000, we adopted the 2000 Equity Incentive Plan (the “2000 Plan”) and reserved 2,000,000 shares of Telik common stock for issuance under the 2000 Plan. In addition, the 2000 Plan provides for annual increases in the number of shares available for issuance under the 2000 Plan beginning January 1, 2001. The number of additional shares to be reserved automatically will be equal to the lesser of 1,500,000 shares, 5% of the outstanding shares on the date of the annual increase or such amount as may be determined by the Board of Directors. Options granted under the 2000 Plan may be either incentive stock options (“ISOs”) or nonstatutory stock options (“NSOs”). For ISOs and NSOs, the option price shall be at least 100% and 85%, respectively, of the closing price of our common stock on the date of the grant. If, at any time we grant an option, and the optionee directly or by attribution owns stock possessing more than 10% of the total combined voting power of all classes of stock of Telik, the option price shall be at least 110% of the fair value and shall not be exercisable more than five years after the date of grant. Options generally vest over a period of four years from the date of grant. Options granted under the 2000 Plan expire no later than 10 years from the date of grant.

2000 Non-Employee Directors’ Stock Option Plan

In March 2000, we adopted the 2000 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”) and reserved a total of 300,000 shares of common stock for issuance thereunder. In May 2006, our stockholders approved an increase in the number of shares of common stock authorized for issuance under the Directors’ Plan by an additional 300,000 shares. Each non-employee director at the initial public offering date was granted a NSO to purchase 20,000 shares of common stock, and each non-employee director who subsequently becomes a director of Telik will be automatically granted a NSO to purchase 20,000 shares of common stock on the date on which such person first becomes a director. On February 20, 2008, our board of directors amended the Directors’ Plan such that upon the day immediately following each annual stockholder meeting each non-employee director will automatically be granted a NSO to purchase 10,000 shares of common stock or an option to purchase an amount of shares prorated for the part of the year served as non-employee director. The exercise price of options under the Directors’ Plan will be equal to the fair market value of the common stock on the date of grant. The maximum term of the options granted under the Directors’ Plan is ten years. All grants under the Directors’ Plan will vest over a period of four years from date of grant, one fourth vesting one year after the date of the grant and thereafter the balance vesting monthly. The Directors’ Plan will terminate in March 2010 unless terminated earlier in accordance with the provisions of the Directors’ Plan.

2000 Employee Stock Purchase Plan

In March 2000, we adopted the 2000 Employee Stock Purchase Plan (the “Purchase Plan”). We reserved a total of 250,000 shares of our common stock for issuance under the Purchase Plan. In addition, the Purchase Plan provides for annual increases in the number of shares available for issuance under the Purchase Plan beginning January 1, 2001. The number of additional shares to be reserved automatically will be equal to the lesser of 150,000 shares, 1% of the outstanding shares on the date of the annual increase or such amount as may be determined by the Board of Directors. The Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock on the first day of the offering or 85% of the fair market value of our common stock on the purchase date. The weighted average per share fair value for shares purchased under our Purchase Plan during 2007, 2006 and 2005 was $2.53, $6.25 and $8.25.

Reserved Shares

At December 31, 2007, shares of common stock reserved for future issuance is as follows:

1996 Stock option plan	658,096
2000 Equity incentive plan	11,397,287
2000 Non-employee directors’ stock option plan	551,459
2000 Employee stock purchase plan	718,290

13,325,132

Stock Option Plan Activity Summary

A summary of activity under our stock option plans is as follows:

	Shares Available for Grant	Number of Options Outstanding	Weighted average exercise price per share	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Balance, December 31, 2004	1,107,811	7,473,344	$13.04
Authorized	1,500,000	—	—
Granted	(1,250,000)	1,250,000	$17.06
Exercised	—	(67,144)	$7.46
Cancelled	190,551	(190,551)	$19.02

Balance, December 31, 2005	1,548,362	8,465,649	$13.55
Authorized	1,800,000	—	—
Granted	(1,176,000)	1,176,000	$19.16
Exercised	—	(261,316)	$6.98
Forfeited or expired	225,709	(225,709)	$19.12

Balance, December 31, 2006	2,398,071	9,154,624	$14.32
Authorized	1,500,000	—	—
Granted	(2,467,000)	2,467,000	$5.60
Exercised	—	(445,853)	$1.80
Forfeited or expired	2,116,555	(2,116,555)	$15.02

Outstanding at December 31, 2007	3,547,626	9,059,216	$12.39	6.21	$1,185

Exercisable at December 31, 2007		6,581,327	$12.62	5.33	$1,169

The weighted-average fair value of options granted during 2007, 2006 and 2005 was $3.49, $12.14 and $10.01. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 were $853,000, $3.0 million and $615,000. The total fair value of shares vested during the years ended December 31, 2007, 2006 and 2005 was $14.6 million, $22.0 million and $11.8 million.

The following table summarizes information about the stock options outstanding at December 31, 2007 (in thousands, except years and per-share amounts):

	Options Outstanding				Options Exercisable
Range of Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value
$ 1.60 – $ 2.00	658	1.29	$1.69	$1,169	658	$1.69	$1,169
$ 3.02 – $ 3.94	458	6.22	$3.77	15	249	$3.81	—
$ 5.43 – $ 5.80	1,847	9.16	$5.80	—	753	$5.80	—
$ 5.81 – $ 8.25	403	3.35	$7.69	—	393	$7.74	—
$10.13 – $12.10	1,578	4.29	$10.75	—	1,578	$10.75	—
$12.11 – $18.17	1,121	6.32	$14.30	—	815	$13.50	—
$18.51 – $20.30	1,926	7.25	$19.24	—	1,097	$18.92	—
$20.41 – $29.04	1,068	6.09	$23.94	—	1,039	$23.95	—

$ 1.60 – $29.04	9,059	6.21	$12.39	$1,184	6,582	$12.62	$1,169

Stock-Based Compensation under SFAS 123R

We adopted SFAS 123R on January 1, 2006, using the modified prospective transition method to account for our employee share-based awards. Employee stock-based compensation expense recognized in 2007 and 2006 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In 2007, we increased our forfeiture rate from 9.21% to 14.0% to reflect the cancellation of unvested options due to a higher than estimated level of terminations.

Total estimated stock-based compensation expense, related to all of our share-based payment awards, recognized under SFAS 123R was comprised of the following:

	Years Ended December 31,
	2007	2006
	(in thousands)
Research and development	$4,842	$9,220
General and administrative	3,757	5,347

Stock-based compensation expense before taxes	8,599	14,567
Related income tax benefits	—	—

Effect on net loss	$8,599	$14,567

Because we have net operating loss carryforwards as of December 31, 2007 and 2006, no excess tax benefits for the tax deductions related to stock-based compensation expense were recognized in our statements of operations. Additionally, no incremental tax benefits were recognized from stock options exercised during 2007 and 2006, which would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities. As of December 31, 2007, $10.9 million of total unrecognized compensation costs, net of forfeitures, related to non-vested awards is expected to be recognized over a weighted average period of 1.93 years.

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

Year Ended December 31, 2005
(in thousands except per share amounts)
Net loss – as reported	$(75,542)
Deduct: Total stock-based employee compensation expense under the fair value based method for all awards	(19,467)

Net loss – pro forma	$(95,009)

Basic and diluted net loss per share – as reported	$(1.47)

Basic and diluted net loss per share – pro forma	$(1.85)

Valuation assumptions

The employee stock-based expense recognized under SFAS 123R and presented in the SFAS123 pro forma disclosure was determined using the Black-Scholes model. The expected volatility for 2007 is a blended rate of 50% of historical volatility and 50% implied volatility since sufficient market activity exists with respect to our traded options. The expected volatility for awards in 2006 was based on historical volatility only. The expected term of options granted is based on the simplified method in accordance with SAB 107 as our historical share option exercise experience does not provide a reasonable basis for estimation. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. Assumptions used in the Black-Scholes model were as follows:

	Stock Option Plans			Stock Purchase Plan
	2007	2006	2005	2007	2006	2005
Expected stock price volatility	66.5%	65.3%	66.6%	93.1%	36.4%	67.5%
Risk-free interest rate	4.97%	4.64%	3.96%	4.62%	4.80%	3.18%
Expected life (in years)	5.6	6.08	5.02	1.25	0.89	1.26
Expected dividend yield	—	—	—	—	—	—

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

	December 31,
	2007	2006
	(in thousands)
Deferred tax assets
Net operating loss carryforwards	$144,663	$128,186
Tax credits carryforwards	20,502	30,004
Capitalized research expenses	12,245	11,540
Other	7,810	4,739

Total deferred tax assets	185,220	174,469
Valuation allowance	(185,220)	(174,469)

Net deferred tax assets	$—	$—

The provision for income taxes differs from the expected tax expense computed by applying the statutory federal income tax rate to loss before taxes as follows:

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Tax at Federal statutory rate	$(18,773)	$(27,067)	$(25,679)
State tax, net of federal income tax benefit	(3,210)	(4,563)	(4,384)
Research and development credit	(2,283)	(4,252)	(4,922)
Unbenefitted losses	23,377	34,657	34,802
Other individually immaterial items	889	1,225	183

Provision for taxes	$—	$—	$—

Realization of deferred tax assets is dependent upon the generation of future taxable income, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $10.8 million, $34.7 million and $34.8 million during 2007, 2006 and 2005.

As of December 31, 2007, we had net operating loss carryforwards of approximately $399.2 million for federal and $153.9 million for state income tax purposes. If not utilized, these carryforwards will begin to expire beginning in 2008 for both federal and state purposes. Approximately $9.6 million of the federal and $7.6 million of the state net operating loss carryforwards represents the stock option deduction arising from activity under the company’s stock option plan, the benefit of which will increase additional paid in capital when realized.

We have research credit carryforwards of approximately $16.2 million and $6.4 million for federal and state income tax purposes. If not utilized, the federal credit will expire in various amounts beginning in 2008 through 2027. California state research and development credits can be carried forward indefinitely.

The Internal Revenue Code limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. In the event we have a change in ownership, utilization of the carryforwards could be restricted.

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There was not a material impact on the company’s consolidated financial position and results of operations as a result of the adoption of the provisions of FIN 48. At December 31, 2007, we had a liability for unrecognized tax benefits of $9.8 million, none of which, if recognized, would favorably affect the company’s effective tax rate. We do not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

Interest and penalty costs related to unrecognized tax benefits are classified as a component of “Income Tax Expense” in the accompanying statement of operations and the corresponding liability in “Income Taxes Payable” or “Prepaid Income Taxes” in the accompanying balance sheet. We did not recognize any interest expense related to unrecognized tax benefits for the year ended December 31, 2007.

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are subject to U.S. federal income tax examination for calendar tax years ending 2004 through 2007. Additionally, we are subject to various state income tax examinations for the 2003 through 2007 calendar tax years.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)
Balance at January 1, 2007	$14,202
Additions for tax positions of prior years	NIL
Additions for tax positions related to 2007	NIL
Reductions for tax positions of prior years	(4,391)
Settlements during the current year	NIL

Balance at December 31, 2007	$9,811

8.    Contingencies

Beginning on June 6, 2007, a series of putative securities class action lawsuits were commenced in the United States District Courts for the Southern District of New York and the Northern District of California, naming as defendants Telik, Inc. and certain of our current officers, one of whom is also a director. The complaints filed in the Southern District of New York, which were consolidated and amended in 2007, also name as defendants the underwriters of our November 2003 and/or January 2005 stock offerings. Plaintiffs in the Northern District of California subsequently voluntarily dismissed their complaints without prejudice. All of the complaints allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 arising out of the issuance of allegedly false and misleading statements about our business and prospects, including the efficacy, safety and likelihood of success of our drug TELCYTA. The allegations of the consolidated amended complaint are similar, but more narrow than the original complaints. Plaintiffs seek unspecified damages and injunctive relief on behalf of purchasers of our common stock during the period between March 27, 2003 and June 4, 2007, including purchasers in the January 2005 stock offering.

In January 2008, the parties to the securities class action reached an agreement in principle to settle the claims. This agreement is contingent on a number of factors, including confirmatory discovery and court approval. As such, the ultimate outcome of the class action cannot presently be determined. It is currently anticipated that the settlement will be funded primarily by proceeds from insurance.

In August 2007, a separate party who claims to be an owner of our common stock filed a derivative action on behalf of the company against certain of our current and former directors. The allegations are similar to those made in the class action regarding the development of TELCYTA; however, it seeks a recovery only on behalf of the company. In January 2008, the plaintiff voluntarily dismissed this complaint without prejudice.

9.     Quarterly Financial Information (unaudited)

Selected quarterly financial information is summarized below (in thousands except per share amounts):

	2007				2006
Quarter ended	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
Total revenues	$—	$—	$—	$—	$—	$—	$—	$—
Operating costs and expenses:
Research and development	8,832	9,387	11,869	12,944	16,341	18,487	19,036	17,658
General and administrative	4,649	3,661	3,979	3,652	3,156	4,063	4,560	4,509
Restructuring costs (1)	—	—	(33)	1,389	—	—	—	—

Total operating costs and expenses	13,481	13,048	15,815	17,985	19,497	22,550	23,596	22,167

Loss from operations	(13,481)	(13,048)	(15,815)	(17,985)	(19,497)	(22,550)	(23,596)	(22,167)
Interest income, net (2)	560	1,399	1,492	1,663	1,922	2,077	2,096	2,091

Net loss	$(12,921)	$(11,649)	$(14,323)	$(16,322)	$(17,575)	$(20,473)	$(21,500)	$(20,076)

Net loss per share, basic and diluted (3)	$(0.25)	$(0.22)	$(0.27)	$(0.31)	$(0.34)	$(0.39)	$(0.41)	$(0.38)
Weighted average shares used in computing net loss per share, basic and diluted	52,693	52,574	52,490	52,408	52,362	52,303	52,255	52,162

(1)	One time restructuring charge related to workforce reduction by 38 positions or 25% of workforce.
(2)	The quarter ended December 31, 2007 included a write-down expense of $733,000 of three investments due to changes in market conditions resulting in an other-than-temporary impairment.
(3)	Net loss per share for each quarter are calculated as a discrete period; the sum of four quarters may not equal the calculated full year amount.