Form 10-Q
period 2008-03-31
TELIK INC
filed 2008-05-09
CIK 1109196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class: Common Stock $0.01 par value	Outstanding at April 30, 2008: 53,158,252 shares

TELIK, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

TELIK, INC.

CONDENSED BALANCE SHEETS

(In thousands)

	March 31, 2008	December 31, 2007
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$52,670	$41,646
Short-term investments	9,512	36,853
Other receivables	259	601
Prepaids and other current assets	1,321	1,377

Total current assets	63,762	80,477
Property and equipment, net	2,996	3,257
Long-term investments	19,410	13,611
Restricted investments	898	1,123
Other assets	60	60

Total assets	$87,126	$98,528

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$947	$756
Accrued clinical trial costs	5,486	6,777
Accrued compensation	1,134	1,608
Accrued liabilities	720	831
Accrued legal and related expenses	561	1,095

Total current liabilities	8,848	11,067
Other liabilities	184	142
Commitments and contingencies
Stockholders’ equity:
Common stock	531	529
Additional paid-in capital	536,605	534,881
Accumulated other comprehensive income (loss)	(1,105)	38
Accumulated deficit	(457,937)	(448,129)

Total stockholders’ equity	78,094	87,319

Total liabilities and stockholders’ equity	$87,126	$98,528

See accompanying Notes to Condensed Financial Statements.

TELIK, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Operating costs and expenses:
Research and development	$8,195	$12,944
General and administrative	2,413	3,652
Restructuring costs	—	1,389

Total operating costs and expenses	10,608	17,985

Loss from operations	(10,608)	(17,985)
Interest and other income, net	800	1,686
Interest expense	—	(23)

Net loss	$(9,808)	$(16,322)

Basic and diluted net loss per share	$(0.19)	$(0.31)

Shares used to calculate basic and diluted net loss per share	52,992	52,408

See accompanying Notes to Condensed Financial Statements.

TELIK, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(9,808)	$(16,322)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	306	452
Stock-based compensation expense	1,372	1,921
Write-down of marketable securities	140	—
Changes in assets and liabilities:
Other receivables	342	194
Prepaid expenses and other current assets	56	286
Accounts payable	191	(1,489)
Accrued clinical trials, compensation and other liabilities	(2,368)	(2,979)

Net cash used in operating activities	(9,769)	(17,937)

Cash flows from investing activities:
Purchases of investments	(1,743)	(7,041)
Sales of investments	10,727	—
Maturities of investments	11,500	10,965
Purchases of property and equipment	(45)	(7)

Net cash provided by investing activities	20,439	3,917

Cash flows from financing activities:
Principal payments under capital leases and equipment loans	—	(158)
Proceeds from issuance of common stock	354	371

Net cash provided by financing activities	354	213

Net increase (decrease) in cash and cash equivalents	11,024	(13,807)
Cash and cash equivalents at beginning of period	41,646	77,846

Cash and cash equivalents at end of period	$52,670	$64,039

Supplementary information:
Interest paid	$—	$23

See accompanying Notes to Condensed Financial Statements.

TELIK, INC.

Notes to Condensed Financial Statements

(Unaudited)

1.	Basis of presentation and summary of significant accounting policies

We have prepared the accompanying condensed financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934 (the “Exchange Act”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We believe all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included herein. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or any other future period. The condensed balance sheet at December 31, 2007 has been derived from the audited financial statements at that date. You should read these condensed financial statements and notes in conjunction with our audited financial statements for the year ended December 31, 2007, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2008.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

Cash and cash equivalents and investments

We invest our excess cash in money market funds and in debt instruments of the U.S. government, its agencies and municipalities and corporate notes. All highly liquid investments with stated maturities of three months or less from date of purchase are classified as cash equivalents. Debt securities with original maturities greater than three months and remaining maturities less than one year are classified as short-term investments. Debt securities with remaining maturities greater than one year and which we intend to hold until maturity and all auction rate securities are classified as long-term investments. Perpetual auction rate securities with no effective maturity dates and no recent reset dates due to current market condition are classified as long-term investments.

We classify all cash equivalents and investments as available-for-sale. Available-for-sale securities are carried at estimated fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss). Realized gains or losses on the sale of investments are determined on a specific identification method, and such gains and losses are reflected as a component of interest and other income (expense), net.

Marketable security investments are evaluated periodically for impairment. We take into account general market conditions, changes in economic environment as well as specific investment attributes, such as credit downgrade or illiquidity for each investment, to estimate the fair value of our investments and to determine whether impairment is other than temporary. If it is determined that a decline of any investment is other than temporary, then the investment basis is written down to fair value and the charge would be included in interest and other income (expense), net.

Fair value measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). FAS 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities as well as for non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis in the financial statements. For all other non-financial assets and liabilities, FAS 157 will be effective for fiscal years beginning after November 15, 2008.

On January 1, 2008, we adopted the provisions of FAS 157 on a prospective basis for our financial assets and liabilities which require that we determine the fair value of financial assets and liabilities using the fair value hierarchy established in FAS 157.

FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. The objective of fair value measurement is to determine the price that would be received to sell the asset or paid to transfer the liability (an exit price) in an orderly transaction between market participants at the measurement date. The statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and that market participant assumptions include assumptions about risk and effect of a restriction on the sale or use of an asset. To increase consistency and comparability in fair value measurement and related disclosures, this statement establishes a fair value hierarchy that prioritize the inputs to valuation techniques used to measure fair value into three broad levels: (1) Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date; (2) Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly through corroboration with observable market data; and (3) Level 3 inputs are unobservable inputs for asset or liability that reflect the reporting entity’s own assumptions about risk and the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

2.	Employee stock-based compensation

Stock based compensation under FAS 123R

Employee stock-based compensation expenses recognized in the three months ended March 31, 2008 and 2007 were calculated based on awards ultimately expected to vest and have been reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In March 2008, we increased our forfeiture rate from 14.0% to 15.7% to reflect actual historical and expected cancellations of unvested options due to a higher than estimated level of terminations.

Total estimated stock-based compensation expense, related to all of our share-based payment awards, recognized under FAS 123R was comprised of the following:

	Three Months Ended March 31,
(in thousands except per share amounts)	2008	2007
Research and development	$1,213	$1,156
General and administrative	159	765

Stock-based compensation expense before taxes	1,372	1,921
Related income tax benefits	—	—

Effect on net loss	$1,372	$1,921

Effect on net loss per basic and diluted common share	$(0.03)	$(0.04)

Because we had a net operating loss carryforward as of March 31, 2008, no tax benefits for the tax deductions related to stock-based compensation expense were recognized in our condensed statements of operations. Additionally, no incremental tax benefits were recognized from stock options exercised in the three months ended March 31, 2008 and 2007, which would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities. As of March 31, 2008, $10.6 million of total unrecognized compensation costs, net of forfeitures, related to non-vested awards is expected to be recognized over a weighted average period of 2.1 years.

Valuation assumptions

The employee stock-based expense recognized under FAS 123R was determined using a Black-Scholes-Merton option valuation model (the “Black-Scholes model”). The expected volatility is a blended rate of 50% of historical volatility and 50% implied volatility since sufficient market activity exists with respect to our traded options. The expected term of options granted is based on the simplified method in accordance with Staff Accounting Bulletin No. 110 (“SAB 110”) as our historical share option exercise experience does not provide a reasonable basis for estimation. SAB 110 was effective on January 1, 2008 and provided guidance to issuers on the method allowed in developing estimates of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R), “Share-Based Payment”. SAB 110 amends SAB 107 to allow companies to continue to use the simplified method, under certain circumstances, beyond December 31, 2007. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. Assumptions used in the Black-Scholes model were as follows:

	Stock Option Plans		Stock Purchase Plan
	Three Months Ended March 31,		Three Months Ended March 31,
	2008	2007	2008	2007
Expected stock price volatility	76.7%	64.9%	87.5%	91.9%
Risk-free interest rate	2.95%	5.08%	1.71%	4.86%
Expected life (in years)	6.08	5.52	1.26	1.28
Expected dividend yield	—	—	—	—

3.	Comprehensive loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes changes in unrealized gains (losses) on investments. The activity in comprehensive loss was as follows:

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Net loss	$(9,808)	$(16,322)
Changes in unrealized gains on investments	(1,143)	31

Comprehensive loss	$(10,951)	$(16,291)

4.	Basic and diluted net loss per share

Basic and diluted net loss per share are computed by dividing net loss by the weighted average number of common shares outstanding during the period.

Outstanding options to purchase 9,636,097 and 9,540,433 shares of our common stock for the three months ended March 31, 2008 and 2007 were excluded from the diluted net loss per common share calculations because inclusion of such options was anti-dilutive.

5.	Fair value measurements

As described in Note 1, we adopted FAS 157 on January 1, 2008. FAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

The following is a summary of the estimated fair value of our cash equivalents and investments at March 31, 2008 and their corresponding valuation inputs established under FAS 157:

		Fair Value Measurement at March 31, 2008 Using
	March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Money market funds	$38,589	$38,589	$—	$—
Corporate notes	7,450	—	7,450	—
US Treasury bills	11,992	—	11,992	—
US Government agencies	4,814	—	4,814	—
Auction preferred stock	8,027	—	—	8,027
Auction rate certificates	8,631	—	—	8,631

Total	$79,503	$38,589	$24,256	$16,658

The following is a reconciliation of our investments measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	(in thousands)
	Auction Preferred Stock	Auction Rate Certificates	Total
Balance at December 31, 2007	$8,167	$—	$8,167
Transfers in	—	9,800	9,800
Unrealized losses included in other comprehensive loss	—	(1,169)	(1,169)
Impairment losses included in net loss	(140)	—	(140)

Balance at March 31, 2008	$8,027	$8,631	$16,658

Our investment portfolio includes $18.7 million (par value) in corporate and municipal notes investments with an auction reset feature (“auction rate certificates” and “auction preferred stock”), collectively known as auction rate securities, or “ARS”. Since September 2007, $8.9 million invested in ARS have failed to settle in scheduled auctions. An auction failure means that the parties wishing to sell securities could not, but does not result in the securities going into default because the issuer continues to pay interest at higher rates. In February 2008, auctions failed for the remaining $9.8 million of our ARS whose underlying assets are generally student loans which are substantially backed by the federal government. While we continue to earn interest rates on these investments, these investments are not liquid and their carrying amounts are impaired due to the adverse change in the corporate debt market.

At March 31, 2008, the fair values of our ARS were estimated through discounted cash flow models. Although these securities would typically be measured using Level 2 inputs, the failure of auctions and the lack of market activity required that these securities be measured using Level 3 inputs. The fair value of our auction preferred stock takes into account factors such as credit quality, likelihood of redemption, duration and credit default swap data points for monocline insurers. The underlying assets of our auction rate certificates are primarily comprised of student loans and their fair values were measured by considering factors such as tax status, credit quality, duration, insurance wraps, the portfolio composition of Federal Family Education Loan Program, or FFELP, and Private loans and likelihood of redemption. As a result of the lack of liquidity in the ARS market and not as a result of the quality of the underlying collateral, we recorded an unrealized loss on our auction rate certificates of $1.2 million, which is reflected in accumulated other comprehensive income in our condensed balance sheet and a write-down of approximately $140,000 in the carrying value of our auction preferred stock for the quarter ended March 31, 2008.

Because we have no visibility as to when our ARS will eventually settle, we have classified them as long-term investments on our balance sheet. Based on our ability to access our cash and other short-term investments and our expected operating cash flow needs, we do not anticipate that the lack of liquidity on these investments will affect our ability to operate our business as planned.

6.	Cash, cash equivalents, investments and restricted investments

The following is a summary of cash and cash equivalents, investments and restricted investments:

	March 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Certificate of deposits	$898	$—	$—	$898
Corporate notes	15,429	48	—	15,477
Municipal notes and bonds	9,800	—	(1,169)	8,631
Government sponsored enterprises	16,790	16	—	16,806
Cash and money market funds	40,678	—	—	40,678

Total	$83,595	$64	$(1,169)	$82,490

Reported as:
Cash and cash equivalents				$52,670
Short term investments				9,512
Restricted investments				898
Long term investments				19,410

Total				$82,490

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Certificate of deposits	$1,223	$—	$—	$1,223
Corporate notes	21,541	28	(6)	21,563
Municipal notes and bonds	9,800	—	—	9,800
Commercial paper	15,943	1	(3)	15,941
Government sponsored enterprises	40,550	18	—	40,568
Cash and money market funds	4,138	—	—	4,138

Total	$93,195	$47	$(9)	$93,233

Reported as:
Cash and cash equivalents				$41,646
Short-term investments				36,853
Restricted investments				1,123
Long-term investments				13,611

Total				$93,233

The realized gains on sales of available-for-sale investments were $12,000 for the three months ended March 31, 2008 and none for the same period in 2007. Realized gains and losses were calculated based on the specific identification method.

Investments which are in unrealized loss positions for which other-than-temporary impairments have not been recognized at March 31, 2008 and December 31, 2007, are summarized below (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
March 31, 2008	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Municipal notes & bonds	$—	$—	$8,631	$(1,169)	$8,631	$(1,169)

	Less Than 12 Months		12 Months or Greater		Total
December 31, 2007	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$9,964	$(3)	$—	$—	$9,964	$(3)
Corporate notes	5,982	(6)	—	—	5,982	(6)

Total	$15,946	$(9)	$—	$—	$15,946	$(9)

The following is a summary of the cost and estimated fair value of available-for-sale securities at March 31, 2008 and December 31, 2007, classified by stated maturity date of the security:

	March 31, 2008		December 31, 2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Mature in less than one year	$21,410	$21,504	$64,430	$64,461
Mature in one to three years	2,736	2,752	5,437	5,444
Mature in over three years	9,800	8,631	9,800	9,800
Perpetual maturity	8,900	8,027	8,900	8,167

Total	$42,846	$40,914	$88,567	$87,872

7.	Income taxes

We adopted Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”) effective January 1, 2007. The implementation of FIN 48 did not result in any increase or decrease in the liability for unrecognized tax benefits related to tax positions taken in prior periods, therefore, there was no corresponding adjustment in accumulated deficit. Our total amount of unrecognized tax benefits as of December 31, 2007 was $9.8 million.

Our only major tax jurisdiction is the United States and we are subject to U.S. federal income tax examination for the calendar years ending 2004 through 2007. Additionally, we are subject to various state income tax examinations for the 2003 through 2007 calendar tax years.

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

In January 2008, the parties to the securities class action reached an agreement in principle to settle the claims. This agreement is contingent on a number of factors, including confirmatory discovery and court approval. As such, the ultimate outcome of the class action cannot presently be determined. It is currently anticipated that the settlement will be funded primarily by proceeds from insurance. The settlement, including a statement of its terms, has been submitted to the court for preliminary approval. After preliminary approval is obtained, final approval will be sought following notice to the class.

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

The following discussion and analysis should be read in conjunction with the unaudited condensed financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 3, 2008.

TELIK, the Telik logo, TRAP, TELCYTA and TELINTRA are trademarks of Telik, Inc. All other brand names or trademarks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

Overview

Telik is engaged in the discovery, development and commercialization of small molecule drugs. We have incurred net losses since inception and expect to incur substantial and increasing losses for the next several years as we expand our research and development activities and move our product candidates into later stages of development. As of March 31, 2008, we had an accumulated deficit of $457.9 million.

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

We are subject to risks inherent in our research, development and commercialization efforts, preclinical testing, clinical trials, uncertainty of regulatory and marketing approvals, enforcement of patent and proprietary rights, the need for future capital, potential competition, use of hazardous materials and retention of key employees. In order for each of our product candidates to be commercialized, it is necessary for us to conduct preclinical tests and clinical trials, demonstrate efficacy and safety of such product candidates to the satisfaction of regulatory authorities, including the FDA, obtain marketing approval, enter into manufacturing, distribution and marketing arrangements, obtain market acceptance and, in many cases, obtain adequate reimbursement from government and private insurers. We cannot provide assurance that we will commercialize any product, generate revenues or achieve and sustain profitability in the future.

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

Product Development

TELCYTA, our first product candidate, is a small molecule tumor-activated cancer product candidate that we are evaluating to initially treat cancers that are resistant to standard chemotherapy drugs. We completed three randomized Phase 3 registration trials in platinum refractory or resistant ovarian cancer and in platinum resistant non-small cell lung cancer. On June 3, 2007, we presented final results indicating that the Phase 3 ASSIST-1 and ASSIST-2 trials did not achieve their primary endpoint of demonstrating statistically significant improvement in overall survival for TELCYTA as compared to the active controls. The ASSIST-3 trial showed a major discordance between the clinical review of the tumor scans and the independent radiology review and therefore the results of this trial have been compromised and not suitable for regulatory submission. Our subsequent analysis concluded that a subpopulation of 38 platinum resistant ovarian cancer patients in the ASSIST-3 trial had a treatment-free period of six months or more as measured from the date of completion of platinum-based chemotherapy to the date of initiation of treatment on the trial. This subgroup of patients were balanced for key ovarian cancer disease characteristics, platinum refractory or resistant status, and other prognostic or predictive factors and randomized between treatment arms with the combination of TELCYTA and carboplatin and the active control with pegylated liposmal doxorubicin, or PLD. Nineteen patients with these characteristics were in each treatment arm. A statistically significant difference in survival between the two treatment groups was observed. Median progression-free survival in this subset was 7.1 months on the TELCYTA plus carboplatin arm versus 3.5 months on the PLD arm. Median survival in the subset was 23.4 months on the TELCYTA in combination with carboplatin arm versus 12.9 months on the PLD arm.

In May 2006, we initiated another multinational randomized Phase 3 clinical trial, ASSIST-5, to evaluate TELCYTA in combination with PLD versus PLD alone as second line therapy in platinum refractory or resistant ovarian cancer. On June 4, 2007, a full clinical hold for TELCYTA was initiated by the FDA following the presentation of the Phase 3 clinical trial results at the ASCO annual meeting. As a result, we stopped enrolling new patients on TELCYTA clinical trials, and patients being treated on the trials could not receive additional treatment until such time that the FDA released the clinical hold. On June 15, 2007, the FDA converted the full clinical hold on TELCYTA to a partial hold, thereby enabling patients that had been enrolled in the ASSIST-3 and ASSIST-5 trials the opportunity to continue to receive study treatments, including TELCYTA in combination with chemotherapy, subject to re-consenting procedures. On October 12, 2007, the FDA completed their review of our TELCYTA data and removed the partial hold, permitting the resumption of TELCYTA clinical development. We plan to conduct an analysis in mid 2008 with the patients currently enrolled in the ASSIST-5 trial.

TELINTRA, our second product candidate, is a small molecule bone marrow stimulant we are developing for the treatment of blood disorders associated with low blood cell levels, such as neutropenia or anemia. Myelodysplastic syndrome, or MDS, is a disease characterized by defects in the blood-producing cells of the bone marrow, in which low blood cell levels occur. A Phase 2 clinical trial in patients with MDS was completed in December 2005 with clinically significant improvement demonstrated in all blood cell lineages and across all major MDS subtypes. TELINTRA was well-tolerated in this predominantly elderly patient population. In February 2006, we initiated a Phase 1-2a trial in MDS using a tablet formulation of TELINTRA. At the 49th annual meeting of the American Society of Hematology in December 2007, we reported positive clinical data demonstrating that TELINTRA Tablets are well tolerated and clinically active in patients with all types of MDS. In April 2008 at the 99th Annual Meeting of the American Association for

Cancer Research, we presented data highlighting TLK199, a novel glutathione analog inhibitor of the enzyme glutathione S-transferase P1-1, which induces cancer cell death, in human leukemia cells. Treatment of the leukemia cells with TLK199 also resulted in an increase of the phosphorylation of eIF2a, a key signaling event that may contribute to cancer cell death. We plan to initiate two Phase 2 clinical trials of TELINTRA Tablets in the second quarter of 2008, one for the treatment of patients with MDS and the other for the treatment of chemotherapy induced neutropenia in patients with locally advanced or metastatic non-small cell lung cancer receiving first-line chemotherapy.

TLK58747, a novel metabolically activated cytotoxic small molecule with activity not restricted to GST positive cancers, was identified in 2006 as a new product candidate. TLK58747 causes apoptosis and G2/M cell cycle arrest in a broad array of human cancer cell lines including those not expressing GST P1-1. It has shown significant anti-tumor activity in human breast, pancreatic and colon tumors in pre-clinical models of human cancer when administered either orally or by injection. We are conducting the required preclinical safety studies to support the potential filing of an IND application with the FDA.

Using our TRAP technology we discovered a MCP-1 antagonist, C243, a small molecule that has been shown to prevent leukocyte infiltration, a process linked to tissue injury in chronic autoimmune and inflammatory diseases such as multiple sclerosis, rheumatoid arthritis and atherosclerosis. In January 2007, we announced an agreement with SRI International, or SRI, under which SRI will fund and conduct preclinical studies of C243 for the potential treatment of multiple sclerosis and other autoimmune and inflammatory diseases.

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

Fair value measurements

Effective January 1, 2008, we adopted FAS 157 which establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. Fair value is defined under FAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under FAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

Level 1	Quoted prices in active markets for identical assets or liabilities;

Level 2	Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Stock-based compensation expense

On January 1, 2006, we adopted FAS 123R, and use the fair value method to account for share-based payment awards following the modified prospective method of adoption which provides for certain changes to the method for valuing stock-based compensation. Under the provisions of FAS 123R, employee stock-based compensation is estimated at the date of grant based on the employee stock award’s fair value using the Black-Scholes option-pricing model and is recognized as expense ratably over the requisite service period in a manner similar to other forms of compensation paid to employees. The Black-Scholes option-pricing model requires the use of certain subjective assumptions. The most significant of these assumptions are our estimates of the expected volatility of the market price of our stock and the expected term of the award. Our expected stock-price volatility assumption for 2007 and 2008 is a blended rate of 50% of historical volatility and 50% implied volatility since sufficient market activity exists with respect to our traded options. The expected term of options granted is based on the simplified method in accordance with the SEC Staff Accounting Bulletin No. 110 (“SAB 110”) as our historical share option exercise experience does not provide a reasonable basis for estimation. SAB 110 was effective on January 1, 2008 and provided guidance to issuers on the method allowed in developing estimates of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R), “Share-Based Payment”. SAB 110 amends SAB 107 allowing companies to continue using the simplified method, under certain circumstances, beyond December 31, 2007. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We adjusted our forfeiture rate during the first quarter of 2008 to reflect actual historical and expected cancellations of unvested options due to a higher than estimated level of terminations. See also Note 2, “Employee Stock-Based Compensation,” in the Notes to Condensed Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

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

Results of operations

Revenues

We did not record any revenues in 2007 and currently do not expect to record any revenues in 2008. Future non-product revenues, if any, will depend upon the extent to which we enter into new collaborative research agreements and the amounts of payments relating to such agreements.

Research and development expenses

Research and development expenses for the three months ended March 31, 2008 and 2007 were $8.2 million and $12.9 million. Our research and development activities consist primarily of drug development, clinical supply manufacturing, clinical activities, discovery research, screening and identification of product candidates and preclinical studies. We group these activities into two major categories: “research and preclinical” and “clinical development.”

The approximate costs associated with research and preclinical and clinical development activities were as follows:

	Three Months Ended March 31,		% Change
	2008	2007
	(In thousands, except percentages)
Research and preclinical	$4,020	$4,734	(15)%
Clinical development	4,175	8,210	(49)%

Total research and development	$8,195	$12,944	(37)%

The decrease of 37%, or $4.7 million, in research and development expenses for the three months ended March 31, 2008 compared to the same period in 2007 was principally due to the following:

•

decreased costs of approximately $2.2 million associated with headcount reduction as a result of our corporate restructuring implemented in February 2007 and corresponding reduction in personnel costs and clinical activities;

•	reduction of approximately $2.5 million as study activities in our ASSIST-1, ASSIST-2, ASSIST-3, ASSIST-5 and Phase 2 clinical trials are near completion.

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

Product	Description	Phase of Development	Actual Completion of Enrollment	Related R&D Expenses Three Months Ended March 31,
				2008	2007
				(in thousands)
TELCYTA				$3,681	$8,238
	Ovarian, ASSIST-1	Phase 3	2004
	Non-small cell lung, ASSIST-2	Phase 3	2005
	Ovarian, ASSIST-3	Phase 3	2006
	Ovarian, ASSIST-5	Phase 3	2007
	Combination (with other drugs)	Phase 2	2006
TELINTRA				849	481
	MDS	Phase 1-2	2005
	MDS Tablets	Phase 1-2a	2007
Other (1)				3,665	4,225

Total research and development expense				$8,195	$12,944

(1)	“Other” constitutes research and development activities performed by our Chemistry, Biology, Preclinical and Quality Assurance departments as these costs cannot be allocated to any individual project.

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

General and administrative expenses

	Three Months Ended March 31,		% Change
	2008	2007
	(In thousands, except percentages)
General and administrative	$2,413	$3,652	(34)%

The decrease in general and administrative expenses of 34%, or $1.2 million in the three months ended March 31, 2008 compared to the same period in 2007 was primarily due to approximately $355,000 associated with headcount reduction as a result of our corporate restructuring and lower administrative expenses. In addition, stock-based compensation expense decreased by approximately $607,000 due to the reversal of accrued expenses for cancelled stock options partially offset by expense associated with new stock options granted. In addition, legal expenses decreased for the quarter by approximately $277,000 primarily due to lower patent application and term extension activities.

We expect general and administrative expenses in 2008 to be lower compared to 2007 primarily due to lower headcount and decreased stock-based compensation expense.

Stock-Based Compensation Expense

Employee stock-based compensation expense related to our share-based payment awards recognized under SFAS 123R was as follows:

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Research and development	$1,213	$1,156
General and administrative	159	765

Stock-based compensation expense before taxes	1,372	1,921
Related income tax benefits	—	—

Effect on net loss	$1,372	$1,921

The decrease in employee stock-based compensation expense for the three months ended March 31, 2008 compared with the same period for 2007 was principally due to the reversal of accrued expense for cancelled options along with an increase in our forfeiture rate from 14.0% to 15.7% to reflect actual historical and expected cancellations of unvested options due to a higher than originally estimated level of terminations.

Restructuring costs

As a result of our workforce reduction of 38 positions, we recorded a one-time restructuring charge of approximately $1.4 million for severance costs and other charges in the quarter ending March 31, 2007. We reversed approximately $33,000 in the quarter ended June 30, 2007 as certain health benefits accrued were not utilized. The restructuring plan was completed as of June 30, 2007. We have no restructuring charge for the three months ended March 31, 2008.

Interest income and interest expense

	Three Months Ended March 31,		% Change
	2008	2007
	(In thousands, except percentages)
Interest and other income (expense), net	$800	$1,686	(53)%
Interest expense	—	(23)	(100)%

Interest and other income (expense), net resulted primarily from investment activities. The decrease of approximately $886,000 for the three months ended March 31, 2008 compared to 2007 was due to a $746,000 decrease in investment income due to lower investment cash balances and a write-down expense of approximately $140,000 of investments in auction rate securities due to changes in market conditions resulting in an other-than-temporary impairment.

There was no interest expense for the three months ended March 31, 2008 as our lease and loan obligations were fully paid off at December 31, 2007.

Liquidity and capital resources

	March 31, 2008	December 31, 2007
	(in millions, except ratios)
Cash, cash equivalents, investments and restricted investments	$82.5	$93.2
Working capital	$63.5	$69.4
Current ratio	8.2:1	7.3:1

	Three Months Ended March 31,
	2008	2007
	(in millions)
Cash (used in) / provided by:
Operating activities	$(9.8)	$(17.9)
Investing activities	$20.4	$3.9
Financing activities	$0.4	$0.2

Sources and Uses of Cash. Due to the significant research and development expenditures and the lack of any approved products to generate revenue, we have not been profitable and have generated operating losses since we incorporated in 1988. As such, we have funded our research and development operations through sale of equity securities, non-equity payments from corporate partners, interest earned on investments and equipment lease and loan financings. At March 31, 2008, we had available cash, cash equivalents, investments and restricted investments of $82.5 million. Our cash and investment balances are held in highly liquid debt instruments of the U.S. government, its agencies and municipalities, high grade corporate notes and money market funds. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk.

Cash Flows from Operating Activities. Cash used in operations for the three months ended March 31, 2008 was $9.8 million compared with $17.9 million for the same period in 2007. Net loss of $9.8 million in 2008 included non-cash charges of $1.4 million for stock-based compensation, $306,000 for depreciation and amortization and $140,000 for the write-down of marketable securities. Cash used in operations was further impacted by a $1.3 million reduction in accrued clinical trials related primarily to the near completion of our ASSIST 1, 2 and 3 clinical trials, a $534,000 reduction in accrued legal expenses related primarily to the class action lawsuit and a $474,000 decrease in accrued compensation due primarily to performance bonus payments made during the period. Cash outflows were partially offset by a decrease of $342,000 in other receivables primarily due to a reduction in investment interest receivables caused by decreasing investment balances. Operating cash outflows for the same period in 2007 resulted primarily from net loss of $16.3 million which included non-cash charges of $1.9 million for stock-based compensation and $453,000 for depreciation and amortization. Cash used in 2007 operations was further impacted by $1.5 million reduction in accounts payable, a $1.8 million reduction in accrued clinical trials related primarily to our Phase 3 clinical trials and a $1.3 million reduction in other accrued liabilities related mainly to manufacturing expenses. Cash outflows were partially offset by a decrease of $286,000 in prepaid expense and other current assets primarily due to amortization of prepaid insurance balances.

Cash Flows from Investing Activities. Cash provided by investing activities for the three months ended March 31, 2008 was $20.4 million compared with cash provided by investing activities of $3.9 million for the same period in 2007. Cash provided for the three months ended March 31, 2008 was primarily from $11.5 million in maturities of investments and $10.7 million from sales of investments offset by $1.7 million in purchases of available-for-sale investments. Capital expenditures for the same period in 2008 were $45,000, primarily for laboratory equipment purchases. Cash provided for the same period in 2007 was primarily from $11.0 million in maturities of investments offset by $7.0 million in purchases of available-for-sale investments. Capital expenditures for the same period in 2007 were $7,000, primarily for laboratory equipment purchases.

Cash Flows from Financing Activities. Cash provided by financing activities for the three months ended March 31, 2008 was approximately $354,000 compared with $213,000 for the same period in 2007. Financing activities for the three months ended March 31, 2008 was comprised of $354,000 in proceeds from stock option exercises and purchases under our employee stock purchase plan. Financing activities for the same period in 2007 was comprised primarily of $371,000 in proceeds from stock option exercises and purchases under our employee stock purchase plan, offset by $158,000 in payments under capital leases and equipment loans.

Working Capital. Working capital decreased to $63.5 million at March 31, 2008 from $69.4 million at December 31, 2007. The decrease in working capital was primarily due to our use of cash for operating expenses and our TELCYTA and TELINTRA development programs.

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

Our future contractual obligations at March 31, 2008 were as follows:

	Total	2008	2009-2010	2010-2012	After 2012
	(in thousands)
Operating leases	$22,781	$2,637	$7,330	$7,736	$5,078

We also have a contractual obligation under the terms of our manufacturing supply agreement with Organichem Corporation, wherein we are obligated to purchase a majority of our United States requirements for the active ingredient in TELCYTA for a number of years. However, we currently do not have any requirements for the active ingredient. We have agreed on a pricing schedule for such supply, which will be subject to future renegotiation after a defined time period.

We have no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The following discussion about our market risk exposure involves forward-looking statements. We do not use or hold derivative financial instruments, however we are exposed to market risk related to changes in interest rates and market conditions.

Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio. To minimize the exposure due to adverse shifts in interest rates we maintain investments of shorter maturities. Our marketable securities portfolio is primarily invested in money market funds, corporate debt securities, treasury bills and US government agencies with an average maturity of under one year and a minimum investment grade rating of A or A-1 or better to minimize credit risk. Our portfolio also includes auction rate securities currently classified as long term investments. Although changes in interest rates may affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments were sold prior to maturity. Through our money managers, we maintain risk management control systems to monitor interest rate risk. The risk management control systems use analytical techniques, including sensitivity analysis. We have operated primarily in the United States and all funding activities with our collaborators to date have been made in U.S. dollars. Accordingly, we do not have any exposure to foreign currency rate fluctuations.

Our investment portfolio includes $18.7 million (par value) in corporate and municipal notes investments with an auction reset feature (“auction rate certificates” and “auction preferred stock”), collectively known as auction rate securities, or “ARS”. Since September 2007, $8.9 million invested in ARS have failed to settle in scheduled auctions. An auction failure means that the parties wishing to sell securities could not, but does not result in the securities going into default because the issuer continues to pay interest at higher rates. In February 2008, auctions failed for the remaining $9.8 million of our ARS whose underlying assets are generally student loans which are substantially backed by the federal government. While we continue to earn interest rates on these investments, these investments are not liquid and their carrying amounts are impaired due to the adverse change in the corporate debt market.

Effective January 1, 2008, we determine the fair market values of our financial instruments based on the fair value hierarchy established in FAS 157 which requires an entity to maximize the use of observable inputs (Level 1 and Level 2 inputs) and minimize the use of unobservable inputs (Level 3 inputs) when measuring fair value. At March 31, 2008, the fair values of our ARS were estimated through discounted cash flow models. Although these securities would typically be measured using Level 2 inputs, the failure of auctions and the lack of market activity required that these securities be measured using Level 3 inputs. The fair value of our auction preferred stock takes into account factors such as credit quality, likelihood of redemption, duration and credit default swap data points for monocline insurers. The underlying assets of our auction rate certificates are primarily comprised of student loans and their fair values were measured by considering factors such as tax status, credit quality, duration, insurance wraps, the portfolio composition of Federal Family Education Loan Program, or FFELP, and Private loans and likelihood of redemption. As a result of the lack of liquidity in the ARS market and not as a result of the quality of the underlying collateral, we recorded an unrealized loss on our auction rate certificates of $1.2 million, which is reflected in accumulated other comprehensive income in our condensed balance sheet and a write-down of approximately $140,000 in the carrying value of our auction preferred stock for the quarter ended March 31, 2008.

Because we have no visibility as to when our ARS will eventually settle, we have classified them as long-term investments on our balance sheet. Based on our ability to access our cash and other short-term investments and our expected operating cash flow needs, we do not anticipate the lack of liquidity on these investments will affect our ability to operate our business as planned.

The table below presents the principal amounts and weighted-average interest rates by year of stated maturity for our investment portfolio:

	2008	2009	2010 and Beyond	Total	Fair Value at March 31, 2008
	(in thousands, except percentages)
Available-for-sale securities	$21,410	$2,736	$18,700	$42,846	$40,914
Average interest rate	2.95%	4.66%	5.82%	4.32%

Item 4.	Controls and Procedures.

Evaluation of disclosure controls and procedures. Based on our management’s evaluation (with the participation of our chief executive officer and chief financial officer), our chief executive officer and chief financial officer have concluded that, subject to limitations described below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), were effective as of March 31, 2008.

Changes in internal control over financial reporting. There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

In January 2008, the parties to the securities class action reached an agreement in principle to settle the claims. This agreement is contingent on a number of factors, including confirmatory discovery and court approval. As such, the ultimate outcome of the class action cannot presently be determined. It is currently anticipated that the settlement will be funded primarily by proceeds from insurance. The settlement, including a statement of its terms, has been submitted to the court for preliminary approval. After preliminary approval is obtained, final approval will be sought following notice to the class.

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

The risk factors described in Part II, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on March 3, 2008, are set forth below. These risk factors have not substantively changed, except for those identified by asterisk and restated below.

We have a history of net losses, which we expect to continue for the next several years. We will never be profitable unless we develop, and obtain regulatory approval and market acceptance of, our product candidates.*

Due to the significant research and development expenditures required to develop our TRAP technology and identify new product candidates, and the lack of any products to generate revenue, we have not been profitable and have incurred operating losses since we were incorporated in 1988. As of March 31, 2008, we had an accumulated deficit of $457.9 million. We expect to incur losses for the next several years as we continue our research and development activities and incur significant clinical testing and drug supply manufacturing costs. We do not anticipate that we will generate product revenue for several years. Our losses, among other things, have caused and will cause our stockholders’ equity and working capital to decrease. We expect that this trend will continue until we develop, and obtain regulatory approval and market acceptance of, our product candidates, if at all. We may never generate product revenue sufficient to become profitable.

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

If we are unable to raise adequate funds in the future, we will not be able to continue to fund our operations, research programs, preclinical testing and clinical trials to develop and manufacture our product candidates.*

The process of carrying out the development of our own unpartnered product candidates to later stages of development and developing other research programs to the stage that they may be partnered to a pharmaceutical or biotechnology company will require significant additional expenditures, including the expenses associated with preclinical testing, clinical trials and obtaining regulatory approval. We believe that our existing cash and investment securities will be sufficient to support our current operating plan until the end of 2009. Changes in our research and development plans or other changes affecting our operating expenses may affect actual future consumption of existing cash resources as well. In any event, we will require substantial additional financing to fund our operations in the future. We do not know whether additional financing will be available when needed or that, if available, we will obtain financing on terms favorable to our stockholders. As of March 31, 2008, our accumulated deficit was $457.9 million, and we expect capital outlays and operating expenditures to increase over the next several years as we expand our clinical, research and development activities. The extent of any actual increase in operating or capital spending will depend in part on the clinical success of our product candidates. If we fail to raise adequate funds on terms acceptable to us, if at all, we will not be able to continue to fund our operations, research programs, preclinical testing, clinical trials and manufacturing efforts.

The investment of our substantial cash balance and our investments in marketable debt securities are subject to risks which may cause losses and affect the liquidity of these investments.

At March 31, 2008, we had $53.6 million in cash and cash equivalents and $28.9 million in investments in marketable debt securities. We have historically invested these amounts in U.S. government agencies, municipal notes which may have an auction reset feature, corporate notes and bonds, commercial paper, money market funds meeting certain criteria. Certain of these investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. These market risks associated with our investment portfolio may have a negative adverse effect on our results of operations, liquidity and financial condition.

Approximately $19 million of our investment portfolio is invested in corporate and municipal notes investments with an auction reset feature (“auction rate certificates” and “auction preferred stock”), collectively known as auction rate securities, or ARS. Since September 2007, $8.9 million invested in ARS have failed to settle in scheduled auctions. An auction failure means that the parties wishing to sell securities could not, but does not result in the securities going into default because the issuer continues to pay interest at higher rates. In February 2008, auctions failed for the remaining $9.8 million of our ARS whose underlying assets are generally student loans which are substantially backed by the federal government. While we continue to earn interest rates on these investments, these investments are not liquid and their carrying amounts are impaired due to the adverse change in the corporate debt market. As a result we have written-down the carrying amount of these investments and recognized a loss of approximately $873,000 thru March 31, 2008 and recorded an unrealized loss of $1.2 million which is reflected in accumulated other comprehensive income in our condensed balance sheet. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record additional impairment charges on these investments.

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

Substantial future sales of our common stock by us or by our existing stockholders could cause our stock price to fall. *

Additional equity financings or other share issuances by us, including shares issued in connection with strategic alliances and corporate partnering transactions, could adversely affect the market price of our common stock. Sales by existing stockholders of a large number of shares of our common stock in the public market or the perception that additional sales could occur could cause the market price of our common stock to drop. As of March 31, 2008, 53,118,252 shares of our common stock were outstanding, of which 52,819,357 shares were freely tradable and 298,895 shares were transferable in accordance with certain volume, notice and manner of sale restrictions under Rule 144 of the Securities Act of 1933.

If we do not progress in our programs as anticipated, our stock price could decrease.*

For planning purposes, we estimate the timing of a variety of clinical, regulatory and other milestones, such as when a certain product candidate will enter clinical development, when a clinical trial will be completed or when an application for regulatory approval will be filed. Some of our estimates are included in this Quaterly Report on Form 10-Q. Our estimates are based on present facts and a variety of assumptions. Many of the underlying assumptions are outside of our control. If milestones are not achieved when we estimated that they would be, investors could be disappointed, and our stock price may decrease.

Our stock price may be volatile, you may not be able to resell your shares at or above your purchase price.*

Our stock prices and the market prices for securities of biotechnology companies in general have been highly volatile, with recent significant price and volume fluctuations, and may continue to be highly volatile in the future. For example, our stock price dropped by 71% on the day following the announcement in December 2006 that the preliminary top-line results of our first three Phase 3 trials did not meet primary end-points. During the three months ended March 31, 2008, our common stock traded between $1.80 and $3.65. You may not be able to sell your shares quickly or at the market price if trading in our stock is not active or the volume is low. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock, some of which are beyond our control:

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

In January 2008, the parties to the securities class action reached an agreement in principle to settle the claims. This agreement is contingent on a number of factors, including confirmatory discovery and court approval. It is currently anticipated that the settlement will be funded primarily by proceeds from insurance. The settlement, including a statement of its terms, has been submitted to the court for preliminary approval. After preliminary approval is obtained, final approval will be sought following notice to the class.

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

Although the parties have reached a preliminary settlement to the class action claims, the ultimate outcome of the class action cannot presently be determined. The current, and any future related or unrelated lawsuits or derivative actions, may require significant commitment of our financial and management resources and time, which may seriously harm our business, financial condition and results of operations. We cannot assure you that the allegations discussed above can be resolved without costly and protracted litigation, and the outcome may have a materially adverse impact upon our financial position, results of operations and cash flows.

In addition, the uncertainty of the currently pending litigation could lead to more volatility in our stock price. We may in the future be the target of securities class action or shareholder derivative claims similar to those described above.

Item 6.	Exhibits.

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

4.1	Specimen Stock Certificate. (3)

4.2	Ninth Amended and Restated Registration Rights Agreement, between Telik and holders of Telik’s Series B, Series E, Series F, Series G, Series H, Series I, Series J and Series K preferred stock, dated March 31, 2000. (4)

4.3	Telik’s Certificate of Designation of Series A Junior Participating Preferred Stock. (5)

4.4	Rights Agreement, between Telik and Wells Fargo Bank Minnesota, N.A., replaced by EquiServe Trust Company, N.A., as Rights Agent, dated November 2, 2001. (5)

4.5	Amendment to Rights Agreement between Telik, Inc. and Computershare Shareholder Services, Inc. and Computershare Trust Company, N.A., dated as of May 18, 2006. (6)

4.6	Second Amendment to Rights Agreement between Telik and Computershare Shareholder Services, Inc. and Computershare Trust Company, N.A., dated December 11, 2006. (7)

4.7	Amended and Restated Standstill Agreement between Telik and Eastbourne Capital Management, L.L.C. and certain related persons and entities, dated December 11, 2006. (7)

4.8	Agreement, by and among Telik, Eastbourne Capital Management, L.L.C., Black Bear Offshore Master Fund, L.P., Black Bear Fund I, L.P., Black Bear Fund II, L.L.C., and Richard J. Barry, dated May 18, 2006. (8)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Incorporated by reference to exhibits to our Annual Report on Form 10-K for the year ended December 31, 2001, as filed on March 27, 2002.

(2)	Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K dated December 11, 2007, as filed on December 14, 2007.

(3)	Incorporated by reference to exhibits to our Registration Statement on Form S-1A filed on July 3, 2000 (File No. 333-33868).

(4)	Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on April 3, 2000, as amended (File No. 333-33868).

(5)	Incorporated by reference to exhibits to our Current Report on Form 8-K dated November 2, 2001, as filed on November 5, 2001 (File No. 000-31265).

(6)	Incorporated by reference to exhibits on our Current Report on Form 8-K, dated and filed on May 18, 2006 (File No. 000-31265).

(7)	Incorporated by reference to exhibits to our Current Report on Form 8-K dated December 11, 2006, as filed on December 12, 2006.

(8)	Incorporated by reference to exhibits to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, as filed on August 3, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELIK, INC.

/s/ CYNTHIA M. BUTITTA
Cynthia M. Butitta
Chief Operating Officer and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: May 9, 2008

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

4.1	Specimen Stock Certificate. (3)

4.2	Ninth Amended and Restated Registration Rights Agreement, between Telik and holders of Telik’s Series B, Series E, Series F, Series G, Series H, Series I, Series J and Series K preferred stock, dated March 31, 2000. (4)

4.3	Telik’s Certificate of Designation of Series A Junior Participating Preferred Stock. (5)

4.4	Rights Agreement, between Telik and Wells Fargo Bank Minnesota, N.A., replaced by EquiServe Trust Company, N.A., as Rights Agent, dated November 2, 2001. (5)

4.5	Amendment to Rights Agreement between Telik, Inc. and Computershare Shareholder Services, Inc. and Computershare Trust Company, N.A., dated as of May 18, 2006. (6)

4.6	Second Amendment to Rights Agreement between Telik and Computershare Shareholder Services, Inc. and Computershare Trust Company, N.A., dated December 11, 2006. (7)

4.7	Amended and Restated Standstill Agreement between Telik and Eastbourne Capital Management, L.L.C. and certain related persons and entities, dated December 11, 2006. (7)

4.8	Agreement, by and among Telik, Eastbourne Capital Management, L.L.C., Black Bear Offshore Master Fund, L.P., Black Bear Fund I, L.P., Black Bear Fund II, L.L.C., and Richard J. Barry, dated May 18, 2006. (8)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Incorporated by reference to exhibits to our Annual Report on Form 10-K for the year ended December 31, 2001, as filed on March 27, 2002.

(2)	Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K dated December 11, 2007, as filed on December 14, 2007.

(3)	Incorporated by reference to exhibits to our Registration Statement on Form S-1A filed on July 3, 2000 (File No. 333-33868).

(4)	Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on April 3, 2000, as amended (File No. 333-33868).

(5)	Incorporated by reference to exhibits to our Current Report on Form 8-K dated November 2, 2001, as filed on November 5, 2001 (File No. 000-31265).

(6)	Incorporated by reference to exhibits on our Current Report on Form 8-K, dated and filed on May 18, 2006 (File No. 000-31265).

(7)	Incorporated by reference to exhibits to our Current Report on Form 8-K dated December 11, 2006, as filed on December 12, 2006.

(8)	Incorporated by reference to exhibits to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, as filed on August 3, 2006.