Form 10-Q
period 2008-06-30
TELIK INC
filed 2008-08-11
CIK 1109196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐     (Do not check if a smaller reporting company)

Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class: Common Stock $0.01 par value             Outstanding at July 31, 2008: 53,213,252 shares

TELIK, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

TELIK, INC.

CONDENSED BALANCE SHEETS

(In thousands)

	June 30, 2008	December 31, 2007
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$40,850	$41,646
Short-term investments	16,368	36,853
Interest and other receivables	178	601
Prepaids and other current assets	1,024	1,377

Total current assets	58,420	80,477
Property and equipment, net	2,724	3,257
Long-term investments	14,246	13,611
Restricted investments	898	1,123
Other assets	60	60

Total assets	$76,348	$98,528

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$640	$756
Accrued clinical trial costs	6,600	6,777
Accrued compensation	1,406	1,608
Accrued liabilities	1,052	831
Accrued legal and related expenses	83	1,095

Total current liabilities	9,781	11,067
Other liabilities	227	142
Commitments and contingencies
Stockholders’ equity:
Common stock	532	529
Additional paid-in capital	538,728	534,881
Accumulated other comprehensive income (loss)	(1,414)	38
Accumulated deficit	(471,506)	(448,129)

Total stockholders’ equity	66,340	87,319

Total liabilities and stockholders’ equity	$76,348	$98,528

See accompanying Notes to Condensed Financial Statements.

TELIK, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Operating costs and expenses:
Research and development	$8,236	$11,869	$16,431	$24,813
General and administrative	2,773	3,979	5,186	7,631
Restructuring costs	—	(33)	—	1,356

Total operating costs and expenses	11,009	15,815	21,617	33,800

Loss from operations	(11,009)	(15,815)	(21,617)	(33,800)
Interest and other income (expense), net	(2,560)	1,512	(1,760)	3,198
Interest expense	—	(20)	—	(43)

Net loss	$(13,569)	$(14,323)	$(23,377)	$(30,645)

Basic and diluted net loss per share	$(0.26)	$(0.27)	$(0.44)	$(0.58)

Shares used to calculate basic and diluted net loss per share	53,185	52,490	53,088	52,449

See accompanying Notes to Condensed Financial Statements.

TELIK, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(23,377)	$(30,645)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	583	874
Stock-based compensation expense	3,344	4,966
Write-down of marketable securities	3,207	—
Changes in assets and liabilities:
Other receivables	423	265
Prepaid expenses and other current assets	353	660
Accounts payable	(116)	(803)
Accrued clinical trials, compensation and other liabilities	(1,085)	(2,620)

Net cash used in operating activities	(16,668)	(27,303)

Cash flows from investing activities:
Purchases of investments	(13,611)	(7,474)
Sales of investments	15,527	50
Maturities of investments	13,500	13,965
Purchases of property and equipment	(50)	(121)

Net cash provided by investing activities	15,366	6,420

Cash flows from financing activities:
Principal payments under capital leases and equipment loans	—	(289)
Proceeds from issuance of common stock	506	545

Net cash provided by financing activities	506	256

Net decrease in cash and cash equivalents	(796)	(20,627)
Cash and cash equivalents at beginning of period	41,646	77,846

Cash and cash equivalents at end of period	$40,850	$57,219

Supplementary information:
Interest paid	$—	$43

See accompanying Notes to Condensed Financial Statements.

TELIK, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of presentation and summary of significant accounting policies

We have prepared the accompanying condensed financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We believe all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included herein. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or any other future period. The condensed balance sheet at December 31, 2007 has been derived from the audited financial statements at that date. You should read these condensed financial statements and notes in conjunction with our audited financial statements for the year ended December 31, 2007, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2008.

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

Investments are evaluated periodically for impairment. We take into account general market conditions, changes in economic environment as well as specific investment attributes, such as credit downgrade or illiquidity for each investment, to estimate the fair value of our investments and to determine whether impairment is other than temporary. If it is determined that a decline of any investment is other than temporary, then the investment basis is written down to fair value and the charge is included in interest and other income (expense), net.

Fair value measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). FAS 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities as well as for non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis in the financial statements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of FAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually.

On January 1, 2008, we adopted the provisions of FAS 157 on a prospective basis for our financial assets and liabilities only, which require that we determine the fair value of financial assets and liabilities using the fair value hierarchy established in FAS 157. For all other non-financial assets and liabilities, FAS 157 will be effective for fiscal years beginning after November 15, 2008.

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

Stock based compensation under FAS 123R

Employee stock-based compensation expenses recognized in the three and six months ended June 30, 2008 and 2007 were calculated based on awards ultimately expected to vest and have been reduced for estimated forfeitures. Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“FAS 123R”) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In March 2008, we increased our forfeiture rate from 14.0% as of December 31, 2007 to 15.7% to reflect actual historical and expected cancellations of unvested options due to a higher than estimated level of terminations.

Total estimated stock-based compensation expense, related to all of our share-based payment awards, recognized under FAS 123R was comprised of the following:

(in thousands except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Research and development	$1,268	$1,910	$2,481	$3,066
General and administrative	704	1,135	863	1,900

Stock-based compensation expense before taxes	1,972	3,045	3,344	4,966

Effect on net loss	$1,972	$3,045	$3,344	$4,966

Effect on net loss per basic and diluted common share	$(0.04)	$(0.06)	$(0.06)	$(0.09)

Because we had a net operating loss carryforward as of June 30, 2008, no tax benefits for the tax deductions related to stock-based compensation expense were recognized in our condensed statements of operations. Additionally, no incremental tax benefits were recognized from stock options exercised in the three and six months ended June 30, 2008 and 2007, which would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities. As of June 30, 2008, $8.8 million of total unrecognized compensation costs, net of forfeitures, related to non-vested awards is expected to be recognized over a weighted average period of 2 years.

Valuation assumptions

The employee stock-based expense recognized under FAS 123R was determined using a Black-Scholes-Merton option valuation model (the “Black-Scholes model”). The expected volatility is a blended rate of 50% historical volatility and 50% implied volatility since sufficient market activity exists with respect to our traded options. The expected term of options granted is based on the simplified method in accordance with Staff Accounting Bulletin No. 110 (“SAB 110”) as our historical share option exercise experience does not provide a reasonable basis for estimation. SAB 110 was effective on January 1, 2008 and provided guidance to issuers on the method allowed in developing estimates of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R), “Share-Based Payment”. SAB 110 amends SAB 107 to allow companies to continue to use the simplified method, under certain circumstances, beyond December 31, 2007. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. Assumptions used in the Black-Scholes model were as follows:

	Stock Option Plans		Stock Purchase Plan
	Three Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007
Expected stock price volatility	77.3%	70.9%	87.5%	92.9%
Risk-free interest rate	3.31%	4.77%	1.71%	4.87%
Expected life (in years)	6.08	5.79	1.26	1.25
Expected dividend yield	—	—	—	—

	Stock Option Plans		Stock Purchase Plan
	Six Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Expected stock price volatility	76.8%	65.2%	87.5%	92.9%
Risk-free interest rate	2.97%	5.07%	1.71%	4.87%
Expected life (in years)	6.08	5.53	1.26	1.25
Expected dividend yield	—	—	—	—

3.	Comprehensive loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes changes in unrealized gains (losses) on investments. The activity in comprehensive loss is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Net loss	$(13,569)	$(14,323)	$(23,377)	$(30,645)
Changes in unrealized gains (losses) on investments	(309)	(6)	(1,452)	25

Comprehensive loss	$(13,878)	$(14,329)	$(24,829)	$(30,620)

4.	Basic and diluted net loss per share

Basic and diluted net loss per share are computed by dividing net loss by the weighted average number of common shares outstanding during the period.

Outstanding options to purchase 10,774,884 and 10,064,457 shares of our common stock for the three months ended June 30, 2008 and 2007 and 10,205,491 and 9,803,893 shares of our common stock for the six months ended June 30, 2008 and 2007 were excluded from the diluted net loss per common share calculations because inclusion of such options was anti-dilutive.

5.	Fair value measurements

As described in Note 1, we adopted FAS 157 on January 1, 2008. FAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

The following is a summary of the estimated fair value of our cash equivalents and investments at June 30, 2008 and their corresponding valuation inputs established under FAS 157:

		Fair Value Measurement at June 30, 2008 Using
	June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Money market funds	$36,104	$36,104	$—	$—
Corporate notes	5,438	—	5,438	—
US Treasury bills	11,863	—	11,863	—
US Government agencies	—	—	—	—
Auction preferred stock	4,960	—	—	4,960
Auction rate certificates	8,353	—	—	8,353

Total	$66,718	$36,104	$17,301	$13,313

The following is a reconciliation of our investments measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	(in thousands)
	Auction Preferred Stock	Auction Rate Certificates	Total
Balance at December 31, 2007	$8,167	$—	$8,167
Transfers in	—	9,800	9,800
Unrealized losses included in other comprehensive loss	—	(1,447)	(1,447)
Impairment losses included in net loss	(3,207)	—	(3,207)

Balance at June 30, 2008	$4,960	$8,353	$13,313

Our investment portfolio includes $18.7 million (par value) in corporate and municipal notes investments with an auction reset feature (“auction rate certificates” and “auction preferred stock”), collectively known as auction rate securities, or “ARS”. In September 2007, $8.9 million invested in ARS had failed to settle in scheduled auctions. An auction failure means that the parties wishing to sell securities could not, but does not result in the securities going into default because the issuer continues to pay interest. In February 2008, auctions failed for the remaining $9.8 million of our ARS whose underlying assets are generally student loans which are substantially backed by the federal government. While we continue to earn interest rates on these investments, these investments are not liquid and their carrying amounts are impaired due to the adverse change in the corporate debt market.

At June 30, 2008, the fair values of our ARS were estimated using discounted cash flow models. Although these securities would typically be measured using Level 2 inputs, the failure of auctions and the lack of market activity required that these securities be measured using Level 3 inputs. The fair value of our auction preferred stock takes into account factors such as credit quality, likelihood of redemption, duration and credit default swap data points for monoline insurers. The underlying assets of our auction rate certificates are primarily comprised of student loans and their fair values were measured by considering factors such as tax status, credit quality, duration, insurance wraps, the portfolio composition of Federal Family Education Loan Program, or FFELP, and Private loans and likelihood of redemption. As a result of the lack of liquidity in the ARS market and not as a result of the quality of the underlying collateral, we recorded an unrealized loss on our auction rate certificates of $1.4 million, which is reflected in accumulated other comprehensive income in our condensed balance sheet and a charge to interest and income (expense), net of approximately $3.2 million in the carrying value of our auction preferred stock for the six months ended June 30, 2008.

Because we have no visibility as to when our ARS will eventually settle, we have classified them as long-term investments on our balance sheet. Based on our ability to access our cash and other short-term investments and our expected operating cash flow needs, we do not anticipate that the lack of liquidity on these investments will affect our ability to operate our business as planned.

6.	Cash, cash equivalents, investments and restricted investments

The following is a summary of cash and cash equivalents, investments and restricted investments:

	June 30, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Certificate of deposits	$898	$—	$—	$898
Corporate notes	10,373	25	—	10,398
Municipal notes and bonds	9,800	—	(1,447)	8,353
Government sponsored enterprises	11,855	8	—	11,863
Cash and money market funds	40,850	—	—	40,850

Total	$73,776	$33	$(1,447)	$72,362

Reported as:
Cash and cash equivalents				$40,850
Short term investments				16,368
Restricted investments				898
Long term investments				14,246

Total				$72,362

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Certificate of deposits	$1,223	$—	$—	$1,223
Corporate notes.	21,541	28	(6)	21,563
Municipal notes and bonds	9,800	—	—	9,800
Commercial paper	15,943	1	(3)	15,941
Government sponsored enterprises	40,550	18	—	40,568
Cash and money market funds	4,138	—	—	4,138

Total	$93,195	$47	$(9)	$93,233

Reported as:
Cash and cash equivalents				$41,646
Short-term investments				36,853
Restricted investments				1,123
Long-term investments				13,611

Total				$93,233

The realized gains on sales of available-for-sale investments were none for the three months and $12,000 for the six months ended June 30, 2008 and none for the same periods in 2007. Realized gains and losses were calculated based on the specific identification method.

Investments which are in unrealized loss positions for which other-than-temporary impairments have not been recognized at June 30, 2008 and December 31, 2007, are summarized below (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
June 30, 2008	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Municipal notes & bonds	$—	$—	$8,353	$(1,447)	$8,353	$(1,447)

	Less Than 12 Months		12 Months or Greater		Total
December 31, 2007	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$9,964	$(3)	$—	$—	$9,964	$(3)
Corporate notes	5,982	(6)	—	—	5,982	(6)

Total	$15,946	$(9)	$—	$—	$15,946	$(9)

The following is a summary of the cost and estimated fair value of available-for-sale securities at June 30, 2008 and December 31, 2007, classified by stated maturity date of the security:

	June 30, 2008		December 31, 2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Mature in less than one year	$16,343	$16,368	$64,430	$64,461
Mature in one to three years	924	933	5,437	5,444
Mature in over three years	9,800	8,353	9,800	9,800
Perpetual maturity	8,900	4,960	8,900	8,167

Total	$35,967	$30,614	$88,567	$87,872

7.	Income taxes

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

In January 2008, the parties to the securities class action reached an agreement in principle to settle the claims. This agreement is contingent on a number of factors, including the disposition of any objections and court approval. As such, the ultimate outcome of the class action cannot presently be determined. It is currently anticipated that the settlement will be funded primarily by proceeds from insurance. The court has given its preliminary approval of the settlement, the class has been notified, and a hearing on final approval of the settlement is currently set for September 5, 2008.

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

Overview

Telik is engaged in the discovery, development and commercialization of small molecule drugs. We have incurred net losses since inception and expect to incur substantial and increasing losses for the next several years as we expand our research and development activities and move our product candidates into later stages of development. As of June 30, 2008, we had an accumulated deficit of $471.5 million.

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

Product Development

TELCYTA, our first product candidate, is a small molecule tumor-activated cancer product candidate that we are evaluating to initially treat cancers that are resistant to standard chemotherapy drugs. We completed three randomized Phase 3 registration trials in platinum refractory or resistant ovarian cancer and in platinum resistant non-small cell lung cancer. On June 3, 2007, we presented final results indicating that the Phase 3 ASSIST-1 and ASSIST-2 trials did not achieve their primary endpoint of demonstrating statistically significant improvement in overall survival for TELCYTA as compared to the active controls. The ASSIST-3 trial showed a major discordance between the clinical review of the tumor scans and the independent radiology review and therefore the results of this trial have been compromised and are not suitable for regulatory submission. Our subsequent analysis concluded that a subpopulation of 38 platinum resistant ovarian cancer patients in the ASSIST-3 trial had a treatment-free period of six months or more as measured from the date of completion of platinum-based chemotherapy to the date of initiation of treatment on the trial. This subgroup of patients were balanced for key ovarian cancer disease characteristics, platinum refractory or resistant status, and other prognostic or predictive factors and randomized between treatment arms with the combination of TELCYTA and carboplatin and the active control with pegylated liposmal doxorubicin, or PLD. Nineteen patients with these characteristics were in each treatment arm. A statistically significant difference in survival between the two treatment groups was observed. Median progression-free survival in this subset was 7.1 months on the TELCYTA plus carboplatin arm versus 3.5 months on the PLD arm. Median survival in the subset was 23.4 months on the TELCYTA in combination with carboplatin arm versus 12.9 months on the PLD arm.

In May 2006, we initiated another multinational randomized Phase 3 clinical trial, ASSIST-5, to evaluate TELCYTA in combination with PLD versus PLD alone as second line therapy in platinum refractory or resistant ovarian cancer. On June 4, 2007, a full clinical hold for TELCYTA was initiated by the FDA following the presentation of the Phase 3 clinical trial results at the ASCO annual meeting. As a result, we stopped enrolling new patients on TELCYTA clinical trials, and patients being treated on the trials could not receive additional treatment until such time that the FDA released the clinical hold. On June 15, 2007, the FDA converted the full clinical hold on TELCYTA to a partial hold, thereby enabling patients that had been enrolled in the ASSIST-3 and ASSIST-5 trials the opportunity to continue to receive study treatments, including TELCYTA in combination with chemotherapy, subject to re-consenting procedures. On October 12, 2007, the FDA completed their review of our TELCYTA data and removed the partial hold, permitting the resumption of TELCYTA clinical development. No further patients were enrolled in the ASSIST-5 trial since the FDA removal of the partial hold and the study on patients enrolled prior to June 2007 has now been completed. We are in the process of analyzing data from patients enrolled in this trial.

TELINTRA, our second product candidate, is a small molecule bone marrow stimulant we are developing for the treatment of blood disorders associated with low blood cell levels, such as neutropenia or anemia. Myelodysplastic syndrome, or MDS, is a disease characterized by defects in the blood-producing cells of the bone marrow, in which low blood cell levels occur. A Phase 2 clinical trial in patients with MDS was completed in December 2005 with clinically significant improvement demonstrated in all blood cell lineages and across all major MDS subtypes. TELINTRA was well-tolerated in this predominantly elderly patient population. In February 2006, we initiated a Phase 1-2a trial in MDS using a tablet formulation of TELINTRA. At the 49th annual meeting of the American Society of Hematology in December 2007, we reported positive clinical data demonstrating that TELINTRA Tablets are well tolerated and clinically active in patients with all types of MDS. In April 2008 at the 99th Annual Meeting of the American Association for Cancer Research, we presented data highlighting TLK199, a novel glutathione analog inhibitor of the enzyme glutathione S-transferase P1-1, which induces cancer cell death, in human leukemia cells. Treatment of the leukemia cells with TLK199 also resulted in an increase of the phosphorylation of eIF2a, a key signaling event that may contribute to cancer cell death. In May 2008, we initiated two Phase 2 clinical trials of TELINTRA Tablets, one for the treatment of patients with MDS and the other for the treatment of chemotherapy induced neutropenia, or CIN, in patients with locally advanced or metastatic non-small cell lung cancer receiving first-line chemotherapy. The randomized Phase 2 study in MDS is expected to enroll 86 patients and the randomized Phase 2 in CIN is expected to enroll 135 patients.

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

Fair value measurements

Effective January 1, 2008, we adopted FAS 157 which establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of FAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, we have adopted the provisions of FAS 157 with respect to our financial assets and liabilities only.

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

Research and development expenses

Research and development expenses for the three months ended June 30, 2008 and 2007 were $8.2 million and $11.9 million. Research and development expenses for the six months ended June 30, 2008 and 2007 were $16.4 million and $24.8 million. Our research and development activities consist primarily of drug development, clinical supply manufacturing, clinical activities, discovery research, screening and identification of product candidates and preclinical studies. We group these activities into two major categories: “research and preclinical” and “clinical development.”

The approximate costs associated with research and preclinical and clinical development activities were as follows:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2008	2007		2008	2007
	(In thousands, except percentages)
Research and preclinical	$3,713	$4,655	(20)%	$7,733	$9,389	(18)%
Clinical development	4,523	7,214	(37)%	8,698	15,424	(44)%

Total research and development	$8,236	$11,869	(31)%	$16,431	$24,813	(34)%

The decrease of 31%, or $3.6 million, in research and development expenses for the three months ended June 30, 2008 compared to the same period in 2007 was principally due to the following:

•	decreased costs of approximately $1.2 million associated with headcount reduction and corresponding reduction in personnel costs and clinical activities;

•	reduction of approximately $1.8 million as Phase 3 clinical trial study activities in our ASSIST-1, ASSIST-2, ASSIST-3 and ASSIST-5 are near completion;

•	lower stock-based compensation expense of approximately $642,000 primarily due to an increase in our forfeiture rate and complete vesting of stock options granted in earlier periods.

The decrease of 34%, or $8.4 million, in research and development expenses for the six months ended June 30, 2008 compared to the same period in 2007 was principally due to the following:

•	decreased costs of approximately $3.4 million associated with headcount reduction including our corporate restructuring implemented in February 2007 and corresponding reduction in clinical activities;

•	reduction of approximately $4.1 million as Phase 3 clinical trial study activities in our ASSIST-1, ASSIST-2, ASSIST-3 and ASSIST-5 are near completion;

•

decrease of approximately $518,000 in Phase 2 study expenses in TELCYTA Phase 1-2 clinical trials in ovarian and lung cancer combination and TELINTRA Phase 1-2a clinical trials in MDS, and partially offset by a $294,000 increase in drug supply costs for two new TELINTRA Tablets clinical trials;

•	lower stock-based compensation expense of approximately $584,000 primarily due to an increase in our forfeiture rate and complete vesting of stock options granted in earlier periods.

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

Product	Description	Phase of Development	Estimated or Actual Completion of Enrollment	Related R&D Expenses Six Months Ended June 30,
				2008	2007
				(in thousands)
TELCYTA				$7,496	$15,006
	Ovarian, ASSIST-1	Phase 3	2004
	Non-small cell lung, ASSIST-2	Phase 3	2005
	Ovarian, ASSIST-3	Phase 3	2006
	Ovarian, ASSIST-5	Phase 3	2007
	Combination (with other drugs)	Phase 2	2006
TELINTRA				1,846	1,189
	MDS	Phase 1-2	2005
	MDS Tablets	Phase 1-2a	2007
	MDS Tablets	Phase 2	2009
	CIN Tablets	Phase 2	2009
Other (1)				7,089	8,618

Total research and development expense				$16,431	$24,813

(1)	“Other” constitutes research and development activities performed by our Chemistry, Biology, Preclinical and Quality Assurance departments as these costs cannot be allocated to any individual project.

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

General and administrative expenses

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2008	2007		2008	2007
	(In thousands, except percentages)
General and administrative	$2,773	$3,979	(30)%	$5,186	$7,631	(32)%

The decrease in general and administrative expenses of 30%, or $1.2 million in the three months ended June 30, 2008 compared to the same period in 2007 was primarily due to approximately $774,000 associated with headcount reduction as well as lower marketing and patent application expenses. In addition, stock-based compensation expense decreased by approximately $431,000 due to an increase in our forfeiture rate and complete vesting of stock options granted in earlier periods.

The decrease in general and administrative expenses of 32%, or $2.4 million in the six months ended June 30, 2008 compared to the same period in 2007 was primarily due to approximately $954,000 associated with headcount reduction and lower marketing expenses. In addition, legal expenses decreased by approximately $452,000 primarily due to lower patent application and term extension activities. Stock-based compensation expense also decreased by approximately $1.0 million due to an increase in our forfeiture rate and complete vesting of stock options granted in earlier periods.

We expect general and administrative expenses in 2008 to be lower compared to 2007 primarily due to lower headcount and decreased stock-based compensation expense.

Stock-Based Compensation Expense

Employee stock-based compensation expense related to our share-based payment awards recognized under SFAS 123R was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Research and development	$1,268	1,910	$2,481	$3,066
General and administrative	704	1,135	863	1,900

Stock-based compensation expense before taxes	1,972	3,045	3,344	4,966
Related income tax benefits	—	—	—	—

Effect on net loss	$1,972	$3,045	$3,344	$4,966

The decrease in employee stock-based compensation expense for the six months ended June 30, 2008 compared with the same period for 2007 was principally due to complete vesting of stock options granted in earlier periods along with an increase in our forfeiture rate from 11.4% to 15.7% to reflect actual historical and expected cancellations of unvested options due to a higher than originally estimated level of terminations.

Restructuring costs

As a result of our workforce reduction of 38 positions, we recorded a one-time restructuring charge of approximately $1.4 million for severance costs and other charges in the quarter ended March 31, 2007. We reversed approximately $33,000 in the quarter ended June 30, 2007 as certain health benefits accrued were not utilized. The restructuring plan was completed as of June 30, 2007. We have no restructuring charge for the three and six months ended June 30, 2008.

Interest income and interest expense

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2008	2007		2008	2007
	(In thousands, except percentages)
Interest and other income (expense), net	$(2,560)	$1,512	(269)%	$(1,760)	$3,198	(155)%
Interest expense	—	(20)	100%	—	(43)	100%

Interest and other income (expense), net resulted primarily from investment activities. The decrease of approximately $4.1 million for the three months ended June 30, 2008 compared to 2007 was due to a $1.0 million decrease in investment income as a result of lower investment cash balances and lower interest rates and a write-down expense of approximately $3.1 million of investments in auction rate securities due to changes in market conditions resulting in an other-than-temporary impairment.

The decrease of approximately $5.0 million for the six months ended June 30, 2008 compared to 2007 was due to a $1.8 million decrease in investment income as a result of lower investment cash balances and lower interest rates and a write-down expense of approximately $3.2 million of investments in auction rate securities due to changes in market conditions resulting in an other-than-temporary impairment.

There was no interest expense for the three and six months ended June 30, 2008 as our lease and loan obligations were fully paid off at December 31, 2007.

Liquidity and capital resources

	June 30, 2008	December 31, 2007
	(in millions, except ratios)
Cash, cash equivalents, investments and restricted investments	$72.4	$93.2
Working capital	$48.6	$69.4
Current ratio	6.0:1	7.3:1

	Six Months Ended June 30,
	2008	2007
	(in millions)
Cash (used in) / provided by:
Operating activities	$(16.7)	$(27.3)
Investing activities	$15.4	$6.4
Financing activities	$0.5	$0.3

Sources and Uses of Cash. Due to the significant research and development expenditures and the lack of any approved products to generate revenue, we have not been profitable and have generated operating losses since we incorporated in 1988. As such, we have funded our research and development operations through sale of equity securities, non-equity payments from corporate partners, interest earned on investments and equipment lease and loan financings. At June 30, 2008, we had available cash, cash equivalents, investments and restricted investments of $72.4 million. Our cash and investment balances are held in a variety of interest-bearing instruments including obligations of U.S. government agencies, high-grade corporate and municipal bonds, auction rate preferred securities and money market accounts. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk.

Cash Flows from Operating Activities. Cash used in operations for the six months ended June 30, 2008 was $16.7 million compared with $27.3 million for the same period in 2007. Net loss of $23.4 million in 2008 included non-cash charges of $3.3 million for stock-based compensation, $583,000 for depreciation and amortization and $3.2 million for the write-down of marketable securities. Cash used in operations was further impacted by a $1.0 million reduction in accrued legal and related expenses primarily for amounts paid in connection with the class action lawsuit discussed in the section entitled “Legal Proceedings,” below, and were partially offset by a decrease of $434,000 in interest receivables as a result of lower interest rates and investment balances. Operating cash outflows for the same period in 2007 resulted primarily from net loss of $30.6 million which included non-cash charges of $5.0 million for stock-based compensation and $874,000 for depreciation and amortization. Cash used in operations was further impacted by a $2.1 million reduction in accrued clinical trials related primarily to the near completion of our Phase 3 clinical trials, a $1.4 million reduction in other accrued liabilities related mainly to manufacturing expenses and a $803,000 reduction in accounts payable. Cash outflows were partially offset by a decrease of $660,000 in prepaid expense and other current assets primarily due to amortization of prepaid insurance balances.

Cash Flows from Investing Activities. Cash provided by investing activities for the six months ended June 30, 2008 was $15.4 million compared with cash provided by investing activities of $6.4 million for the same period in 2007. Cash provided for the six months ended June 30, 2008 was primarily from $13.5 million in maturities of investments and $15.5 million from sales of investments offset by $12.2 million in purchases of available-for-sale investments and an unrealized loss of $1.4 million on our auction rate certificates. Cash provided for the same period in 2007 was primarily $14.0 million in maturities of investments and $50,000 from sales of investments offset by $7.5 million in purchases of available-for-sale investments.

Cash Flows from Financing Activities. Cash provided by financing activities for the six months ended June 30, 2008 was approximately $506,000 compared with $256,000 for the same period in 2007. Financing activities for the six months ended June 30, 2008 was comprised of $506,000 in proceeds from stock option exercises and purchases under our employee stock purchase plan. Financing activities for the same period in 2007 was comprised primarily of $545,000 in proceeds from stock option exercises and purchases under our employee stock purchase plan, offset by $289,000 in payments under capital leases and equipment loans.

Working Capital. Working capital decreased to $48.6 million at June 30, 2008 from $69.4 million at December 31, 2007. The decrease in working capital was primarily due to our use of cash for operating expenses and our TELCYTA and TELINTRA development programs.

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

Our future contractual obligations at June 30, 2008 were as follows:

	Total	2008	2009-2010	2011-2012	After 2012
	(in thousands)
Operating leases	$21,922	$1,760	$7,346	$7,738	$5,078

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

Our investment portfolio includes $18.7 million (par value) in corporate and municipal notes investments with an auction reset feature (“auction rate certificates” and “auction preferred stock”), collectively known as auction rate securities, or “ARS”. In September 2007, $8.9 million invested in ARS had failed to settle in scheduled auctions. An auction failure means that the parties wishing to sell securities could not, but does not result in the securities going into default because the issuer continues to pay interest. In February 2008, auctions failed for the remaining $9.8 million of our ARS whose underlying assets are generally student loans which are substantially backed by the federal government. While we continue to earn interest rates on these investments, these investments are not liquid and their carrying amounts are impaired due to the adverse change in the corporate debt market.

Effective January 1, 2008, we determine the fair market values of our financial instruments based on the fair value hierarchy established in FAS 157 which requires an entity to maximize the use of observable inputs (Level 1 and Level 2 inputs) and minimize the use of unobservable inputs (Level 3 inputs) when measuring fair value. At June 30, 2008, the fair values of our ARS were estimated using discounted cash flow models. Although these securities would typically be measured using Level 2 inputs, the failure of auctions and the lack of market activity required that these securities be measured using Level 3 inputs. The fair value of our auction preferred stock takes into account factors such as credit quality, likelihood of redemption, duration and credit default swap data points for monoline insurers. The underlying assets of our auction rate certificates are primarily comprised of student loans and their fair values were measured by considering factors such as tax status, credit quality, duration, insurance wraps, the portfolio composition of Federal Family Education Loan Program, or FFELP, and Private loans and likelihood of redemption. As a result of the lack of liquidity in the ARS market and not as a result of the quality of the underlying collateral, we recorded an unrealized loss on our auction rate certificates of $1.4 million, which is reflected in accumulated other comprehensive income in our condensed balance sheet and a charge to interest and other income (expense), net of approximately $3.2 million in the carrying value of our auction preferred stock for the six months ended June 30, 2008.

Because we have no visibility as to when our ARS will eventually settle, we have classified them as long-term investments on our balance sheet. Based on our ability to access our cash and other short-term investments and our expected operating cash flow needs, we do not anticipate the lack of liquidity on these investments will affect our ability to operate our business as planned.

The table below presents the principal amounts and weighted-average interest rates by year of stated maturity for our investment portfolio:

	2008	2009	2010 and Beyond	Total	Fair Value at June 30, 2008
	(in thousands, except percentages)
Available-for-sale securities	$14,390	$2,877	$18,700	$35,967	$30,614
Average interest rate	3.07%	3.10%	2.49%	2.77%

Item 4.	Controls and Procedures.

Evaluation of disclosure controls and procedures. Based on our management’s evaluation (with the participation of our chief executive officer and chief financial officer), our chief executive officer and chief financial officer have concluded that, subject to limitations described below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), were effective as of June 30, 2008.

Changes in internal control over financial reporting. There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

In January 2008, the parties to the securities class action reached an agreement in principle to settle the claims. This agreement is contingent on a number of factors, including the disposition of any objections and court approval. As such, the ultimate outcome of the class action cannot presently be determined. It is currently anticipated that the settlement will be funded primarily by proceeds from insurance. The court has given its preliminary approval of the settlement, the class has been notified, and a hearing on final approval of the settlement is currently set for September 5, 2008.

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

We have a history of net losses, which we expect to continue for the next several years. We will never be profitable unless we develop, and obtain regulatory approval and market acceptance of, our product candidates.*

Due to the significant research and development expenditures required to develop our TRAP technology and identify new product candidates, and the lack of any products to generate revenue, we have not been profitable and have incurred operating losses since we were incorporated in 1988. As of June 30, 2008, we had an accumulated deficit of $471.5 million. We expect to incur losses for the next several years as we continue our research and development activities and incur significant clinical testing and drug supply manufacturing costs. We do not anticipate that we will generate product revenue for several years. Our losses, among other things, have caused and will cause our stockholders’ equity and working capital to decrease. We expect that this trend will continue until we develop, and obtain regulatory approval and market acceptance of, our product candidates, if at all. We may never generate product revenue sufficient to become profitable.

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

In January 2007, we completed a Phase 2 clinical trial of the intravenous formulation of TELINTRA in MDS, a form of pre-leukemia, to evaluate safety, pharmacokinetics, pharmacodynamics and efficacy. In February 2006, we initiated a Phase 1-2a clinical trial of a tablet formulation of TELINTRA in MDS and announced final data at the American Society of Hematology meeting in December 2007. . In May 2008, we initiated two Phase 2 clinical trials of TELINTRA Tablets, one for the treatment of patients with MDS and the other for the treatment of chemotherapy induced neutropenia, or CIN, in patients with locally advanced or metastatic non-small cell lung cancer receiving first-line chemotherapy. Our success depends in part on our ability to continue clinical development of TELINTRA or advance our preclinical product candidates.

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

If we are unable to raise adequate funds in the future, we will not be able to continue to fund our operations, research programs, preclinical testing and clinical trials to develop and manufacture our product candidates.*

The process of carrying out the development of our own unpartnered product candidates to later stages of development and developing other research programs to the stage that they may be partnered to a pharmaceutical or biotechnology company will require significant additional expenditures, including the expenses associated with preclinical testing, clinical trials and obtaining regulatory approval. We believe that our existing cash and investment securities will be sufficient to support our current operating plan until the end of 2009. Changes in our research and development plans or other changes affecting our operating expenses may affect actual future consumption of existing cash resources as well. In any event, we will require substantial additional financing to fund our operations in the future. We do not know whether additional financing will be available when needed or that, if available, we will obtain financing on terms favorable to our stockholders. As of June 30, 2008, our accumulated deficit was $471.5 million, and we expect capital outlays and operating expenditures to increase over the next several years as we expand our clinical, research and development activities. The extent of any actual increase in operating or capital spending will depend in part on the clinical success of our product candidates. If we fail to raise adequate funds on terms acceptable to us, if at all, we will not be able to continue to fund our operations, research programs, preclinical testing, clinical trials and manufacturing efforts.

The investment of our substantial cash balance and our investments in marketable debt securities are subject to risks, have resulted in a lack of liquidity which may cause losses and continue to affect the liquidity of these investments.*

At June 30, 2008, we had $40.9 million in cash and cash equivalents and $30.6 million in investments in marketable debt securities. We have historically invested these amounts in U.S. government agencies, municipal notes which may have an auction reset feature, corporate notes and bonds, commercial paper, money market funds meeting certain criteria. Certain of these investments are subject to general credit, liquidity, market and interest rate risks, which have been exacerbated by U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. These market risks associated with our investment portfolio may have a negative adverse effect on our results of operations, liquidity and financial condition.

$18.7 million (par value) of our investment portfolio is invested in corporate and municipal notes investments with an auction reset feature (“auction rate certificates” and “auction preferred stock”), collectively known as auction rate securities, or ARS. In September 2007, $8.9 million invested in ARS had failed to settle in scheduled auctions. An auction failure means that the parties wishing to sell securities could not, but does not result in the securities going into default because the issuer continues to pay interest. In February 2008, auctions failed for the remaining $9.8 million of our ARS whose underlying assets are generally student loans which are substantially backed by the federal government. These investments are not liquid and their carrying amounts are impaired due to the adverse change in the corporate debt market. As a result we have written-down the carrying amount of these investments and recognized a loss of approximately $3.9 million thru June 30, 2008. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record additional impairment charges on these investments. There can be no assurance as to the timing of when, or if the market for ARS will recover in a manner that will allow us to receive a return of some or all of our principal or to meet our liquidity needs. If we are unable to liquidate our ARS to obtain funds when needed we may be unable to fund our operations.

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

Substantial future sales of our common stock by us or by our existing stockholders could cause our stock price to fall. *

Additional equity financings or other share issuances by us, including shares issued in connection with strategic alliances and corporate partnering transactions, could adversely affect the market price of our common stock. Sales by existing stockholders of a large number of shares of our common stock in the public market or the perception that additional sales could occur could cause the market price of our common stock to drop. As of June 30, 2008, 53,213,252 shares of our common stock were outstanding, of which 52,914,357 shares were freely tradable and 298,895 shares were transferable in accordance with certain volume, notice and manner of sale restrictions under Rule 144 of the Securities Act of 1933.

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

Our stock price may be volatile, you may not be able to resell your shares at or above your purchase price.*

Our stock prices and the market prices for securities of biotechnology companies in general have been highly volatile, with recent significant price and volume fluctuations, and may continue to be highly volatile in the future. For example, our stock price dropped by 71% on the day following the announcement in December 2006 that the preliminary top-line results of our first three Phase 3 trials did not meet primary end-points. During the six months ended June 30, 2008, our common stock traded between $1.18 and $3.65. You may not be able to sell your shares quickly or at the market price if trading in our stock is not active or the volume is low. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock, some of which are beyond our control:

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

We have been, and in the future may be, subject to securities class action lawsuits and shareholder derivative actions. These, and potential similar or related litigation, could result in substantial damages and may divert management’s time and attention from our business. *

Beginning on June 6, 2007, a series of putative securities class action lawsuits were filed in the United States District Courts for the Southern District of New York and the Northern District of California, naming as defendants Telik, Inc. and certain of our current officers, one of whom is also a director. The complaints filed in the Southern District of New York, which were consolidated and amended in 2007, also name as defendants the underwriters of our November 2003 and/or January 2005 stock offerings. Plaintiffs in the Northern District of California subsequently voluntarily dismissed their complaints without prejudice. All of the complaints allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 arising out of the issuance of allegedly false and misleading statements about our business and prospects, including the efficacy, safety and likelihood of success of our drug TELCYTA. The allegations of the consolidated amended complaint are similar, but more narrow than the original complaints. Plaintiffs seek unspecified damages and injunctive relief on behalf of purchasers of our common stock during the period between March 27, 2003 and June 4, 2007, including purchasers in the January 2005 stock offering.

In January 2008, the parties to the securities class action reached an agreement in principle to settle the claims. This agreement is contingent on a number of factors, including the disposition of any objections and court approval. It is currently anticipated that the settlement will be funded primarily by proceeds from insurance. The court has given its preliminary approval of the settlement, the class has been notified, and a hearing on final approval of the settlement is currently set for September 5, 2008.

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

We held our 2008 Annual Meeting of Stockholders on May 21, 2008. At the annual meeting, our stockholders voted to re-elect certain members of our board of directors and to ratify the selection of our independent registered public accounting firm. The results of the voting were as follows:

1.	To approve the election of Edward W. Cantrall, Ph.D., to hold office as a director until the 2011 Annual Meeting of Stockholders.

FOR: 42,732,238                 WITHHOLD: 5,660,136

To approve the election of Steven R. Goldring, M.D., to hold office as a director until the 2011 Annual Meeting of Stockholders.

FOR: 42,724,327                 WITHHOLD: 5,668,047

The other directors whose term of office as a director continued after the Annual Meeting of Stockholders are Stefan Ryser, Ph.D., Robert W. Frick, Mary Ann Gray, Ph.D., Michael M. Wick, M.D., Ph.D., Richard B. Newman, and Herwig von Morzé, Ph.D.

2.	To ratify the selection of Ernst & Young LLP as the independent registered public accounting firm of Telik for its fiscal year ending December 31, 2008.

FOR: 42,879,694                 WITHHOLD: 163,359             ABSTAIN: 5,349,321

BROKER NON-VOTES: -0-

Item 6.	Exhibits.

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

4.1	Specimen Stock Certificate. (3)

4.2	Ninth Amended and Restated Registration Rights Agreement, between Telik and holders of Telik’s Series B, Series E, Series F, Series G, Series H, Series I, Series J and Series K preferred stock, dated March 31, 2000. (4)

4.3	Telik’s Certificate of Designation of Series A Junior Participating Preferred Stock. (5)

4.4	Rights Agreement, between Telik and Wells Fargo Bank Minnesota, N.A., replaced by EquiServe Trust Company, N.A., as Rights Agent, dated November 2, 2001. (5)

4.5	Amendment to Rights Agreement between Telik, Inc. and Computershare Shareholder Services, Inc. and Computershare Trust Company, N.A., dated as of May 18, 2006. (6)

4.6	Second Amendment to Rights Agreement between Telik and Computershare Shareholder Services, Inc. and Computershare Trust Company, N.A., dated December 11, 2006. (7)

4.7	Amended and Restated Standstill Agreement between Telik and Eastbourne Capital Management, L.L.C. and certain related persons and entities, dated December 11, 2006. (7)

4.8	Agreement, by and among Telik, Eastbourne Capital Management, L.L.C., Black Bear Offshore Master Fund, L.P., Black Bear Fund I, L.P., Black Bear Fund II, L.L.C., and Richard J. Barry, dated May 18, 2006. (8)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 2001, as filed on March 27, 2002 (File No. 000-31265).

(2)	Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K dated December 11, 2007, as filed on December 14, 2007 (File No. 000-31265).

(3)	Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1A filed on July 3, 2000 (File No. 333-33868).

(4)	Incorporated by reference to Exhibit4.2 to our Registration Statement on Form S-1 filed on April 3, 2000, as amended (File No. 333-33868).

(5)	Incorporated by reference to exhibits to our Current Report on Form 8-K dated November 2, 2001, as filed on November 5, 2001 (File No. 000-31265).

(6)	Incorporated by reference to Exhibit 4.5 on our Current Report on Form 8-K, dated and filed on May 18, 2006 (File No. 000-31265).

(7)	Incorporated by reference to exhibits to our Current Report on Form 8-K dated December 11, 2006, as filed on December 12, 2006 (File No. 000-31265).

(8)	Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, as filed on August 3, 2006 (File No. 000-31265).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELIK, INC.

/s/ CYNTHIA M. BUTITTA
Cynthia M. Butitta Chief Operating Officer and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date: August 11, 2008

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

4.1	Specimen Stock Certificate. (3)

4.2	Ninth Amended and Restated Registration Rights Agreement, between Telik and holders of Telik’s Series B, Series E, Series F, Series G, Series H, Series I, Series J and Series K preferred stock, dated March 31, 2000. (4)

4.3	Telik’s Certificate of Designation of Series A Junior Participating Preferred Stock. (5)

4.4	Rights Agreement, between Telik and Wells Fargo Bank Minnesota, N.A., replaced by EquiServe Trust Company, N.A., as Rights Agent, dated November 2, 2001. (5)

4.5	Amendment to Rights Agreement between Telik, Inc. and Computershare Shareholder Services, Inc. and Computershare Trust Company, N.A., dated as of May 18, 2006. (6)

4.6	Second Amendment to Rights Agreement between Telik and Computershare Shareholder Services, Inc. and Computershare Trust Company, N.A., dated December 11, 2006. (7)

4.7	Amended and Restated Standstill Agreement between Telik and Eastbourne Capital Management, L.L.C. and certain related persons and entities, dated December 11, 2006. (7)

4.8	Agreement, by and among Telik, Eastbourne Capital Management, L.L.C., Black Bear Offshore Master Fund, L.P., Black Bear Fund I, L.P., Black Bear Fund II, L.L.C., and Richard J. Barry, dated May 18, 2006. (8)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 2001, as filed on March 27, 2002 (File No. 000-31265).

(2)	Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K dated December 11, 2007, as filed on December 14, 2007 (File No. 000-31265).

(3)	Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1A filed on July 3, 2000 (File No. 333-33868).

(4)	Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-1 filed on April 3, 2000, as amended (File No. 333-33868).

(5)	Incorporated by reference to exhibits to our Current Report on Form 8-K dated November 2, 2001, as filed on November 5, 2001 (File No. 000-31265).

(6)	Incorporated by reference to Exhibit 4.5 on our Current Report on Form 8-K, dated and filed on May 18, 2006 (File No. 000-31265).

(7)	Incorporated by reference to exhibits to our Current Report on Form 8-K dated December 11, 2006, as filed on December 12, 2006 (File No. 000-31265).

(8)	Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, as filed on August 3, 2006 (File No. 000-31265).