Form 10-Q
period 2008-09-30
TELIK INC
filed 2008-11-05
CIK 1109196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class: Common Stock $0.01 par value	Outstanding at October 31, 2008: 53,289,577 shares

TELIK, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

TELIK, INC.

CONDENSED BALANCE SHEETS

(In thousands)

	September 30, 2008	December 31, 2007
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$35,893	$41,646
Short-term investments	15,387	36,853
Interest and other receivables	163	601
Prepaids and other current assets	960	1,377

Total current assets	52,403	80,477
Property and equipment, net	2,484	3,257
Long-term investments	12,453	13,611
Restricted investments	898	1,123
Other assets	60	60

Total assets	$68,298	$98,528

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,184	$756
Accrued clinical trial costs	3,579	6,777
Accrued compensation	1,587	1,608
Accrued liabilities	879	831
Accrued legal and related expenses	53	1,095

Total current liabilities	8,282	11,067
Other liabilities	269	142
Commitments and contingencies
Stockholders’ equity:
Common stock	533	529
Additional paid-in capital	540,321	534,881
Accumulated other comprehensive income (loss)	(1,592)	38
Accumulated deficit	(479,515)	(448,129)

Total stockholders’ equity	59,747	87,319

Total liabilities and stockholders’ equity	$68,298	$98,528

See accompanying Notes to Condensed Financial Statements.

TELIK, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Operating costs and expenses:
Research and development	$4,820	$9,387	$21,251	$34,200
General and administrative	2,822	3,661	8,008	11,292
Restructuring costs	199	—	199	1,356

Total operating costs and expenses	7,841	13,048	29,458	46,848

Loss from operations	(7,841)	(13,048)	(29,458)	(46,848)
Interest and other income (expense), net	(168)	1,424	(1,928)	4,622
Interest expense	—	(25)	—	(68)

Net loss	$(8,009)	$(11,649)	$(31,386)	$(42,294)

Basic and diluted net loss per share	$(0.15)	$(0.22)	$(0.59)	$(0.81)

Shares used to calculate basic and diluted net loss per share	53,241	52,574	53,139	52,491

See accompanying Notes to Condensed Financial Statements.

TELIK, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(31,386)	$(42,294)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	823	1,282
Stock-based compensation expense	4,895	6,838
Write-down of marketable securities	3,877	—
Changes in assets and liabilities:
Other receivables	438	207
Prepaid expenses and other current assets	417	184
Accounts payable	1,428	(1,401)
Accrued clinical trials, compensation and other liabilities	(4,086)	(4,253)

Net cash used in operating activities	(23,594)	(39,437)

Cash flows from investing activities:
Purchases of investments	(13,685)	(26,029)
Sales of investments	15,527	50
Maturities of investments	15,500	27,905
Purchases of property and equipment	(50)	(163)

Net cash provided by investing activities	17,292	1,763

Cash flows from financing activities:
Principal payments under capital leases and equipment loans	—	(385)
Proceeds from issuance of common stock	549	625

Net cash provided by financing activities	549	240

Net decrease in cash and cash equivalents	(5,753)	(37,434)
Cash and cash equivalents at beginning of period	41,646	77,846

Cash and cash equivalents at end of period	$35,893	$40,412

Supplementary information:
Interest paid	$—	$68

See accompanying Notes to Condensed Financial Statements.

TELIK, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of presentation and summary of significant accounting policies

We have prepared the accompanying condensed financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We believe all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included herein. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or any other future period. The condensed balance sheet at December 31, 2007 has been derived from the audited financial statements at that date. You should read these condensed financial statements and notes in conjunction with our audited financial statements for the year ended December 31, 2007, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 3, 2008.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

Cash and cash equivalents and investments

We invest our excess cash in money market funds, debt instruments of the U.S. government, its agencies and municipalities, and corporate notes. All highly liquid investments with stated maturities of three months or less from date of purchase are classified as cash equivalents. Debt securities with original maturities greater than three months and remaining maturities less than one year are classified as short-term investments. Debt securities with remaining maturities greater than one year and which we intend to hold until maturity and all auction rate securities are classified as long-term investments. Perpetual auction rate securities with no effective maturity dates and no recent reset dates due to current market condition are classified as long-term investments.

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

Fair value measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or FAS 157. FAS 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities as well as for non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis in the financial statements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of FAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually.

On January 1, 2008, we adopted the provisions of FAS 157 on a prospective basis for our financial assets and liabilities only, which require that we determine the fair value of financial assets and liabilities using the fair value hierarchy established in FAS 157. For all other non-financial assets and liabilities, FAS 157 will be effective for fiscal years beginning after November 15, 2008. On October 10, 2008, the FASB issued Staff Position No. FAS 157-3, or FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”, that clarifies the application of FAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 is applicable to the valuation of auction rate securities held by us for which there was no active market as of September 30, 2008 and is effective upon issuance, including prior periods for which financial statements have not been issued.

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

2.	Fair value measurements

As described in Note 1, FAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

The following is a summary of the estimated fair value of our cash equivalents and investments at September 30, 2008 and their corresponding valuation inputs established under FAS 157:

	September 30, 2008	Fair Value Measurement at September 30, 2008 Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Money market funds	$33,263	$33,263	$—	$—
Corporate notes	3,424	—	3,424	—
US Treasury bills	11,963	—	11,963	—
Auction preferred stock	4,290	—	—	4,290
Auction rate certificates	8,163	—	—	8,163

Total	$61,103	$33,263	$15,387	$12,453

The following is a reconciliation of our investments measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	(in thousands)
	Auction Preferred Stock	Auction Rate Certificates	Total
Balance at December 31, 2007	$8,167	$—	$8,167
Transfers in	—	9,800	9,800
Unrealized losses included in other comprehensive loss	—	(1,637)	(1,637)
Impairment losses included in net loss	(3,877)	—	(3,877)

Balance at September 30, 2008	$4,290	$8,163	$12,453

Our investment portfolio includes $18.7 million (par value) in corporate and municipal notes investments with an auction reset feature (“auction rate certificates” and “auction preferred stock”), collectively known as auction rate securities, or ARS. In September 2007, $8.9 million of our investment portfolio that was invested in ARS had failed to settle in scheduled auctions. An auction failure means that the parties wishing to sell securities could not make the sale, but does not result in the securities going into default because the issuer continues to pay interest. In February 2008, auctions had failed and since then have failed for the remaining $9.8 million of our ARS whose underlying assets are generally student loans which are substantially backed by the federal government. While we continue to earn interest rates on these investments, these investments are not liquid and their carrying amounts are impaired due to the adverse change in the corporate debt market.

At September 30, 2008, our investment advisors provided a Level 3 valuation for our ARS investments. The investment advisors utilized a discounted cash flow approach to arrive at this valuation, which was corroborated by a separate and comparable discounted cash flow analysis prepared by us. Although these securities would typically be measured using Level 2 inputs, the failure of auctions and the lack of market activity required that these securities be measured using Level 3 inputs. The assumptions used in preparing the discounted cash flow model to determine the fair value of our auction preferred stock take into account factors such as interest rates, credit quality, likelihood of redemption, duration and credit default swap data points for monoline insurers. The underlying assets of our auction rate certificates are primarily comprised of student loans and their fair values were measured by considering factors such as interest rates, tax status, credit quality, duration, insurance wraps, the portfolio composition of Federal Family Education Loan Program, or FFELP, and Private loans and likelihood of redemption. These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change. Based on this Level 3 valuation, we recorded unrealized losses on our auction rate certificates of $1.6 million as of September 30, 2008, which we believe to be temporary and the amount is reflected in accumulated other comprehensive income in our condensed balance sheet. We also recorded charges to interest and income (expense), net of approximately $3.9 million in the carrying value of our auction preferred stock for the nine months ended September 30, 2008 as we believe the impairment is other than temporary.

Because we have no visibility as to when our ARS will eventually settle, along with the underlying maturities of the securities, a portion of which is greater than 30 years, we have classified them as long-term investments on our balance sheet. Based on our ability to access our cash and other short-term investments and our expected operating cash flow needs, we do not anticipate that the lack of liquidity on these investments will affect our ability to operate our business for at least the next eighteen months.

3.	Cash, cash equivalents, investments and restricted investments

The following is a summary of cash and cash equivalents, investments and restricted investments:

	September 30, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Certificate of deposits	$898	$—	$—	$898
Corporate notes	7,709	5	—	7,714
Municipal notes and bonds	9,800	—	(1,637)	8,163
Government sponsored enterprises	11,923	40	—	11,963
Cash and money market funds	35,893	—	—	35,893

Total	$66,223	$45	$(1,637)	$64,631

Reported as:
Cash and cash equivalents				$35,893
Short term investments				15,387
Restricted investments				898
Long term investments				12,453

Total				$64,631

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Certificate of deposits	$1,223	$—	$—	$1,223
Corporate notes	21,541	28	(6)	21,563
Municipal notes and bonds	9,800	—	—	9,800
Commercial paper	15,943	1	(3)	15,941
Government sponsored enterprises	40,550	18	—	40,568
Cash and money market funds	4,138	—	—	4,138

Total	$93,195	$47	$(9)	$93,233

Reported as:
Cash and cash equivalents				$41,646
Short-term investments				36,853
Restricted investments				1,123
Long-term investments				13,611

Total				$93,233

The realized gains on sales of available-for-sale investments were none for the three months and $12,000 for the nine months ended September 30, 2008 and none for either of the same periods in 2007. Realized gains and losses were calculated based on the specific identification method.

Investments which are in unrealized loss positions for which other-than-temporary impairments have not been recognized at September 30, 2008 and December 31, 2007, are summarized below (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
September 30, 2008	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Municipal notes & bonds	$—	$—	$8,163	$(1,637)	$8,163	$(1,637)

	Less Than 12 Months		12 Months or Greater		Total
December 31, 2007	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$9,964	$(3)	$—	$—	$9,964	$(3)
Corporate notes	5,982	(6)	—	—	5,982	(6)

Total	$15,946	$(9)	$—	$—	$15,946	$(9)

The following is a summary of the cost and estimated fair value of available-for-sale securities at September 30, 2008 and December 31, 2007, classified by stated maturity date of the security:

	September 30, 2008		December 31, 2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Mature in less than one year	$15,342	$15,387	$64,430	$64,461
Mature in one to three years	—	—	5,437	5,444
Mature in over three years	9,800	8,163	9,800	9,800
Perpetual maturity	8,900	4,290	8,900	8,167

Total	$34,042	$27,840	$88,567	$87,872

4.	Employee stock-based compensation

Stock based compensation under FAS 123R

Employee stock-based compensation expenses recognized in the three and nine months ended September 30, 2008 and 2007 were calculated based on awards ultimately expected to vest and have been reduced for estimated forfeitures. Statement of Financial Accounting Standards No. 123R, Share-Based Payment, or FAS 123R, requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In March 2008, we increased our forfeiture rate from 14.0% as of December 31, 2007 to 15.7% to reflect actual historical and expected cancellations of unvested options due to a higher than estimated level of employee attrition.

Total estimated stock-based compensation expense, related to all of our share-based payment awards, recognized under FAS 123R was comprised of the following:

(in thousands except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Research and development	$890	$1,122	$3,372	$4,188
General and administrative	661	750	1,523	2,650

Effect on net loss	$1,551	$1,872	$4,895	$6,838

Effect on net loss per basic and diluted common share	$(0.03)	$(0.04)	$(0.09)	$(0.13)

Because we had a net operating loss carryforward as of September 30, 2008, no tax benefits for the tax deductions related to stock-based compensation expense were recognized in our condensed statements of operations. Additionally, no incremental tax benefits were recognized from stock options exercised in the three and nine months ended September 30, 2008 and 2007, which would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities. As of September 30, 2008, $6.1 million of total unrecognized compensation costs, net of forfeitures, related to non-vested awards is expected to be recognized over a weighted average period of 1.9 years.

Valuation assumptions

The employee stock-based expense recognized under FAS 123R was determined using a Black-Scholes-Merton option valuation model, or Black-Scholes. For the period from January 1, 2007 to June 30, 2008, expected volatility was based on a blended rate of 50% historical volatility and 50% implied volatility since we had sufficient market activity available with respect to our traded options during such period. For quarter ended

September 30, 2008, the expected volatility was based solely on historical volatility as there was insufficient traded option activity due to adverse stock market conditions. The expected term of options granted is based on the simplified method in accordance with Staff Accounting Bulletin No. 110, or SAB 110, as our historical share option exercise experience does not provide a reasonable basis for estimation. SAB 110 was effective on January 1, 2008 and provided guidance to issuers on the method allowed in developing estimates of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R), “Share-Based Payment”. SAB 110 amends SAB 107 to allow companies to continue to use the simplified method, under certain circumstances, beyond December 31, 2007. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. Assumptions used in the Black-Scholes model were as follows:

	Stock Option Plans		Stock Purchase Plan
	Three Months Ended September 30,		Three Months Ended September 30,
	2008	2007	2008	2007
Weighted expected stock price volatility	76.2%	79.1%	91.3%	93.5%
Weighted risk-free interest rate	3.28%	4.56%	2.19%	4.17%
Weighted expected life (in years)	6.08	6.08	1.25	1.24
Weighted expected dividend yield	—	—	—	—

	Stock Option Plans		Stock Purchase Plan
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Weighted expected stock price volatility	76.7%	65.3%	90.8%	93.1%
Weighted risk-free interest rate	3.01%	5.06%	2.14%	4.63%
Weighted expected life (in years)	6.08	5.54	1.25	1.25
Weighted expected dividend yield	—	—	—	—

5.	Comprehensive loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes changes in unrealized gains (losses) on investments. The activity in comprehensive loss is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Net loss	$(8,009)	$(11,649)	$(31,386)	$(42,294)
Changes in unrealized gains (losses) on investments	(178)	18	(1,630)	43

Comprehensive loss	$(8,187)	$(11,631)	$(33,016)	$(42,251)

6.	Basic and diluted net loss per share

Basic and diluted net loss per share are computed by dividing net loss by the weighted average number of common shares outstanding during the period.

Outstanding options to purchase 10,488,017 and 9,512,301 shares of our common stock for the three months ended September 30, 2008 and 2007 and 10,300,355 and 9,705,627 shares of our common stock for the nine months ended September 30, 2008 and 2007 were excluded from the diluted net loss per common share calculations because inclusion of such options was anti-dilutive.

7.	Income taxes

We adopted Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, or FIN 48, effective January 1, 2007. The implementation of FIN 48 did not result in any increase or decrease in the liability for unrecognized tax benefits related to tax positions taken in prior periods, therefore, there was no corresponding adjustment in accumulated deficit. Our total amount of unrecognized tax benefits as of December 31, 2007 was $9.8 million.

Our only major tax jurisdiction is the United States and we are subject to U.S. federal income tax examination for the calendar years ending 2004 through 2007. Additionally, we are subject to various state income tax examinations for the 2003 through 2007 calendar tax years.

8.	Restructuring plans

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

In September 2008, we implemented a new restructuring plan to further reduce our operating expenses and to streamline our infrastructure based on our current research and clinical trial projects. As a result of this restructuring plan, we reduced our workforce by seven positions and accrued a one-time restructuring charge of $199,000, including employee severance costs and health benefits. As of September 30, 2008, $133,000 of restructuring costs remained unpaid and was classified under accrued compensation and accrued liabilities in the condensed balance sheet. We expect the remaining balance of restructuring costs to be paid in the quarter ended December 31, 2008.

9.	Contingencies

Beginning on June 6, 2007, a series of putative securities class action lawsuits were commenced in the United States District Courts for the Southern District of New York and the Northern District of California, naming as defendants Telik, Inc. and certain of our current officers, one of whom is also a director. The complaints filed in the Southern District of New York, which were consolidated and amended in 2007, also name as defendants the underwriters of our November 2003 and/or January 2005 stock offerings. Plaintiffs in the Northern District of California subsequently voluntarily dismissed their complaints without prejudice. The complaints alleged violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 arising out of the issuance of allegedly false and misleading statements about our business and prospects, including the efficacy, safety and likelihood of success of our drug candidate TELCYTA. The allegations of the consolidated amended complaint were similar, but more narrow than the original complaints. Plaintiffs sought unspecified damages and injunctive relief on behalf of purchasers of our common stock during the period between March 27, 2003 and June 4, 2007, including purchasers in the January 2005 stock offering.

In January 2008, the parties to the securities class action reached an agreement in principle to settle the claims, the settlement to be funded primarily by proceeds from insurance. In October 2008, the court entered a final judgment approving the settlement and resolving all class claims.

In August 2007, a separate party who claimed to be an owner of our common stock filed a derivative action on behalf of Telik, Inc. against certain of our current and former officers and directors. The allegations were similar to those made in the securities class action regarding the development of TELCYTA. In January 2008, the plaintiff voluntarily dismissed this complaint without prejudice.

10.	Nasdaq stock listing compliance status

On September 19, 2008, we received notification from Nasdaq informing us that the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Market under Nasdaq Marketplace Rule 4450(a)(5). On October 17, 2008, Nasdaq implemented a temporary suspension of the minimum bid price requirement until January 19, 2009 and we now have until June 22, 2009 to regain compliance. We are considering various strategies to satisfy the minimum bid price requirement.

11.	Subsequent event

All our auction rate securities, or ARS, described in Note 2 above are managed by UBS Financial Services, Inc. On October 8, 2008, UBS AG offered us Auction Rate Securities Rights, or Rights, to sell all our ARS held in our UBS account at par value to UBS at any time during a two-year time period beginning June 30, 2010. These Rights are nontransferable securities registered with the SEC. In addition UBS will provide “no net cost” loans, where interest payable on the loan does not exceed interest earned on our ARS, up to the par value of our ARS until June 30, 2010. This limited time offer to accept these Rights from UBS will expire on November 14, 2008 and we are currently evaluating our options with regard to the Rights offer and the potential impact on our financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Statements of Expected Future Performance

This Quarterly Report on Form 10-Q contains statements indicating expectations about future performance and other forward-looking statements that involve risks and uncertainties. We usually use words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “future,” “intend,” “potential,” or “continue” or the negative of these terms or similar expressions to identify forward-looking statements. These statements appear throughout this Quarterly Report on Form 10-Q and are statements regarding our current intent, belief or expectation, primarily with respect to our operations and related industry developments. Examples of these statements include, but are not limited to, statements regarding the following: the implications of positive results of our clinical trials, the progress of our research programs, including clinical testing, the extent to which our issued and pending patents may protect our products and technology, our ability to identify new product candidates using TRAP technology (our proprietary Target-Related Affinity Profiling technology), the potential of such product candidates to lead to the development of safer or more effective therapies, our ability to develop the technology derived from our collaborations, our anticipated timing for filing additional Investigational New Drug applications, or INDs, with the FDA, or for the initiation or completion of Phase 1, Phase 2 or Phase 3 clinical trials for any of our product candidates, our future operating expenses, our future losses, our future expenditures for research and development and the sufficiency of our cash resources. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

Overview

Telik is engaged in the discovery, development and commercialization of small molecule drugs. We have incurred net losses since inception and expect to incur substantial and increasing losses for the next several years as we expand our research and development activities and move our drug product candidates into later stages of development. As of September 30, 2008, we had an accumulated deficit of $479.5 million.

Our expenses have consisted primarily of those incurred for research and development and general and administrative costs associated with our operations. The process of carrying out our research programs and the development of our drug product candidates to later stages of development may require significant additional research and development expenditures, including for preclinical testing and clinical trials, as well as for manufacturing development efforts necessary to obtain regulatory approval. We outsource our clinical trials and our manufacturing development activities to third parties to maximize efficiency and minimize our internal overhead. To date, we have funded our operations primarily through the sale of equity securities, and, to a much lesser extent, non-equity payments from collaborative partners, interest earned on investments and equipment lease and loan financings.

We are subject to risks inherent in our research, development and commercialization efforts, preclinical testing, clinical trials, uncertainty of regulatory and marketing approvals, enforcement of patent and proprietary rights, the need for future capital, potential competition, use of hazardous materials and retention of key employees. In order for each of our drug product candidates to be commercialized, it is necessary for us to conduct preclinical tests and clinical trials, demonstrate efficacy and safety of such drug product candidates to the satisfaction of regulatory authorities, including the FDA in the United States, obtain marketing approval from such regulatory authorities, enter into manufacturing, distribution and marketing arrangements, obtain market acceptance and, in many cases, obtain adequate reimbursement from government and private insurers. We cannot provide assurance that we will commercialize any product, generate revenues or achieve and sustain profitability in the future.

We expect that our quarterly and annual results of operations will fluctuate for the foreseeable future due to several factors, including the timing and extent of our research and development efforts and the outcome of our clinical trial activities. The successful development of our drug product candidates is uncertain. As such, an accurate prediction of future operating results is difficult or impossible to make.

Clinical Product Development

TELCYTA, our first drug product candidate in clinical development, is a small molecule tumor-activated cancer drug product candidate that we are evaluating to initially treat cancers that are resistant to standard chemotherapy drugs. We completed three randomized Phase 3 registration trials in platinum refractory or resistant ovarian cancer and in platinum resistant non-small cell lung cancer. On June 3, 2007, we presented final results indicating that the Phase 3 ASSIST-1 and ASSIST-2 trials did not achieve their primary endpoint of demonstrating statistically significant improvement in overall survival for TELCYTA as compared to the active controls. The ASSIST-3 trial showed a major discordance between the clinical review of the tumor scans and the independent radiology review and therefore the results of this trial have been compromised and are not suitable for regulatory submission. Our subsequent analysis concluded that a subpopulation of 38 platinum resistant ovarian cancer patients in the ASSIST-3 trial had a treatment-free period of six months or more as measured from the date of completion of platinum-based chemotherapy to the date of initiation of treatment on the trial. This subgroup of patients were balanced for key ovarian cancer disease characteristics, platinum refractory or resistant status, and other prognostic or predictive factors and randomized between treatment arms with the combination of TELCYTA and carboplatin and the active control with pegylated liposmal doxorubicin, or PLD. Nineteen patients with these characteristics were in each treatment arm. A statistically significant difference in survival between the two treatment groups was observed. Median progression-free survival in this subset was 7.1 months on the TELCYTA plus carboplatin arm versus 3.5 months on the PLD arm. Median survival in the subset was 23.4 months on the TELCYTA in combination with carboplatin arm versus 12.9 months on the PLD arm.

In May 2006, we initiated another multinational randomized Phase 3 clinical trial, ASSIST-5, to evaluate TELCYTA in combination with PLD versus PLD alone as second line therapy in platinum refractory or resistant ovarian cancer. On June 4, 2007, a full clinical hold for TELCYTA was initiated by the FDA following the presentation of the Phase 3 clinical trial results from the ASSIST-1 and ASSIST-2 trials at the ASCO annual meeting. As a result, we stopped enrolling new patients on TELCYTA clinical trials, and patients being treated on the trials could not receive additional treatment until such time that the FDA released the clinical hold. On June 15, 2007, the FDA converted the full clinical hold on TELCYTA to a partial hold, thereby enabling patients that had been enrolled in the ASSIST-3 and ASSIST-5 trials the opportunity to continue to receive study treatments, including TELCYTA in combination with chemotherapy, subject to re-consenting procedures. On October 12, 2007, the FDA completed their review of our TELCYTA data and removed the partial hold, permitting us to resume full clinical development of TELCYTA. Although the initial trial design provided for the enrollment of 244 patients no further patients were enrolled in the ASSIST-5 trial since the FDA removal of the partial hold. The study on the 125 patients that had been enrolled prior to June 2007 has been completed and on October 29, 2008 we announced top-line results. On an intent-to-treat basis for the 125 patients, the median progression-free survival was 5.6 months on the TELCYTA plus PLD arm compared to 3.7 months on the PLD control arm. Of the 125 patients, a prespecified analysis was conducted for 75 patients with platinum refractory or primary resistant disease, including 40 patients on the TELCYTA plus PLD arm and 35 patients on the PLD control arm. The medium progression-free survival of these patients was 5.6 months for the TELCYTA plus PLD arm compared to 2.9 months for the PLD control arm. The results will be presented at an upcoming scientific conference.

TELINTRA, our second drug product candidate in clinical development, is a small molecule glutathione analog inhibitor of the enzyme glutathione S-transferase P1-1. We are developing TELINTRA for the treatment of blood disorders associated with low blood cell levels, such as neutropenia or anemia. Decreased blood cell levels, especially of white cells, occur as a common side effect of cancer chemotherapy and render the already weakened cancer patient susceptible to life-threatening infections. Myelodysplastic syndrome, or MDS, is a disease characterized by defects in the blood-producing cells of the bone marrow, in which low blood cell levels also occur. A Phase 2 clinical trial using an intravenous formulation of TELINTRA in patients with MDS was completed in December 2005 with clinically significant improvement demonstrated in all blood cell lineages and across all major MDS subtypes. TELINTRA was well-tolerated in this predominantly elderly patient population. In February 2006, we initiated a Phase 1-2a trial in MDS using a tablet formulation of TELINTRA. At the 49th annual meeting of the American Society of Hematology in December 2007, we reported positive clinical results of this trial demonstrating that TELINTRA tablets are well tolerated and clinically active in patients with all types of MDS. In April 2008 at the 99th Annual Meeting of the American Association for Cancer Research, we presented additional data on the TELINTRA induced cancer cell death of human leukemia cells. In May 2008, we initiated two Phase 2 clinical trials of TELINTRA tablets, one for the treatment of patients with MDS and the other for the treatment of chemotherapy induced neutropenia, or CIN, in patients with locally advanced or metastatic non-small cell lung cancer receiving first-line chemotherapy. Both of these trials are randomized Phase 2 studies and are enrolling patients. The trial for MDS is expected to enroll 86 patients and the trial for CIN is expected to enroll 135 patients.

Pre-clinical Drug Product Development

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

Aurora kinase is a critical signaling enzyme whose function is required for cancer cell division, while vascular endothelial growth factor receptor, or VEGFR, plays a key role in tumor blood vessel formation, ensuring an adequate supply of nutrients to support tumor growth. We currently have an Aurora kinase compound and a VEGFR compound in pre-clinical development as a dual inhibitor therapy. The lead compounds of our Aurora kinase and VEGFR dual inhibitor program met a significant development milestone in August 2008 by preventing tumor growth in preclinical models of human colon cancer and human leukemia by inhibiting both Aurora kinase and VEGFR. A development drug product candidate is being selected, and assuming successful completion of preclinical studies, a Phase 1 clinical study may be initiated.

Our novel small molecule proteasome inhibitor program also met a preclinical development milestone in August 2008 by demonstrating anticancer activity in preclinical models of human leukemia. The proteasome is an important cellular structure necessary for the growth and function of cancer cells and inhibition of the proteasome has been shown to promote cell cycle arrest and cancer cell death or apoptosis. Bortezomib, an approved drug for the treatment of multiple myeloma, is based on this mechanism. Our proteasome inhibitors are orally active, non-peptide, non-boron based, and thus may lead to a drug candidate that might have advantages over Bortezomib which is an intravenous formulation and other proteasome inhibitors.

Our MCP-1 antagonist, C243, is a small molecule that has been shown to prevent leukocyte infiltration, a process linked to tissue injury in chronic autoimmune and inflammatory diseases such as multiple sclerosis, rheumatoid arthritis and atherosclerosis. In January 2007, we announced an agreement with SRI International, or SRI, under which SRI will fund and conduct preclinical studies of C243 for the potential treatment of multiple sclerosis and other autoimmune and inflammatory diseases.

We discovered all of our drug product candidates using our proprietary technology, Target-Related Affinity Profiling, or TRAP, which we believe enables the rapid and efficient discovery of small molecule drug product candidates. We expect to enter into collaborative arrangements with third parties, such as contract research organizations for clinical trials, development, manufacturing, regulatory approvals or commercialization of some of our products, particularly outside North America, or in disease areas requiring larger and longer clinical trials than cancer.

In August 2008, we announced a license agreement with ReceptorBio, Inc. which would enable ReceptorBio to develop and commercialize our oral small molecule insulin receptor activators. These compounds were identified through the application of TRAP. The agreement provides for payments related to regulatory milestones and royalties based on product sales. Our development focus does not currently include metabolic diseases like diabetes.

Restructuring Plans

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

In September 2008, we implemented a new restructuring plan to further reduce our operating expenses and to streamline our infrastructure based on our current research and clinical trial projects. As a result of the restructuring plan, we reduced our workforce by seven positions and accrued a one-time restructuring charge of $199,000, including employee severance costs and health benefits. As of September 30, 2008, $133,000 of restructuring costs remained unpaid and was classified under accrued compensation and accrued liabilities in the condensed consolidated balance sheet. We expect the remaining balance of restructuring costs to be paid in the quarter ending December 31, 2008.

Nasdaq Stock Listing Compliance Status

On September 19, 2008, we received notification from Nasdaq informing us that the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Market under Nasdaq Marketplace Rule 4450(a)(5). On October 17, 2008, Nasdaq implemented a temporary suspension of the minimum bid price requirement until January 19, 2009 and we now have until June 22, 2009 to regain compliance. We are considering various strategies in order to satisfy the minimum bid price requirement.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenues and expenses during the reporting periods. On an on-going basis, we evaluate our estimates and judgments related to our research and clinical development costs. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates under different assumptions or conditions.

We believe the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our financial statements.

Fair value measurements

Effective January 1, 2008, we adopted FAS 157 which establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of FAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, we have currently adopted the provisions of FAS 157 with respect to our financial assets and liabilities only. On October 10, 2008, the FASB issued Staff Position No. FAS 157-3, FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”, which clarifies the application of FAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 is applicable to the valuation of auction rate securities held by us for which there was no active market as of September 30, 2008 and is effective upon issuance, including prior periods for which financial statements have not been issued.

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

Stock-based compensation expense

On January 1, 2006, we adopted FAS 123R, and use the fair value method to account for share-based payment awards following the modified prospective method of adoption which provides for certain changes to the method for valuing stock-based compensation. Under the provisions of FAS 123R, employee stock-based compensation is estimated at the date of grant based on the employee stock award’s fair value using the Black-Scholes option-pricing model and is recognized as expense ratably over the requisite service period in a manner similar to other forms of compensation paid to employees. The Black-Scholes option-pricing model requires the use of certain subjective assumptions. The most significant of these assumptions are our estimates of the expected volatility of the market price of our stock and the expected term of the award. Our expected stock-price volatility assumption for the period from January 1, 2007 to June 30, 2008 was a blended rate of 50% historical volatility and 50% implied volatility since we had sufficient market activity existed with respect to our traded options during such period. For the quarter ended September 30, 2008, the expected volatility was based solely on historical volatility as there was insufficient traded option activity due to adverse stock market conditions during such quarter. The expected term of options granted is based on the simplified method in accordance with the SEC Staff Accounting Bulletin No. 110, or SAB 110, as our historical share option exercise experience does not provide a reasonable basis for estimation. SAB 110 was effective on January 1, 2008 and provided guidance to issuers on the method allowed in developing estimates of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R), “Share-Based Payment”. SAB 110 amends SAB 107 allowing companies to continue using the simplified method, under certain circumstances, beyond December 31, 2007. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We adjusted our forfeiture rate during the first quarter of 2008 to reflect actual historical and expected cancellations of unvested options due to a higher than estimated level of employee attrition. See also Note 2, “Employee Stock-Based Compensation,” in the Notes to Condensed Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

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

Clinical development costs are a significant component of research and development expenses. We have a history of contracting with third parties that perform various clinical trial activities on our behalf in the on-going development of our product candidates. The financial terms of these contracts are subject to negotiation and may vary from contract to contract and may result in uneven payment flows. We accrue and expense costs for clinical trial activities performed by third parties based upon estimates of the percentage of work completed during a given period of time over the life of the individual study in accordance with agreements established with third-party contract research organizations and clinical trial sites. We determine our estimates through discussion with internal clinical personnel and third-party service providers of the progress or stage of completion of trials or services and the agreed upon fee to be paid for such services in each agreement. These estimates may or may not match the actual services performed by the third-party organizations as measured by patient enrollment levels and related activities. We monitor patient enrollment levels and related activities to the extent possible; however, if we underestimate activity levels associated with various studies at a given point in time, we could record significant research and development expenses in future periods.

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

Research and development expenses

Research and development expenses for the three months ended September 30, 2008 and 2007 were $4.8 million and $9.4 million. Research and development expenses for the nine months ended September 30, 2008 and 2007 were $21.3 million and $34.2 million. Our research and development activities consist primarily of drug development, clinical supply manufacturing, clinical activities, discovery research, screening and identification of product candidates and preclinical studies. We group these activities into two major categories: “research and preclinical” and “clinical development.”

The approximate costs associated with research and preclinical and clinical development activities were as follows:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2008	2007		2008	2007
	(In thousands, except percentages)
Research and preclinical	$3,332	$4,155	(20)%	$11,065	$13,543	(18)%
Clinical development	1,488	5,232	(72)%	10,186	20,657	(51)%

Total research and development	$4,820	$9,387	(49)%	$21,251	$34,200	(38)%

The decrease of 49%, or $4.6 million, in research and development expenses for the three months ended September 30, 2008 compared to the same period in 2007 was principally due to the following:

•	decreased costs of approximately $1.1 million associated with headcount reduction and corresponding reduction in personnel costs and clinical activities;

•

reduction of approximately $3.0 million as Phase 3 clinical trial study activities in our ASSIST-1, ASSIST-2 and ASSIST-3 are completed and ASSIST-5 is near completion. Of this reduction, $739,000 was the result of cost negotiation with our third-party contract research organization on ASSIST-5 and $308,000 was for adjustments of final clinical site close-out costs.

•	lower stock-based compensation expense of approximately $232,000 primarily due to complete vesting of higher value stock options granted in earlier periods.

The decrease of 38%, or $12.9 million, in research and development expenses for the nine months ended September 30, 2008 compared to the same period in 2007 was principally due to the following:

•	decreased costs of approximately $4.5 million associated with headcount reduction including our corporate restructuring implemented in February 2007 and corresponding reduction in clinical activities;

•	reduction of approximately $7.0 million as Phase 3 clinical trial study activities in our ASSIST-1, ASSIST-2 and ASSIST-3 are completed and ASSIST-5 is near completion;

•

decrease of approximately $812,000 in study expenses for the TELCYTA Phase 1-2 clinical trials in ovarian and lung cancer combination and TELINTRA Phase 1-2a clinical trials in MDS, and partially offset by a $392,000 increase in costs associated with our two new TELINTRA Tablets clinical trials;

•	lower stock-based compensation expense of approximately $817,000 primarily due to complete vesting of higher value stock options granted in earlier periods.

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

The following table summarizes our principal drug product candidate development initiatives, including the related stages of development for each drug product candidate in development and the research and development expenses recognized in connection with each drug product candidate. The information in the column labeled “Estimated or Actual Completion of Enrollment” reflects the date enrollment was completed or our current estimate of the timing of completion of enrollment for each trial as applicable. The actual timing of completion of enrollment could differ materially from the estimates provided in the table. For a discussion of the risks and uncertainties associated with the timing of completing a clinical development program for a drug product candidate, see the risk factors in Part II, Item 1A Risk Factors entitled: “All of our product candidates are in research and development. If clinical trials of TELCYTA or TELINTRA are delayed or unsuccessful or if we are unable to complete the preclinical development of our other preclinical product candidates, our business may suffer,” “If we do not obtain regulatory approval to market products in the United States and foreign countries, we or our collaborators will not be permitted to commercialize our product candidates,” “As our product programs advance, we may need to hire additional scientific and management personnel. Our research and development efforts will be seriously jeopardized if we are unable to attract and retain key personnel,” and “If we are unable to enter into or maintain existing contracts with third parties to manufacture our product candidates or any products that we may develop in sufficient quantities and at an acceptable cost, clinical development of product candidates could be delayed and we may be unable to meet demand for any products that we may develop and lose potential revenue”.

Product	Description	Phase of Development	Estimated or Actual Completion of Enrollment	Related R&D Expenses Nine Months Ended September 30,
				2008	2007
				(in thousands)
TELCYTA				$7,322	$19,560
	Ovarian, ASSIST-1	Phase 3	2004
	Non-small cell lung, ASSIST-2	Phase 3	2005
	Ovarian, ASSIST-3	Phase 3	2006
	Ovarian, ASSIST-5	Phase 3	2007
	Combination (with other drugs)	Phase 2	2006
TELINTRA				3,492	2,056
	MDS	Phase 1-2	2005
	MDS Tablets	Phase 1-2a	2007
	MDS Tablets	Phase 2	2009
	CIN Tablets	Phase 2	2009
Other (1)				10,437	12,584

Total research and development expense				$21,251	$34,200

(1)	“Other” constitutes research and development activities performed by our Chemistry, Biology, Preclinical and Quality Assurance departments as these costs cannot be allocated to any individual project.

The largest component of our total operating expenses is our on-going investments in our research and development activities and, in particular, the clinical development of our drug product candidate pipeline. The process of conducting the clinical research necessary to obtain FDA approval is costly and time consuming. Current FDA requirements for a new human drug to be marketed in the United States include:

•	the successful conclusion of preclinical laboratory and animal tests, if appropriate, to gain preliminary information on the drug product candidate’s safety;

•	filing with the FDA of an IND to conduct initial human clinical trials for drug product candidates;

•	the successful completion of adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug product candidate; and

•	filing by us and acceptance and approval by the FDA of a New Drug Application, or NDA, for a drug product candidate to allow commercial distribution of the drug.

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

General and administrative expenses

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2008	2007		2008	2007
	(In thousands, except percentages)
General and administrative	$2,822	$3,661	(23)%	$8,008	$11,292	(29)%

The decrease in general and administrative expenses of 23%, or $839,000 in the three months ended September 30, 2008 compared to the same period in 2007 was primarily due to a decrease of approximately $494,000 in legal expenses due to the completion of our class action lawsuit defense and reduced patent application expense. In addition, expenses decreased by approximately $256,000 due to administrative expense reduction and stock-based compensation expense decreased by approximately $89,000 primarily due to complete vesting of higher value stock options granted in earlier periods.

The decrease in general and administrative expenses of 29%, or $3.3 million in the nine months ended September 30, 2008 compared to the same period in 2007 was primarily due to approximately $1.2 million associated with headcount reduction and related administrative expenses. In addition, legal expenses decreased by approximately $946,000 primarily due to the completion of our class action lawsuit defense and reduced patent application expenses. Stock-based compensation expense also decreased by approximately $1.1 million primarily due to complete vesting of higher value stock options granted in earlier periods.

We expect general and administrative expenses in 2008 to be lower compared to 2007 primarily due to lower headcount and decreased stock-based compensation expense.

Stock-Based Compensation Expense

Employee stock-based compensation expense related to our share-based payment awards recognized under SFAS 123R was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Research and development	$890	1,122	$3,371	$4,188
General and administrative	661	750	1,524	2,650

Effect on net loss	$1,551	$1,872	$4,895	$6,838

The decreases in employee stock-based compensation expense for the three months and nine months ended September 30, 2008 compared in each case with the same period for 2007 were principally due to complete vesting of higher value stock options granted in earlier periods along with an increase in our forfeiture rate from 11.4% to 15.7% to reflect actual historical and expected cancellations of unvested options due to a higher than originally estimated level of employee attrition.

Restructuring costs

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2008	2007		2008	2007
	(In thousands, except percentages)
Restructuring costs	$199	$—	100%	$199	$1,356	(85)%

For the three months ended September 30, 2008, we recorded a one-time restructuring charge of approximately $199,000 for severance costs and health benefits charges relating to a workforce reduction of seven positions, of which approximately $133,000 remained unpaid as of September 30, 2008 and is expected to be paid in the quarter ended December 31, 2008. For the nine months ended September 30, 2007, as a result of a workforce reduction of 38 positions in February 2007, we recorded a one-time restructuring charge of approximately $1.4 million for severance costs and other charges.

Interest income and interest expense

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2008	2007		2008	2007
	(In thousands, except percentages)
Interest and other income (expense), net	$(168)	$1,424	(112)%	$(1,928)	$4,622	(142)%
Interest expense	—	(25)	100%	—	(68)	100%

Interest and other income (expense), net resulted primarily from investment activities. The change of approximately $1.6 million from income to expense for the three months ended September 30, 2008 compared to the same period in 2007 was primarily due to a $996,000 decrease in investment income as a result of lower investment cash balances and lower interest rates and a write-down expense of approximately $670,000 of investments in auction rate securities due to changes in capital market conditions resulting in an other-than-temporary impairment.

The change of approximately $6.6 million from income to expense for the nine months ended September 30, 2008 compared to the same period in 2007 was due to a $2.7 million decrease in investment income as a result of lower investment cash balances and lower interest rates and a write-down expense of approximately $3.9 million of investments in auction rate securities due to changes in market conditions resulting in an other-than-temporary impairment.

There was no interest expense for the three and nine months ended September 30, 2008 as our lease and loan obligations were fully paid off at December 31, 2007.

Liquidity and capital resources

	September 30, 2008	December 31, 2007
	(in millions, except ratios)
Cash, cash equivalents, investments and restricted investments	$64.6	$93.2
Working capital	$44.1	$69.4
Current ratio	6.3:1	7.3:1

	Nine Months Ended September 30,
	2008	2007
	(in millions)
Cash (used in) / provided by:
Operating activities	$(23.6)	$(39.4)
Investing activities	$17.3	$1.8
Financing activities	$0.5	$0.2

Sources and Uses of Cash. Due to the significant research and development expenditures and the lack of any approved products to generate revenue, we have not been profitable and have generated operating losses since we incorporated in 1988. As such, we have funded our research and development operations through sale of equity securities, non-equity payments from corporate partners, interest earned on investments and equipment lease and loan financings. At September 30, 2008, we had available cash, cash equivalents, investments and restricted investments of $64.6 million. Our cash and investment balances are held in a variety of interest-bearing instruments including obligations of U.S. government agencies, high-grade corporate and municipal bonds, auction rate preferred securities and money market accounts. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk.

Cash Flows from Operating Activities. Cash used in operations for the nine months ended September 30, 2008 was $23.6 million compared with $39.4 million for the same period in 2007. Net loss of $31.4 million in 2008 included non-cash charges of $4.9 million for stock-based compensation, $823,000 for depreciation and amortization and $3.9 million for the write-down of marketable securities. Cash used in operations was further impacted by a $3.2 million reduction in accrued clinical trials related primarily to the completion of our ASSIST 1, 2 and 3 clinical trials and a $1.0 million reduction in accrued legal and related expenses primarily for amounts paid in connection with the class action lawsuit discussed in the section entitled “Legal Proceedings,” below, and were partially offset by a decrease of $438,000 in interest receivables as a result of lower interest rates and investment balances and a $1.4 million increase in accounts payable. Operating cash outflows for the same period in 2007 resulted primarily from a net loss of $42.3 million in 2007 included non-cash charges of $6.8 million for stock-based compensation and $1.3 million for depreciation and amortization. Cash used in operations in 2007 was further impacted by a $3.5 million reduction in accrued clinical trials related primarily to the near completion of our ASSIST 1, 2 and 3 clinical trials, a $1.1 million reduction in other accrued liabilities related mainly due to manufacturing expenses and a $1.4 million reduction in accounts payable.

Cash Flows from Investing Activities. Cash provided by investing activities for the nine months ended September 30, 2008 was $17.3 million compared with cash provided by investing activities of $1.8 million for the same period in 2007. Cash provided for the nine months ended September 30, 2008 was primarily from $15.5 million in maturities of investments and $15.5 million from sales of investments offset by $12.1 million in purchases of available-for-sale investments and an unrealized loss of $1.6 million on our auction rate certificates. Cash provided for the same period in 2007 was primarily from $27.9 million in maturities of investments and $50,000 from sales of investments offset by $26.0 million in purchases of available-for-sale investments.

Cash Flows from Financing Activities. Cash provided by financing activities for the nine months ended September 30, 2008 was approximately $549,000 compared with $240,000 for the same period in 2007. Financing activities for the nine months ended September 30, 2008 was comprised of $549,000 in proceeds from stock option exercises and purchases under our employee stock purchase plan. Financing activities for the same period in 2007 was comprised primarily of $625,000 in proceeds from stock option exercises and purchases under our employee stock purchase plan, offset by $385,000 in payments under capital leases and equipment loans.

Working Capital. Working capital decreased to $44.1 million at September 30, 2008 from $69.4 million at December 31, 2007. The decrease in working capital was primarily due to our use of cash for operating expenses and unrealized losses and write-down of marketable securities due to changes in credit market conditions.

Given our current development plan, we believe our existing cash resources will be sufficient to satisfy our current operating plan until at least mid 2010. Changes in our research and development plans or other changes affecting our operating expenses may affect actual future consumption of existing cash resources as well. In any event, we will require substantial additional financing to fund our operations in the future. We may seek to raise any necessary additional funds through equity or debt financings, collaborative arrangements with corporate partners or other sources. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience dilution. Debt financing may subject us to restrictive covenants that may adversely affect our operations. To the extent that we raise additional capital through licensing arrangements or arrangements with collaborative partners, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or drug product candidates that we would otherwise seek to develop or commercialize ourselves. Our future capital uses and requirements depend on numerous factors, including the following:

•	the progress and success of preclinical studies and clinical trials of our drug product candidates;

•	the progress and number of research programs in development;

•	the costs associated with conducting clinical trials;

•	the costs and timing of obtaining regulatory approvals;

•	our ability to establish, and the scope of, any new collaborations;

•	our ability to meet the milestones identified in our collaborative agreements that trigger payments;

•	the costs and timing of obtaining, enforcing and defending our patent and intellectual property rights;

•	competing technological and market developments; and

•	the timing and scope of commercialization expenses for our drug product candidates as they approach regulatory approval.

We currently have no commitments for any additional financings. If we need to raise additional capital to fund our operations, funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, we may not be able to continue development of our drug product candidates, or we could be required to delay, scale back or eliminate some or all of our research and development programs.

Our future contractual obligations at September 30, 2008 were as follows:

	Total	2008	2009-2010	2011-2012	After 2012
	(in thousands)
Operating leases	$21,041	$879	$7,346	$7,738	$5,078

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

Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio. To minimize the exposure due to adverse shifts in interest rates we maintain investments of shorter maturities. Our marketable securities portfolio is primarily invested in money market funds, corporate debt securities, treasury bills and US government agencies with an average maturity of under one year and a minimum investment grade rating of A or A-1 or better to minimize credit risk. Our portfolio also includes auction rate securities currently classified as long term investments. Although changes in interest rates may affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments were sold prior to maturity. Through our investment managers, we maintain risk management control systems to monitor interest rate risk. The risk management control systems use analytical techniques, including sensitivity analysis. We have operated primarily in the United States and all funding activities with our collaborators to date have been made in U.S. dollars. Accordingly, we do not have any exposure to foreign currency rate fluctuations.

Our investment portfolio includes $18.7 million (par value) in corporate and municipal notes investments with an auction reset feature (“auction rate certificates” and “auction preferred stock”), collectively known as auction rate securities, or ARS. In September 2007, $8.9 million of our investment portfolio that was invested in ARS had failed to settle in scheduled auctions. An auction failure means that the parties wishing to sell securities could not make the sale, but does not result in the securities going into default because the issuer continues to pay interest. In February 2008, auctions had failed and since then have failed for the remaining $9.8 million of our ARS whose underlying assets are generally student loans which are substantially backed by the federal government. While we continue to earn interest rates on these investments, these investments are not liquid and their carrying amounts are impaired due to the adverse change in the corporate debt market.

At September 30, 2008, our investment advisors provided a Level 3 valuation for our ARS investments. The investment advisors utilized a discounted cash flow approach to arrive at this valuation, which was corroborated by a separate and comparable discounted cash flow analysis prepared by us. Although these securities would typically be measured using Level 2 inputs, the failure of auctions and the lack of market activity required that these securities be measured using Level 3 inputs. The assumptions used in preparing the discounted cash flow model to determine the fair value of our auction preferred stock take into account factors such as interest rates, credit quality, likelihood of redemption, duration and credit default swap data points for monoline insurers. The underlying assets of our auction rate certificates are primarily comprised of student loans and their fair values were measured by considering factors such as interest rates, tax status, credit quality, duration, insurance wraps, the portfolio composition of Federal Family Education Loan Program, or FFELP, and Private loans and likelihood of redemption. These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change. Based on this Level 3 valuation, we recorded unrealized losses on our auction rate certificates of $1.6 million as of September 30, 2008, which we believe to be temporary and the amount is reflected in accumulated other comprehensive income in our condensed balance sheet. We also recorded charges to interest and other income (expense), net of approximately $3.9 million in the carrying value of our auction preferred stock for the nine months ended September 30, 2008 as we believe the impairment is other than temporary.

Because we have no visibility as to when our ARS will eventually settle, along with the underlying maturities of the securities, a portion of which is greater than 30 years, we have classified them as long-term investments on our balance sheet. In October 2008, UBS AG, one of our investment advisors, offered us Auction Rate Securities Rights, or Rights, to sell at par value all auction-rate securities originally purchased from UBS ($18.7 million) to UBS at anytime during a two-year period beginning June 30, 2010. The Rights are non-transferable and the limited time offer to accept these Rights from UBS expires on November 14, 2008. We are in the process of evaluating the Rights offer and its potential impact on our financial statements. Based on our ability to access our cash and other short-term investments and our expected operating cash flow needs, we do not anticipate the lack of liquidity on these investments will affect our ability to operate our business for at least the next eighteen months.

The table below presents the principal amounts and weighted-average interest rates by year of stated maturity for our investment portfolio:

	2008	2009	2010 and Beyond	Total	Fair Value at September 30, 2008
	(in thousands, except percentages)
Available-for-sale securities	$12,457	$2,885	$18,700	$34,042	$27,840
Average interest rate	2.74%	3.09%	3.74%	3.32%

Item 4.	Controls and Procedures.

Evaluation of disclosure controls and procedures. Based on our management’s evaluation (with the participation of our chief executive officer and chief financial officer), our chief executive officer and chief financial officer have concluded that, subject to limitations described below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), were effective as of September 30, 2008.

Changes in internal control over financial reporting. There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Beginning on June 6, 2007, a series of putative securities class action lawsuits were commenced in the United States District Courts for the Southern District of New York and the Northern District of California, naming as defendants Telik, Inc., and certain of our current officers, one of whom is also a director. The complaints filed in the Southern District of New York, which were consolidated and amended in 2007, also name as defendants the underwriters of our November 2003 and/or January 2005 stock offerings. Plaintiffs in the Northern District of California subsequently voluntarily dismissed their complaints without prejudice. The complaints alleged violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 arising out of the issuance of allegedly false and misleading statements about our business and prospects, including the efficacy, safety and likelihood of success of our drug TELCYTA. The allegations of the consolidated amended complaint were similar, but more narrow than the original complaints. Plaintiffs sought unspecified damages and injunctive relief on behalf of purchasers of our common stock during the period between March 27, 2003 and June 4, 2007, including purchasers in the January 2005 stock offering.

In January 2008, the parties to the securities class action reached an agreement in principle to settle the claims, the settlement to be funded primarily by proceeds from insurance. In October 2008, the court entered a final judgment approving the settlement and resolving all class claims.

In August 2007, a separate party who claimed to be an owner of our common stock filed a derivative action on behalf of Telik, Inc. against certain of our current and former officers and directors. The allegations are similar to those made in the securities class action regarding the development of TELCYTA. In January 2008, the plaintiff voluntarily dismissed this complaint without prejudice.

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

We have a history of net losses, which we expect to continue for the next several years. We will never be profitable unless we develop, and obtain regulatory approval and market acceptance of, our product candidates.*

Due to the significant research and development expenditures required to develop our TRAP technology and identify new product candidates, and the lack of any products to generate revenue, we have not been profitable and have incurred operating losses since we were incorporated in 1988. As of September 30, 2008, we had an accumulated deficit of $479.5 million. We expect to incur losses for the next several years as we continue our research and development activities and incur significant clinical testing and drug supply manufacturing costs. We do not anticipate that we will generate product revenue for several years. Our losses, among other things, have caused and will cause our stockholders’ equity and working capital to decrease. We expect that this trend will continue until we develop, and obtain regulatory approval and market acceptance of, our product candidates, if at all. We may never generate product revenue sufficient to become profitable.

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

If we are unable to raise adequate funds in the future, we will not be able to continue to fund our operations, research programs, preclinical testing and clinical trials to develop and manufacture our product candidates.*

The process of carrying out the development of our own unpartnered product candidates to later stages of development and developing other research programs to the stage that they may be partnered to a pharmaceutical or biotechnology company will require significant additional expenditures, including the expenses associated with preclinical testing, clinical trials and obtaining regulatory approval. We believe that our existing cash and investment securities will be sufficient to support our current operating plan until mid 2010. Changes in our research and development plans or other changes affecting our operating expenses may affect actual future consumption of existing cash resources as well. In any event, we will require substantial additional financing to fund our operations in the future. We do not know whether additional financing will be available when needed or that, if available, we will obtain financing on terms favorable to our stockholders. As of September 30, 2008, our accumulated deficit was $479.5 million, and we expect capital outlays and operating expenditures to increase over the next several years as we expand our clinical, research and development activities. The extent of any actual increase in operating or capital spending will depend in part on the clinical success of our product candidates. If we fail to raise adequate funds on terms acceptable to us, if at all, we will not be able to continue to fund our operations, research programs, preclinical testing, clinical trials and manufacturing efforts.

Current credit and financial market conditions could impact our ability to find partners or raise funding which would adversely affect our business, financial condition and results of operations.*

Due to the recent tightening of credit markets and concerns regarding the availability of credit, particularly in the United States, we may not be able to obtain collaborative arrangements with third parties for our development programs or raise additional funding to run our business. Failure to do so could harm our business and results of operations.

The investment of our substantial cash balance and our investments in marketable debt securities are subject to risks, have resulted in a lack of liquidity which may cause losses and continue to affect the liquidity of these investments.*

At September 30, 2008, we had $35.9 million in cash and cash equivalents and $27.8 million in investments in marketable debt securities. We have historically invested these amounts in U.S. government agencies, municipal notes which may have an auction reset feature, corporate notes and bonds, commercial paper, money market funds meeting certain criteria. Certain of these investments are subject to general credit, liquidity, market and interest rate risks, which have been exacerbated by U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. These market risks associated with our investment portfolio may have a negative adverse effect on our results of operations, liquidity and financial condition.

$18.7 million (par value) of our investment portfolio is invested in corporate and municipal notes investments with an auction reset feature (“auction rate certificates” and “auction preferred stock”), collectively known as auction rate securities, or ARS. In September 2007, $8.9 million of our investment portfolio that was invested in ARS had failed to settle in scheduled auctions. An auction failure means that the parties wishing to sell securities could not make the sale, but does not result in the securities going into default because the issuer continues to pay interest. In February 2008, auctions had failed for the remaining $9.8 million of our ARS whose underlying assets are generally student loans which are substantially backed by the federal government. These investments are not liquid and their carrying amounts are impaired due to the adverse change in the corporate debt market. As a result we have written-down the carrying amount of these investments and recognized a loss of approximately $4.6 million through September 30, 2008. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record additional impairment charges on these investments. . There can be no assurance as to the timing of when, or if the market for ARS will recover in a manner that will allow us to receive a return of some or all of our principal or to meet our liquidity needs. If we are unable to liquidate our ARS to obtain funds when needed we may be unable to fund our operations.

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

Our restructuring efforts may have an adverse impact on our current employees and on our ability to retain and attract future employees.*

On February 12, 2007, our Board of Directors committed to a restructuring which resulted in a reduction of 38 positions, or approximately 25% of our workforce. In September 2008, we implemented a restructuring plan to further reduce our operating expenses and to streamline our infrastructure based on our current research and clinical trial projects. As a result of the restructuring plan, we reduced our workforce by seven positions or approximately 8% of our current workforce. We cannot assure you that future reductions or adjustments of our workforce will not be made or that issues, such as reduced productivity, associated with such reductions will not recur. In addition, employees, whether or not directly affected by the reduction, may seek future employment with our business partners, customers or competitors. Although our employees are required to sign a confidentiality agreement at the time of hire, we cannot assure you that the confidential nature of certain proprietary information will be maintained in the course of such future employment.

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

Substantial future sales of our common stock by us or by our existing stockholders could cause our stock price to fall. *

Additional equity financings or other share issuances by us, including shares issued in connection with strategic alliances and corporate partnering transactions, could adversely affect the market price of our common stock. Sales by existing stockholders of a large number of shares of our common stock in the public market or the perception that additional sales could occur could cause the market price of our common stock to drop. As of September 30, 2008, 53,289,577 shares of our common stock were outstanding, of which 52,987,352 shares were freely tradable and 302,225 shares were transferable in accordance with certain volume, notice and manner of sale restrictions under Rule 144 of the Securities Act of 1933.

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

Our stock price may be volatile, you may not be able to resell your shares at or above your purchase price.*

Our stock prices and the market prices for securities of biotechnology companies in general have been highly volatile, with recent significant price and volume fluctuations, and may continue to be highly volatile in the future. For example, our stock price dropped by 71% on the day following the announcement in December 2006 that the preliminary top-line results of our first three Phase 3 trials did not meet primary end-points. During the nine months ended September 30, 2008, our common stock traded between $0.52 and $3.65. You may not be able to sell your shares quickly or at the market price if trading in our stock is not active or the volume is low. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock, some of which are beyond our control:

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

Our stock price may not meet the minimum bid price for continued listing on the Nasdaq Global Market. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if we are delisted from The Nasdaq Global Market or if we are unable to transfer our listing to another stock market.*

On September 19, 2008, we received a letter from Nasdaq Listing Qualification Department indicating that, for 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Market under Nasdaq Marketplace Rule 4450(a)(5). The letter also stated that in accordance with Nasdaq Marketplace Rule 4450(e)(2), we have been given 180 calendar days, or until March 18, 2009, to regain compliance with this listing requirement, which may be accomplished if the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days. On October 17, 2008, Nasdaq implemented a temporary suspension of the minimum bid price requirement until January 19, 2009 and we now have until June 22, 2009 to regain compliance. If we do not regain compliance by June 22, 2009, Nasdaq will provide written notification that our common stock will be delisted, after which we may appeal the staff determination to the Nasdaq Listing Qualifications Panel. In addition, if we do not regain compliance with this listing requirement by June 22, 2009, but meet the initial inclusion criteria for the Nasdaq Capital Market (except for the bid price requirement), we may apply to transfer the listing of our common stock to this market and, if accepted, be provided with an additional 180 day period to demonstrate compliance. If we are not eligible for an additional compliance period at that time, Nasdaq Staff will provide written notification that our securities will be delisted. Upon such notice, we may appeal the Nasdaq Staff’s Determination to the Nasdaq Listing Qualifications Panel. There can be no assurance that our common stock would be eligible for transfer to the Nasdaq Capital Market, or, if we appeal the Nasdaq Staff’s Determination, that such appeal would be successful.

Delisting from Nasdaq could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

We have been, and in the future may be, subject to securities class action lawsuits and shareholder derivative actions. These, and potential similar or related litigation, could result in substantial damages and may divert management’s time and attention from our business. *

Beginning on June 6, 2007, a series of putative securities class action lawsuits were filed in the United States District Courts for the Southern District of New York and the Northern District of California, naming as defendants Telik, Inc. and certain of our current officers, one of whom is also a director. The complaints filed in the Southern District of New York, which were consolidated and amended in 2007, also name as defendants the underwriters of our November 2003 and/or January 2005 stock offerings. Plaintiffs in the Northern District of California subsequently voluntarily dismissed their complaints without prejudice. The complaints alleged violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 arising out of the issuance of allegedly false and misleading statements about our business and prospects, including the efficacy, safety and likelihood of success of our drug TELCYTA. The allegations of the consolidated amended complaint were similar, but more narrow than the original complaints. Plaintiffs sought unspecified damages and injunctive relief on behalf of purchasers of our common stock during the period between March 27, 2003 and June 4, 2007, including purchasers in the January 2005 stock offering.

In January 2008, the parties to the securities class action reached an agreement in principle to settle the claims, the settlement to be funded primarily by proceeds from insurance. In October 2008, the court entered a final judgment approving the settlement and resolving all class claims.

In August 2007, a separate party who claimed to be an owner of our common stock filed a derivative action on behalf of Telik, Inc. against certain of our current and former officers and directors. The allegations were similar to those made in the securities class action regarding the development of TELCYTA. In January 2008, the plaintiff voluntarily dismissed this complaint without prejudice.

Although the parties were able to settle the class action claims, the court’s order in the class action may be subject to appeal and we may in the future be the target of securities class action or shareholder derivative claims.

Item 6.	Exhibits.

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

4.1	Specimen Stock Certificate. (3)

4.2	Ninth Amended and Restated Registration Rights Agreement, between Telik and holders of Telik’s Series B, Series E, Series F, Series G, Series H, Series I, Series J and Series K preferred stock, dated March 31, 2000. (4)

4.3	Telik’s Certificate of Designation of Series A Junior Participating Preferred Stock. (5)

4.4	Rights Agreement, between Telik and Wells Fargo Bank Minnesota, N.A., replaced by EquiServe Trust Company, N.A., as Rights Agent, dated November 2, 2001. (5)

4.5	Amendment to Rights Agreement between Telik, Inc. and Computershare Shareholder Services, Inc. and Computershare Trust Company, N.A., dated as of May 18, 2006. (6)

4.6	Second Amendment to Rights Agreement between Telik and Computershare Shareholder Services, Inc. and Computershare Trust Company, N.A., dated December 11, 2006. (7)

4.7	Amended and Restated Standstill Agreement between Telik and Eastbourne Capital Management, L.L.C. and certain related persons and entities, dated December 11, 2006. (7)

4.8	Agreement, by and among Telik, Eastbourne Capital Management, L.L.C., Black Bear Offshore Master Fund, L.P., Black Bear Fund I, L.P., Black Bear Fund II, L.L.C., and Richard J. Barry, dated May 18, 2006. (8)

10.1	Agreement, by and among Telik and Stefan Ryser, Ph.D., dated August 1, 2008. (9)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 2001, as filed on March 27, 2002 (File No. 000-31265).

(2)	Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K dated December 11, 2007, as filed on December 14, 2007 (File No. 000-31265).

(3)	Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1A filed on July 3, 2000 (File No. 333-33868).

(4)	Incorporated by reference to Exhibit4.2 to our Registration Statement on Form S-1 filed on April 3, 2000, as amended (File No. 333-33868).

(5)	Incorporated by reference to exhibits to our Current Report on Form 8-K dated November 2, 2001, as filed on November 5, 2001 (File No. 000-31265).

(6)	Incorporated by reference to Exhibit 4.5 on our Current Report on Form 8-K, dated and filed on May 18, 2006 (File No. 000-31265).

(7)	Incorporated by reference to exhibits to our Current Report on Form 8-K dated December 11, 2006, as filed on December 12, 2006 (File No. 000-31265).

(8)	Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, as filed on August 3, 2006 (File No. 000-31265).

(9)	Incorporated by reference to Exhibit 10.21 to our Current Report on Form 8-K dated August 1, 2008, as filed on August 5, 2008 (File No. 000-31265)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELIK, INC.

/s/ CYNTHIA M. BUTITTA
Cynthia M. Butitta
Chief Operating Officer and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: November 5, 2008

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

4.1	Specimen Stock Certificate. (3)

4.2	Ninth Amended and Restated Registration Rights Agreement, between Telik and holders of Telik’s Series B, Series E, Series F, Series G, Series H, Series I, Series J and Series K preferred stock, dated March 31, 2000. (4)

4.3	Telik’s Certificate of Designation of Series A Junior Participating Preferred Stock. (5)

4.4	Rights Agreement, between Telik and Wells Fargo Bank Minnesota, N.A., replaced by EquiServe Trust Company, N.A., as Rights Agent, dated November 2, 2001. (5)

4.5	Amendment to Rights Agreement between Telik, Inc. and Computershare Shareholder Services, Inc. and Computershare Trust Company, N.A., dated as of May 18, 2006. (6)

4.6	Second Amendment to Rights Agreement between Telik and Computershare Shareholder Services, Inc. and Computershare Trust Company, N.A., dated December 11, 2006. (7)

4.7	Amended and Restated Standstill Agreement between Telik and Eastbourne Capital Management, L.L.C. and certain related persons and entities, dated December 11, 2006. (7)

4.8	Agreement, by and among Telik, Eastbourne Capital Management, L.L.C., Black Bear Offshore Master Fund, L.P., Black Bear Fund I, L.P., Black Bear Fund II, L.L.C., and Richard J. Barry, dated May 18, 2006. (8)

10.1	Agreement, by and among Telik and Stefan Ryser, Ph.D., dated August 1, 2008. (9)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 2001, as filed on March 27, 2002 (File No. 000-31265).

(2)	Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K dated December 11, 2007, as filed on December 14, 2007 (File No. 000-31265).

(3)	Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1A filed on July 3, 2000 (File No. 333-33868).

(4)	Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-1 filed on April 3, 2000, as amended (File No. 333-33868).

(5)	Incorporated by reference to exhibits to our Current Report on Form 8-K dated November 2, 2001, as filed on November 5, 2001 (File No. 000-31265).

(6)	Incorporated by reference to Exhibit 4.5 on our Current Report on Form 8-K, dated and filed on May 18, 2006 (File No. 000-31265).

(7)	Incorporated by reference to exhibits to our Current Report on Form 8-K dated December 11, 2006, as filed on December 12, 2006 (File No. 000-31265).

(8)	Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, as filed on August 3, 2006 (File No. 000-31265).

(9)	Incorporated by reference to Exhibit 10.21 to our Current Report on Form 8-K dated August 1, 2008, as filed on August 5, 2008 (File No. 000-31265)