Form 10-K
period 2008-12-31
TELIK INC
filed 2009-03-02
CIK 1109196

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

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

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

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

Large accelerated filer  ☐                    Accelerated filer  ☐                    Non-accelerated filer  ☐                    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).    YES  ☐    NO  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $28,449,422 as of June 30, 2008, based upon the closing sale price on the Nasdaq Global Market reported on June 30, 2008. The calculation excludes approximately 29,701,333 shares held by directors, officers and stockholders whose ownership exceeded five percent of the Registrant’s outstanding Common Stock as of June 30, 2008. Exclusion of these shares should not be construed to indicate that such person controls, is controlled by or is under common control with the Registrant. The determination of affiliate status for the purposes of this calculation is not necessarily a conclusive determination for other purposes.

There were 53,289,577 shares of Registrant’s Common Stock issued and outstanding as of February 20, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the definitive proxy statement to be filed on or before April 30, 2009 with the Securities and Exchange Commission pursuant to Regulation 14A for the Registrant’s Annual Meeting of Stockholders. Except with respect to the information specifically incorporated by reference in this Form 10-K, the proxy statement is not deemed to be filed as part hereof.

TELIK, INC.

2008 ANNUAL REPORT ON FORM 10-K

Disclosure Regarding Forward-Looking Statements

This Annual Report on Form 10-K, including the documents that we incorporate by reference, contains statements indicating expectations about future performance and other forward-looking statements that involve risks and uncertainties. We usually use words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “future,” “intend,” “potential,” or “continue” or the negative of these terms or similar expressions to identify forward-looking statements. These statements appear throughout this Annual Report on Form 10-K and are statements regarding our current intent, belief, or expectation, primarily with respect to our operations and related industry developments. Examples of these statements include, but are not limited to, statements regarding the following: the implications of interim or final results of our Phase 2 clinical and Phase 3 registration trials, the progress and timing of our research programs, including clinical testing, our anticipated timing for filing additional IND, or Investigational New Drug, applications with the United States Food and Drug Administration for the initiation or completion of Phase 1, Phase 2 or Phase 3 testing for any of our product candidates, the extent to which our issued and pending patents may protect our products and technology, our ability to identify new product candidates using TRAP technology (our proprietary Target-Related Affinity Profiling technology, which is discussed below), the potential of such product candidates to lead to the development of safer or more effective therapies, our ability to develop the technology derived from our collaborations and to enter into additional collaborations, our future operating expenses, our future losses, our future expenditures for research and development, the sufficiency of our cash resources to fund current and future operations. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in the section of Item 1A entitled “Risk Factors,” and elsewhere in this Annual Report. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

TELIK, the Telik logo, TRAP, TELCYTA and TELINTRA are trademarks or registered trademarks of Telik, Inc. All other brand names or trademarks appearing in this Annual Report are the property of their respective holders.

PART I

Item 1.	Business.

Overview

Our Business and Strategy

Telik, Inc. was incorporated in Delaware in 1988 and is a clinical-stage drug development company focused on discovering and developing small molecule drugs to treat cancer and inflammatory diseases. We discovered our product candidates using our proprietary drug discovery technology, Target-Related Affinity Profiling, or TRAP, which we believe enables the rapid and efficient discovery of small molecule product candidates. Our business strategy is to:

•	Utilize our proprietary TRAP drug discovery platform to provide a pipeline of future product development candidates;

•	Develop a portfolio of small molecule product candidates to address unmet needs in the areas of cancer and inflammatory diseases;

•

Advance TELINTRA through Phase 2 clinical studies, and after obtaining clinical data, enter into a partnership with a pharmaceutical or biotechnology company to assist in further development and commercialization;

•	Seek a partnership for TELCYTA for further development and commercialization;

•	Advance new product candidates or indications into the clinic; and

•	License early product candidates, discovered through TRAP, which are outside our therapeutic focus, to other companies for development and commercialization.

Clinical Product Development

TELCYTA, our first product candidate is a small molecule cancer drug product candidate designed to be activated in cancer cells. TELCYTA binds to glutathione S-transferase P1-1, or GST P1-1, a protein that is elevated in many human cancers, such as ovarian, non-small cell lung, colorectal, breast and other types of cancer. GST P1-1 levels are often further elevated following treatment with many standard chemotherapy drugs and this elevation is associated with the development of resistance to these drugs. When TELCYTA binds to GST P1-1 inside a cancer cell, a chemical reaction occurs, releasing fragments of TELCYTA that cause programmed cancer cell death, or apoptosis.

TELCYTA has shown clinical antitumor activity alone and in combination with standard chemotherapeutic agents in multiple Phase 2 clinical trials in refractory or resistant ovarian, non-small cell lung, breast and colorectal cancer. We recently completed a multi-center, randomized clinical study of 125 patients of TELCYTA in combination with liposomal doxorubicin versus liposomal doxorubicin as second line therapy in platinum refractory or resistant ovarian cancer and announced top-line results on October 29, 2008. We intend to seek a partnership with a pharmaceutical or biotechnology company to further advance the development and commercialization of TELCYTA.

TELINTRA, our second product candidate, is a small molecule glutathione analog inhibitor of the enzyme glutathione S-transferase P1-1. We are developing TELINTRA for the treatment of blood disorders associated with low blood cell levels, such as neutropenia or anemia. Decreased blood cell levels, especially of white cells, occur as a common side effect of cancer chemotherapy and render the already weakened cancer patient susceptible to life-threatening infections. Myelodysplastic syndrome, or MDS, is a disease characterized by defects in the blood-producing cells of the bone marrow, in which low blood cell levels also occur. In May 2008, we initiated two randomized Phase 2 clinical trials of TELINTRA tablets, one for the treatment of patients with

MDS and the other for the treatment of chemotherapy induced neutropenia, or CIN, in patients with locally advanced or metastatic non-small cell lung cancer receiving first-line chemotherapy. Both of these trials are enrolling patients. The trial for MDS is intended to enroll 86 patients and the trial for CIN is intended to enroll 135 patients.

Pre-clinical Drug Product Development

TLK58747 is a novel metabolically activated cytotoxic small molecule that we identified as a new product candidate in 2006. TLK58747 causes apoptosis and G2/M cell cycle arrest in a broad array of human cancer cell lines including those not expressing GST P1-1. In pre-clinical testing, it has shown significant anti-tumor activity in human breast, pancreatic, brain and colon tumors in pre-clinical models of human cancer when administered either orally or by injection. We are conducting the required preclinical safety studies that if successful may support the potential filing of an Investigational New Drug, or IND, application with the FDA.

We currently have a small molecule compound inhibiting both Aurora kinase and VEGFR2 kinase in pre-clinical development. Aurora kinase is a signaling enzyme whose function is required for cancer cell division, while vascular endothelial growth factor receptor, or VEGFR, plays a key role in tumor blood vessel formation, ensuring an adequate supply of nutrients to support tumor growth. The lead compounds of our first dual inhibitor program met a development milestone in August 2008 by demonstrating anticancer activity in preclinical models of human colon cancer and human leukemia. A development drug product candidate, TLK60404, has been selected, We are conducting the required preclinical safety studies that if successful may support the potential filing of an IND application with the FDA.

C243, our lead antagonist of monocyte chemotactic protein -1, or MCP-1, is a small molecule that has been shown to prevent leukocyte infiltration, a process linked to tissue injury in chronic autoimmune and inflammatory diseases such as multiple sclerosis, rheumatoid arthritis and atherosclerosis. In February 2007, we announced an agreement with SRI International, or SRI, under which SRI will fund and conduct preclinical studies of C243 for the potential treatment of multiple sclerosis and other autoimmune and inflammatory diseases.

Clinical Product Development Programs

Our two most advanced product candidates, TELCYTA and TELINTRA, are being developed to treat cancers for which there is significant demand for new therapies. Cancer is the second most common cause of death in the United States according to the American Cancer Society’s 2008 Cancer Facts and Figures. The five-year survival rates for patients with cancers that have spread from their original sites are poor. These poor survival rates reflect the limitations of current treatments and the development of resistance to available treatments. In addition, current treatments are often associated with severe toxic side effects.

TELCYTA—Tumor-activated Cancer Product Candidate

TELCYTA is a small molecule drug product candidate that we are developing for the treatment of cancer. TELCYTA binds to glutathione S-transferase, or GST, a protein known to play an important role in the development of resistance to commonly used chemotherapeutic drugs. GST P1-1 is a type of GST that is elevated in many cancers and is often further elevated following treatment with standard chemotherapeutic drugs. When TELCYTA binds to GST P1-1, it releases a fragment with a proven mechanism of killing cancer cells as well as other reactive agents. In contrast to the usual situation in which GST P1-1 is involved in the destruction of chemotherapeutic drugs, GST P1-1 activates TELCYTA when TELCYTA reaches its cellular target. In this way, TELCYTA kills cancer cells by inducing cell death through a process called apoptosis.

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

We completed three randomized Phase 3 registration trials in platinum refractory or resistant ovarian cancer and in platinum resistant non-small cell lung cancer. In 2007, we reported that two of these trials did not achieve their primary endpoints of demonstrating a statistically significant improvement in overall survival and that the third trial did not achieve the primary endpoint of demonstrating statistically significant improvement in overall tumor response.

During 2008, we completed a multi-center, randomized clinical study of 125 patients of TELCYTA in combination with pegylated liposomal doxorubicin, or PLD, versus PLD alone as second line therapy in platinum refractory or resistant ovarian cancer and announced top-line results on October 29, 2008. On an intent-to-treat basis for the 125 patients, the median progression-free survival was 5.6 months on the TELCYTA plus PLD arm compared to 3.7 months on the PLD control arm. Of the 125 patients, a prespecified analysis was conducted for 75 patients with platinum refractory or primary resistant disease, including 40 patients on the TELCYTA plus PLD arm and 35 patients on the PLD control arm. The medium progression-free survival of these patients was 5.6 months for the TELCYTA plus PLD arm compared to 2.9 months for the PLD control arm.

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

We completed a Phase 1-2a study in patients with MDS using a tablet formulation of TELINTRA and at the 49th Annual Meeting of the American Society of Hematology in December 2007, we reported positive clinical data demonstrating that TELINTRA tablets are well tolerated and clinically active in patients with all stages of MDS. At the 99th Annual Meeting of the American Association for Cancer Research, in April 2008, we presented additional data on the TELINTRA induced cancer cell death of human leukemia cells. In 2008, we initiated two randomized Phase 2 clinical trials of TELINTRA tablets, one for the treatment of patients with MDS and the other for the treatment of CIN in patients with locally advanced or metastatic non-small cell lung cancer receiving first-line chemotherapy. The trial for MDS is intended to enroll 86 patients and the trial for CIN is intended to enroll 135 patients.

The tablet formulation of TELINTRA may offer the advantages of a small molecule drug including ease of manufacturing and oral administration. TELINTRA tablets may allow us to offer a product that is an attractive alternative to the current marketed parenterally administered drugs. We have retained worldwide commercial rights to TELINTRA.

Pre-Clinical Drug Product Development

TLK58747—Cytotoxic Small Molecule

TLK58747 is a novel metabolically activated cytotoxic small molecule. TLK58747 induces apoptosis and G2/M, or cell division, cell cycle arrest in a broad array of human cancer cell lines including those not expressing GST P1-1. It has shown significant anti-tumor activity in human breast, pancreatic, brain and colon tumors in pre-clinical models of human cancer when administered either orally or by injection. We are conducting the required preclinical safety studies that if successful may support the potential filing of an IND application with the FDA.

TLK60404—Aurora Kinase/VEGFR2 Inhibitors

We have a small molecule compound inhibiting both Aurora kinase and VEGFR2 kinase. Aurora kinase is a signaling enzyme whose function is required for cancer cell division, while vascular endothelial growth factor receptor, or VEGFR, plays a key role in tumor blood vessel formation, ensuring an adequate supply of nutrients to support tumor growth. The lead compounds of our first dual inhibitor program met a development milestone in August 2008 by demonstrating anticancer activity in preclinical models of human colon cancer and human leukemia. These lead compounds prevented tumor growth in preclinical models of human colon cancer and human leukemia by inhibiting both Aurora kinase and VEGFR2. Our data support the concept that dual inhibition of Aurora kinase and VEGFR2 represents a promising approach for anti-cancer therapy. A development drug product candidate, TLK60404, has been selected. We are conducting the required preclinical safety studies that if successful may support the potential filing of an IND application with the FDA.

MCP-1 Antagonists (C243)—Small Molecules for Autoimmune and Inflammatory Disorders

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

Using our TRAP technology we discovered MCP-1 antagonists, including our lead compound C243, a small molecule that prevents leukocyte infiltration, a process linked to tissue injury in chronic autoimmune and inflammatory diseases such as multiple sclerosis, rheumatoid arthritis and atherosclerosis. In February 2007, we announced an agreement with SRI International under which SRI will fund and conduct preclinical studies of C243 in multiple sclerosis and other autoimmune and inflammatory diseases. We hold exclusive commercialization rights to the MCP-1 antagonists, including C243, in North and South America. Our former collaborator, Sanwa, holds exclusive rights in Asia, and we have non-exclusive rights in the rest of the world.

Research Discovery Programs

In addition to generating our current clinical product candidate portfolio, TRAP has allowed us to build our research pipeline with product candidates against targets in cancer and inflammatory diseases. We have chosen to pursue those protein targets that have engendered a high level of interest in the drug discovery community, address important unmet clinical needs and whose modulation are expected to have a beneficial effect in treating a given disease. We are continually evaluating and prioritizing our early stage programs. These earlier stage compounds include TRAP-discovered inhibitors of important cancer cell targets including VEGFR2 kinase, cancer cell mitosis and DNA methyltransferase. DNA methyltransferase is required to maintain genetic stability within cells, and changes in DNA methyltransferase activity can lead to malignancy by causing modifications to DNA. Inhibition of DNA methyltransferase has been shown to inhibit tumor growth in mouse models of cancer. In collaboration with the Arizona Cancer Center, our TRAP technology was used to discover small molecule inhibitors of DNA methyltransferase, which were active in in vitro cancer models.

TRAP Technology

Our TRAP drug discovery technology is designed to rapidly and efficiently identify small molecule compounds that act on disease-related protein targets. TRAP technology offers solutions to the two major challenges facing drug discovery: the explosive growth in the number of new protein targets generated by the advances in genomics, and the intrinsic limitations of the Ultra High Throughput Screening, or UHTS, approach. TRAP offers several competitive advantages over UHTS, because it is able to accommodate thousands, rather than hundreds, of targets; is cost-effective to screen unproven targets for the purpose of validation; and allows the use of complex biologically relevant assays rather highly simplified assays.

We have discovered that there are a limited number of ways that proteins interact with small molecules and that these interactions can be simulated using a carefully selected panel of diverse proteins. TRAP takes advantage of this discovery to profile the interactions of small molecules with proteins. We believe that our panel of proteins simulates, either individually or in combination, most of the significant interactions between a small molecule and a protein. Furthermore, TRAP measures the diversity of compounds in a way that cannot be explained on the basis of chemical structure alone. Compounds that are structurally similar can have very different affinities for proteins. Conversely, compounds that are structurally diverse may have similar affinities for a protein. By comparing the relative strengths of the interaction of a small molecule with each panel protein, a protein affinity profile, or fingerprint, is produced for the small molecule.

Using these fingerprints, we select a subset of compounds. We screen this set against the target of interest and use the resulting data to predict the type of small molecule-protein interactions present in the target. We have developed a set of computational chemoinformatics algorithms, which are used to scan the library for patterns of protein affinity. These patterns correlate with biological activity. The majority of active compounds in our library that are pharmaceutically active against a given target can be identified after screening as few as 200 compounds.

The ability of TRAP to identify active compounds after screening only a few hundred samples overcomes many of the limitations of UHTS. TRAP does not require assays capable of screening millions of compounds, thereby decreasing the time and resources necessary for development of UHTS compatible assays. TRAP can be applied to tedious but biologically relevant assays. In addition, TRAP eliminates the need for large compound collections and sophisticated and expensive automation to support them, further lowering the financial barrier to screening and permitting its application to emerging biopharmaceutical companies. Finally, the overall efficiency and economy of TRAP allow multiple targets to be pursued simultaneously and permit the screening of higher risk, but potentially valuable, targets.

We have enhanced TRAP by creating computer calculated affinity fingerprints, which greatly expands the number of compounds that can be surveyed. Our small-molecule database now has over 3.5 million computed affinity fingerprints. This approach has eliminated our need to maintain a large chemical inventory, resulting in a significant cost savings. Also, since fingerprints can be computed, TRAP can guide medicinal chemistry by evaluating potential compounds before they are made, thereby reducing the time and resources needed to develop a product candidate.

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

These collaborations include the following:

Sanwa Kagaku Kenkyusho Co., Ltd

In December 1996, we entered into a screening services agreement with Sanwa Kagaku Kenkyusho Co., Ltd., or Sanwa, a Japanese pharmaceutical company, to employ our proprietary TRAP technology to identify compounds that are active against biological targets. Our MCP-1 antagonists, including C243, were discovered under this agreement. We have exclusive commercialization rights in North and South America; Sanwa has exclusive commercialization rights in Asia; and we have non-exclusive rights in the rest of the world. The agreement expired in December 2006, but the division of rights remains in effect.

SRI International

In February 2007, we announced an exclusive license agreement with SRI International, or SRI, under which SRI will conduct preclinical studies of C243. Under the terms of the agreement, SRI will fund and conduct preclinical and toxicology studies directed at supporting an IND application with the FDA, as well as develop GMP-compliant sources for C243 manufacturing. We have the option to re-acquire C243 rights in the future. The license agreement covers territories where we have exclusive rights under our Sanwa agreement. The term of this agreement and license under it expires in December 2011, subject to termination rights by both parties.

University of Arizona

In January 2001, we entered into a research and license agreement with the Arizona Cancer Center at the University of Arizona to use our TRAP technology for the identification of small molecule compounds active against cancer related targets. The Arizona Cancer Center has successfully conducted biologic assays to screen TRAP-generated compounds for pharmacologic activity, and in July 2002, we selected four targets for further development. We have exclusive worldwide rights to develop and commercialize compounds based on these targets and will use the Arizona Cancer Center as a preferred clinical site for our oncology drug development programs arising from this collaboration. The license agreement will continue until the expiration of the patents covering compounds developed under the agreement.

Mount Sinai School of Medicine

In March 2008, we entered into a research and license agreement with the Mount Sinai School of Medicine, or Mount Sinai, to use our TRAP technology for the identification of small molecule compounds active against a target chosen by Mount Sinai. Mount Sinai has the right to select compounds arising from the collaboration for further development. The agreement provides for the payment of royalties to Telik based on product sales or licensing fees, and will expire at the end of the royalty period.

ReceptorBio, Inc.

In August 2008, we entered into a license agreement with ReceptorBio, Inc. which enables ReceptorBio to develop and commercialize Telik’s oral small molecule insulin receptor kinase activators. These compounds were identified through the application of our TRAP technology. The agreement is contingent on ReceptorBio’s reimbursement of Telik’s patent expenses. It also provides for payments to Telik related to regulatory milestones and royalties based on product sales or licensing fees; and will expire at the end of the royalty period.

Hospital for Special Surgery

In September 2008, we entered into a TRAP screening agreement with the Hospital for Special Surgery, or HSS. The Research Division of HSS studies the mechanisms underlying musculoskeletal and autoimmune diseases to discover effective treatments for these disorders. Telik and HSS are using TRAP technology for the identification of small molecule compounds that inhibit a key enzyme in cell signaling and migration.

Swiss Tropical Institute

In October 2008, we entered into a TRAP screening agreement with the Swiss Tropical Institute, or STI. STI, in Basel, Switzerland, has research programs in public health and epidemiology and in molecular parasitology and infection biology, particularly applied to tropical diseases, to discover effective treatments for these diseases. Telik and STI are using TRAP technology for the identification of small molecules that affect two key tropical parasites.

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

We have a number of patents and patent applications related to our compounds and other technology, but we cannot be certain that issued patents will be enforceable or provide adequate protection or that the pending patent applications will issue as patents. The following table shows the expiration dates in the United States and internationally for the primary patents that cover our TRAP technology and the compounds in our clinical and preclinical product candidates.

	US patent expirations		Foreign patent expirations
TRAP	2014		N/A
Product candidates
TELCYTA	2013		2014
TELINTRA	2014		2014
TELINTRA tablet formulation	2012		2016	*
TLK58747	2025	*	2025	*
Aurora kinase/VEGFR2 inhibitors	2029	*	2029	*
MCP-1 antagonists (C243)	2022		2022	*

* Including pending and planned applications

We may obtain patents for our product candidates many years before we obtain marketing approval for them. We can generally expect to obtain patent term extensions of up to five years for patents covering our product candidates in many countries when and if marketing approvals are obtained. In foreign countries, these extensions are available only if approval is obtained before the patent expires, but in the United States, extensions are available even if approval is obtained after the patent would expire normally through a system of interim extensions until approval.

In addition to patent coverage, we will generally be entitled to data exclusivities for our product candidates in many countries for several years after marketing approval (for example, 5 years in the United States and up to 10 years in the European Union) when and if marketing approvals are obtained.

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

Competition

Competition in the pharmaceutical and biotechnology industries is intense. The product candidates that we and our collaborative partners are developing will have to compete with existing therapies. In addition, a large number of companies are pursuing the development of pharmaceuticals that target the same diseases and conditions that we are targeting. Many pharmaceutical or biotechnology companies have products on the market and are actively engaged in the research and development of products that are competitive with our potential product candidates. Many of these companies and institutions, either alone or together with their collaborative partners, have substantially greater financial, manufacturing, sales, distribution and technical resources and more experience in research and development, clinical trials and regulatory matters, than we do. In addition, our competitors may succeed in developing technologies and drugs that are more effective, better tolerated or less costly than any which are being developed by us and our collaborative partners or which would render our technology or potential product candidates obsolete or noncompetitive.

Regulatory Considerations

The manufacturing and marketing of our product candidates and our on-going research and development activities are subject to extensive regulation by numerous governmental authorities in the United States and other countries. In the United States, pharmaceutical products are subject to rigorous review by the FDA under the Federal Food, Drug, and Cosmetic Act, the Public Health Service Act and other federal statutes and regulations. Non-compliance with applicable requirements can result in fines, recall or seizure of products, total or partial suspension of production, refusal of the government to approve marketing applications or allow us to enter into supply contracts and criminal prosecution. The FDA also has the authority to revoke previously granted marketing authorizations.

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

The cost of preparing and submitting a New Drug Application, or NDA, is substantial. Under federal law, the submission of most NDAs is additionally subject to a substantial application user fee, currently exceeding $1.1 million, and the manufacturer and/or sponsor under an approved new drug application are also subject to annual product and establishment user fees, currently exceeding $65,000 per product and $392,000 per establishment. These fees are typically increased annually.

Preclinical studies involve laboratory evaluation and animal studies to assess the initial efficacy and safety of a product candidate. The FDA, under its Good Laboratory Practices regulations, regulates preclinical studies. Violations of these regulations can, in some cases, lead to invalidation of the studies, requiring these studies to be replicated. The results of the preclinical studies, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND, which must be approved by the FDA before we can commence clinical trials in humans. Unless the FDA objects to an IND, the IND would become effective 30 days following its receipt by the FDA.

Clinical trials involve the administration of the investigational product candidate to humans under the supervision of a qualified principal investigator. Clinical trials in the United States must be conducted in accordance with Good Clinical Practice, or GCP, under protocols submitted to the FDA as part of the IND. In addition, each clinical trial must be approved and conducted under the auspices of an Investigational Review Board, or IRB, and with patient informed consent. The IRB will consider, among other things, ethical factors, the safety of human subjects and the possibility of liability of the institution conducting the trial.

The FDA may order the temporary or permanent discontinuation of a clinical trial at any time or impose other sanctions if it believes that the clinical trial is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements, or may impose other conditions.

Clinical trials in the United States are conducted in three sequential phases though the phases may overlap. Phase 1 clinical trials may be performed in healthy human subjects or, depending on the disease, in patients. The goal of Phase 1 clinical trials is to establish initial data about the safety and tolerance of the product candidate in humans. In Phase 2 clinical trials, in addition to safety, the efficacy of the product candidate is evaluated in a limited number of patients with the target disease. Phase 3 clinical trials typically involve additional testing for safety and clinical efficacy in expanded, large-scale, multi-center studies of patients with the target disease. We have engaged contract research organizations, or CROs, to facilitate the administration of some of our clinical trials.

We and all of our contract manufacturers are required to comply with the applicable FDA current Good Manufacturing Practice, or cGMP, regulations applicable to the manufacture of the clinical and commercial supplies of our product candidates. cGMP regulations include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Manufacturing facilities are subject to inspection by the FDA. These facilities must be approved before we can use them in the commercial manufacture of our product candidates.

Outside the United States, our ability to market a product is contingent upon receiving marketing authorization from the appropriate regulatory authorities. The requirements governing the conduct of clinical trials, marketing authorization, pricing and reimbursement vary widely from country to country. At present, foreign marketing authorizations are generally applied for and obtained at a national level, although within the European Union registration procedures are available to companies wishing to market a product in more than one European Union member state. If the foreign regulatory authority is satisfied that adequate evidence of safety, quality and efficacy has been presented, a marketing authorization will be granted for the applicable country.

Manufacturing

We are using third-party manufacturers to produce clinical supplies of TELCYTA under cGMP regulations. We are currently dependent on a single source of supply from Organichem Corporation, or Organichem, for the active ingredient in TELCYTA. In July 2004, we entered into an agreement with Organichem under which Organichem has agreed to manufacture and supply to us the active ingredient in TELCYTA for clinical and commercial purposes. We and Organichem have agreed on a pricing schedule for such supply, which will be subject to future renegotiation after the lapse of a defined time period. Organichem has agreed to maintain sufficient capacity to satisfy its supply obligations under the agreement, and we are entitled to reduced prices in the event of a significant production shortfall. For a number of years, we are obligated to purchase from Organichem a significant percentage of our United States requirements for the active ingredient in TELCYTA. Our agreement with Organichem will remain in force until it is terminated through one of the following mechanisms: either party may terminate the agreement for an uncured or uncurable breach of other party, or immediately upon a series of material breaches, and we have the right to terminate the agreement if TELCYTA is not approved for commercial sale by the FDA or if such approval is revoked. We also have the right to terminate the agreement upon repeated production shortfalls by Organichem. Neither party has the right to terminate the agreement at will until several years after the FDA approves TELCYTA for commercial sale. We currently depend upon two sources for the drug product manufacture of TELCYTA.

We presently depend upon one source of supply, Isochem, for clinical quantities of the active ingredient in TELINTRA. We currently depend upon one source, Patheon, for the manufacture of TELINTRA tablets. While we are evaluating potential alternative sources of these materials, we have no such alternative sources that are immediately available.

We intend to continue to use third-party contract manufacturers or corporate collaborators for the production of material for use in preclinical studies, clinical trials, manufacture of future products and commercialization. The manufacture of our product candidates for preclinical studies and clinical trials and commercial purposes is subject to cGMP regulations promulgated by the FDA and to other applicable domestic and foreign regulations.

Research and Development

Our goal is to develop small molecule drugs for major disease areas and this goal has been supported by our substantial research and development investments. We spent approximately $24.0 million in 2008, $43.0 million in 2007 and $71.5 million in 2006 on research and development. We conduct research internally and also through collaborations with third parties, including universities. In 2008, approximately 86% of our research and development was conducted internally and 14% was conducted through collaborations with third parties, including CROs and consultants.

Employees

As of February 15, 2009, our workforce consisted of 50 full-time and 2 part-time employees, 16 of whom hold Ph.D. or M.D. degrees, or both, and 11 of whom hold other advanced degrees. Of our total workforce, 32 are engaged in research and development and 20 are engaged in business development, finance and administration. None of our employees are represented by a collective bargaining agreement, nor have we experienced any significant work stoppages. We believe that our relations with our employees are good.

Available Information

Our website address is www.telik.com; however, information found on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K. We file or furnish electronically with the SEC our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. We make available free of charge on or through our website copies of these reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov. You may also read and copy any of our materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information regarding the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

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

To date, we have not obtained regulatory approval for the commercial sale of any products, and we have not received any revenue from the commercial sale of products. Due to the significant research and development expenditures required to develop our TRAP technology and identify new product candidates, and the lack of any products to generate revenue, we have not been profitable and have incurred operating losses since we were incorporated in 1988. As of December 31, 2008, we had an accumulated deficit of $479.9 million. We expect to incur losses for the next several years as we continue our research and development activities and incur significant clinical testing and drug supply manufacturing costs. We do not anticipate that we will generate product revenue for several years. Our losses, among other things, have caused and will cause our stockholders’ equity and working capital to decrease. We expect that this trend will continue until we develop, and obtain regulatory approval and market acceptance of, our product candidates, if at all. We may never generate product revenue sufficient to become profitable.

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

To obtain regulatory approvals, we must, among other requirements, complete carefully controlled and well-designed clinical trials demonstrating that a particular drug is safe and effective for the applicable disease. TELCYTA has, to date, been evaluated in multiple Phase 1, Phase 2 and Phase 3 clinical trials. The Phase 3 clinical trials (ASSIST-1, 2, 3 and 5) compared TELCYTA to a control arm consisting of currently established standard drug treatments for ovarian and lung cancers. On June 3, 2007, we presented final results at the ASCO annual meeting that the ASSIST-1 and ASSIST-3 trials did not achieve their primary endpoints. We also announced final data on the ASSIST-2 trial confirming that the primary endpoints were not achieved.

On June 4, 2007, a full clinical hold for TELCYTA was initiated by the FDA following the presentation of the Phase 3 clinical trial results at the ASCO annual meeting. As a result, we stopped enrolling new patients in the TELCYTA ASSIST-5 clinical trial, and patients receiving ongoing treatment in our TELCYTA trials could not receive additional treatment until such time that the FDA released the clinical hold. On June 15, 2007, the FDA converted the full clinical hold of TELCYTA to a partial hold, thereby enabling patients that had been enrolled in the ASSIST-3 and ASSIST-5 trials the opportunity to continue to receive study treatments, including TELCYTA in combination with chemotherapy, subject to re-consenting procedures. We submitted detailed safety and other information to the FDA and worked closely with the agency in its review of TELCYTA. On October 12, 2007, the FDA completed their review of all TELCYTA data and removed the partial hold, permitting the resumption of our TELCYTA clinical development. However, during the clinical hold a number of patients discontinued therapy on the ASSIST-5 trial and no additional patients have been enrolled. On October 29, 2008 we announced top-line results demonstrating that statistically significant improvement was observed in a sub-set of patients with platinum refractory or primary resistant disease. Because the statistically significant improvement was only observed in a sub-set of patients we may be required to conduct additional studies by the FDA. If the data on future clinical trials are not positive, we may not be able to continue clinical development on TELCYTA and our business will suffer.

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

In January 2007, we completed a Phase 2 clinical trial of the intravenous formulation of TELINTRA in MDS, a form of pre-leukemia, to evaluate safety, pharmacokinetics, pharmacodynamics and efficacy. In February 2006, we initiated a Phase 1-2a clinical trial of a tablet formulation of TELINTRA in MDS and announced final data at the American Society of Hematology meeting in December 2007. In May 2008, we initiated two Phase 2 clinical trials of TELINTRA tablets, one for the treatment of patients with MDS and the other for the treatment of chemotherapy induced neutropenia, or CIN, in patients with locally advanced or metastatic non-small cell lung cancer receiving first-line chemotherapy. Our success depends in part on our ability to continue clinical development of TELINTRA.

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

Delays in clinical testing can also materially impact our product candidates development costs. If we experience delays in clinical testing or approvals, our product candidates development costs will increase. For example, we may need to make additional payments to third-party investigators and organizations to retain their services or we may need to pay additional recruitment incentives. If the delays are significant, our financial results and the commercial prospects for our product candidates will be harmed, and our ability to become profitable will be delayed.

If we do not find collaborators for our product candidates, we may have to reduce or delay our rate of product development and/or increase our expenditures.

Our strategy to develop, manufacture and commercialize our products includes entering into relationships with pharmaceutical companies to advance certain programs and reduce our expenditures with respect to such programs. Our product candidates will target highly competitive therapeutic markets in which we have limited experience and expertise. If we are unable to develop this expertise ourselves, we will need to enter into agreements with one or more biotechnology or pharmaceutical companies to provide us with the necessary resources and experience for the development and commercialization of products in these markets. In particular, we intend to seek a partnership with a pharmaceutical or biotechnology company to further advance the development and commercialization of TELCYTA. There are a limited number of companies with the resources necessary to develop our future products commercially, and we may be unable to attract any of these firms. The current credit and financial market conditions could also impact our ability to find a collaborator for our development programs. A company that has entered into a collaboration agreement with one of our competitors may choose not to enter into a collaboration agreement with us. We may not be able to negotiate a collaboration agreement on acceptable terms or at all. If we are not able to establish collaborative arrangements, we may have to reduce or delay further development of some of our programs and/or increase our expenditures and undertake the development activities at our own expense. If we elect to increase our expenditures to fund our development programs, we will need to obtain additional capital, which may not be available on acceptable terms or at all.

In addition, there have been a significant number of recent business combinations among biotechnology and pharmaceutical companies that have reduced the number of potential future collaborators that would be willing to enter into a collaboration agreement with us. If business combinations involving potential collaborators continue to occur, our ability to find a collaborative partner could be diminished, which could result in the termination or delay in one or more of our product candidate development programs.

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

The process of carrying out the development of our own unpartnered product candidates to later stages of development and developing other research programs to the stage that they may be partnered to a pharmaceutical or biotechnology company will require significant additional expenditures, including the expenses associated with preclinical testing, clinical trials and obtaining regulatory approval. We believe that our existing cash and investment securities will be sufficient to support our current operating plan through the end of 2011. Unanticipated changes in our research and development plans or other changes affecting our operating expenses may affect actual future consumption of existing cash resources as well. In any event, we will require substantial additional financing to fund our operations in the future. We do not know whether additional financing will be available when needed or that, if available, we will be able to obtain financing on terms favorable to our stockholders. In addition, the recent tightening of credit markets and concerns regarding the availability of credit, particularly in the United States, may also have negatively impacted our ability to raise additional capital to fund our business. As of December 31, 2008, our accumulated deficit was $479.9 million, and we expect capital outlays and operating expenditures to increase over the next several years as we expand our clinical, research and development activities. The extent of any actual increase in operating or capital spending will depend in part on the clinical success of our product candidates. If we fail to raise adequate funds on terms acceptable to us, if at all, we will not be able to continue to fund our operations, research programs, preclinical testing, clinical trials and manufacturing efforts.

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

The investment of our substantial cash balance and our investments in marketable debt securities are subject to risks, have resulted in a lack of liquidity which may cause losses and continue to affect the liquidity of these investments.

At December 31, 2008, we had $51.5 million in cash, cash equivalents and restricted cash and $12.0 million in investments in marketable debt securities. We have historically invested these amounts in U.S. government agencies, municipal notes which may have an auction reset feature, corporate notes and bonds, commercial paper and money market funds meeting certain criteria. Certain of these investments are subject to general credit, liquidity, market and interest rate risks, which have been exacerbated by U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. These market risks associated with our investment portfolio may have an adverse effect on our operations, liquidity and financial condition.

$18.7 million (par value) of our investment portfolio is invested in corporate and municipal notes investments with an auction reset feature (“auction rate certificates” and “auction preferred stock”), collectively known as auction rate securities, or ARS. In September 2007, $8.9 million of our investment portfolio that was invested in ARS had failed to settle in scheduled auctions. An auction failure means that the parties wishing to sell securities could not make the sale, but does not result in the securities going into default because the issuer continues to pay interest. In February 2008, auctions had failed for the remaining $9.8 million of our ARS whose underlying assets are generally student loans which are substantially backed by the federal government. These investments are not liquid and their carrying amounts are impaired due to the adverse change in the corporate debt market. As a result we have written-down the carrying amount of these investments and recognized a loss of approximately $8.7 million through December 31, 2008. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record additional impairment charges on these investments.

On November 10, 2008, we entered into an agreement with UBS AG and its affiliates, or UBS, whereby we received rights to sell all our ARS held in our UBS account at par value to UBS at any time during a two-year period beginning on June 30, 2010 and ending on July 2, 2012. In connection with our acceptance of UBS’ offer to enter into that agreement, UBS made available to us “no net cost” loans, secured by our ARS, for up to 75% of the market value of our ARS, where interest payable on the loan does not exceed interest earned on our ARS. On December 31, 2008, we borrowed $8 million from UBS in accordance with such a secured, “no net cost” demand facility. If we are unable to liquidate our remaining ARS to obtain funds when needed we may be unable to fund our operations. There can be no assurance as to the timing of when, or if, the market for ARS will recover in a manner that will allow us to receive a return of some or all of our principal or to meet our liquidity needs.

Raising additional capital by issuing securities or through collaboration and licensing arrangements may cause dilution to existing stockholders or require us to relinquish rights to our technologies or product candidates.

We may seek to raise additional funds through equity or debt financings, collaborative arrangements with corporate partners or other sources. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience dilution. To the extent that we raise additional capital through licensing arrangements or arrangements with collaborative partners, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize ourselves.

Our restructuring efforts may have an adverse impact on our current employees and on our ability to retain and attract future employees.

In February 2007, our Board of Directors committed to a restructuring which resulted in a reduction of 38 positions, or approximately 25% of our workforce. In September 2008, we reduced our workforce by another seven positions or approximately 8% of our workforce. On February 11, 2009, we implemented a restructuring plan to further reduce our operating expenses. As a result of the restructuring plan, we reduced our workforce by 36 positions or approximately 44% of our workforce. We cannot assure you that future reductions or adjustments of our workforce will not be made or that issues, such as reduced productivity, associated with such reductions will not recur. In addition, employees, whether or not directly affected by the reduction, may seek future employment with our business partners, customers or competitors. Although our employees are required to sign a confidentiality agreement at the time of hire, we cannot assure you that the confidential nature of certain proprietary information will be maintained in the course of such future employment.

Further, we believe that our future success will depend in large part upon our ability to attract and retain highly skilled personnel. We may have difficulty attracting such personnel as a result of a perceived risk of our business and operations and of future workforce reductions. In addition, identifying, hiring and retaining skilled executives and employees with technical expertise in the biotechnology industry may be difficult. As a result, competition among numerous companies, academic and other research institutions for skilled personnel and experienced scientists may be intense and turnover rates high. The cost of living in the San Francisco Bay Area is high compared to other parts of the country, which may adversely affect our ability to compete for qualified personnel and will increase costs. Because of this competitive environment, we have encountered and may continue to encounter increasing difficulty in attracting qualified personnel if our operations expand and the demand for these professionals increases, and this difficulty could significantly impede the achievement of our research and development objectives.

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

Even if we are able to achieve success in our pre-clinical testing, we, or our collaborators, must provide the FDA and foreign regulatory authorities with clinical data that demonstrate the safety and efficacy of our product candidates in humans before they can be approved for commercial sale. Failure to obtain regulatory approval will prevent commercialization of our product candidates.

The pharmaceutical industry is subject to stringent regulation by a wide range of regulatory authorities. We cannot predict whether regulatory clearance will be obtained for any product candidate that we are developing or hope to develop. A pharmaceutical product cannot be marketed in the United States until it has completed rigorous pre-clinical testing and clinical trials and an extensive regulatory clearance process implemented by the FDA. Satisfaction of regulatory requirements typically takes many years and depends on the type, complexity and novelty of the product candidate and requires the expenditure of substantial resources. Of particular significance are the requirements covering research and development, testing, manufacturing, quality control, labeling and promotion of drugs for human use.

Before commencing clinical trials in humans, we, or our collaborators, must submit and receive approval from the FDA of an IND application. We must comply with FDA “Good Laboratory Practices” regulations in our pre-clinical studies. Clinical trials are subject to oversight by institutional review boards of participating clinical sites and the FDA and:

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

Before receiving FDA clearance to market a product candidate, we, or our collaborators must demonstrate that the product candidate is safe and effective in the patient population that will be treated. Negative or inconclusive results or adverse medical events during a clinical trial could cause a clinical trial to be repeated, a program to be terminated and could delay approval. We typically rely on third-party clinical investigators to conduct our clinical trials and other third-party organizations to perform data collection and analysis. As a result, we may face additional delaying factors outside our control. In addition, we may encounter delays or rejections based upon additional government regulation from future legislation or administrative action or changes in FDA policy or interpretation during the period of product development, clinical trials and FDA regulatory review. Failure to comply with applicable FDA or other applicable regulatory requirements may result in criminal prosecution, civil penalties, recall or seizure of products, total or partial suspension of production or injunction, as well as other regulatory action. We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approval.

If regulatory clearance of a product candidate is granted, this clearance will be limited to those disease states and conditions for which the product candidate is demonstrated through clinical trials to be safe and efficacious, which could limit our market opportunity. Furthermore, product approvals, once granted, may be withdrawn if problems occur after initial marketing. We cannot ensure that any product candidate developed by us, alone or with others, will prove to be safe and efficacious in clinical trials and will meet all of the applicable regulatory requirements needed to receive marketing clearance. Regulatory clearance may also contain requirements for costly post-marketing testing and surveillance to monitor the safety and efficacy of the product candidate. If problems occur after initial marketing, such as the discovery of previously unknown problems with our product candidates, including unanticipated adverse events or adverse events of unanticipated severity or frequency, or manufacturer or manufacturing issues, marketing approval can be withdrawn.

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

For TRAP, we hold patents in the United States that will expire between 2014 and 2015. For TELCYTA, we hold compound patents in the United States and internationally that will expire in 2013 and 2014. For TELINTRA, we hold compound patents in the United States and internationally that will expire in 2014. We can generally apply for patent term extensions on the patents for TELCYTA and TELINTRA when and if marketing approvals for these compounds are obtained in the relevant countries. In foreign countries, these extensions are available only if approval is obtained before the patent expires, but in the United States, extensions are available even if approval is obtained after the patent would expire normally through a system of interim extensions until approval.

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

Working capital constraints may force us to delay our efforts to develop certain product candidates in favor of developing others, which may prevent us from commercializing all product candidates as quickly as possible.

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

In November 2001, our board of directors adopted a stockholder rights plan that may have the effect of discouraging, delaying or preventing a merger or acquisition that is beneficial to our stockholders by diluting the ability of a potential acquiror to acquire us. Under the plan, except under certain circumstances, if a person or group acquires 20% or more of our outstanding common stock, or 10 business days after a person or group commences or announces a tender or exchange offer for 20% or more of our outstanding common stock, that person or group becomes an “Acquiring Person”, and the rights (except those rights held by the Acquiring Person) would generally become exercisable for shares of our common stock at a discount. In May 2006, we amended the stockholder rights plan to exclude Eastbourne Capital Management, L.L.C. and certain related persons and entities, collectively Eastbourne, from the definition of Acquiring Person so long as neither Eastbourne nor its affiliates or associates, either individually or in the aggregate, becomes the beneficial owner of 25% or more of the common stock then outstanding. On December 11, 2006, the plan was further amended to increase this threshold to 30% with respect to Eastbourne. Because the potential acquiror’s rights would not become exercisable for our shares of common stock at a discount, the potential acquiror would suffer substantial dilution and may lose its ability to acquire us. In addition, the existence of the plan itself may deter a potential acquiror from acquiring us. As a result, either by operation of the plan or by its potential deterrent effect, mergers and acquisitions of us that our stockholders may consider in their best interests may not occur.

Substantial future sales of our common stock by us or by our existing stockholders could cause our stock price to fall.

Additional equity financings or other share issuances by us, including shares issued in connection with strategic alliances and corporate partnering transactions, could adversely affect the market price of our common stock. Sales by existing stockholders of a large number of shares of our common stock in the public market or the perception that additional sales could occur could cause the market price of our common stock to drop. As of December 31, 2008, 53,289,577 shares of our common stock were outstanding, of which 52,947,352 shares were freely tradable and 342,225 shares were transferable in accordance with certain volume, notice and manner of sale restrictions under Rule 144 of the Securities Act of 1933.

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

Our stock prices and the market prices for securities of biotechnology companies in general have been highly volatile, with recent significant price and volume fluctuations, and may continue to be highly volatile in the future. For example, our stock price dropped by 71% on the day following the announcement in December 2006 that the preliminary top-line results of our first three Phase 3 trials did not meet primary end-points. During the twelve months ended December 31, 2008, our common stock traded between $0.16 and $3.65, and on December 31, 2008, our common stock closed at $0.38. You may not be able to sell your shares quickly or at the market price if trading in our stock is not active or the volume is low. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock, some of which are beyond our control:

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

Our stock price may not meet the minimum bid price for continued listing on the Nasdaq Global Market. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if we are delisted from The Nasdaq Global Market or if we are unable to transfer our listing to another stock market.

On September 19, 2008, we received a letter from Nasdaq Listing Qualification Department indicating that, for 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Market under Nasdaq Marketplace Rule 4450(a)(5). The letter also stated that in accordance with Nasdaq Marketplace Rule 4450(e)(2), we were given 180 calendar days to regain compliance with this listing requirement, which may be accomplished if the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days. Subsequently, Nasdaq implemented a temporary suspension of the minimum bid price requirement. We now have until September 21, 2009 to regain compliance. If we do not regain compliance by September 21, 2009, Nasdaq will provide written notification that our common stock will be delisted, after which we may appeal the staff determination to the Nasdaq Listing Qualifications Panel. In addition, if we do not regain compliance with this listing requirement by September 21, 2009, but meet the initial inclusion criteria for the Nasdaq Capital Market (except for the bid price requirement), we may apply to transfer the listing of our common stock to this market and, if accepted, be provided with an additional 180 day period to demonstrate compliance. If we are not eligible for an additional compliance period at that time, the Nasdaq staff will provide written notification that our securities will be delisted. Upon such notice, we may appeal the Nasdaq staff’s determination to the Nasdaq Listing Qualifications Panel. There can be no assurance that our common stock would be eligible for transfer to the Nasdaq Capital Market, or, if we appeal the Nasdaq staff’s determination, that such appeal would be successful.

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

Beginning on June 6, 2007, a series of putative securities class action lawsuits were commenced in the United States District Courts for the Southern District of New York and the Northern District of California, naming as defendants Telik, Inc. and certain of our current officers, one of whom is also a director. The complaints filed in the Southern District of New York, which were consolidated and amended in 2007, also name as defendants the underwriters of our November 2003 and/or January 2005 stock offerings. Plaintiffs in the Northern District of California subsequently voluntarily dismissed their complaints without prejudice. The complaints alleged violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 arising out of the issuance of allegedly false and misleading statements about our business and prospects, including the efficacy, safety and likelihood of success of our product candidate TELCYTA. The allegations of the consolidated amended complaint were similar, but more narrow than the original complaints. Plaintiffs sought unspecified damages and injunctive relief on behalf of purchasers of our common stock during the period between March 27, 2003 and June 4, 2007, including purchasers in the January 2005 stock offering.

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

Although the parties were able to settle the class action claims and the court entered a final order approving the settlement, the order is the subject of a pro se appeal by an unaffiliated, individual shareholder. We may in the future be the target of securities class action or shareholder derivative claims.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our facility consists of approximately 92,000 square feet of research and office space located at 3165 Porter Drive in Palo Alto, California. The term of this lease is approximately 11.5 years, commencing in January 2003 and terminating in May 2014 with an option to extend the lease term for a period of five years. In general, our facility is in good condition and is currently operating at an average capacity of approximately 31% due to our recent restructuring.

Item 3.	Legal Proceedings.

Beginning on June 6, 2007, a series of putative securities class action lawsuits were commenced in the United States District Courts for the Southern District of New York and the Northern District of California, naming as defendants Telik, Inc., and certain of our current officers, one of whom is also a director. The complaints filed in the Southern District of New York, which were consolidated and amended in 2007, also name as defendants the underwriters of our November 2003 and/or January 2005 stock offerings. Plaintiffs in the Northern District of California subsequently voluntarily dismissed their complaints without prejudice. The complaints alleged violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 arising out of the issuance of allegedly false and misleading statements about our business and prospects, including the efficacy, safety and likelihood of success of our product candidate TELCYTA. The allegations of the consolidated amended complaint were similar, but more narrow than the original complaints. Plaintiffs sought unspecified damages and injunctive relief on behalf of purchasers of our common stock during the period between March 27, 2003 and June 4, 2007, including purchasers in the January 2005 stock offering.

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

No matters were submitted to a vote of our stockholders during the fiscal quarter ended December 31, 2008.

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

Nasdaq stock listing compliance status

On September 19, 2008, we received notification from Nasdaq informing us that the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Market under Nasdaq Marketplace Rule 4450(a)(5). On October 17, 2008, Nasdaq implemented a temporary suspension of the minimum bid price requirement until January 19, 2009 and on December 23, 2008, Nasdaq implemented a further suspension of minimum bid price requirement until April 20, 2009. We now have until September 21, 2009 to regain compliance. We are considering various strategies in order to satisfy the minimum bid price requirement.

	High	Low
2008
Quarter ended March 31, 2008	$3.48	$2.00
Quarter ended June 30, 2008	$2.67	$1.20
Quarter ended September 30, 2008	$1.24	$0.55
Quarter ended December 31, 2008	$0.54	$0.16

2007
Quarter ended March 31, 2007	$6.71	$4.44
Quarter ended June 30, 2007	$6.43	$3.27
Quarter ended September 30, 2007	$3.48	$2.66
Quarter ended December 31, 2007	$4.10	$2.91

As of February 20, 2009, there were 96 stockholders of record of our common stock. We have never paid our stockholders cash dividends, and we do not anticipate paying any cash dividends in the foreseeable future as we intend to retain any earnings for use in our business. Any future determination to pay dividends will be at the discretion of our board of directors.

Performance Graph

The following graph shows the total stockholder return of an investment of $100 in cash on December 31, 2003 for: (i) the Company’s Common Stock; (ii) the Nasdaq U.S. Index; and (iii) the Nasdaq Pharmaceutical Stocks Index. All values assume reinvestment of the full amount of all dividends and are calculated as of the last stock trading day of each year:

	December 31, 2003	December 31, 2004	December 30, 2005	December 29, 2006	December 31, 2007	December 31, 2008
Telik, Inc.	$100	$83	$74	$19	$15	$2
Nasdaq U.S. Index	100	109	111	122	132	64
Nasdaq Pharmaceutical Stocks Index	100	107	117	115	121	112

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

The following selected historical information has been derived from the audited financial statements of Telik and should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” included elsewhere in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results of operations to be expected in the future.

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share amounts)
Statement of Operations Data:
Contract revenue from collaborations	$—	$—	$—	$19	$163
Operating costs and expenses:
Research and development	23,952	43,032	71,522	71,345	61,868
General and administrative	10,560	15,941	16,288	11,278	10,613
Restructuring costs	196	1,356	—	—	—

Total operating costs and expenses	34,708	60,329	87,810	82,623	72,481

Loss from operations	(34,708)	(60,329)	(87,810)	(82,604)	(72,318)
Interest income and other, net	2,945	5,114	8,186	7,062	2,501

Net loss	$(31,763)	$(55,215)	$(79,624)	$(75,542)	$(69,817)

Basic and diluted net loss per share	$(0.60)	$(1.05)	$(1.52)	$(1.47)	$(1.60)

Shares used to calculate basic and diluted net Loss per share	53,177	52,542	52,271	51,249	43,701

	As of December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents, investments and restricted Investments	$63,469	$93,233	$141,665	$205,643	$138,647
Working capital	48,778	69,410	120,845	187,276	121,356
Total assets	75,413	98,528	149,214	213,346	146,133
Current portion of capital lease obligations and loans	—	—	440	901	1,339
Non-current portion of capital lease obligations, loans and long-term liabilities	8,000	—	—	145	1,029
Accumulated deficit	(479,892)	(448,129)	(392,914)	(313,290)	(237,748)
Total stockholders’ equity	62,372	87,319	132,622	194,525	126,344

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Telik is engaged in the discovery and development of small molecule drugs. Our business strategy is to advance TELINTRA through Phase 2 clinical studies, and after obtaining clinical data, enter into a partnership with a pharmaceutical or biotechnology company to assist in further development and commercialization; advance our two leading preclinical drug candidates TLK58747 and TLK60404 into the clinic and seek a partnership for TELCYTA for further development. We have incurred net losses since inception and expect to incur losses for the next several years as we continue our research and development activities.

During the year ended December 31, 2008, loss from operations was $34.7 million and net loss was $31.8 million. Net cash used in operations for the year ended December 31, 2008 was $30.3 million and net cash, cash equivalents, investments and restricted investments at December 31, 2008 were $63.5 million. As of December 31, 2008, we had an accumulated deficit of $479.9 million.

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

In February 2009, we implemented a restructuring plan to further reduce our operating expenses and to streamline our infrastructure to focus on our most advanced preclinical and clinical development programs. As a result of the restructuring plan we reduced our workforce by 36 positions and expect to record a charge of approximately $0.9 million which primarily includes employee severance and related costs. As a result of our restructuring plan, we believe our existing cash resources will be sufficient to satisfy our current operating plan until the end of 2011. Changes in our research and development plans or other changes affecting our operating expenses may affect actual future consumption of existing cash resources as well. In any event, we will require substantial additional financing to fund our operations in the future.

We expect that our quarterly and annual results of operations will fluctuate for the foreseeable future due to several factors, including the timing and extent of our research and development efforts and the outcome of our clinical trial activities. The successful development of our products is uncertain. As such, an accurate prediction of future operating results is difficult or impossible.

Clinical Product Development

TELCYTA, our first product candidate, is a small molecule cancer drug product candidate designed to be activated in cancer cells. TELCYTA has shown clinical antitumor activity alone and in combination with standard chemotherapeutic agents in multiple Phase 2 clinical trials in refractory or resistant ovarian, non-small cell lung, breast and colorectal cancer. In addition, TELCYTA demonstrated clinical activity in two Phase 2 trials in combination regimens as first line treatment in patients with Stage IIIb or IV non-small cell lung cancer.

We initiated four randomized Phase 3 registration trials in platinum refractory or resistant ovarian cancer and in platinum resistant non-small cell lung cancer. ASSIST-1 and ASSIST-3 were designed to evaluate TELCYTA in the treatment of platinum resistant ovarian cancer. ASSIST-2 was designed to evaluate TELCYTA in the treatment of advanced non-small cell lung cancer. In June 2007, we reported that these trials did not achieve their primary endpoints. ASSIST-5, our fourth randomized Phase 3 trial, was initiated in May 2006 to evaluate TELCYTA in combination with PLD versus PLD alone as second line therapy in platinum refractory or resistant ovarian cancer.

On June 4, 2007, a full clinical hold for TELCYTA was initiated by the U.S. Food and Drug Administration, or FDA. As a result, we stopped enrolling new patients on the ASSIST-5 trial, and patients being treated on TELCYTA trials could not receive additional treatment until such time that the FDA released the clinical hold. On June 15, 2007 the FDA converted the full clinical hold on TELCYTA to a partial hold, thereby enabling patients that had been enrolled in the trial the opportunity to continue to receive study treatments, subject to re-consenting procedures. On October 12, 2007, the FDA completed its review of our TELCYTA data and removed the partial hold, permitting the resumption of TELCYTA clinical development. Although the initial trial design provided for the enrollment of 244 patients no further patients were enrolled in the ASSIST-5 trial since the FDA removal of the partial hold. The study on the 125 patients that had been enrolled prior to June 2007 has been completed and on October 29, 2008 we announced top-line results demonstrating that statistically significant improvement was observed in a sub-set of patients with platinum refractory or primary resistant disease. We intend to seek a partnership with a pharmaceutical or biotechnology company to further advance the development and commercialization of TELCYTA.

TELINTRA, our second drug product candidate in clinical development, is a small molecule glutathione analog inhibitor of the enzyme glutathione S-transferase P1-1. We are developing TELINTRA for the treatment of blood disorders associated with low blood cell levels, such as neutropenia or anemia. In May 2008, we initiated two Phase 2 clinical trials of TELINTRA tablets, one for the treatment of patients with MDS and the other for the treatment of chemotherapy induced neutropenia, or CIN, in patients with locally advanced or metastatic non-small cell lung cancer receiving first-line chemotherapy. Both of these trials are randomized Phase 2 studies and are enrolling patients. The trial for MDS is intended to enroll 86 patients and the trial for CIN is intended to enroll 135 patients.

Pre-Clinical Drug Product Development

TLK58747—Cytotoxic Small Molecule

TLK58747 is a novel metabolically activated cytotoxic small molecule. TLK58747 induces apoptosis and G2/M, or cell division, cell cycle arrest in a broad array of human cancer cell lines including those not expressing GST P1-1. It has shown significant anti-tumor activity in human breast, pancreatic, brain and colon tumors in pre-clinical models of human cancer when administered either orally or by injection. We are conducting the required preclinical safety studies that if successful may support the potential filing of an IND application with the FDA.

TLK60404—Aurora Kinase/VEGFR2 Inhibitors

We currently have a small molecule compound inhibiting both Aurora kinase and VEGFR2 kinase in pre-clinical development. Aurora kinase is a signaling enzyme whose function is required for cancer cell division, while vascular endothelial growth factor receptor, or VEGFR, plays a key role in tumor blood vessel formation, ensuring an adequate supply of nutrients to support tumor growth. The lead compounds of our first dual inhibitor program met a development milestone in August 2008 by demonstrating anticancer activity in preclinical models of human colon cancer and human leukemia. A development drug product candidate, TLK60404, has been selected. We are conducting the required preclinical safety studies that if successful may support the potential filing of an IND application with the FDA.

MCP-1 Antagonists (C243)—Small Molecule for Autoimmune and Inflammatory Disorders

MCP-1 antagonists, including our lead compound C243, is a small molecule that prevents leukocyte infiltration, a process linked to tissue injury in chronic autoimmune and inflammatory diseases such as multiple sclerosis, rheumatoid arthritis and atherosclerosis. In February 2007, we announced an agreement with SRI International under which SRI will fund and conduct preclinical studies of C243 in multiple sclerosis and other autoimmune and inflammatory diseases.

We discovered all of our drug product candidates using our proprietary technology, TRAP, which we believe enables the rapid and efficient discovery of small molecule drug product candidates. We expect to enter into collaborative arrangements with third parties, such as contract research organizations for clinical trials, development, manufacturing, regulatory approvals or commercialization of some of our products, particularly outside North America, or in disease areas requiring larger and longer clinical trials than cancer.

In August 2008, we announced a license agreement with ReceptorBio, Inc. which would enable ReceptorBio to develop and commercialize our oral small molecule insulin receptor kinase activators. These compounds were identified through the application of TRAP. The agreement is contingent on ReceptorBio’s reimbursement of Telik’s patent expenses. It also provides for payments to Telik related to regulatory milestones and royalties based on product sales or licensing fees; and will expire at the end of the royalty period. Our development focus does not currently include metabolic diseases like diabetes.

Nasdaq Stock Listing Compliance Status

On September 19, 2008, we received notification from Nasdaq informing us that the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Market under Nasdaq Marketplace Rule 4450(a)(5) and giving us 180 days to regain compliance. Nasdaq subsequently implemented temporary suspensions of the minimum bid price requirement. We have until September 21, 2009 to regain compliance and are considering various strategies in order to satisfy the minimum bid price requirement.

UBS Purchase Rights and Loan

On November 10, 2008, we entered into an agreement with UBS AG and with its affiliates, or UBS, whereby we received rights (the “Right”) to sell all our auction rate securities, or ARS, held in our UBS account at par value to UBS at any time during a two-year period beginning on June 30, 2010 and ending on July 2, 2012. If we do not exercise the Right, the ARS will continue to accrue and pay interest as determined by the auction process or the terms specified in the prospectus of the ARS if the auction process fails. If the Right is not exercised on or before July 2, 2012, it will expire and UBS will have no further obligation to buy our ARS. UBS is also granted the right to purchase or sell our ARS at any time after acceptance of the Agreement until July 2, 2012, so long as we receive par value for the ARS. The Right is a nontransferable security registered with the SEC.

In connection with our acceptance of the offer to enter into the agreement, UBS has made available to us “no net cost” loans for up to 75% of the market value of our ARS, where interest payable on the loan does not exceed interest earned on our ARS. The loan is to be secured by our ARS. On December 31, 2008, we borrowed $8 million from UBS in accordance with such a secured, “no net cost” demand facility.

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

While our significant accounting policies are more fully described in Note 1 to our financial statements appearing at the end of this Annual Report on Form 10-K, we believe the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our financial statements.

Fair Value Measurements

Effective January 1, 2008, we adopted FAS 157 which establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of FAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, we have currently adopted the provisions of FAS 157 with respect to our financial assets and liabilities only. On October 10, 2008, the FASB issued Staff Position No. FAS 157-3, FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”, which clarifies the application of FAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 is applicable to the valuation of auction rate securities held by us for which there was no active market as of December 31, 2008 and is effective upon issuance, including prior periods for which financial statements have not been issued.

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

Level 1	Quoted prices in active markets for identical assets or liabilities;

Level 2	Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The determination of fair value for Level 3 instruments requires the most management judgment and subjectivity.

Stock-Based Compensation Expense

On January 1, 2006, we adopted FAS 123R, and used the fair value method to account for share-based payment awards following the modified prospective method of adoption which provided for certain changes to the method for valuing stock-based compensation. Under the provisions of FAS 123R, employee stock-based compensation is estimated at the date of grant based on the employee stock award’s fair value using the Black-Scholes option-pricing model and is recognized as expense ratably over the requisite service period in a manner similar to other forms of compensation paid to employees. The Black-Scholes option-pricing model requires the use of certain subjective assumptions. The most significant of these assumptions are our estimates of the expected volatility of the market price of our stock and the expected term of the award. Our expected stock-price volatility assumption for 2006 was based on historical volatility. From January 1, 2007 to June 30, 2008, a blended rate of 50% historical volatility and 50% implied volatility was used since we had sufficient market activity existed with respect to our traded options during such period. For the period from July 1, 2008 to December 31, 2008, the expected volatility was based solely on historical volatility as there was insufficient traded option activity due to adverse stock market conditions. The expected term of options granted is based on the simplified method in accordance with the SEC Staff Accounting Bulletin No. 110, or SAB 110, as our historical share option exercise experience does not provide a reasonable basis for estimation. SAB 110 was effective on January 1, 2008 and provided guidance to issuers on the method allowed in developing estimates of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R), “Share-Based Payment”. SAB 110 amends SAB 107 allowing companies to continue using the simplified method, under certain circumstances, beyond December 31, 2007. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We adjusted our forfeiture rate to reflect actual historical and expected cancellations of unvested options due to employee attrition. We increased our forfeiture rates from 9.2% in 2006 to 14.0% in 2007 and to 15.7% in 2008. See also Note 8, “Stockholders’ Equity,” in the Notes to Financial Statements for further information.

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

Results of Operations

Revenues

We had no collaborative research agreements in 2008, 2007 and 2006 and currently do not expect to record any revenue in the next twelve months. Future non-product revenues, if any, will depend upon the extent to which we enter into new collaborative research agreements and the amounts of payments relating to such agreements.

Research and Development Expenses

Research and development expenses for the years ended December 31, 2008, 2007 and 2006 were $24.0 million, $43.0 million and $71.5 million. Our research and development activities consist primarily of drug development, clinical supply manufacturing, clinical activities, discovery research, screening and identification of product candidates and preclinical studies. We group these activities into two major categories: “research and preclinical” and “clinical development.”

The costs associated with research and preclinical and clinical development activities approximate the following:

	Years Ended December 31,			Annual Percent Change
	2008	2007	2006	2008/2007	2007/2006
	(in thousands, except percentages)
Research and preclinical	$14,012	$17,822	$21,206	(21)%	(16)%
Clinical development	9,940	25,210	50,316	(61)%	(50)%

Total research and development	$23,952	$43,032	$71,522	(44)%	(40)%

Total research and development expenses for the year ended December 31, 2008 decreased by 44%, or $19.1 million, compared to the same period in 2007 primarily due to the following:

—	reduction of approximately $10.5 million as Phase 3 clinical trial study activities in our ASSIST-1, ASSIST-2, ASSIST-3 and ASSIST-5 were completed;

—	corresponding decreased costs in our clinical drug supply manufacturing cost of approximately $1.0 million;

—	decreased costs of approximately $5.8 million in connection with headcount reduction associated with reduced clinical activities; and

—	lower stock-based compensation expense of approximately $1.2 million primarily due to complete vesting of higher value stock options granted in earlier periods.

Total research and development expenses for the year ended December 31, 2007 decreased by 40%, or $28.5 million, compared to the same period in 2006 primarily due to the following:

—	reduction of approximately $15.5 million as study activities in our ASSIST-1, ASSIST-2, ASSIST-3 and Phase 2 clinical trials are near completion, partially offset by costs related to our ASSIST-5 clinical trial of approximately $3.4 million; and

—	corresponding decreased costs in our clinical drug supply manufacturing cost of approximately $4.1 million.

—	reduction of approximately $7.9 million associated with lower headcount as a result of our corporate restructuring and corresponding reduction in clinical activities; and

—	lower stock-based compensation expense of approximately $4.4 million primarily due to higher estimated forfeiture rates used in 2007 to reflect the cancellation of unvested options for higher than estimated level of termination and complete vesting of stock options granted in earlier periods partially offset by expense associated with new stock options granted.

We expect total research and development expenditures to decrease in the next twelve months as we focus on the Phase 2 clinical trials of TELINTRA tablets and preclinical studies on TLK58747 and TLK60404. Traditionally, Phase 2 and pre-clinical studies incur less expenses than Phase 3 studies due to comparative size of the studies. Specifically, we expect both clinical and manufacturing expenditures to be lower than previous years and the timing and the amount of these expenditures will depend on the progress of the TELINTRA tablets Phase 2 clinical trials.

The following table summarizes our principal drug product candidate development initiatives:

	Related R&D Expenses Years Ended December 31,
Product	2008	2007	2006
	(in thousands)
TELCYTA	$4,494	$22,919	$48,922
TELINTRA	6,019	3,785	4,828
Other (1)	13,439	16,328	17,772

Total research and development expenses	$23,952	$43,032	$71,522

(1)	“Other” constitutes research and development activities performed by our Chemistry, Biology, preclinical and Quality Assurance departments as these costs cannot be allocated to any individual project.

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

General and Administrative Expenses

	Years Ended December 31,			Annual Percent Change
	2008	2007	2006	2008/2007	2007/2006
	(in thousands, except percentages)
General and administrative	$10,560	$15,941	$16,288	(34)%	(2)%

The decrease in general and administrative expenses of 34%, or $5.4 million in 2008 compared to the same period in 2007 was primarily due to approximately $2.3 million associated with headcount reduction and related administrative expenses. In addition, legal expenses decreased by approximately $1.9 million primarily due to the completion of our class action lawsuit defense and reduced patent application expenses. Stock-based compensation expense also decreased by approximately $1.2 million primarily due to complete vesting of higher value stock options granted in earlier periods.

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

We expect future general and administrative expenses to be lower than the 2008 spending level as we undertake efforts to lower expenses.

Restructuring Costs

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
Restructuring costs	$196	$1,356	$—

In September 2008, we recorded a restructuring charge of approximately $199,000 for severance costs and health benefits charges relating to a workforce reduction of seven positions.

In February 2007, we reduced our workforce by 38 positions, or approximately 25% of our workforce, and recorded a restructuring charge of approximately $1.4 million for severance costs and other charges in the quarter ended March 31, 2007.

Interest Income and Interest Expense

	Years Ended December 31,			Annual Percent Change
	2008	2007	2006	2008/2007	2007/2006
	(in thousands, except percentages)
Interest and other income (expense), net	$2,945	$5,183	$8,243	(43)%	(37)%
Interest expense	$—	$69	$57	(100)%	21%

Interest and other income (expense), net of $2.9 million, $5.2 million and $8.2 million for the years ended December 31, 2008, 2007 and 2006 resulted primarily from earnings on investments. The decrease of approximately $2.2 million in 2008 compared to the same period in 2007 was due to a $3.7 million decrease in investment income as a result of lower investment cash balances and lower interest rates, an increase in write-down expenses of approximately $7.2 million for investments in ARS due to changes in market conditions resulting in an other-than-temporary impairment which was offset by a gain of $8.6 million from the ARS Right offered by UBS. See discussion under Liquidity and Capital Resources below. The decrease in 2007 compared to 2006 was due to lower investment cash balance and included a write-down expense of approximately $733,000 of three ARS investments due to changes in market conditions resulting in an other-than-temporary impairment.

There was no interest expense for the year ended December 31, 2008 as our lease and loan obligations were fully paid off at December 31, 2007. Interest expense was $69,000 and $57,000 for the years ended December 31, 2007 and 2006. The increase in interest expense in 2007 compared to 2006 was due to interest associated with a buy-out option on leased equipment.

Liquidity and Capital Resources

	2008	2007	2006
	(In millions, except ratios)
December 31:
Cash, cash equivalents, investments and restricted cash	$63.5	$93.2	$141.7
Working capital	$48.8	$69.4	$120.8
Current ratio	11.3 : 1	7.3 : 1	8.3 : 1

Year ended December 31:
Cash provided by (used in):
Operating activities	$(30.3)	$(48.4)	$(65.2)
Investing activities	$30.7	$11.4	$13.1
Financing activities	$9.0	$0.8	$2.0
Capital expenditures (included in investing activities above)	$(0.1)	$(0.2)	$(1.0)

Sources and Uses of Cash.    Due to the significant research and development expenditures and the lack of any approved products to generate revenue, we have not been profitable and have generated operating losses since we incorporated in 1988. As such, we have funded our research and development operations through sales of equity, collaborative arrangements with corporate partners, interest earned on investments and equipment lease financings. At December 31, 2008 we had available cash, cash equivalents, investments and restricted investments of $63.5 million. Our cash and investment balances are held in a variety of interest-bearing instruments including obligations of U.S. government agencies, high-grade corporate and municipal bonds, commercial paper, auction rate preferred securities and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk.

At December 31, 2008, $18.7 million (par value) of our investment portfolio is invested in corporate and municipal notes investments with an auction reset feature (“auction rate certificates” and “auction preferred stock”), collectively known as auction rate securities, or ARS, through our investment manager UBS. Beginning in late 2007, our securities invested in ARS failed to settle in scheduled auctions due to liquidity crises. An auction failure means that the parties wishing to sell securities could not make the sale, but does not result in the securities going into default because the issuer continues to pay interest. The interest rates may be reset to predetermined “penalty” or “maximum” rates based on mathematical formulas in accordance with each security’s prospectus. While we continue to earn interest on the ARS, these investments are not liquid and their carrying amounts are impaired due to the adverse change in the corporate debt market. As a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. We have recorded these investments at an estimated fair value of $10 million at December 31, 2008. In November 2008, we entered into an agreement with UBS whereby we received the Right to sell all our ARS with par value of $18.7 million held in our UBS account at par value to UBS at any time during a two-year period beginning on June 30, 2010 and ending on July 2, 2012. If we do not exercise the Right, the ARS will continue to accrue and pay interest as determined by the auction process or the terms specified in the prospectus of the ARS if the auction process fails. If the Right is not exercised on or before July 12, 2012, it will expire and UBS will have no further obligation to buy our ARS. We expect to exercise our Right to sell such securities to UBS. UBS is also granted the right to purchase or sell our ARS at any time after acceptance of the agreement until July 2, 2012, so long as we receive par value for the ARS. The value of the Right of $8.6 million largely offset the decline in fair value of the ARS from par value. In connection with our acceptance of the offer to enter into the agreement, UBS would also make available to us “no net cost” loans up to 75% of the market value of our ARS. The “no net cost” loans must be repaid upon commencement of the exercise of the rights. On December 31, 2008, we entered into a loan agreement with UBS and drew down $8 million with our ARS pledged as collateral. The loan is treated as a “no net cost loan” as defined in the agreement, meaning that the loan will bear interest at a rate equal to the average rate of interest paid or deemed paid to Telik on the pledged ARS such that the interest cost, net of interest received by us on the pledged ARS, will be zero. Though the loan is payable on demand, if UBS should exercise its discretionary right to demand repayment of any portion of the loan prior to the date we can exercise our repurchase rights, UBS and certain of its affiliates will arrange for alternative financing on terms and conditions substantially the same as those contained in the loan, and if alternative financing cannot be established, then UBS or one of its affiliates will purchase our pledged ARS at par. UBS’ obligation to arrange such alternative financing does not apply under certain circumstances, including, but not limited to, if we sell the ARS pledged as collateral. Proceeds of sales of our ARS will first be applied to repayment of the credit line with the balance, if any, for our account.

Cash Flows from Operating Activities.    Cash used in operations for 2008 was $30.3 million compared with $48.4 million in 2007 and $65.2 million in 2006. Net loss of $31.8 million in 2008 included non-cash charges of $6.3 million for stock-based compensation, $1.0 for depreciation and amortization and $8.0 million for the write-down of marketable securities and were partially offset by a gain of $8.6 million recorded upon initial recognition of a put option associated with the ARS rights with UBS. Cash used in operations was further impacted by a $5.0 million reduction in accrued clinical trials related primarily to the completion of our ASSIST 1, 2, 3 and 5 clinical trials and a $1.0 million reduction in accrued legal and related expenses primarily for amounts paid in connection with the class action lawsuit, partially offset by a decrease of $563,000 in interest receivables as a result of lower interest rates and investment balances and a $825,000 increase in accounts payable. Cash used in 2007 resulted from a net loss of $55.2 million which included non-cash charges of $8.6 million for stock-based compensation, $1.7 million for depreciation and amortization and $0.7 million for the write-down of marketable securities. Cash used in operations was further impacted by a $3.5 million reduction in accrued clinical trials related primarily to the near completion of our ASSIST 1, 2 and 3 clinical trials and a $1.6 million reduction in accounts payable. Cash used in 2006 resulted from a net loss of $79.6 million which included non-cash charges of $14.6 million for stock-based compensation and $1.6 million for depreciation and amortization. Cash used in operations in 2006 was further impacted by a decrease of $1.2 million in accrued clinical trials expenses, primarily due to our Phase 3 clinical trials and a $2.6 million decrease in accrued compensation expense primarily due to bonus payouts. Cash outflows in 2006 were offset by an increase of $1.2 million in accrued liabilities related mainly to manufacturing expenses and $1.1 million in accounts payable.

Cash Flows from Investing Activities.    Cash provided by investing activities for 2008 was $30.7 million compared to $11.4 million in 2007 and $13.1 million in 2006. Cash provided in 2008 was primarily from $28.0 million in maturities of investments and $16.5 million from sales of investments offset by $13.7 million in purchases of available-for-sale investments. Cash provided in 2007 was primarily from $55.5 million in maturities of investments and $1.1 million from sales of investments partially offset by $45.0 million in purchases of available-for-sale investments. Capital expenditures in 2007 were $163,000, primarily for laboratory equipment purchases. Cash provided in 2006 was primarily from $50.4 million in sales and maturities of investments offset by $36.3 million in purchases of available-for-sale investments. Capital expenditures in 2006 were $996,000 primarily for laboratory equipment, computer equipment and software purchases.

Cash Flows from Financing Activities.    Cash provided by financing activities for 2008 was approximately $8.6 million compared with $781,000 in 2007 and $2.0 million in 2006. Financing activities in 2008 comprised of $8.0 million in loan proceeds from UBS and $550,000 in proceeds from stock option exercises and purchases under our employee stock purchase plan. Financing activities in 2007 were comprised primarily of $1.2 million in proceeds from stock option exercises and purchases under our employee stock purchase plan, offset by $440,000 in payments under capital leases and equipment loans. Financing activities for 2006 were comprised primarily of $2.9 million in proceeds from stock option exercises and our employee stock purchase plan, partially offset by $927,000 in payments under capital leases and equipment loans.

Working Capital.    Working capital decreased to $48.8 million at December 31, 2008 from $69.4 million at December 31, 2007. The decrease in working capital was primarily due to our use of cash for operating expenses and our TELCYTA and TELINTRA development programs.

As a result of our restructuring plan implemented in February 2009, we believe our existing cash resources will be sufficient to satisfy our current operating plan until the end of 2011. Changes in our research and development plans or other changes affecting our operating expenses may affect actual future consumption of existing cash resources as well. In any event, we will require substantial additional financing to fund our operations in the future. We may seek to raise any necessary additional funds through equity or debt financings, collaborative arrangements with corporate partners or other sources. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience dilution. Debt financing may subject us to restrictive covenants that may adversely affect our operations. To the extent that we raise additional capital through licensing arrangements or arrangements with collaborative partners, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize ourselves. Our future capital uses and requirements depend on numerous factors, including the following:

•	the progress and success of preclinical studies and clinical trials of our product candidates;

•	the progress and number of research programs in development;

•	the costs associated with conducting Phase 2 clinical trials;

•	the costs and timing of obtaining regulatory approvals;

•	our ability to establish, and the scope of, any new collaborations;

•	our ability to meet the milestones identified in our collaborative agreements that trigger payments;

•	the costs and timing of obtaining, enforcing and defending our patent and intellectual property rights; and

•	competing technological and market developments.

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

Our future contractual obligations at December 31, 2008 are as follows:

	Total	2009	2010-2011	2012-2013	After 2013
	(In thousands)
Operating leases	$20,255	$3,636	$7,576	$7,506	$1,537

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

See Note 1 of Notes to Financial Statements for a description of new accounting pronouncements.

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

The table below presents the principal amounts and weighted-average interest rates by year of stated maturity for our investment portfolio:

	2009	2010	2011 and Beyond	Total	Fair Value at December 31, 2008
	(In thousands, except percentages)
Available-for-sale securities	$1,978	—	—	$1,978	$1,999
Trading securities	—	—	$18,700	$18,700	$10,010
Average interest rate	2.52%	—	2.94%	2.90%

Trading securities are comprise of corporate, student loans and municipal notes investments with an auction reset feature (“auction rate certificates” and “auction preferred stock”), collectively known as ARS, held in our account with UBS. As discussed previously, while we continue to earn interest on the ARS, these investments are not liquid and their carrying amounts are impaired due to the adverse change in the debt market. As a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. As discussed previously, in November 2008, we entered into an agreement with UBS whereby we received the Right to sell all our ARS held in our UBS account at par value to UBS at any time during a two-year period beginning on June 30, 2010 and ending on July 2, 2012. We intend to exercise this right and recover par value of the ARS. The value of the Right largely offset the decline in fair value of the ARS. However, UBS’s obligations under the Right are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Rights. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Rights. If UBS has insufficient funding to buy back the ARS and the auction process continues to fail, then we may incur further losses on the carrying value of the ARS. On December 31, 2008, we entered into a loan agreement with UBS and drew down $8 million with our ARS pledged as collateral. The loan is treated as a “no net cost loan” as defined in the agreement, meaning that the loan will bear interest at a rate equal to the average rate of interest paid or deemed paid to us on the pledged ARS such that the interest cost, net of interest received by us on the pledged ARS, will be zero.

Item 8.	Financial Statements and Supplementary Data.

All information required by this item is included in Item 15 of Part IV of this Annual Report on Form 10-K and is incorporated into this item by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

(I) Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Based on their evaluation as of December 31, 2008, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(II) Management’s Report on Internal Control over Financial Reporting

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2008, our internal control over financial reporting was effective based on these criteria.

Our internal control over financial reporting as of December 31, 2008 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included below.

(III) Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Telik, Inc.

We have audited Telik, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Telik, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Telik, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Telik, Inc. as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 of Telik, Inc. and our report dated February 27, 2009 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Palo Alto, California

February 27, 2009

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information regarding directors and executive officers is incorporated by reference to the information set forth under the caption “Information Regarding the Board of Directors and Corporate Governance” in our Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934 for the Annual Meeting of Stockholders to be filed with the Commission on or before April 30, 2009.

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

Information regarding executive compensation is incorporated by reference to the information set forth under the captions “Executive Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission on or before April 30, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission by on or before April 30, 2009.

Equity Compensation Plan Information

The following table provides certain information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2008.

Equity Compensation Plan Information

Plan Category	(A) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(B) Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A) (1))
Equity compensation plans approved by security holders	10,039,512	$10.04	4,435,114	(2)
Equity compensation plans not approved by security holders	—	N/A	—

Total	10,039,512	$10.04	4,435,114	(2)

(1)	Each year on January 1, since January 1, 2001, the aggregate number of shares of common stock that may be issued pursuant to stock awards under the 2000 Equity Incentive Plan is automatically increased by the lesser of 1,500,000 shares or 5% of the total number of shares of common stock outstanding on that date or such lesser amount as may be determined by our board of directors. In addition, the 2000 Employee Stock Purchase Plan provides for the automatic increase on that date in the number of shares equal to the lesser of 150,000 shares or 1% of the outstanding shares on that date or such lesser amount as may be determined by the Board.

(2)	Includes 697,455 shares issuable under the 2000 Employee Stock Purchase Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption “Transactions with Related Persons” in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission on or before April 30, 2009.

Item 14.	Principal Accountant Fees and Services.

Information regarding principal accountant fees and services is incorporated by reference to the information set forth under the caption “Proposal 2 – Ratification of Selection of Independent Auditors” in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission by on or before April 30, 2009.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report:

1.	Financial Statements. Our financial statements and the Report of Independent Registered Public Accounting Firm, are included in Part IV of this Report on the pages indicated:

2.	Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

3.	Exhibits:

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation. (2)

3.2	Amended and Restated Bylaws. (16)

4.1	Specimen Common Stock Certificate. (1)

4.2	Rights Agreement dated November 2, 2001, by and between Telik and Wells Fargo Bank Minnesota, N.A., replaced by EquiServe Trust Company, N.A. as Rights Agent. (6)

4.3	Registrant’s Certificate of Designation of Series A Junior Participating Preferred Stock. (6)

4.4

Agreement, by and among Telik, Eastbourne Capital Management, L.L.C., Black Bear Offshore Master Fund, L.P., Black Bear Fund I, L.P., Black Bear Fund II, L.L.C., and Richard J. Barry, dated May 18, 2006. (11)

4.5	Amendment to Rights Agreement between Telik and Computershare Shareholder Services, Inc. and Computershare Trust Company, N.A., dated May 18, 2006. (13)

4.6	Second Amendment to Rights Agreement between Telik and Computershare Shareholder Services, Inc. and Computershare Trust Company, N.A., dated December 11, 2006. (12)

4.7	Amended and Restated Standstill Agreement between Telik and Eastbourne Capital Management, L.L.C. and certain related persons and entities, dated December 11, 2006. (12)

10.1	Form of Indemnity Agreement. (1) (3)

10.2	2000 Equity Incentive Plan and related documents. (3) (4)

10.3	2000 Employee Stock Purchase Plan and Offering. (3) (4)

10.4	2000 Non-Employee Directors’ Stock Option Plan and Agreement. (3) (17)

10.5	1996 Stock Option Plan and forms of grant thereunder. (3) (4)

10.6	1988 Stock Option Plan and forms of grant thereunder. (3) (4)

10.7	Form of Non-Plan Stock Option Agreement. (3) (4)

10.8	Telik, Inc. Executive Officer Bonus Plan. (3) (15)

Exhibit Number	Description

10.9*	Collaboration Agreement between Telik and Sanwa Kagaku Kenkyusho Co., Ltd., dated December 20, 1996, as amended. (1)

10.10*	License Agreement between Telik and Sanwa Kagaku Kenkyusho Co., Ltd., dated September 24, 1997, as amended. (1)

10.11*	Third Amendment to Collaboration Agreement between Telik and Sanwa Kagaku Kenkyusho Co., Ltd., dated February 14, 2001. (5)

10.12*	Second Amendment to License Agreement between Telik and Sanwa Kagaku Kenkyusho Co., Ltd., dated February 14, 2001. (5)

10.13	Employment Agreement between Cynthia M. Butitta and Telik, dated February 1, 2001. (3) (5)

10.14	Employment Agreement between Michael M. Wick, M.D., Ph.D. and Telik, dated December 10, 1997, as amended. (1) (19)

10.15	Lease between Telik and The Board of Trustees of the Leland Stanford Junior University, dated July 25, 2002. (7)

10.16*	Manufacturing Supply Agreement dated July 1, 2004, by and between Telik and Organichem Corporation. (8)

10.17	Telik, Inc. Change of Control Severance Benefit Plan, dated February 21, 2003, amended December 17, 2008. (3) (19)

10.18	Bonuses for Fiscal Year 2008 and Base Salaries for Fiscal Year 2009 for Named Executive Officers. (3) (15)

10.19	Employment Offer Letter between Dr. Stephen Ryser and Telik, dated August 1, 2008. (3) (18)

14.1	Telik, Inc. Code of Conduct. (9)

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on the signature pages hereto)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	Confidential treatment has been granted for portions of this document. The information omitted pursuant to such confidential treatment order has been filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to exhibits to our Registration Statement on Form S-1, filed on April 3, 2000, as amended (File No. 333-33868).

(2)	Incorporated by reference to exhibits to our Annual Report on Form 10-K for the year ended December 31, 2001, as filed on March 27, 2002.

(3)	Management contract or compensatory arrangement.

(4)	Incorporated by reference to exhibits to our Registration Statement on Form S-8, as filed on August 30, 2000 (File No. 333-44826).

(5)	Incorporated by reference to exhibits to our Annual Report on Form 10-K for the year ended December 31, 2000 initially filed on March 28, 2001 as amended on Form 10-K/A, as filed on September 20, 2001.

(6)	Incorporated by reference to exhibits to our Current Report on Form 8-K dated November 2, 2001, as filed on November 5, 2001.

(7)	Incorporated by reference to exhibits to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, as filed on November 13, 2002.

(8)	Incorporated by reference to exhibits to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, as filed on November 8, 2004.

(9)	Incorporated by reference to exhibits to our Annual Report on Form 10-K for the year ended December 31, 2003, as filed on March 5, 2004.

(10)	Incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K dated May 18, 2006, as filed on May 18, 2006.

(11)	Incorporated by reference to exhibits to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, as filed on August 3, 2006.

(12)	Incorporated by reference to exhibits to our Current Report on Form 8-K dated December 11, 2006, as filed on December 12, 2006.

(13)	Incorporated by reference to Exhibit A to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, as filed on August 3, 2006.

(14)	Incorporated by reference to exhibits to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, as filed on May 7, 2003.

(15)	Incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the year ended December 31, 2006, as filed on February 28, 2007.

(16)	Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K dated December 11, 2007, as filed on December 14, 2007.

(17)	Incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 2007, as filed on March 3, 2008.

(18)	Incorporated by reference to Exhibit 10.21 to our Current Report on Form 8-K dated August 1, 2008 as filed on August 5, 2008.

(19)	Incorporated by reference to exhibits to our Current Report on Form 8-K dated December 17, 2008, as filed on December 23, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELIK, INC.

/s/ CYNTHIA M. BUTITTA
Cynthia M. Butitta Chief Operating and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: March 2, 2009

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MICHAEL M. WICK Michael M. Wick, M.D., Ph.D.	Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2009

/s/ CYNTHIA M. BUTITTA Cynthia M. Butitta	Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2009

/s/ EDWARD W. CANTRALL Edward W. Cantrall, Ph.D.	Director	February 27, 2009

/s/ MARY ANN GRAY Mary Ann Gray, Ph.D.	Director	February 27, 2009

/s/ STEVEN R. GOLDRING Steven R. Goldring, M.D.	Director	February 27, 2009

/s/ RICHARD B. NEWMAN Richard B. Newman	Director	February 27, 2009

/s/ STEFAN RYSER Stefan Ryser, Ph.D.	Director	February 27, 2009

/s/ HERWIG VON MORZE Herwig von Morze, Ph.D.	Director	February 27, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Telik, Inc.

We have audited the accompanying balance sheets of Telik, Inc. as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Telik, Inc. at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with the U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, in fiscal year 2007, Telik, Inc. changed its method of accounting for uncertainty in income taxes in accordance with guidance provided in Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes–An Interpretation of FASB Statement No. 109.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Telik Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009 expressed an unqualified opinion thereon.

/S/    ERNST & YOUNG LLP

Palo Alto, California

February 27, 2009

TELIK, INC.

BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$50,562	$41,646
Short-term investments	1,999	36,853
Interest and other receivables	38	601
Prepaids and other current assets	909	1,377

Total current assets	53,508	80,477
Property and equipment, net	2,288	3,257
Long-term investments	10,010	13,611
Restricted investments	898	1,123
Other assets	8,709	60

Total assets	$75,413	$98,528

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,581	$756
Accrued clinical trial costs	1,822	6,777
Accrued compensation	684	1,608
Accrued liabilities	595	831
Accrued legal and related expenses	48	1,095

Total current liabilities	4,730	11,067
Long term debt	8,000	—
Long term deferred rent	311	142

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value: 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value: 100,000,000 shares authorized; shares issued and outstanding 53,289,577 in 2008 52,928,617 in 2007	533	529
Additional paid-in capital	541,710	534,881
Accumulated other comprehensive gain	21	38
Accumulated deficit	(479,892)	(448,129)

Total stockholders’ equity	62,372	87,319

Total liabilities and stockholders’ equity	$75,413	$98,528

See accompanying Notes to Financial Statements.

TELIK, INC.

STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,
	2008	2007	2006
Operating costs and expenses:
Research and development	$23,952	$43,032	$71,522
General and administrative	10,560	15,941	16,288
Restructuring costs	196	1,356	—

Total operating costs and expenses	34,708	60,329	87,810

Loss from operations	(34,708)	(60,329)	(87,810)
Interest and other income (expense), net	2,945	5,183	8,243
Interest expense	—	(69)	(57)

Net loss	$(31,763)	$(55,215)	$(79,624)

Basic and diluted net loss per share	$(0.60)	$(1.05)	$(1.52)

Shares used to calculate basic and diluted net loss per share	53,177	52,542	52,271

See accompanying Notes to Financial Statements.

TELIK, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2005	52,039	$520	$507,585	$(290)	$(313,290)	$194,525
Comprehensive loss:
Net loss	—	—	—	—	(79,624)	(79,624)
Change in unrealized gains (losses) on available-for-sale investments	—	—	—	236	—	236

Comprehensive loss						(79,388)
Share-based compensation expense	—	—	14,567	—	—	14,567
Common stock issued under stock option and purchase plans	342	4	2,914	—	—	2,918

Balances at December 31, 2006	52,381	524	525,066	(54)	(392,914)	132,622
Comprehensive loss:
Net loss	—	—	—	—	(55,215)	(55,215)
Change in unrealized gains (losses) on available-for-sale investments	—	—	—	92	—	92

Comprehensive loss						(55,123)
Share-based compensation expense	—	—	8,589	—	—	8,589
Common stock issued under stock option and purchase plans	548	5	1,216	—	—	1,221
Stock options issued to non-employees	—	—	10	—	—	10

Balances at December 31, 2007	52,929	529	534,881	38	(448,129)	87,319
Comprehensive loss:
Net loss	—	—	—	—	(31,763)	(31,763)
Change in unrealized gains (losses) on available-for-sale investments	—	—	—	(17)	—	(17)

Comprehensive loss						(31,780)
Share-based compensation expense	—	—	6,283	—	—	6,283
Common stock issued under stock option and purchase plans	361	4	546	—	—	550

Balances at December 31, 2008	53,290	$533	$541,710	$21	$(479,892)	$62,372

See accompanying Notes to Financial Statements.

TELIK, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net loss	$(31,763)	$(55,215)	$(79,624)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,021	1,659	1,606
Share-based compensation expense	6,283	8,599	14,567
Write-down of marketable securities	7,957	733	—
Gain upon recognition of fair value of rights to sell ARS to UBS	(8,649)	—	—
Changes in assets and liabilities:
Other receivables	563	76	10
Prepaids and other current assets	468	554	(513)
Accounts payable	825	(1,617)	1,104
Accrued liabilities	(6,993)	(3,198)	(2,359)

Net cash used in operating activities	(30,288)	(48,409)	(65,209)

Cash flows from investing activities:
Purchases of investments	(13,745)	(45,009)	(36,276)
Sales of investments	16,451	1,100	18,550
Maturities of investments	28,000	55,500	31,815
Purchases of property and equipment	(52)	(163)	(996)

Net cash provided by investing activities	30,654	11,428	13,093

Cash flows from financing activities:
Proceeds from loan provided by UBS relating to ARS	8,000	—	—
Principal payments under capital leases and loans	—	(440)	(927)
Net proceeds from issuance of common stock	550	1,221	2,918

Net cash provided by financing activities	8,550	781	1,991

Net change in cash and cash equivalents	8,916	(36,200)	(50,125)
Cash and cash equivalents at beginning of period	41,646	77,846	127,971

Cash and cash equivalents at end of period	$50,562	$41,646	$77,846

Supplemental information:
Interest paid	$—	$69	$57

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

Cash and Cash Equivalents, Short-Term and Long-Term Investments

We invest our excess cash in money market funds and in debt instruments of the U.S. government, its agencies and municipalities and corporate notes. All highly liquid investments with stated maturities of three months or less from date of purchase are classified as cash equivalents. Debt securities with original maturities greater than three months and remaining maturities less than one year are classified as short-term investments and all our auction rate securities are classified as long-term investments based on their stated maturities. Debt securities with remaining maturities greater than one year and which we intend to hold until maturity are classified as long-term investments. Perpetual rate securities with no effective maturity dates and no recent reset dates due to current market condition are classified as long-term investments.

Due to the unprecedented events in the ARS market and our ARS rights agreement with UBS, we elected a one-time transfer of our ARS investments from the classification of available-for-sale to trading securities in accordance with FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115). See Note 6 for further explanation. Trading securities are carried at estimated fair value, with unrealized gains and losses resulting from changes in fair value reported in earnings. We classify all cash equivalents and non-ARS investments as available-for-sale. Available-for-sale securities are carried at estimated fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive income

(loss). Realized gains or losses on the sale of investments are determined on a specific identification method, and such gains and losses are reflected as a component of interest income.

Marketable security investments are evaluated periodically for impairment. We take into account general market conditions, changes in economic environment as well as specific investment attributes, such as credit downgrade or illiquidity for each investment, to estimate the fair value of our investments and to determine whether impairment is other than temporary. If it is determined that a decline of any investment is other than temporary, then the realized loss would be included in interest and other income (expense), net.

Restricted Investments

Under certain operating lease agreements, we may be required from time to time to set aside cash as collateral. At December 31, 2008, we had approximately $898,000 of restricted investments and at December 31, 2007 we had approximately $1.1 million related to such agreements.

Fair Value of Financial Instruments

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

On January 1, 2008, we adopted the provisions of FAS 157 on a prospective basis for our financial assets and liabilities only, which require that we determine the fair value of financial assets and liabilities using the fair value hierarchy established in FAS 157. For all other non-financial assets and liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), FAS 157 will be effective for fiscal years beginning after November 15, 2008. On October 10, 2008, the FASB issued Staff Position No. FAS 157-3, or FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”, that clarifies the application of FAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 is applicable to the valuation of auction rate securities held by us for which there was no active market as of December 31, 2008 and is effective upon issuance, including prior periods for which financial statements have not been issued.

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

On January 1, 2008, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159. SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The adoption of SFAS 159 did not have a material impact on our financial condition, results of operation, or cash flows since we did not elect to apply the fair value option for any of our eligible financial instruments or other items on the January 1, 2008 effective date.

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

Revenue Recognition

In periods prior to fiscal 2006 our revenues have been generated from license and contract research agreements with collaborators. We recognize cost reimbursement revenue under these collaborative agreements as the related research and development costs are incurred. We recognize milestone fees upon completion of specified milestones according to contract terms. Deferred revenue represents the portion of research payments received that has not been earned.

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

We adopted SFAS 123R using the modified prospective transition method, which provides for certain changes to the method for valuing stock-based compensation. The valuation provisions of SFAS 123R apply to new awards and to unvested awards that are outstanding at the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). In accordance with the modified prospective transition method, our financial statements for prior periods presented were not restated to reflect, and do not include, any stock-based compensation expense associated with employee stock awards. For additional information, see Note 8 to the Financial Statements.

Stock-based compensation expense is based on the fair value of that portion of employee stock options that are ultimately expected to vest during the period. Stock-based compensation expense recognized in our statement of operations during 2008, 2007 and 2006 included compensation expense for stock-based awards granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with SFAS 123R. For stock options granted after January 1, 2006, the fair value of each award is amortized using the straight-line single-option method. For share awards granted prior to 2006, the fair value of each award is amortized using the accelerated multiple-option valuation method prescribed by SFAS 123.

Under the provisions of SFAS 123R, employee stock-based compensation is estimated using the Black-Scholes option-pricing model and is recognized as expense ratably over the requisite service period in a manner similar to other forms of compensation paid to employees. The Black-Scholes option-pricing model requires the use of certain subjective assumptions. The most significant of these assumptions are our estimates of the expected volatility of the market price of our stock and the expected term of the award. For 2006, historical volatility, obtained from public data sources, was used. For the period from January 1, 2007 to June 30, 2008, expected volatility was based on a blended rate of 50% historical volatility and 50% implied volatility since we had sufficient market activity available with respect to our traded options during such period. For the period from July 1, 2008 to December 31, 2008, the expected volatility was based solely on historical volatility as there was insufficient traded option activity due to adverse stock market conditions. The expected term of options granted is based on the simplified method in accordance with Staff Accounting Bulletin No. 110, or SAB 110, as our historical share option exercise experience does not provide a reasonable basis for estimation. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We adjusted our forfeiture rate to reflect actual historical and expected cancellations of unvested options due to employee attrition from period to period. We increased our forfeiture rates from 9.2% in 2006 to 14.0% in 2007 and to 15.7% in 2008. See Note 8 to the Financial Statements for additional information.

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

	Year Ended December 31,
	2008	2007	2006
Outstanding options	10,325,244	9,618,302	8,916,303

Income Taxes

We apply the provisions of Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (SFAS 109). Under SFAS 109, deferred tax liabilities or assets arise from differences between the tax basis of liabilities or assets and their basis for financial reporting, and are subject to tests of recoverability in the case of deferred tax assets. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for deferred tax assets to the extent realization is not judged to be more likely than not.

In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109,” (FIN 48). FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS 109. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Any potential accrued interest and penalties related to unrecognized tax benefits within operations would be recorded as income tax expense. To date, there have been no interest or penalties charged to us related to the underpayment of income taxes.

We adopted FIN 48 effective January 1, 2007 and the provisions of FIN 48 have been applied to all income tax positions commencing from that date. There was no impact on our financial statements upon adoption. Because of our historical significant net operating losses, we have not been subject to income tax since inception. Upon adoption of FIN 48 on January 1, 2007, we recognized a $14.2 million increase in our liability for unrecognized income tax benefits which was accounted for as a reduction to the deferred tax assets balance as of that date. At December 31, 2008, we have a liability for unrecognized tax benefits of $11 million, none of which, if recognized, would affect our effective tax rate. We maintain deferred tax assets that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. These deferred tax assets include net operating loss carryforwards, research credits and capitalized research and development. The net deferred tax asset has been fully offset by a valuation allowance because of our history of losses.

Recent Accounting Pronouncements

In June 2007, the FASB also reached consensus on Emerging Issues Task Force (“EITF”) Issue 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The adoption of EITF 07-3, did not have a material impact on our results of operations and financial condition.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162) which became effective November 15, 2008. SFAS 162 is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP). The FASB is expected to approve a single source of authoritative GAAP, the FASB Accounting Standards Codification (Codification), on July 1, 2009. After that date, only one level of authoritative GAAP will exist. All other literature will be considered non-authoritative. We do not expect the adoption of SFAS 162 or the Codification to have a material impact on our consolidated financial position, results of operations and cash flows.

2.    Fair Value Measurements on a Recurring Basis

As described in Note 1, FAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurement at December 31, 2008 Using
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Money market funds	$49,536	$49,536	$—	$—
US Treasury bills	1,999	—	1,999	—
Auction preferred stock	3,070	—	—	3,070
Auction rate certificates	6,940	—	—	6,940

Total	$61,545	$49,536	$1,999	$10,010

The following is a reconciliation of our investments measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	(in thousands)
	Auction Preferred Stock	Auction Rate Certificates	Total
Balance at December 31, 2007	$8,167	$—	$8,167
Transfers in	—	9,800	9,800
Impairment losses included in net loss	(5,097)	(2,860)	(7,957)

Balance at December 31, 2008	$3,070	$6,940	$10,010

At December 31, 2008, our ARS had aggregate fair value of $10 million and par value of $18.7 million. The ARS investments, purchased through our investment account with UBS at par value, have an auction reset feature. Historically, the fair value of ARS investments approximated par value due to the frequent resets through the auction process. Beginning in late 2007, our securities invested in ARS failed to settle in scheduled auctions due to liquidity crises. An auction failure means that the parties wishing to sell securities could not make the sale, but does not result in the securities going into default because the issuer continues to pay interest. The interest rates may be reset to predetermined “penalty” or “maximum” rates based on mathematical formulas in accordance with each security’s prospectus. While we continue to earn interest on our ARS investments at the contractual rate, these investments are not currently trading and therefore do not have a readily determinable market value. Accordingly, the estimated fair value of the ARS no longer approximates par value.

At December 31, 2008, we estimated the fair value of our ARS after consideration of several factors, including input provided by UBS. Valuation technique involved the use of a discounted cash flow approach. Although these securities would typically be measured using Level 2 inputs, the failure of auctions and the lack of market activity required that these securities be measured using Level 3 inputs. The assumptions used in preparing the discounted cash flow model to determine the fair value of our auction preferred stock take into account factors such as interest rates, credit quality, likelihood of redemption, duration and credit default swap data points for monoline insurers. The underlying assets of our auction rate certificates are primarily comprised of student loans and their fair values were measured by considering factors such as interest rates, tax status, credit quality, duration, insurance wraps, the portfolio composition of Federal Family Education Loan Program, or FFELP, and Private loans and likelihood of redemption. These assumptions are highly subjective and involve significant judgment and subject to change as the underlying sources of these assumptions and market conditions change. Based on this Level 3 valuation, we recorded charges to interest and income (expense), net of approximately $8.0 million in the carrying value of our auction preferred stock and auction rate certificates for the twelve months ended December 31, 2008 as these ARS investments are classified as trading securities.

3.    Cash and Cash Equivalents, Investments and Restricted Investments

The following is a summary of estimated fair value of cash and cash equivalents, investments and restricted investments:

	December 31
	2008	2007
	(in thousands)
Certificate of deposits	$898	$1,223
Corporate notes	—	13,396
Auction rate securities	10,010	17,967
Commercial paper	—	15,941
Government sponsored enterprises	1,999	40,568
Cash and money market funds	50,562	4,138

Total	$63,469	$93,233

Reported as:
Cash and cash equivalents	$50,562	$41,646
Short term investments	1,999	36,853
Restricted investments	898	1,123
Long term investments	10,010	13,611

Total	$63,469	$93,233

As discussed in footnote 2, during the fourth quarter ended December 31, 2008, ARS securities aggregating estimated fair value of $10 million were determined as securities held for trading. Accordingly, these securities are carried at estimated fair value, with unrealized gains and losses resulting from changes in fair value reported in earnings. All other marketable debt securities continue to be securities held as available for sale.

The following is a summary of amortized cost, unrealized gains and losses and estimated fair value of cash and cash equivalents and marketable debt securities held as available for sale.

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Certificate of deposits	$898	$—	$—	$898
Government sponsored enterprises	1,978	21	—	1,999
Cash and money market funds	50,562	—	—	50,562

Total	$53,438	$21	$—	$53,459

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Certificate of deposits	$1,223	$—	$—	$1,223
Corporate notes including ARS	21,541	28	(6)	21,563
Municipal notes and bonds including ARS	9,800	—	—	9,800
Commercial paper	15,943	1	(3)	15,941
Government sponsored enterprises	40,550	18	—	40,568
Cash and money market funds	4,138	—	—	4,138

Total	$93,195	$47	$(9)	$93,233

The realized gains on sales of available-for-sale investments were $21,000 for the year ended December 31, 2008 and none for the same period in 2007. Realized gains and losses were calculated based on the specific identification method.

No investments were in an unrealized loss position at December 31, 2008. Investments which were in an unrealized loss positions for which other-than-temporary impairments were not recognized at December 31, 2007 are summarized below:

	Less Than 12 Months		12 Months or Greater		Total
December 31, 2007	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Commercial paper	$9,964	$(3)	$—	$—	$9,964	$(3)
Corporate notes	5,982	(6)	—	—	5,982	(6)

Total	$15,946	$(9)	$—	$—	$15,946	$(9)

The following is a summary of the cost and estimated fair value of marketable debt securities, held as available for sale at December 31, 2008 and 2007, classified by stated maturity date of the security:

	December 31, 2008		December 31, 2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Mature in less than one year	$1,978	$1,999	$64,430	$64,461
Mature in one to three years	—	—	5,437	5,444
Mature in over three years	—	—	9,800	9,800
Perpetual maturity	—	—	8,167	8,167

Total	$1,978	$1,999	$87,834	$87,872

4.    Restructuring Plans

In February 2007, we implemented a restructuring plan that focused our priorities on the ASSIST-5 trial and the Phase 1-2a trial of TELINTRA Tablets and selected research and development programs. To match these priorities, we reduced our workforce by 38 positions, streamlined our infrastructure and postponed some clinical research projects. As a result of the restructuring plan, we recorded a restructuring charge of approximately $1.4 million. There were no unpaid amounts at December 31, 2008.

In September 2008, we implemented a new restructuring plan to further reduce our operating expenses and to streamline our infrastructure based on our current research and clinical trial projects. As a result of the restructuring plan, we reduced our workforce by seven positions and accrued a restructuring charge of $199,000, including employee severance costs and health benefits. All amounts were paid prior to December 31, 2008 except for $1,000 of accrued health benefits which is expected to be paid in the first quarter of 2009.

5.    Property and Equipment

Property and equipment consist of the following:

	December 31,
	2008	2007
	(in thousands)
Computer and lab equipment	$8,077	$8,255
Capitalized software	547	547
Office furniture and equipment	473	509
Leasehold improvements	3,363	3,363

	12,460	12,674
Less accumulated depreciation and amortization	(10,172)	(9,417)

Property and equipment, net	$2,288	$3,257

Property and equipment includes assets under capitalized leases at December 31, 2008 and 2007 of approximately $1.3 million. Accumulated amortization related to leased assets was approximately $1.3 million at December 31, 2008 and 2007.

6.    Other Assets

Other assets consist of the following:

	December 31,
	2008	2007
	(in thousands)
UBS Rights relating to ARS	$8,649	$—
Security deposit	60	60

Other assets	$8,709	$60

On November 10, 2008, we entered into an agreement with UBS whereby we received the Right to sell all our ARS held in our UBS account at par value ($18.7 million) to UBS at any time during a two-year period beginning on June 30, 2010 and ending on July 2, 2012. If we do not exercise the Right, our ARS will continue to accrue interest as determined by the auction process or the terms outlined in the prospectus of the ARS if the auction process fails., and if the Right is not exercised on or before July 2, 2012, it will expire and UBS will have no further obligation to buy our ARS. The Right is a nontransferable security registered with the SEC. UBS’s obligations under the Right are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Rights. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Rights.

The Right represents a firm agreement in accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, (SFAS 133), which defines a firm agreement with an unrelated party, binding on both parties and usually legally enforceable, with the following characteristics: a) the agreement specifies all significant terms, including the quantity to be exchanged, the fixed price, and the timing of the transaction, and b) the agreement includes a disincentive for nonperformance that is sufficiently large to make performance probable. The enforceability of the Right results in a put option and should be recognized as a separate freestanding asset and is accounted for separately from the ARS investment. As of December 31, 2008, we recorded $8.6 million as the fair value of the put option asset, classified as long-term asset on our Balance Sheet as of December 31, 2008, with a corresponding credit to Interest and other income (expense), net, in the Statement of Operation for the year ended December 31, 2008. The put option does not meet the definition of a derivative instrument under SFAS 133. Therefore, we elected to measure the put option at fair value under SFAS 159, which permits an entity to elect the fair value option for recognized financial assets, in order to match the changes in the fair value of the ARS. We valued the Right using a discounted cash flow approach including estimates of, based on data available as of December 31, 2008, interest rates, timing and amount of cash flow, adjusted for any bearer risk associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010. These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change.

Prior to accepting the UBS offer, we recorded our ARS as available-for-sale investments, and therefore recorded resulting losses that were determined to be temporarily impaired in accumulated other comprehensive income in Stockholders’ Equity. In connection with the acceptance of the UBS offer in November 2008, resulting in a right to require UBS to purchase the ARS at par value beginning on June 30, 2010, we have reclassified our ARS subject to the Right and held by UBS from available-for-sale to trading in accordance with SFAS 115. The transfer to trading securities reflects our intent to exercise our put option during the period June 30, 2010 to July 3, 2012. Upon transfer to trading securities, we immediately recognized a loss of $1.6 million, included in Interest and other income, net, for the amount of the unrealized loss not previously recognized in earnings.

7.    Long Term Debt and Commitments

Long Term Debt

In connection with our acceptance of the offer to enter into the agreement with UBS whereby we received the Right to sell all our ARS at par value to UBS at any time during a two-year period beginning on June 30, 2010 and ending on July 2, 2012, UBS would also make available to us “no net cost” loans up to 75% of the market value of our ARS. The “no net cost” loans must be repaid upon commencement of the exercise of the rights. On December 31, 2008, we entered into a loan agreement with UBS and drew down $8 million with our ARS pledged as collateral. The loan is treated as a “no net cost loan” as defined in the agreement, meaning that the loan will bear interest at a rate equal to the average rate of interest paid or deemed paid to Telik on the pledged ARS such that the interest cost, net of interest received by us on the pledged ARS, will be zero. Though the loan is payable on demand, if UBS should exercise its discretionary right to demand repayment of any portion of the loan prior to the date we can exercise our repurchase rights, UBS and certain of its affiliates will arrange for alternative financing on terms and conditions substantially the same as those contained in the loan, and if alternative financing cannot be established, then UBS or one of its affiliates will purchase our pledged ARS at par. UBS’ obligation to arrange such alternative financing does not apply under certain circumstances, including, but not limited to, if we sell the ARS pledged as collateral. Proceeds of sales of our ARS will first be applied to repayment of the credit line with the balance, if any, for our account. The credit line is fully utilized as of December 31, 2008 and no further borrowings are available.

Operating Leases

We lease our research and office facility of approximately 92,000 square feet located at 3165 Porter Drive in Palo Alto, California. The term of the lease terminates in May 2014. Pursuant to the terms of the lease, we are required to maintain a security deposit, in the form of a letter of credit equal to approximately $898,000. This letter of credit must be secured by either a deposit account or a securities account and at December 31, 2008, the security deposit is in the form of securities that are classified in the balance sheet as restricted investments. This collateral account is managed in accordance with our investment policy, and is restricted as to withdrawal.

We also have office equipment leases of approximately $69,000 with terms ranging from 36 months to 48 months.

Future minimum rental payments under our non-cancelable operating leases as of December 31, 2008 are as follows:

Operating Leases
(in thousands)
Years ending December 31,
2009	$3,636
2010	3,745
2011	3,831
2012	3,941
2013	3,565
Thereafter	1,537

Total	$20,255

Rent expense under operating leases was approximately $3.7 million in 2008, $3.7 million in 2007 and $3.6 million in 2006.

8.    Stockholders’ Equity

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

2000 Employee Stock Purchase Plan

In March 2000, we adopted the 2000 Employee Stock Purchase Plan (the “Purchase Plan”). We reserved a total of 250,000 shares of our common stock for issuance under the Purchase Plan. In addition, the Purchase Plan provides for annual increases in the number of shares available for issuance under the Purchase Plan beginning January 1, 2001. The number of additional shares to be reserved automatically will be equal to the lesser of 150,000 shares, 1% of the outstanding shares on the date of the annual increase or such amount as may be determined by the Board of Directors. The Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock on the first day of the offering or 85% of the fair market value of our common stock on the purchase date. The weighted average per share fair value for shares purchased under our Purchase Plan during 2008, 2007 and 2006 was $0.46, $2.53 and $6.25.

Reserved Shares

At December 31, 2008, shares of common stock reserved for future issuance is as follows:

1996 Stock option plan	328,425
2000 Equity incentive plan	12,897,287
2000 Non-employee directors’ stock option plan	551,459
2000 Employee stock purchase plan	697,455

14,474,626

Stock Option Plan Activity Summary

A summary of activity under our stock option plans is as follows:

	Shares Available for Grant	Number of Options Outstanding	Weighted average exercise price per share	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Balance, December 31, 2005	1,548,362	8,465,649	$13.55
Authorized	1,800,000	—	—
Granted	(1,176,000)	1,176,000	$19.16
Exercised	—	(261,316)	$6.98
Forfeited or expired	225,709	(225,709)	$19.12

Balance, December 31, 2006	2,398,071	9,154,624	$14.32
Authorized	1,500,000	—	—
Granted	(2,467,000)	2,467,000	$5.60
Exercised	—	(445,853)	$1.80
Forfeited or expired	2,116,555	(2,116,555)	$15.02

Balance, December 31, 2007	3,547,626	9,059,216	$12.39
Authorized	1,500,000	—	—
Granted	(2,681,500)	2,681,500	$1.97
Exercised	—	(190,125)	$1.60
1996 Plan Shares Expired	(139,546)	—	$1.60
Forfeited or expired	1,511,079	(1,511,079)	$10.92

Outstanding at December 31, 2008	3,737,659	10,039,512	$10.04

Exercisable at December 31, 2008		6,902,024	$12.94	4.96	$—

The weighted-average fair value of options granted during 2008, 2007 and 2006 was $1.36, $3.49 and $12.14. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 were $131,000, $853,000 and $3.0 million. The total fair value of shares vested during the years ended December 31, 2008, 2007 and 2006 was $12.3 million, $14.6 million and $22.0 million.

The following table summarizes information about the stock options outstanding at December 31, 2008 (in thousands, except years and per-share amounts):

	Options Outstanding				Options Exercisable
Range of Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value
$ 0.24 – $ 2.03	798	6.04	$1.25	$4	328	$1.79	$—
$ 2.19 – $ 2.50	2,037	9.17	$2.19	—	—	—	—
$ 2.51 – $ 3.94	446	5.14	$3.75	—	284	$3.80	—
$ 3.95 – $ 5.80	1,469	8.00	$5.80	—	1,260	$5.80	—
$ 5.81 – $ 8.25	396	2.23	$7.72	—	393	$7.74	—
$ 8.26 – $12.62	1,768	3.44	$11.11	—	1,768	$11.11	—
$12.63 – $18.93	1,638	5.71	$17.74	—	1,524	$17.84	—
$18.94 – $29.04	1,488	5.72	$22.41	—	1,345	$22.64	—

$ 0.24 – $29.04	10,040	6.21	$10.04	$4	6,902	$12.94	$—

Stock-Based Compensation under SFAS 123R

Employee stock-based compensation expenses recognized in the years ended December 31, 2008, 2007 and 2006 were calculated based on awards ultimately expected to vest and have been reduced for estimated forfeitures. Statement of Financial Accounting Standards No. 123R, Share-Based Payment, or FAS 123R, requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Our forfeiture rates were 15.7%, 14.0% and 9.21% for the years 2008, 2007 and 2006, respectively. We increased our forfeiture rates year over year to reflect actual historical and expected cancellations of unvested options due to a higher than estimated level of employee attrition.

Total estimated stock-based compensation expense, related to all of our share-based payment awards, recognized under SFAS 123R was comprised of the following:

	Years Ended December 31,
	2008	2007	2006
	(in thousands)
Research and development	$3,686	$4,842	$9,220
General and administrative	2,597	3,757	5,347

Stock-based compensation expense before taxes	6,283	8,599	14,567
Related income tax benefits	—	—	—

Effect on net loss	$6,283	$8,599	$14,567

Because we had a net operating loss carryforward as of December 31, 2008, no tax benefits for the tax deductions related to stock-based compensation expense were recognized in our condensed statements of operations. Additionally, no incremental tax benefits were recognized from stock options exercised in the years ended December 31, 2008, 2007 and 2006, which would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities. As of December 31, 2008, $4.6 million of total unrecognized compensation costs, net of forfeitures, related to non-vested awards is expected to be recognized over a weighted average period of 1.89 years.

Valuation assumptions

The employee stock-based expense recognized under FAS 123R was determined using a Black-Scholes-Merton option valuation model, or Black-Scholes. The expected volatility for awards in 2006 was based on historical volatility only. For the period from January 1, 2007 to June 30, 2008, expected volatility was based on a blended rate of 50% historical volatility and 50% implied volatility since we had sufficient market activity available with respect to our traded options during such period. For the period from July 1, 2008 to December 31, 2008, the expected volatility was based solely on historical volatility as there was insufficient traded option activity due to adverse stock market conditions. The expected term of options granted is based on the simplified method in accordance with Staff Accounting Bulletin No. 110, or SAB 110, as our historical share option exercise experience does not provide a reasonable basis for estimation. SAB 110 was effective on January 1, 2008 and provided guidance to issuers on the method allowed in developing estimates of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R), “Share-Based Payment”. SAB 110 amends SAB 107 to allow companies to continue to use the simplified method, under certain circumstances, beyond December 31, 2007. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. Assumptions used in the Black-Scholes model were as follows:

	Stock Option Plans			Stock Purchase Plan
	2008	2007	2006	2008	2007	2006
Expected stock price volatility	76.8%	66.5%	65.3%	90.8%	93.1%	36.4%
Risk-free interest rate	3.00%	4.97%	4.64%	2.14%	4.62%	4.80%
Expected life (in years)	6.08	5.6	6.08	1.25	1.25	0.89
Expected dividend yield	—	—	—	—	—	—

Stock compensation expense for options granted to non-employees has been determined in accordance with SFAS 123R and EITF 96-18, “Accounting for Equity Investments that are issued to other than Employees for Acquiring, or in Conjunction with Selling Goods or Services,” as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. The fair value of options granted to non-employees is periodically re-measured as the underlying options vest.

9.    Income Taxes

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

	December 31,
	2008	2007
	(in thousands)
Deferred tax assets
Net operating loss carryforwards	$153,901	$144,663
Tax credits carryforwards	20,653	20,502
Capitalized research expenses	11,605	12,245
Stock based compensation	7,801	6,795
Other	1,262	1,015

Total deferred tax assets	195,222	185,220
Valuation allowance	(195,222)	(185,220)

Net deferred tax assets	$—	$—

The provision for income taxes differs from the expected tax expense computed by applying the statutory federal income tax rate to loss before taxes as follows:

	Years Ended December 31,
	2008	2007	2006
	(in thousands)
Tax at Federal statutory rate	$(10,799)	$(18,773)	$(27,067)
State tax, net of federal income tax benefit	(1,848)	(3,210)	(4,563)
Research and development credit	(1,026)	(2,283)	(4,252)
Unbenefitted losses	13,025	23,377	34,657
Other individually immaterial items	648	889	1,225

Provision for taxes	$—	$—	$—

Realization of deferred tax assets is dependent upon the generation of future taxable income, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $10.0 million, $10.8 million and $34.7 million during 2008, 2007 and 2006, respectively.

As of December 31, 2008, we had U.S. federal and state net operating losses of approximately $420.4 million and $188.5 million, respectively. If not utilized, these carryforwards will begin to expire beginning in 2009 and 2010 for federal and state purposes, respectively. Approximately $10.5 million of the federal and $8.4 million of the state net operating loss carryforwards represents the stock option deduction arising from activity under the company’s stock option plan, the benefit of which will increase additional paid in capital when realized.

We have research credit carryforwards of approximately $16.3 million and $6.4 million for federal and state income tax purposes. If not utilized, the federal credit will expire at various dates beginning in 2009 through 2028. California state research and development credits can be carried forward indefinitely.

The Internal Revenue Code limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. In the event we have a change in ownership, utilization of the carryforwards could be restricted.

Effective January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). This interpretation clarifies the criteria for recognizing income tax benefits under FASB Statement No. 109, Accounting for Income Taxes, and requires additional disclosures about uncertain tax positions. Under FIN 48 the financial statement recognition of the benefit for a tax position is dependent upon the benefit being more likely than not to be sustainable upon audit by the applicable taxing authority. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement. Upon adoption of FIN 48 on January 1, 2007, we recognized a $14.2 million increase in our liability for unrecognized income tax benefits which was accounted for as a reduction to the deferred tax assets balance as of that date. At December 31, 2008, we have a liability for unrecognized tax benefits of $11 million, none of which, if recognized, would affect our effective tax rate. We do not believe there will be any material changes in its unrecognized tax positions over the next twelve months. A reconciliation of the beginning and ending amount of the consolidated liability for unrecognized income tax benefits during the twelve-month period ended December 31, 2008 is as follows:

	2008	2007
	(in thousands)
Balance at January 1	$9,811	$14,202
Additions for tax positions of prior years	749	NIL
Additions for tax positions related to 2008	473	NIL
Reductions for tax positions of prior years	(11)	(4,391)
Settlements during the current year	NIL	NIL

Balance at December 31	$11,022	$9,811

Interest and penalty costs related to unrecognized tax benefits are classified as a component of “Income Tax Expense” in the accompanying statement of operations and the corresponding liability in “Income Taxes Payable” or “Prepaid Income Taxes” in the accompanying balance sheet. The company, however, did not recognize any interest expense related to unrecognized tax benefits for the year ended December 31, 2008.

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are subject to U.S. federal income tax examination for calendar tax years ending 2005 through 2008. Additionally, we are subject to various state income tax examinations for the 2004 through 2008 calendar tax years. The federal and U.S. state taxing authorities may choose to audit tax returns for tax years beyond the statue of limitation period due to significant tax attribute carryforwards from prior years, making adjustments only to carryforward attributes. We are currently under audit in the U.S. federal jurisdiction for the 2005 calendar tax year.

10.    Contingencies

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

11.   Subsequent Events

In February 2009, we implemented a restructuring plan to further reduce our operating expenses and to streamline our infrastructure to focus on our most advanced preclinical and clinical development programs. As a result of the restructuring plan we reduced our workforce by 36 positions and expect to record a charge of approximately $900,000 which primarily includes employee severance and related costs.

12.   Quarterly Financial Information (unaudited)

Selected quarterly financial information is summarized below (in thousands except per share amounts):

	2008				2007
Quarter ended	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
Total revenues	$—	$—	$—	$—	$—	$—	$—	$—
Operating costs and expenses:
Research and development	2,701	4,820	8,236	8,195	8,832	9,387	11,869	12,944
General and administrative	2,552	2,822	2,773	2,413	4,649	3,661	3,979	3,652
Restructuring costs (1)	(3)	199	—	—	—	—	(33)	1,389

Total operating costs and expenses	5,250	7,841	11,009	10,608	13,481	13,048	15,815	17,985

Loss from operations	(5,250)	(7,841)	(11,009)	(10,608)	(13,481)	(13,048)	(15,815)	(17,985)
Interest income, net (2)	4,873	(168)	(2,560)	800	560	1,399	1,492	1,663

Net loss	$(377)	$(8,009)	$(13,569)	$(9,808)	$(12,921)	$(11,649)	$(14,323)	$(16,322)

Net loss per share, basic and diluted (3)	$(0.01)	$(0.15)	$(0.26)	$(0.19)	$(0.25)	$(0.22)	$(0.27)	$(0.31)
Weighted average shares used in computing net loss per share, basic and diluted	53,290	53,241	53,185	52,992	52,693	52,574	52,490	52,408

(1)	Restructuring charges in 2008 related to workforce reduction by 7 positions or 8% of workforce and in 2007 related to workforce reduction by 38 positions or 25% of workforce.
(2)	Interest income, (net) in 2008 includes a write-down expense of $1.3 million in the quarter ended March 31, 2008, $3.4 million in the quarter ended June 30, 2008, $860,000 in the quarter ended September 30, 2008 and $2.4 million in the quarter ended December 31, 2008 due to changes in market conditions resulting in a other-than-temporary impairment and the quarter ended December 31, 2007 included a write-down expense of $733,000.
(3)	Net loss per share for each quarter are calculated as a discrete period; the sum of four quarters may not equal the calculated full year amount.