Form 10-Q
period 2009-03-31
TELIK INC
filed 2009-05-07
CIK 1109196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class: Common Stock $0.01 par value                     Outstanding at April 30, 2009: 53,356,091 shares

TELIK, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

TELIK, INC.

CONDENSED BALANCE SHEETS

(In thousands)

	March 31, 2009	December 31, 2008
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$33,406	$50,562
Short-term investments	12,094	1,999
Interest and other receivables	173	38
Prepaids and other current assets	920	909

Total current assets	46,593	53,508
Property and equipment, net	2,100	2,288
Long-term investments	11,169	10,010
Restricted investments	674	898
Other assets	7,426	8,709

Total assets	$67,962	$75,413

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,337	$1,581
Accrued clinical trial costs	1,250	1,822
Accrued compensation	933	684
Accrued liabilities	535	595
Accrued legal and related expenses	132	48

Total current liabilities	4,187	4,730
Long term debt	8,000	8,000
Long term deferred rent	327	311
Commitments and contingencies
Stockholders’ equity:
Common stock	534	533
Additional paid-in capital	542,498	541,710
Accumulated other comprehensive gain	13	21
Accumulated deficit	(487,597)	(479,892)

Total stockholders’ equity	55,448	62,372

Total liabilities and stockholders’ equity	$67,962	$75,413

See accompanying Notes to Condensed Financial Statements.

TELIK, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Operating costs and expenses:
Research and development	3,990	8,195
General and administrative	2,887	2,413
Restructuring costs	868	—

Total operating costs and expenses	7,745	10,608

Loss from operations	(7,745)	(10,608)
Interest and other income (expense), net	70	800
Interest expense	(30)	—

Net loss	$(7,705)	$(9,808)

Basic and diluted net loss per share	$(0.14)	$(0.19)

Shares used to calculate basic and diluted net loss per share	53,314	52,992

See accompanying Notes to Condensed Financial Statements.

TELIK, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(7,705)	$(9,808)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	188	306
Stock-based compensation expense	766	1,372
Change in fair value of marketable securities	(1,159)	140
Change in fair value of rights to sell ARS to UBS	1,283	—
Changes in assets and liabilities:
Other receivables	(135)	342
Prepaids and other current assets	(11)	56
Accounts payable	(244)	191
Accrued liabilities	(283)	(2,368)

Net cash used in operating activities	(7,300)	(9,769)

Cash flows from investing activities:
Purchases of investments	(10,103)	(1,743)
Sales of investments	224	10,727
Maturities of investments	—	11,500
Purchases of property and equipment	—	(45)

Net cash provided by (used in) investing activities	(9,879)	20,439

Cash flows from financing activities:
Proceeds from issuance of common stock	23	354

Net cash provided by financing activities	23	354

Net increase (decrease) in cash and cash equivalents	(17,156)	11,024
Cash and cash equivalents at beginning of period	50,562	41,646

Cash and cash equivalents at end of period	$33,406	$52,670

Supplementary information:
Interest paid	$30	$—

See accompanying Notes to Condensed Financial Statements.

TELIK, INC.

Notes to Condensed Financial Statements

(Unaudited)

1.	Basis of Presentation and Summary of Significant Accounting Policies

We have prepared the accompanying condensed financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, or the Exchange Act. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We believe all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included herein. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or any other future period. The condensed balance sheet at December 31, 2008 has been derived from the audited financial statements at that date. You should read these condensed financial statements and notes in conjunction with our audited financial statements for the year ended December 31, 2008, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009.

Need for Additional Capital

We have incurred net losses since inception and we expect to incur substantial and increasing losses for at least the next several years as we continue our research and development activities. To date, we have funded operations primarily through the sale of equity securities, non-equity payments from collaborators and interest income. Future revenue, if any, for at least the next few years is expected to consist primarily of payments under corporate collaborations and interest income. The process of developing our products will require significant additional research and development, preclinical testing and clinical trials, as well as regulatory approval. We expect these activities, together with general and administrative expenses, to result in substantial operating losses for the foreseeable future. We will not receive product revenue unless we or our collaborative partners complete clinical trials, obtain regulatory approval and successfully commercialize one or more of our products.

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

Due to the unprecedented events in the ARS market and our ARS rights agreement with UBS, we elected a one-time transfer of our ARS investments from the classification of available-for-sale to trading securities in accordance with Financial Accounting Standards Board, or FASB, Statement No. 115, Accounting for Certain

Investments in Debt and Equity Securities, (SFAS 115). See Note 9 for further explanation. Trading securities are carried at estimated fair value, with unrealized gains and losses resulting from changes in fair value reported in earnings. We classify all cash equivalents and non-ARS investments as available-for-sale. Available-for-sale securities are carried at estimated fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss). Realized gains or losses on the sale of investments are determined on a specific identification method, and such gains and losses are reflected as a component of interest income.

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

Fair Value of Financial Instruments

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (FAS 157). FAS 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities as well as for non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis in the financial statements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of FAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually.

On January 1, 2008, we adopted the provisions of FAS 157 on a prospective basis for our financial assets and liabilities only, which require that we determine the fair value of financial assets and liabilities using the fair value hierarchy established in FAS 157. For all other non-financial assets and liabilities except those that would be recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), FAS 157-2 was effective for us on January 1, 2009. On October 10, 2008, the FASB issued Staff Position No. FAS 157-3, or FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” that clarifies the application of FAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 is applicable to the valuation of auction rate securities held by us for which there was no active market as of March 31, 2009 and is effective upon issuance, including prior periods for which financial statements have not been issued. See Note 5, “Fair Value Measurements on a Recurring Basis” in the Notes to Financial Statements for additional disclosures.

FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. The objective of fair value measurement is to determine the price that would be received to sell the asset or paid to transfer the liability (an exit price) in an orderly transaction between market participants at the measurement date. The statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and that market participant assumptions include assumptions about risk and effect of a restriction on the sale or use of an asset. To increase consistency and comparability in fair value measurement and related disclosures, this statement establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels: (1) Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date; (2) Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly through corroboration with observable market data; and (3) Level 3 inputs are unobservable inputs for the asset or liability that reflect the reporting entity’s own assumptions about risk and the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

On January 1, 2008, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (SFAS 159). SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The adoption of SFAS 159 did not have a material impact on our financial condition, results of operation, or cash flows since we did not elect to apply the fair value option for any of our eligible financial instruments or other items on the January 1, 2008 effective date.

2.	Employee Stock-Based Compensation

Stock based compensation under FAS 123R

Total estimated stock-based compensation expense, related to all of our share-based payment awards, recognized under FAS 123R was comprised of the following:

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Research and development	$202	$1,213
General and administrative	564	159

Stock-based compensation expense before taxes	766	1,372

Effect on net loss	$766	$1,372

Because we had a net operating loss carryforward as of March 31, 2009, no tax benefits for the tax deductions related to stock-based compensation expense were recognized in our condensed statements of operations. Additionally, no incremental tax benefits were recognized from stock options exercised in the three months ended March 31, 2009 and 2008, which would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities. As of March 31, 2009, $3.5 million of total unrecognized compensation costs, net of forfeitures, related to non-vested awards is expected to be recognized over a weighted average period of 1.85 years.

Valuation Assumptions

The employee stock-based expense recognized under FAS 123R was determined using a Black-Scholes-Merton option valuation model, or the Black-Scholes model. Our expected stock-price volatility assumption for the period from January 1, 2007 to June 30, 2008, was based on a blended rate of 50% historical volatility and 50% implied volatility since we had sufficient market activity with respect to our traded options during such period. For the period from July 1, 2008 to March 31, 2009, the expected volatility was based solely on historical volatility as there was insufficient traded option activity due to adverse stock market conditions. The expected term of options granted is based on the simplified method in accordance with Staff Accounting Bulletin No. 110 (“SAB 110”) as our historical share option exercise experience does not provide a reasonable basis for estimation. SAB 110 was effective on January 1, 2008 and provided guidance to issuers on the method allowed in developing estimates of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R), “Share-Based Payment”. SAB 110 amends SAB 107 to allow companies to continue to use the simplified method, under certain circumstances, beyond December 31, 2007. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. Assumptions used in the Black-Scholes model were as follows:

	Stock Option Plans		Stock Purchase Plan
	Three Months Ended March 31,		Three Months Ended March 31,
	2009*	2008	2009	2008
Expected stock price volatility	N/A	76.7%	141.04%	87.5%
Risk-free interest rate	N/A	2.95%	0.70%	1.71%
Expected life (in years)	N/A	6.08	1.25	1.26
Expected dividend yield	N/A	—	—	—

*	For the quarter ended March 31, 2009, we did not grant any stock options; therefore assumptions for the valuation of options were not applicable for such period.

3.	Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes changes in unrealized gains (losses) on investments. The activity in comprehensive loss was as follows:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Net loss	$(7,705)	$(9,808)
Changes in unrealized gains on investments	(8)	(1,143)

Comprehensive loss	$(7,713)	$(10,951)

4.	Basic and Diluted Net Loss per Share

Basic and diluted net loss per share are computed by dividing net loss by the weighted average number of common shares outstanding during the period.

Outstanding options to purchase 9,847,098 and 9,636,097 shares of our common stock for the three months ended March 31, 2009 and 2008 were excluded from the diluted net loss per common share calculations because inclusion of such options was anti-dilutive.

5.	Fair Value Measurements on a Recurring Basis

As described in Note 1, we adopted FAS 157 on January 1, 2008. FAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

The following is a summary of the estimated fair value of our financial assets (cash equivalents, investments, and other assets) at March 31, 2009 and their corresponding valuation inputs established under FAS 157:

	March 31, 2009	Fair Value Measurement at March 31, 2009 Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Available-for-sale securities:
Money market funds	$32,622	$32,622	$—	$—
US Treasury bills	5,988	—	5,988	—
US Treasury notes	6,106	—	6,106	—
Trading securities:
Auction preferred stock	2,580	—	—	2,580
Auction rate certificates	8,589	—	—	8,589
Other assets:
Put option	7,366	—	—	7,366

Total	$63,251	$32,622	$12,094	$18,535

The following is a reconciliation of our financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Put Option	Auction Rate Securities	Total
	(in thousands)
Balance at December 31, 2008	$8,649	$10,010	$18,659
Unrealized losses included in other comprehensive loss	—	—	—
Impairment gain (loss) included in net loss	(1,283)	1,159	(124)

Balance at March 31, 2009	$7,366	$11,169	$18,535

At March 31, 2009, our ARS had aggregate fair value of $11.2 million and par value of $18.7 million. The ARS investments, purchased through our investment account with UBS at par value, have an auction reset feature. Historically, the fair value of ARS investments approximated par value due to the frequent resets through the auction process. Beginning in late 2007, our securities invested in ARS failed to settle in scheduled auctions due to liquidity crises. An auction failure means that the parties wishing to sell securities could not make the sale, but does not result in the securities going into default because the issuer continues to pay interest. The interest rates may be reset to predetermined “penalty” or “maximum” rates based on mathematical formulas in accordance with each security’s prospectus. While we continue to earn interest on our ARS investments at the contractual rate, these investments are not currently trading and therefore do not have a readily determinable market value. Accordingly, the estimated fair value of the ARS no longer approximates par value.

At March 31, 2009, we estimated the fair value of our ARS after consideration of several factors, including input provided by UBS. Valuation techniques involved the use of a discounted cash flow approach. Although these securities would typically be measured using Level 2 inputs, the failure of auctions and the lack of market activity required that these securities be measured using Level 3 inputs. The assumptions used in preparing the discounted cash flow model to determine the fair value of our auction preferred stock take into account factors such as interest rates, credit quality, likelihood of redemption, duration and credit default swap data points for monoline insurers. The underlying assets of our auction rate certificates are primarily comprised of student loans and their fair values were measured by considering factors such as interest rates, tax status, credit quality, duration, insurance wraps, the portfolio composition of Federal Family Education Loan Program, or FFELP, and private loans and likelihood of redemption. These assumptions are highly subjective and involve significant judgment and are subject to change as the underlying sources of these assumptions and market conditions change. Based on this Level 3 valuation, we recorded a gain to interest and income (expense), net of approximately $1.2 million in the carrying value of our auction preferred stock and auction rate certificates for the three months ended March 31, 2009 as these ARS investments are classified as trading securities.

6.	Cash, Cash Equivalents, Investments and Restricted Investments

The following is a summary of estimated fair value of cash and cash equivalents, investments and restricted investments:

	March 31 2009	December 31 2008
	(in thousands)
Certificate of deposits	$674	$898
Auction rate securities	11,169	10,010
Government sponsored enterprises	12,094	1,999
Cash and money market funds	33,406	50,562

Total	$57,343	$63,469

Reported as:
Cash and cash equivalents	$33,406	$50,562
Short term investments	12,094	1,999
Restricted investments	674	898
Long term investments	11,169	10,010

Total	$57,343	$63,469

ARS securities aggregating estimated fair value of $11.2 million for the quarter ended March 31, 2009 and $10.0 million for the quarter ended December 31, 2008 were determined as securities held for trading. Accordingly, these securities are carried at estimated fair value, with unrealized gains and losses resulting from changes in fair value reported in earnings. All other marketable debt securities continue to be securities held as available for sale.

The following is a summary of amortized cost, unrealized gains and losses and estimated fair value of cash and cash equivalents and marketable debt securities held as available for sale.

	March 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Certificate of deposits	$674	$—	$—	$674
Government sponsored enterprises	12,081	13	—	12,094
Cash and money market funds	33,406	—	—	33,406

Total	$46,161	$13	$—	$46,174

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Certificate of deposits	$898	$—	$—	$898
Government sponsored enterprises	1,978	21	—	1,999
Cash and money market funds	50,562	—	—	50,562

Total	$53,438	$21	$—	$53,459

There were no realized gains on sales of available-for-sale investments for the quarter ended March 31, 2009 and $12,000 for the same period in 2008. Realized gains and losses were calculated based on the specific identification method. No investments were in an unrealized loss position at March 31, 2009 and December 31, 2008.

The following is a summary of the cost and estimated fair value of available-for-sale securities at March 31, 2009 and December 31, 2008, classified by stated maturity date of the security:

	March 31, 2009		December 31, 2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Mature in less than one year	$12,081	$12,094	$1,978	$1,999

Total	$12,081	$12,094	$1,978	$1,999

7.	Other Assets

Other assets consist of the following:

	March 31, 2009	December 31, 2008
	(in thousands)
UBS Rights relating to ARS	$7,366	$8,649
Security deposit	60	60

Other assets	$7,426	$8,709

On November 10, 2008, we entered into an agreement with UBS whereby we received rights, or the Right, to sell all our ARS held in our UBS account at par value ($18.7 million) to UBS at any time during a two-year period beginning on June 30, 2010 and ending on July 2, 2012. If we do not exercise the Right, our ARS will continue to accrue interest as determined by the auction process or the terms outlined in the prospectus of the ARS if the auction process fails., and if the Right is not exercised on or before July 2, 2012, it will expire and UBS will have no further obligation to buy our ARS. The Right is a nontransferable security registered with the SEC. UBS’s obligations under the Right are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Rights. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Rights.

The enforceability of the Right results in a put option and was recognized as a separate freestanding asset and is accounted for separately from the ARS investment. For the quarter ended March 31, 2009, the put option, classified as long-term asset on our balance sheet, was measured at its fair value of $7.4 million compared to the fair value of $8.6 million at December 31, 2008. The loss of $1.3 million fair value of the put option resulted primarily from an increase of $1.2 million in the fair value of our ARS due to improving credit market conditions, was recorded in interest and other income (expense), net, in the Statement of Operations. The put option does not meet the definition of a derivative instrument under SFAS 133. Therefore, we elected to measure the put option at fair value under SFAS 159, which permits an entity to elect the fair value option for recognized financial assets, in order to match the changes in the fair value of the ARS. We valued the Right using a discounted cash flow approach including estimates of, based on data available as of March 31, 2009, interest rates, timing and amount of cash flow, adjusted for any bearer risk associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010. These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change.

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

8.	Long Term Debt and Commitments

Long Term Debt

In connection with our acceptance of the offer to enter into the agreement with UBS whereby we received the Right to sell all our ARS at par value to UBS at any time during a two-year period beginning on June 30, 2010 and ending on July 2, 2012, UBS would also make available to us “no net cost” loans up to 75% of the market value of our ARS. The “no net cost” loans must be repaid upon commencement of the exercise of the rights. On December 31, 2008, we entered into a loan agreement with UBS and drew down $8 million with our ARS pledged as collateral. The loan is treated as a “no net cost loan” as defined in the agreement, meaning that the loan will bear interest at a rate equal to the average rate of interest paid or deemed paid to Telik on the pledged ARS such that the interest cost, net of interest received by us on the pledged ARS, will be zero. For the three months ended March 31, 2009, interest paid on the loan was approximately $30,000 which was offset entirely by interest earned on the pledged securities. Though the loan is payable on demand, if UBS should exercise its discretionary right to demand repayment of any portion of the loan prior to the date we can exercise our repurchase rights, UBS and certain of its affiliates will arrange for alternative financing on terms and conditions substantially the same as those contained in the loan, and if alternative financing cannot be established, then UBS or one of its affiliates will purchase our pledged ARS at par. UBS’ obligation to arrange such alternative financing does not apply under certain circumstances, including, but not limited to, if we sell the ARS pledged as collateral. Proceeds of sales of our ARS will first be applied to repayment of the credit line with the balance, if any, for our account. The credit line is fully utilized as of December 31, 2008 and no further borrowings are available.

9.	Income Taxes

We adopted Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”) effective January 1, 2007. The implementation of FIN 48 did not result in any increase or decrease in the liability for unrecognized tax benefits related to tax positions taken in prior periods, therefore, there was no corresponding adjustment in accumulated deficit. Our total amount of unrecognized tax benefits as of December 31, 2008 was $11.0 million.

Our only major tax jurisdiction is the United States and we are subject to U.S. federal income tax examination for the calendar years ending 2005 through 2008. Additionally, we are subject to various state income tax examinations for the 2004 through 2008 calendar tax years. In April 2009 the Internal Revenue Service completed its audit on our U.S. federal income tax return for the 2005 calendar tax year which resulted in a reduction of approximately $330,000 to our deferred tax assets balance for that period. Our deferred tax assets had full valuation allowance and therefore, such change on the deferred tax assets had no impact to the Statement of Operations or the Balance Sheet.

10.	Restructuring Plan

In February 2009, we implemented a restructuring plan to further reduce our operating expenses and to streamline our infrastructure to focus on our most advanced preclinical and clinical development programs. As a result of the restructuring plan we reduced our workforce by 36 positions and recorded a charge of approximately $0.9 million of which approximately $0.7 million has been paid in the quarter ended March 31, 2009 as severance, payroll taxes and other personnel related costs.

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

The following discussion and analysis should be read in conjunction with the unaudited condensed financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 2, 2009.

TELIK, the Telik logo, TRAP, TELCYTA and TELINTRA are trademarks of Telik, Inc. All other brand names or trademarks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

Overview

Telik is engaged in the discovery and development of small molecule drugs. Our business strategy is to advance our drug product candidate TELINTRA through Phase 2 clinical studies, and after obtaining clinical data, enter into a partnership with a pharmaceutical or biotechnology company to assist in further development and commercialization; advance our two leading preclinical drug candidates TLK58747 and TLK60404 into the clinic and seek a partnership for TELCYTA for further development. We have incurred net losses since inception and expect to incur losses for the next several years as we continue our research and development activities.

During the quarter ended March 31, 2009, loss from operations and net loss was $7.7 million. Net cash used in operations for the quarter ended March 31, 2009 was $7.3 million and net cash, cash equivalents, investments and restricted investments at March 31, 2009 were $57.3 million. As of March 31, 2009, we had an accumulated deficit of $487.6 million.

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

In February 2009, we implemented a restructuring plan to further reduce our operating expenses and to streamline our infrastructure to focus on our most advanced preclinical and clinical development programs. As a result of the restructuring plan we reduced our workforce by 36 positions and recorded a charge of approximately $0.9 million which consists primarily of employee severance and related costs. As a result of our restructuring plan, we believe our existing cash resources will be sufficient to satisfy our current operating plan until mid 2011. Changes in our research and development plans or other changes affecting our operating expenses may affect actual future consumption of existing cash resources as well. In any event, we will require substantial additional financing to fund our operations in the future.

We expect that our quarterly and annual results of operations will fluctuate for the foreseeable future due to several factors, including the timing and extent of our research and development efforts and the outcome of our clinical trial activities. The successful development of our products is uncertain. As such, an accurate prediction of future operating results is difficult or impossible.

Clinical Product Development

TELINTRA, our current drug product candidate in clinical development, is a small molecule glutathione analog inhibitor of the enzyme glutathione S-transferase P1-1. We are developing TELINTRA for the treatment of blood disorders associated with low blood cell levels, such as neutropenia or anemia. In May 2008, we initiated two Phase 2 clinical trials of TELINTRA tablets, one for the treatment of patients with MDS and the other for the treatment of chemotherapy induced neutropenia, or CIN, in patients with locally advanced or metastatic non-small cell lung cancer receiving first-line chemotherapy. Both of these trials are randomized Phase 2 studies and are currently enrolling patients. The trial for MDS is intended to enroll 86 patients and is expected to be completed by the end of 2009, and the trial for CIN is intended to enroll 135 patients.

In April 2009, we initiated a new Phase 2 randomized study in Severe Chronic Idiopathic Neutropenia, or SCIN, to determine the effect of TELINTRA on absolute neutrophil count, in patients with severe chronic neutropenia. The trial for SCIN is intended to enroll a total of 20 patients.

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

We initiated four randomized Phase 3 registration trials of TELCYTA in platinum refractory or resistant ovarian cancer and in platinum resistant non-small cell lung cancer. ASSIST-1 and ASSIST-3 were designed to evaluate TELCYTA in the treatment of platinum resistant ovarian cancer. ASSIST-2 was designed to evaluate TELCYTA in the treatment of advanced non-small cell lung cancer. In June 2007, we reported that these trials did not achieve their primary endpoints. ASSIST-5, our fourth randomized Phase 3 trial, was initiated in May 2006 to evaluate TELCYTA in combination with PLD versus PLD alone as second line therapy in platinum refractory or resistant ovarian cancer. On October 29, 2008, we announced top-line results from the ASSIST-5 trial demonstrating that statistically significant improvement was observed in a sub-set of patients with platinum refractory or primary resistant disease. We are currently seeking a partnership with a pharmaceutical or biotechnology company to further advance the development and commercialization of TELCYTA.

Pre-Clinical Drug Product Development

TLK58747—Cytotoxic Small Molecule

TLK58747 is a novel metabolically activated cytotoxic small molecule. TLK58747 induces apoptosis and G2/M, or cell division, cell cycle arrest in a broad array of human cancer cell lines including those not expressing glutathione S-transferase P1-1, or GST P1-1. It has shown significant anti-tumor activity in human breast, pancreatic, brain and colon tumors in pre-clinical models of human cancer when administered either orally or by injection. We are conducting the required preclinical safety studies that if successful may support the potential filing of an IND application with the FDA.

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

Nasdaq Stock Listing Compliance Status

On September 19, 2008, we received notification from Nasdaq informing us that the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Market under Nasdaq Marketplace Rule 5450(a)(1) and giving us 180 days to regain compliance. Nasdaq subsequently implemented temporary suspensions of the minimum bid price requirement. We have until December 21, 2009 to regain compliance and are considering various strategies in order to satisfy the minimum bid price requirement.

UBS Purchase Rights and Loan

On November 10, 2008, we entered into an agreement with UBS AG and with its affiliates, or UBS, whereby we received rights, or the Right, to sell all our auction rate securities, or ARS, held in our UBS account at par value to UBS at any time during a two-year period beginning on June 30, 2010 and ending on July 2, 2012. If we do not exercise the Right, the ARS will continue to accrue and pay interest as determined by the auction process or the terms specified in the prospectus of the ARS if the auction process fails. If the Right is not exercised on or before July 2, 2012, it will expire and UBS will have no further obligation to buy our ARS. UBS is also granted the right to purchase or sell our ARS at any time after acceptance of the Agreement until July 2, 2012, so long as we receive par value for the ARS. The Right is a nontransferable security registered with the SEC.

In connection with our acceptance of the offer to enter into the agreement, UBS has made available to us “no net cost” loans for up to 75% of the market value of our ARS, where interest payable on the loan does not exceed interest earned on our ARS. The loan is to be secured by our ARS. On December 31, 2008, we borrowed $8 million from UBS in accordance with such a secured, “no net cost” demand facility. For the three months ended March 31, 2008, interest paid on the loan was approximately $30,000 which was fully offset by interest earned on the pledged securities.

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

There has been no material change in our critical accounting policies and significant judgments and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2008.

Use of Estimates

In preparing our financial statements to conform with GAAP, we make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results may differ from these estimates.

Results of Operations

Revenues

We did not record any revenues in 2008 and currently do not expect to record any revenues in 2009. Future non-product revenues, if any, will depend upon the extent to which we enter into new collaborative research agreements and the amounts of payments relating to such agreements.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2009 and 2008 were $4.0 million and $8.2 million. Our research and development activities consist primarily of drug development, clinical supply manufacturing, clinical activities, discovery research, screening and identification of product candidates and preclinical studies. We group these activities into two major categories: “research and preclinical” and “clinical development.”

The approximate costs associated with research and preclinical and clinical development activities were as follows:

	Three Months Ended March 31,		% Change
	2009	2008
	(In thousands, except percentages)
Research and preclinical	$2,114	$4,020	(47)%
Clinical development	1,876	4,175	(55)%

Total research and development	$3,990	$8,195	(51)%

The decrease of 51%, or $4.2 million, in research and development expenses for the three months ended March 31, 2009 compared to the same period in 2008 was principally due to the following:

•	reduction of approximately $1.3 million as Phase 3 clinical trial study activities in our ASSIST-1, ASSIST-2, ASSIST-3 and ASSIST-5 were completed;

•

decreased costs of approximately $249,000 as our TELCYTA Phase 2 combination trials in ovarian and lung cancer were completed and approximately $247,000 due to completion of Phase 1-2a TELINTRA clinical trials for MDS and were offset by an approximately $438,000 increase as we initiated two Phase 2 clinical trials of TELINTRA tablets, one for the treatment of patients with MDS and the other for the treatment of CIN;

•	decreased costs of approximately $1.6 million in connection with headcount reduction associated with reduced clinical activities and the implementation of the February 2009 restructuring plan; and

•	lower stock-based compensation expense of approximately $1.0 million primarily due to complete vesting of higher value stock options granted in earlier periods.

We expect total research and development expenditures to decrease in the next twelve months as we focus on the Phase 2 clinical trials of TELINTRA tablets and preclinical studies on TLK58747 and TLK60404. Traditionally, Phase 2 and pre-clinical studies incur less expenses than Phase 3 studies due to comparative size of the studies. Specifically, we expect both clinical and manufacturing expenditures to be lower than previous years and the timing and the amount of these expenditures will depend on the progress of the TELINTRA tablets Phase 2 clinical trials and the progress of our pre-clinical programs.

The following table summarizes our principal drug product candidate development initiatives:

	Related R&D Expenses Three Months ended March 31,
Product	2009	2008
	(in thousands)
TELCYTA	$423	$3,681
TELINTRA	1,660	849
TLK58747	596	—
TLK60404	503	—
Other (1)	808	3,665

Total research and development expenses	$3,990	$8,195

(1)	“Other” constitutes research and development activities performed by our Chemistry, Biology, preclinical and Quality Assurance departments as these costs cannot be allocated to any individual project.

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

General and Administrative Expenses

	Three Months Ended March 31,		% Change
	2009	2008
	(In thousands, except percentages)
General and administrative	$2,887	$2,413	20%

The increase in general and administrative expenses of 20%, or $474,000 in the three months ended March 31, 2009 compared to the same period in 2008 was primarily due to lower stock-based compensation expense of approximately $405,000 in the three months ended March 31, 2008 as a result of cancelled options

We expect general and administrative expenses in 2009 to be at the same level as 2008.

Stock-Based Compensation Expense

Employee stock-based compensation expense related to our share-based payment awards recognized under SFAS 123R was as follows:

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Research and development	$202	$1,213
General and administrative	564	159

Stock-based compensation expense before taxes	766	1,372
Related income tax benefits	—	—

Effect on net loss	$766	$1,372

The decrease in employee stock-based compensation expense for research and development for the three months ended March 31, 2009 compared with the same period in 2008 was principally due to the reversal of accrued expense for cancelled options and complete vesting on higher fair value options granted in prior years. The increase in employee stock-based compensation expense for general and administration for the three months ended March 31, 2009 compared with the same period in 2008 was primarily due to higher reversal of accrued expense for cancelled options recorded in the three months ended March 31, 2008.

Restructuring Costs

In February 2009, we implemented a restructuring plan and reduced our workforce by 36 positions and recorded a charge of approximately $868,000 of which approximately $749,000 has been paid in the quarter ended March 31, 2009 as severance, payroll taxes and other personnel related costs. We have no restructuring charge for the three months ended March 31, 2008.

Interest Income and Interest Expense

	Three Months Ended March 31,		% Change
	2009	2008
	(In thousands, except percentages)
Interest and other income (expense), net	$70	$800	(91)%
Interest expense	(30)	—	(100)%

Interest and other income (expense), net resulted primarily from investment activities including our ARS. The decrease of approximately $730,000 for the three months ended March 31, 2009 compared to the same period in 2008 was due primarily to a $747,000 decrease in investment income due to lower investment cash balances and lower interest rates.

Interest expense for the three months ended March 31, 2009 was for interest payments on our UBS loan. There was no interest expense for the three months ended March 31, 2008.

Liquidity and Capital Resources

	March 31, 2009	December 31, 2008
	(in millions, except ratios)
Cash, cash equivalents, investments and restricted investments	$57.3	$63.5
Working capital	$42.4	$48.8
Current ratio	11.1:1	11.3:1

	Three Months Ended March 31,
	2009	2008
	(in millions)
Cash (used in) / provided by:
Operating activities	$(7.3)	$(9.8)
Investing activities	$(9.9)	$20.4
Financing activities	$0.0	$0.4

Sources and Uses of Cash. Due to the significant research and development expenditures and the lack of any approved products to generate revenue, we have not been profitable and have generated operating losses since we incorporated in 1988. As such, we have funded our research and development operations through sale of equity securities, non-equity payments from corporate partners, interest earned on investments and equipment lease and loan financings. At March 31, 2009, we had available cash, cash equivalents, investments and restricted investments of $57.3 million. Our cash and investment balances are held in a variety of interest-bearing instruments including obligations of U.S. government agencies, high-grade corporate and municipal bonds, commercial paper, auction rate preferred securities and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk.

Cash Flows from Operating Activities. Cash used in operations for the three months ended March 31, 2009 was $7.3 million compared with $9.8 million for the same period in 2008. Net loss of $7.7 million in 2009 included non-cash charges of $766,000 for stock-based compensation, $188,000 for depreciation and amortization and $1.3 million for the change in value of the put option associated with the UBS ARS rights and were partially offset by a $1.2 million gain in the fair value of marketable securities. Cash used in operations was further impacted by a $572,000 reduction in accrued clinical trials related primarily to the completion of our ASSIST 1, 2, 3 and 5 Phase 3 clinical trials. Operating cash outflows for the same period in 2008 resulted primarily from net loss of $9.8 million which included non-cash charges of $1.4 million for stock-based compensation, $306,000 for depreciation and amortization and $140,000 for the write-down of marketable securities. Cash used in operations was further impacted by a $1.3 million reduction in accrued clinical trials related primarily to the near completion of our ASSIST 1, 2 and 3 clinical trials, a $534,000 reduction in accrued legal expenses related primarily to the class action lawsuit and a $474,000 decrease in accrued compensation due primarily to performance bonus payments made during the period. Cash outflows were partially offset by a decrease of $342,000 in other receivables primarily due to a reduction in investment interest receivables caused by decreasing investment balances.

Cash Flows from Investing Activities. Cash used in investing activities for the three months ended March 31, 2009 was $9.9 million compared with cash provided by investing activities of $20.4 million for the same period in 2008. Cash used for the three months ended March 31, 2009 was primarily from $10.1 million in purchases of available-for-sale investments and were partially offset by $224,000 in investment sales. We had no capital expenditures for the three months ended March 31, 2009. Cash provided for the same period in 2008 was primarily from $11.5 million in maturities of investments and $10.7 million from sales of investments offset by $1.7 million in purchases of available-for-sale investments. Capital expenditures for the same period in 2008 were $45,000, primarily for laboratory equipment purchases.

Cash Flows from Financing Activities. Cash provided by financing activities for the three months ended March 31, 2009 was approximately $23,000 compared with $354,000 for the same period in 2008. Financing activities for the three months ended March 31, 2009 was comprised of $23,000 in proceeds from stock purchases under our employee stock purchase plan. Financing activities for the same period in 2008 was comprised primarily of $354,000 in proceeds from stock option exercises and purchases under our employee stock purchase plan.

Working Capital. Working capital decreased to $42.4 million at March 31, 2009 from $48.8 million at December 31, 2008. The decrease in working capital was primarily due to our use of cash for operating expenses and our TELCYTA and TELINTRA development programs.

As a result of our restructuring plan implemented in February 2009, we believe our existing cash resources will be sufficient to satisfy our current operating plan until mid 2011. Changes in our research and development plans or other changes affecting our operating expenses may affect actual future consumption of existing cash resources as well. In any event, we will require substantial additional financing to fund our operations in the future. We may seek to raise any necessary additional funds through equity or debt financings, collaborative arrangements with corporate partners or other sources. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience dilution. Debt financing may subject us to restrictive covenants that may adversely affect our operations. To the extent that we raise additional capital through licensing arrangements or arrangements with collaborative partners, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize ourselves. Our future capital uses and requirements depend on numerous factors, including the following:

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

Our future contractual obligations at March 31, 2009 were as follows:

	Total	2009	2010-2011	2012-2013	After 2013
	(in thousands)
Operating leases	$19,346	$2,727	$7,576	$7,506	$1,537

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

Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio. To minimize the exposure due to adverse shifts in interest rates we maintain investments of shorter maturities. Our marketable securities portfolio is primarily invested in money market funds, corporate debt securities, treasury bills and U.S. government agencies with an average maturity of under one year and a minimum investment grade rating of A or A-1 or better to minimize credit risk. Our portfolio also includes auction rate securities currently classified as long term investments. Although changes in interest rates may affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments were sold prior to maturity. Through our money managers, we maintain risk management control systems to monitor interest rate risk. The risk management control systems use analytical techniques, including sensitivity analysis. We have operated primarily in the United States and all funding activities with our collaborators to date have been made in U.S. dollars. Accordingly, we do not have any exposure to foreign currency rate fluctuations.

The table below presents the principal amounts and weighted-average interest rates by year of stated maturity for our investment portfolio:

	2009	2010	2011 and Beyond	Total	Fair Value at March 31, 2009
	(In thousands, except percentages)
Available-for-sale securities	$12,081	—	—	$12,081	$12,094
Trading securities	—	—	$18,700	$18,700	$11,169
Average interest rate	0.87%	—	2.92%	2.12%

Trading securities are comprise of corporate securities, student loans and municipal notes investments with an auction reset feature in the form of auction rate certificates and auction preferred stock, collectively known as ARS, held in our account with UBS. As discussed previously, while we continue to earn interest on the ARS, these investments are not liquid and their carrying amounts are impaired due to the adverse change in the debt market. As a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. As discussed previously, in November 2008, we entered into an agreement with UBS whereby we received the Right to sell all our ARS held in our UBS account at par value to UBS at any time during a two-year period beginning on June 30, 2010 and ending on July 2, 2012. We intend to exercise this right and recover par value of the ARS. The value of the Right largely offset the decline in fair value of the ARS. However, UBS’ obligations under the Right are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Rights. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Rights. If UBS has insufficient funding to buy back the ARS and the auction process continues to fail, then we may incur further losses on the carrying value of the ARS. On December 31, 2008, we entered into a loan agreement with UBS and drew down $8 million with our ARS pledged as collateral. The loan is treated as a “no net cost loan” as defined in the agreement, meaning that the loan will bear interest at a rate equal to the average rate of interest paid or deemed paid to us on the pledged ARS such that the interest cost, net of interest received by us on the pledged ARS, will be zero. Other than the UBS loan, there were no material changes to our market exposure risk since December 31, 2008.

Item 4.	Controls and Procedures.

Evaluation of disclosure controls and procedures. Based on our management’s evaluation (with the participation of our chief executive officer and chief financial officer), our chief executive officer and chief financial officer have concluded that, subject to limitations described below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), were effective as of March 31, 2009.

Changes in internal control over financial reporting. There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The risk factors described in Part II, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on March 2, 2009, are set forth below. These risk factors have not substantively changed, except for those identified by asterisk and restated below.

We have a history of net losses, which we expect to continue for the next several years. We will never be profitable unless we develop, and obtain regulatory approval and market acceptance of, our product candidates.*

To date, we have not obtained regulatory approval for the commercial sale of any products, and we have not received any revenue from the commercial sale of products. Due to the significant research and development expenditures required to develop our TRAP technology and identify new product candidates, and the lack of any products to generate revenue, we have not been profitable and have incurred operating losses since we were incorporated in 1988. As of March 31, 2009, we had an accumulated deficit of $487.6 million. We expect to incur losses for the next several years as we continue our research and development activities and incur significant clinical testing and drug supply manufacturing costs. We do not anticipate that we will generate product revenue for several years. Our losses, among other things, have caused and will cause our stockholders’ equity and working capital to decrease. We expect that this trend will continue until we develop, and obtain regulatory approval and market acceptance of, our product candidates, if at all. We may never generate product revenue sufficient to become profitable.

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

To obtain regulatory approvals, we must, among other requirements, complete carefully controlled and well-designed clinical trials demonstrating that a particular drug is safe and effective for the applicable disease. TELCYTA has, to date, been evaluated in multiple Phase 1, Phase 2 and Phase 3 clinical trials. The Phase 3 clinical trials (ASSIST-1, 2, 3 and 5) compared TELCYTA to a control arm consisting of currently established standard drug treatments for ovarian and lung cancers. On June 3, 2007, we presented final results at the American Society of Clinical Oncology, or ASCO, annual meeting that the ASSIST-1 and ASSIST-3 trials did not achieve their primary endpoints. We also announced final data on the ASSIST-2 trial confirming that the primary endpoints were not achieved.

On June 4, 2007, a full clinical hold for TELCYTA was initiated by the FDA following the presentation of the Phase 3 clinical trial results at the ASCO annual meeting. As a result, we stopped enrolling new patients in the TELCYTA ASSIST-5 clinical trial, and patients receiving ongoing treatment in our TELCYTA trials could not receive additional treatment until such time that the FDA released the clinical hold. On June 15, 2007, the

FDA converted the full clinical hold of TELCYTA to a partial hold, thereby enabling patients that had been enrolled in the ASSIST-3 and ASSIST-5 trials the opportunity to continue to receive study treatments, including TELCYTA in combination with chemotherapy, subject to re-consenting procedures. We submitted detailed safety and other information to the FDA and worked closely with the agency in its review of TELCYTA. On October 12, 2007, the FDA completed their review of all TELCYTA data and removed the partial hold, permitting the resumption of our TELCYTA clinical development. However, during the clinical hold a number of patients discontinued therapy on the ASSIST-5 trial and no additional patients have been enrolled. On October 29, 2008, we announced top-line results demonstrating that statistically significant improvement was observed in a sub-set of patients with platinum refractory or primary resistant disease. Because the statistically significant improvement was only observed in a sub-set of patients, we may be required to conduct additional studies by the FDA. If the data on future clinical trials are not positive, we may not be able to continue clinical development on TELCYTA and our business will suffer.

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

If we are unable to raise adequate funds in the future, we will not be able to continue to fund our operations, research programs, preclinical testing and clinical trials to develop and manufacture our product candidates.*

The process of carrying out the development of our own unpartnered product candidates to later stages of development and developing other research programs to the stage that they may be partnered to a pharmaceutical or biotechnology company will require significant additional expenditures, including the expenses associated with preclinical testing, clinical trials and obtaining regulatory approval. We believe that our existing cash and investment securities will be sufficient to support our current operating plan through the end of 2011. Unanticipated changes in our research and development plans or other changes affecting our operating expenses may affect actual future consumption of existing cash resources as well. In any event, we will require substantial additional financing to fund our operations in the future. We do not know whether additional financing will be available when needed or that, if available, we will be able to obtain financing on terms favorable to our stockholders. In addition, the recent tightening of credit markets and concerns regarding the availability of credit, particularly in the United States, may also have negatively impacted our ability to raise additional capital to fund our business. As of March 31, 2009, our accumulated deficit was $487.6 million, and we expect to incur capital outlays and operating expenditures for the next several years as we continue our clinical, research and development activities. The extent of any actual increase in operating or capital spending will depend in part on the clinical success of our product candidates. If we fail to raise adequate funds on terms acceptable to us, if at all, we will not be able to continue to fund our operations, research programs, preclinical testing, clinical trials and manufacturing efforts.

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

The investment of our substantial cash balance and our investments in marketable debt securities have resulted in a lack of liquidity which may cause losses and will continue to affect the liquidity of these investments.*

At March 31, 2009, we had $34.1 million in cash, cash equivalents and restricted cash and $23.3 million in investments in marketable debt securities. We have historically invested these amounts in U.S. government agencies, municipal notes which may have an auction reset feature, corporate notes and bonds, commercial paper and money market funds meeting certain criteria. Certain of these investments are subject to general credit, liquidity, market and interest rate risks, which have been exacerbated by U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. These market risks associated with our investment portfolio may have an adverse effect on our operations, liquidity and financial condition.

$18.7 million (par value) of our investment portfolio is invested in corporate and municipal notes investments with an auction reset feature in the form of auction rate certificates and auction preferred stock, collectively known as auction rate securities, or ARS. In September 2007, $8.9 million of our investment portfolio that was invested in ARS had failed to settle in scheduled auctions. An auction failure means that the parties wishing to sell securities could not make the sale, but does not result in the securities going into default because the issuer continues to pay interest. In February 2008, auctions had failed for the remaining $9.8 million of our ARS whose underlying assets are generally student loans which are substantially backed by the federal government. These investments are not liquid and their carrying amounts are impaired due to the adverse change in the corporate debt market. As a result, we have written-down the carrying amount of these investments and recognized a loss of approximately $7.5 million through March 31, 2009. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record additional impairment charges on these investments.

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

Further, we believe that our future success will depend in large part upon our ability to attract and retain highly skilled personnel. We may have difficulty attracting such personnel as a result of a perceived risk of our business and operations due to our past workforce reductions. In addition, identifying, hiring and retaining skilled executives and employees with technical expertise in the biotechnology industry may be difficult. As a result, competition among numerous companies, academic and other research institutions for skilled personnel and experienced scientists may be intense and turnover rates high. The cost of living in the San Francisco Bay Area is high compared to other parts of the country, which may adversely affect our ability to compete for qualified personnel and will increase costs. Because of this competitive environment, we have encountered and may continue to encounter increasing difficulty in attracting qualified personnel if our operations expand and the demand for these professionals increases, and this difficulty could significantly impede the achievement of our research and development objectives.

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

Substantial future sales of our common stock by us or by our existing stockholders could cause our stock price to fall.*

Additional equity financings or other share issuances by us, including shares issued in connection with strategic alliances and corporate partnering transactions, could adversely affect the market price of our common stock. Sales by existing stockholders of a large number of shares of our common stock in the public market or the perception that additional sales could occur could cause the market price of our common stock to drop. As of March 31, 2009, 53,356,091 shares of our common stock were outstanding, of which 53,019,087 shares were freely tradable and 337,004 shares were transferable in accordance with certain volume, notice and manner of sale restrictions under Rule 144 of the Securities Act of 1933.

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

Our stock price may be volatile, you may not be able to resell your shares at or above your purchase price.*

Our stock prices and the market prices for securities of biotechnology companies in general have been highly volatile, with recent significant price and volume fluctuations, and may continue to be highly volatile in the future. For example, our stock price dropped by 71% on the day following the announcement in December 2006 that the preliminary top-line results of our first three Phase 3 trials did not meet primary end-points. During the three months ended March 31, 2009, our common stock traded between $0.27 and $0.56, and on March 31, 2009, our common stock closed at $0.43. You may not be able to sell your shares quickly or at the market price if trading in our stock is not active or the volume is low. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock, some of which are beyond our control:

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

Our stock price may not meet the minimum bid price for continued listing on the Nasdaq Global Market. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if we are delisted from The Nasdaq Global Market or if we are unable to transfer our listing to another stock market.*

On September 19, 2008, we received a letter from Nasdaq Listing Qualification Department indicating that, for 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Market under Nasdaq Marketplace Rule 5450(a). The letter also stated that in accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), we were given 180 calendar days to regain compliance with this listing requirement, which may be accomplished if the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days. Subsequently, Nasdaq implemented temporary suspensions of the minimum bid price requirement. We now have until December 21, 2009 to regain compliance. If we do not regain compliance by December 21, 2009, Nasdaq will provide written notification that our common stock will be delisted, after which we may appeal the staff determination to the Nasdaq Listing Qualifications Panel. In addition, if we do not regain compliance with this listing requirement by December 21, 2009, but meet the initial inclusion criteria for the Nasdaq Capital Market (except for the bid price requirement), we may apply to transfer the listing of our common stock to this market and, if accepted, be provided with an additional 180 day period to demonstrate compliance. If we are not eligible for an additional compliance period at that time, the Nasdaq staff will provide written notification that our securities will be delisted. Upon such notice, we may appeal the Nasdaq staff’s determination to the Nasdaq Listing Qualifications Panel. There can be no assurance that our common stock would be eligible for transfer to the Nasdaq Capital Market, or, if we appeal the Nasdaq staff’s determination, that such appeal would be successful.

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

Date: May 7, 2009

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