Form 10-Q
period 2009-06-30
TELIK INC
filed 2009-08-06
CIK 1109196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class: Common Stock $0.01 par value	Outstanding at July 31, 2009: 53,356,091 shares

TELIK, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

TELIK, INC.

CONDENSED BALANCE SHEETS

(In thousands)

	June 30, 2009	December 31, 2008
	(Unaudited)	(Note 1)
Assets

Current assets:
Cash and cash equivalents	$6,213	$50,562
Short-term investments	33,372	1,999
Interest and other receivables	513	38
Prepaids and other current assets	742	909

Total current assets	40,840	53,508

Property and equipment, net	1,829	2,288
Long-term investments	10,301	10,010
Restricted investments	674	898
Other assets	3,499	8,709

Total assets	$57,143	$75,413

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$809	$1,581
Accrued clinical trial costs	474	1,822
Accrued compensation	1,094	684
Accrued liabilities	936	595
Accrued legal and related expenses	109	48

Total current liabilities	3,422	4,730

Long-term debt	3,100	8,000

Long-term deferred rent	343	311

Commitments and contingencies
Stockholders’ equity:
Common stock	534	533
Additional paid-in capital	543,009	541,710
Accumulated other comprehensive gain	13	21
Accumulated deficit	(493,278)	(479,892)

Total stockholders’ equity	50,278	62,372

Total liabilities and stockholders’ equity	$57,143	$75,413

See accompanying Notes to Condensed Financial Statements.

TELIK, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Operating costs and expenses:
Research and development	$3,022	$8,236	$7,012	$16,431
General and administrative	3,199	2,773	6,086	5,186
Restructuring costs	83	—	951	—

Total operating costs and expenses	6,304	11,009	14,049	21,617

Loss from operations	(6,304)	(11,009)	(14,049)	(21,617)

Interest and other income (expense), net	653	(2,560)	723	(1,760)
Interest expense	(30)	—	(60)	—

Net loss	$(5,681)	$(13,569)	$(13,386)	$(23,377)

Basic and diluted net loss per share	$(0.11)	$(0.26)	$(0.25)	$(0.44)

Shares used to calculate basic and diluted net loss per share	53,356	53,185	53,335	53,088

See accompanying Notes to Condensed Financial Statements.

TELIK, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(13,386)	$(23,377)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	314	583
Gain on disposal of property and equipment	(335)	—
Stock-based compensation expense	1,277	3,344
Change in fair value of marketable securities	(5,191)	3,207
Change in fair value of rights to sell ARS to UBS	5,150	—
Changes in assets and liabilities:
Other receivables	(475)	423
Prepaids and other current assets	167	353
Other assets	60	—
Accounts payable	(772)	(116)
Accrued liabilities	(504)	(1,085)

Net cash used in operating activities	(13,695)	(16,668)

Cash flows from investing activities:
Purchases of investments	(33,381)	(13,611)
Sales of investments	224	15,527
Maturities of investments	2,000	13,500
Purchases of property and equipment	—	(50)
Proceeds from sale of property and equipment	480	—

Net cash provided by (used in) investing activities	(30,677)	15,366

Cash flows from financing activities:
Proceeds from issuance of common stock	23	506

Net cash provided by (used in) financing activities	23	506

Net decrease in cash and cash equivalents	(44,349)	(796)
Cash and cash equivalents at beginning of period	50,562	41,646

Cash and cash equivalents at end of period	$6,213	$40,850

Supplementary information:
Interest paid	$60	$—

See accompanying Notes to Condensed Financial Statements.

TELIK, INC.

Notes to Condensed Financial Statements

(Unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies

We have prepared the accompanying condensed financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, or the Exchange Act. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We believe all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included herein. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or any other future period. The condensed balance sheet at December 31, 2008 has been derived from the audited financial statements at that date. You should read these condensed financial statements and notes in conjunction with our audited financial statements for the year ended December 31, 2008, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009. Further, in connection with preparation of our Condensed Financial Statements and in accordance with the recently issued Statement of Financial Accounting Standards No. 165, Subsequent Events, (SFAS 165), we evaluated subsequent events after the balance sheet date of June 30, 2009 through August 6, 2009.

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

Due to the unprecedented events in the Auction Rate Securities, or ARS, market and our November 2008 ARS rights agreement with UBS AG and with it affiliates, or UBS, we elected a one-time transfer of our ARS investments from the classification of available-for-sale to trading securities in accordance with Financial Accounting Standards Board, or FASB, Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, (SFAS 115). See Note 8 for further explanation. Trading securities are carried at estimated fair value, with unrealized gains and losses resulting from changes in fair value reported in earnings. We classify all cash equivalents and non-ARS investments as available-for-sale. Available-for-sale securities are carried at estimated fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss). Realized gains or losses on the sale of investments are determined on a specific identification method, and such gains and losses are reflected as a component of interest income.

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

On January 1, 2008, we adopted the provisions of FAS 157 on a prospective basis for our financial assets and liabilities only, which require that we determine the fair value of financial assets and liabilities using the fair value hierarchy established in FAS 157. For all other non-financial assets and liabilities except those that would be recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), FAS 157-2 was effective for us on January 1, 2009. On October 10, 2008, the FASB issued Staff Position No. FAS 157-3, or FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” that clarifies the application of FAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 is applicable to the valuation of auction rate securities held by us for which there was no active market as of June 30, 2009 and is effective upon issuance, including prior periods for which financial statements have not been issued. See Note 5, “Fair Value Measurements on a Recurring Basis” in the Notes to Financial Statements for additional disclosures.

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

New Accounting Pronouncements

In April 2009, the FASB issued three FSPs intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, (FSP FAS 157-4) provides additional guidelines for estimating fair value in accordance with FAS 157. FSP No. FAS 115-2 and FAS 124-2, Recognition of Other-Than-Temporary Impairments, (FSP FAS 115-2 and FAS 124-2) amends the other-than-temporary impairment guidance in SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, for debt securities and the presentation and disclosure requirements of other-than-temporary impairments on debt and equity securities in the financial statements. FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, (FSP FAS 107-1 and APB 28-1) increases the frequency of fair value disclosures. We adopted the aforementioned FSPs in the quarter ended June 30, 2009 and the adoption did not have a significant impact on our Condensed Financial Statements.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events, (SFAS 165) which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 applies prospectively to both interim and annual financial periods ending after June 15, 2009. Our adoption of SFAS 165 in the quarter ended June 30, 2009 did not have a significant impact on our Condensed Financial Statements. In connection with preparation of our Condensed Financial Statements, we evaluated subsequent events after the balance sheet date of June 30, 2009 through August 6, 2009.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, (SFAS 168), which replaces SFAS 162, The Hierarchy of Generally Accepted Accounting Principles, (SFAS 162) and establishes the FASB Accounting Standards Codification™ (“Codification”) as the source of authoritative accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with the GAAP. Except for certain nonpublic nongovernmental entities, SFAS 168 is generally effective for interim and annual periods ending after September 15, 2009. We will adopt this standard in the third quarter of current fiscal year. We do not expect the adoption of the Codification to have an impact on our financial statements.

2. Employee Stock-Based Compensation

Stock based compensation under FAS 123R

Total estimated stock-based compensation expense, related to all of our share-based payment awards, recognized under SFAS No. 123(R), Share-Based Payment, (FAS 123R), was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands except per share amounts)
Research and development	$89	$1,268	$291	$2,481
General and administrative	422	704	986	863

Stock-based compensation expense before taxes	511	1,972	1,277	3,344

Effect on net loss	$511	$1,972	$1,277	$3,344

Effect on net loss per basic and diluted common share	$(0.01)	$(0.04)	$(0.02)	$(0.06)

Because we had a net operating loss carryforward as of June 30, 2009, no tax benefits for the tax deductions related to stock-based compensation expense were recognized in our condensed statements of operations. Additionally, no incremental tax benefits were recognized from stock options exercised in the six months ended June 30, 2009 and 2008, which would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities. As of June 30, 2009, $2.9 million of total unrecognized compensation costs, net of forfeitures, related to non-vested awards is expected to be recognized over a weighted average period of 1.71 years.

Valuation Assumptions

The employee stock-based expense recognized under FAS 123R was determined using a Black-Scholes-Merton option valuation model, or the Black-Scholes model. Our expected stock-price volatility assumption for the period from January 1, 2007 to June 30, 2008, was based on a blended rate of 50% historical volatility and 50% implied volatility since we had sufficient market activity with respect to our traded options during such period. For the period from July 1, 2008 to June 30, 2009, the expected volatility was based solely on historical volatility as there was insufficient traded option activity due to adverse stock market conditions. The expected term of options granted is based on the simplified method in accordance with Staff Accounting Bulletin No. 110 (“SAB 110”) as our historical share option exercise experience does not provide a reasonable basis for estimation. SAB 110 was effective on January 1, 2008 and provided guidance to issuers on the method allowed in developing estimates of expected term of “plain vanilla” share options in accordance with FAS123R. SAB 110 amends SAB 107 to allow companies to continue to use the simplified method, under certain circumstances, beyond December 31, 2007. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. Assumptions used in the Black-Scholes model were as follows:

	Stock Option Plans		Stock Purchase Plan
	Three Months Ended June 30,		Three Months Ended June 30,
	2009	2008	2009	2008
Weighted average expected volatility	95.9%	77.3%	141.0%	87.5%
Weighted average risk-free interest rate	2.56%	3.31%	0.70%	1.71%
Weighted average expected life (in years)	6.08	6.08	1.25	1.26
Weighted average dividend yield	—	—	—	—

	Stock Option Plans		Stock Purchase Plan
	Six Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Weighted average expected volatility	95.9%	76.8%	141.0%	87.5%
Weighted average risk-free interest rate	2.56%	2.97%	0.70%	1.71%
Weighted average expected life (in years)	6.08	6.08	1.25	1.26
Weighted average dividend yield	—	—	—	—

3. Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes changes in unrealized gains (losses) on investments. The activity in comprehensive loss was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Net loss	$(5,681)	$(13,569)	$(13,386)	$(23,377)
Changes in unrealized gains (losses) on investments	—	(309)	(8)	(1,452)

Comprehensive loss	$(5,681)	$(13,878)	$(13,394)	$(24,829)

4. Basic and Diluted Net Loss per Share

Basic and diluted net loss per share are computed by dividing net loss by the weighted average number of common shares outstanding during the period.

Outstanding options to purchase 9,450,802 and 10,774,884 shares of our common stock for the three months ended June 30, 2009 and 2008; and 9,647,855 and 10,205,491 shares of our common stock for the six months ended June 30, 2009 and 2008 were excluded from the diluted net loss per common share calculations because inclusion of such options was anti-dilutive.

5. Fair Value Measurements on a Recurring Basis

As described in Note 1, we adopted FAS 157 on January 1, 2008. FAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

The following is a summary of the estimated fair value of our financial assets (cash equivalents, investments, and other assets) at June 30, 2009 and their corresponding valuation inputs established under FAS 157:

		Fair Value Measurement at June 30, 2009 Using
	June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Available-for-sale securities:
Money market funds	$5,786	$5,786	$—	$—
US Treasury bills	5,994	—	5,994	—
US Treasury notes	27,378	—	27,378	—
Trading securities:
Auction preferred stock	1,600	—	—	1,600
Auction rate certificates	8,701	—	—	8,701

Other assets:
Put option	3,499	—	—	3,499

Total	$52,958	$5,786	$33,372	$13,800

The following is a summary of the estimated fair value of our financial assets (cash equivalents, investments, and other assets) at December 31, 2008 and their corresponding valuation inputs established under FAS 157:

		Fair Value Measurement at December 31, 2008 Using
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Available-for-sale securities:
Money market funds	$49,536	$49,536	$—	$—
US Treasury bills	1,999	—	1,999	—
Trading securities:
Auction preferred stock	3,070	—	—	3,070
Auction rate certificates	6,940	—	—	6,940

Other assets:
Put option	8,649	—	—	8,649

Total	$70,194	$49,536	$1,999	$18,659

The following is a reconciliation of our financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Put Option	Auction Rate Securities	Total
	(in thousands)
Balance at December 31, 2008	$8,649	$10,010	$18,659
Impairment gain (loss) included in net loss	(1,283)	1,159	(124)
Balance at March 31, 2009	$7,366	$11,169	$18,535
Impairment gain (loss) included in net loss	53	112	165
Sales	(3,920)	(980)	(4,900)

Balance at June 30, 2009	$3,499	$10,301	$13,800

On June 10, 2009, UBS repurchased $4.9 million of our ARS from the original balance of $18.7 million. At June 30, 2009, our ARS had aggregate fair value of $10.3 million and par value of $13.8 million. The ARS investments, purchased through our investment account with UBS at par value, have an auction reset feature. Historically, the fair value of ARS investments approximated par value due to the frequent resets through the auction process. Beginning in late 2007, our securities invested in ARS failed to settle in scheduled auctions due to liquidity crises. An auction failure means that the parties wishing to sell securities could not make the sale, but does not result in the securities going into default because the issuer continues to pay interest. The interest rates may be reset to predetermined “penalty” or “maximum” rates based on mathematical formulas in accordance with each security’s prospectus. While we continue to earn interest on our ARS investments at the contractual rate, these investments are not currently trading and therefore do not have a readily determinable market value. Accordingly, the estimated fair value of the ARS no longer approximates par value.

At June 30, 2009, we estimated the fair value of our ARS after consideration of several factors, including input provided by UBS. Valuation techniques involved the use of a discounted cash flow approach. Although these securities would typically be measured using Level 2 inputs, the failure of auctions and the lack of market activity required that these securities be measured using Level 3 inputs. The assumptions used in preparing the discounted cash flow model to determine the fair value of our auction preferred stock take into account factors such as interest rates, credit quality, likelihood of redemption, duration and credit default swap data points for monoline insurers. The underlying assets of our auction rate certificates are primarily comprised of student loans and their fair values were measured by considering factors such as interest rates, tax status, credit quality, duration, insurance wraps, the portfolio composition of Federal Family Education Loan Program, or FFELP, and private loans and likelihood of redemption. These assumptions are highly subjective and involve significant judgment and are subject to change as the underlying sources of these assumptions and market conditions change. Based on this Level 3 valuation for the three months ended June 30, 2009, we recorded a gain of $165,000 to interest and income (expense), net due to the increase of carrying value of our ARS and put option held at June 30, 2009 offset by a reduction of approximately $3.9 million in fair value of put option and $980,000 of ARS as a result of certain ARS repurchased by UBS. For the six months ended June 30, 2009, we recorded a gain to interest and income (expense), net of approximately $41,000 due to the increase of carrying value of our ARS and put options held at June 30, 2009 offset by a reduction of approximately $3.9 million in fair value of put options and $980,000 of ARS as a result of certain ARS repurchased by UBS. For additional information, see Note 8 to the Financial Statements.

6. Cash, Cash Equivalents, Investments and Restricted Investments

The following is a summary of estimated fair value of cash and cash equivalents, investments and restricted investments:

	June 30, 2009	December 31, 2008
	(in thousands)
Certificate of deposits	$674	$898
Auction rate securities	10,301	10,010
U.S. government securities	33,372	1,999
Cash and money market funds	6,213	50,562

Total	$50,560	$63,469

Reported as:
Cash and cash equivalents	$6,213	$50,562
Short term investments	33,372	1,999
Restricted investments	674	898
Long term investments	10,301	10,010

Total	$50,560	$63,469

ARS securities with an aggregate estimated fair value of $10.3 million as of June 30, 2009 and $10.0 million as of December 31, 2008 were determined as securities held for trading. Accordingly, these securities are carried at estimated fair value, with unrealized gains and losses resulting from changes in fair value reported in earnings. All other marketable debt securities continue to be held as available for sale.

The following is a summary of amortized cost, unrealized gains and losses and estimated fair value of cash and cash equivalents and marketable debt securities held as available for sale.

	June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Certificate of deposits	$674	$—	$—	$674
U.S. government securities	33,359	13	—	33,372
Cash and money market funds	6,213	—	—	6,213

Total	$40,246	$13	$—	$40,259

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Certificate of deposits	$898	$—	$—	$898
U.S. government securities	1,978	21	—	1,999
Cash and money market funds	50,562	—	—	50,562

Total	$53,438	$21	$—	$53,459

There were no realized gains on sales of available-for-sale investments for the three and six months ended June 30, 2009 and zero and $12,000 for the same periods, respectively, in 2008. Realized gains and losses were calculated based on the specific identification method. No investments were in an unrealized loss position at June 30, 2009 and December 31, 2008.

The following is a summary of the cost and estimated fair value of available-for-sale securities at June 30, 2009 and December 31, 2008, classified by stated maturity date of the security:

	June 30, 2009		December 31, 2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Mature in less than one year	$33,359	$33,372	$1,978	$1,999

Total	$33,359	$33,372	$1,978	$1,999

7. Property and Equipment

Property and equipment consist of the following:

	June 30, 2009	December 31, 2008
	(in thousands)
Computer and lab equipment	$3,086	$8,077
Capitalized software	547	547
Office furniture and equipment	455	473
Assets held for sale	619	—
Leasehold improvements	3,363	3,363

	8,070	12,460
Less accumulated depreciation and amortization-assets held in use	(5,728)	(10,172)
Less accumulated depreciation and amortization-assets held for sale	(513)	—

Property and equipment, net	$1,829	$2,288

During the quarter ended June 30, 2009, we reclassified certain computers and laboratory equipment that were not in use to held-for-sale and ceased the depreciation of these assets. For the six months ended June 30, 2009, we sold approximately $4.4 million (at cost) of computer and laboratory equipment which had a total net book value of $145,000 for $521,000 and recorded a net gain of $335,000 after the deduction of costs of sale. This net gain was reported in interest and other income (expense), net on the statement of operations. As of June 30, 2009, we had $619,000 (at cost) of computer and laboratory equipment with a net book value of $106,000 that were held-for-sale.

8. Other Assets

Other assets consist of the following:

	June 30, 2009	December 31, 2008
	(in thousands)
UBS Rights relating to ARS	$3,499	$8,649
Security deposit	—	60

Other assets	$3,499	$8,709

On November 10, 2008, we entered into an agreement with UBS whereby we received rights, or the Right, to sell all our ARS held in our UBS account at par value ($18.7 million) to UBS at any time during a two-year period beginning on June 30, 2010 and ending on July 2, 2012. If we do not exercise the Right, our ARS will continue to accrue interest as determined by the auction process or the terms outlined in the prospectus of the ARS if the auction process fails. If the Right is not exercised on or before July 2, 2012, it will expire and UBS will have no further obligation to buy our ARS. The Right is a nontransferable security registered with the SEC. UBS’s obligations under the Right are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Rights. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Rights.

The enforceability of the Right results in a put option and was recognized as a separate freestanding asset and is accounted for separately from the ARS investment. On June 10, 2009, UBS elected to repurchase a portion of our ARS under the agreement at par value of $4.9 million. For the six months ended June 30, 2009, the put option, classified as long-term asset on our balance sheet, was measured at its fair value of $3.5 million, compared to the fair value of $8.6 million at December 31, 2008. The decrease of $5.1 million of the put option resulted primarily from a $3.9 million reduction in fair value due to the UBS purchase and an increase of $1.2 million in the fair value of our ARS which was recorded in interest and other income (expense), net, in the Statement of Operations. The put option does not meet the definition of a derivative instrument under SFAS 133. Therefore, we elected to measure the put option at fair value under SFAS 159, which permits an entity to elect the fair value option for recognized financial assets, in order to match the changes in the fair value of the ARS. We valued the Right using a discounted cash flow approach including estimates of, based on data available as of June 30, 2009, interest rates, timing and amount of cash flow, adjusted for any bearer risk associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010. These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change.

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

9. Long Term Debt and Commitments

Long Term Debt

In connection with our acceptance of the offer to enter into the agreement with UBS whereby we received the Right to sell all our ARS at par value to UBS at any time during a two-year period beginning on June 30, 2010 and ending on July 2, 2012, UBS would also make available to us “no net cost” loans up to 75%

of the market value of our ARS. The “no net cost” loans must be repaid upon commencement of the exercise of the rights. On December 31, 2008, we entered into a loan agreement with UBS and drew down $8 million with our ARS pledged as collateral. The loan is treated as a “no net cost loan” as defined in the agreement, meaning that the loan will bear interest at a rate equal to the average rate of interest paid or deemed paid to Telik on the pledged ARS such that the interest cost, net of interest received by us on the pledged ARS, will be zero. On June 10, 2009, UBS elected to repurchase a portion of our ARS under the Rights Agreement at par value of $4.9 million. Proceeds of the sale of our ARS were applied to repayment of the credit line leaving a balance of $3.1 million due to UBS as of June 30, 2009. For the six months ended June 30, 2009, interest paid on the loan was approximately $60,000 which was offset entirely by interest earned on the pledged securities. As of June 30, 2009, we had a credit line of approximately $4.6 million available to us under the Rights Agreement. Though the loan is payable on demand, if UBS should exercise its discretionary right to demand repayment of any portion of the loan prior to the date we can exercise our repurchase rights, UBS and certain of its affiliates will arrange for alternative financing on terms and conditions substantially the same as those contained in the loan, and if alternative financing cannot be established, then UBS or one of its affiliates will purchase our pledged ARS at par. UBS’ obligation to arrange such alternative financing does not apply under certain circumstances, including, but not limited to, if we sell the ARS pledged as collateral. Proceeds of sales of our ARS will first be applied to repayment of the credit line with the balance, if any, for our account.

10. Income Taxes

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

11. Restructuring Plan

In February 2009, we implemented a restructuring plan to further reduce our operating expenses and to streamline our infrastructure to focus on our most advanced preclinical and clinical development programs. As a result of the restructuring plan we reduced our workforce by 37 positions and recorded a charge of approximately $83,000 and $951, 000 for the three months and six months ended June 30, 2009, respectively. We paid $750,000 in the quarter ended March 31, 2009 and $111,000 in the quarter ended June 30, 2009, as severance, payroll taxes and other personnel related costs. The remaining balance of $90,000 is expected to be paid in the third quarter of 2009.

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

During the six months ended June 30, 2009, loss from operations was $14.0 million and net loss was $13.4 million. Net cash used in operations for the six months ended June 30, 2009 was $13.7 million and net cash, cash equivalents, investments and restricted investments at June 30, 2009 were $50.6 million. As of June 30, 2009, we had an accumulated deficit of $493.3 million.

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

In February 2009, we implemented a restructuring plan to further reduce our operating expenses and to streamline our infrastructure to focus on our most advanced preclinical and clinical development programs. As a result of the restructuring plan we reduced our workforce by 37 positions and recorded a charge of approximately $951,000 which consists primarily of employee severance and related costs. As a result of our restructuring plan, we believe our existing cash resources will be sufficient to satisfy our current operating plan until mid-2011. Changes in our research and development plans or other changes affecting our operating expenses may affect actual future consumption of existing cash resources as well. In any event, we will require substantial additional financing to fund our operations in the future.

We expect that our quarterly and annual results of operations will fluctuate for the foreseeable future due to several factors, including the timing and extent of our research and development efforts and the outcome of our clinical trial activities. The successful development of our products is uncertain. As such, an accurate prediction of future operating results is difficult or impossible.

Clinical Product Development

TELINTRA, our current drug product candidate in clinical development, is a small molecule glutathione analog inhibitor of the enzyme glutathione S-transferase P1-1. We are developing TELINTRA for the treatment of blood disorders associated with low blood cell levels, such as neutropenia or anemia. In May 2008, we initiated two Phase 2 clinical trials of TELINTRA tablets, one for the treatment of patients with MDS and the other for the treatment of chemotherapy induced neutropenia, or CIN, in patients with locally advanced or metastatic non-small cell lung cancer receiving first-line chemotherapy. In April 2009, we initiated a new Phase 2 randomized study in Severe Chronic Idiopathic Neutropenia, or SCIN, to determine the effect of TELINTRA on absolute neutrophil count, in patients with severe chronic neutropenia. In June 2009, we discontinued the trial for CIN to focus resources on the development of TELINTRA in MDS. The trial for MDS is intended to enroll 86 patients and enrollment is expected to be completed by the end of 2009. The trial for SCIN is intended to enroll a total of 20 patients.

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

We initiated four randomized Phase 3 registration trials of TELCYTA in platinum refractory or resistant ovarian cancer and in platinum resistant non-small cell lung cancer. The ASSIST-1 and ASSIST-3 trials were designed to evaluate TELCYTA in the treatment of platinum resistant ovarian cancer. The ASSIST-2 trial was designed to evaluate TELCYTA in the treatment of advanced non-small cell lung cancer. In June 2007, we reported that these trials did not achieve their primary endpoints. ASSIST-5, our fourth randomized Phase 3 trial, was initiated in May 2006 to evaluate TELCYTA in combination with PLD versus PLD alone as second line therapy in platinum refractory or resistant ovarian cancer. On October 29, 2008, we announced top-line results from the ASSIST-5 trial demonstrating that statistically significant improvement was observed in a sub- set of patients with platinum refractory or primary resistant disease. We are currently seeking a partnership with a pharmaceutical or biotechnology company to further advance the development and commercialization of TELCYTA.

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

TLK60404—Aurora Kinase/VEGFR2 Inhibitors

We currently have a small molecule compound inhibiting both Aurora kinase and VEGFR2 kinase in pre-clinical development. Aurora kinase is a signaling enzyme whose function is required for cancer cell division, while vascular endothelial growth factor receptor, or VEGFR, plays a key role in tumor blood vessel formation, ensuring an adequate supply of nutrients to support tumor growth. The lead compounds of our first dual inhibitor program met a development milestone in August 2008 by demonstrating anticancer activity in preclinical models of human colon cancer and human leukemia. A development drug product candidate, TLK60404, has been selected. We are conducting the required preclinical safety studies that, if successful, may support the potential filing of an IND application with the FDA.

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

Nasdaq Stock Listing Compliance Status

On September 19, 2008, we received notification from Nasdaq informing us that the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Market under Nasdaq Marketplace Rule 5450(a)(1) and giving us 180 days to regain compliance. Nasdaq subsequently implemented temporary suspensions of the minimum bid price requirement. We have until January 4, 2010 to regain compliance and are considering various strategies in order to satisfy the minimum bid price requirement.

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

In connection with our acceptance of the offer to enter into the agreement, UBS has made available to us “no net cost” loans for up to 75% of the market value of our ARS, where interest payable on the loan does not exceed interest earned on our ARS. The loan is secured by our ARS. On December 31, 2008, we borrowed $8 million from UBS in accordance with such a secured, “no net cost” demand facility. On June 10, 2009, UBS repurchased a portion of our ARS under the Rights Agreement at par value of $4.9 million. Proceeds of the sale of our ARS were applied to repayment of the credit line leaving a balance of $3.1 million as of June 30, 2009. For the six months ended June 30, 2009, interest paid on the loan was approximately $60,000 which was fully offset by interest earned on the pledged securities.

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

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2009 and 2008 were $3.0 million and $8.2 million. Research and development expenses for the six months ended June 30, 2009 and 2008 were $7.0 million and $16.4 million. Our research and development activities consist primarily of drug development, clinical supply manufacturing, clinical activities, discovery research, screening and identification of product candidates and preclinical studies. We group these activities into two major categories: “research and preclinical” and “clinical development.”

The approximate costs associated with research and preclinical and clinical development activities were as follows:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2009	2008		2009	2008
	(In thousands, except percentages)
Research and preclinical	$839	$3,713	(77)%	$2,953	$7,733	(62)%
Clinical development	2,183	4,523	(52)%	4,059	8,698	(53)%

Total research and development	$3,022	$8,236	(63)%	$7,012	$16,431	(57)%

The decrease of 63%, or $5.2 million, in research and development expenses for the three months ended June 30, 2009 compared to the same period in 2008 was principally due to the following:

•	reduced expenses of approximately $2.0 million as Phase 3 clinical trial study activities in our ASSIST-1, ASSIST-2, ASSIST-3 and ASSIST-5 were completed;

•	decreased costs of approximately $2.2 million in connection with headcount reduction as a result of our February 2009 restructuring and reduced research activities; and

•	lower stock-based compensation expense of approximately $1.2 million primarily due to lower headcount associated with fewer outstanding options vested.

The decrease of 57%, or $9.4 million, in research and development expenses for the six months ended June 30, 2009 compared to the same period in 2008 was principally due to the following:

•	reduced expenses of approximately $3.3 million as Phase 3 clinical trial study activities in our ASSIST-1, ASSIST-2, ASSIST-3 and ASSIST-5 were completed;

•	decreased costs of approximately $3.8 million in connection with headcount reduction as a result of our February 2009 restructuring and reduced research activities; and

•	lower stock-based compensation expense of approximately $2.2 million primarily due to lower headcount associated with fewer outstanding options vested.

We expect total research and development expenditures to decrease in the next twelve months as we focus primarily on the Phase 2 clinical trials of TELINTRA tablets and preclinical studies on TLK58747 and TLK60404. Traditionally, Phase 2 and pre-clinical studies incur less expenses than Phase 3 studies due to comparative size of the studies. Specifically, we expect both clinical and manufacturing expenditures to be lower than previous years and the timing and the amount of these expenditures will depend on the progress of the TELINTRA tablets Phase 2 clinical trials and the progress of our pre-clinical programs.

The following table summarizes our principal drug product candidate development initiatives:

	Related R&D Expenses Six Months ended June 30
Product	2009	2008
	(in thousands)
TELCYTA	$469	$7,496
TELINTRA	3,223	1,846
TLK58747	2,959	—
TLK60404	217	—
Other (1)	144	7,089

Total research and development expenses	$7,012	$16,431

(1)	“Other” constitutes research and development activities performed by our Chemistry, Biology, preclinical and Quality Assurance departments as these costs cannot be allocated to any individual project.

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

General and Administrative Expenses

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2009	2008		2009	2008
	(In thousands, except percentages)
General and administrative	$3,199	$2,773	15%	$6,086	$5,186	17%

The increase in general and administrative expenses of 15%, or $426,000 in the three months ended June 30, 2009 compared to the same period in 2008 was primarily due to increased legal and professional service expenses related to business development activities and severance related matters of approximately $397,000 and increased allocation of facility related expenses of approximately $350,000 and was partially offset by lower stock-based compensation expense of approximately $281,000 as a result of cancelled options

The increase in general and administrative expenses of 17%, or $900,000 in the six months ended June 30, 2009 compared to the same period in 2008 was primarily due to increased legal and professional service expenses related to business development activities and corporate matters of approximately $479,000 and increased allocation of facility related expenses of approximately $461,000.

We expect general and administrative expenses in 2009 to be slightly above the 2008 level due to increased activities in business development.

Stock-Based Compensation Expense

Employee stock-based compensation expense related to our share-based payment awards recognized under SFAS 123R was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Research and development	$89	$1,268	$291	$2,481
General and administrative	422	704	986	863

Stock-based compensation expense before taxes	511	1,972	1,277	3,344
Related income tax benefits	—	—	—	—

Effect on net loss	$511	$1,972	$1,277	$3,344

The decreases in employee stock-based compensation expense for research and development for the three months ended and six months ended June 30, 2009 compared with the same periods in 2008 were principally due to cancellations of unvested options related to the reduction in force in February 2009. The decrease in employee stock-based compensation expense for general and administrative for the three months ended June 30, 2009 compared with the same period in 2008 was primarily due to cancellations of unvested options. The increase in employee stock-based compensation expense for general and administrative for the six months ended June 30, 2009 compared with the same period in 2008 was primarily due to higher reversal of accrued expense for cancelled options recorded in March 2008.

Restructuring Costs

In February 2009, we implemented a restructuring plan and reduced our workforce by 37 positions and recorded a charge of approximately $83,000 and $951, 000 for the three months and six months ended June 30, 2009. We paid $750,000 in the quarter ended March 31, 2009 and $111,000 in the quarter ended June 30, 2009 as severance, payroll taxes and other personnel related costs.. The remaining balance of $90,000 is expected to be paid in the third quarter of 2009. We have no restructuring charge for the three and six months ended June 30, 2008.

Interest Income and Interest Expense

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2009	2008		2009	2008
	(In thousands, except percentages)
Interest and other income (expense), net	$653	$(2,560)	126%	$723	$(1,760)	141%
Interest expense	(30)	—	(100)%	(60)	—	(100)%

Interest and other income (expense), net resulted primarily from investment activities including our ARS. The increase of approximately $3.2 million for the three months ended June 30, 2009 compared to the same period in 2008 was due primarily to a change of $3.2 million in fair value of ARS and a $334,000 gain on the sale of computer and lab equipment. The increase was offset by a decrease of $353,000 in investment income resulting from lower investment cash balances and lower interest rates.

The increase of approximately $2.5 million for the six months ended June 30, 2009 compared to the same period in 2008 was due primarily to a change of $4.5 million in fair value of ARS and a $335,000 gain on the sale of computer and lab equipment. The increase was offset by a change in value of UBS ARS Right of $1.2 million and a decrease of $1.1 million in investment income resulting from lower investment cash balances and lower interest rates.

Interest expense for the three and six months ended June 30, 2009 was for interest payments on our UBS loan. There was no interest expense for the three and six months ended June 30, 2008.

Liquidity and Capital Resources

	June 30, 2009	December 31, 2008
	(in millions, except ratios)
Cash, cash equivalents, investments and restricted investments	$50.6	$63.5
Working capital	$37.4	$48.8
Current ratio	11.9:1	11.3:1

	Six Months Ended June 30,
	2009	2008
	(in millions)
Cash (used in) / provided by:
Operating activities	$(13.7)	$(16.7)
Investing activities	$(30.7)	$15.4
Financing activities	$0.0	$0.5

Sources and Uses of Cash. Due to the significant research and development expenditures and the lack of any approved products to generate revenue, we have not been profitable and have generated operating losses since we incorporated in 1988. As such, we have funded our research and development operations through the sale of equity securities, non-equity payments from corporate partners, interest earned on investments and equipment lease and loan financings. At June 30, 2009, we had available cash, cash equivalents, investments and restricted investments of $50.6 million. Our cash and investment balances are held in a variety of interest-bearing instruments including obligations of U.S. government agencies, auction rate securities and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk.

Cash Flows from Operating Activities. Cash used in operations for the six months ended June 30, 2009 was $13.7 million compared with $16.7 million for the same period in 2008. Net loss of $13.4 million in 2009 included non-cash charges of $1.3 million for stock-based compensation, $314,000 for depreciation and amortization and $5.2 million for the reduction in value of the put option associated with the UBS ARS Right and were partially offset by a $5.2 million gain in the fair value of marketable securities and a $335,000 gain on the disposal of property and equipment. Cash used in operations was further impacted by a $1.3 million reduction in accrued clinical trials related primarily to the completion of our ASSIST 1, 2, 3 and 5 Phase 3 clinical trials and a $772,000 decrease in accounts payable. Operating cash outflows for the same period in 2008 resulted primarily from net loss of $23.4 million which included non-cash charges of $3.3 million for stock-based compensation, $583,000 for depreciation and amortization and $3.2 million for the write-down of marketable securities. Cash used in operations was further impacted by a $1.0 million reduction in accrued legal and related expenses primarily for amounts paid in connection with the class action lawsuit and were partially offset by a decrease of $434,000 in interest receivables as a result of lower interest rates and investment balances.

Cash Flows from Investing Activities. Cash used in investing activities for the six months ended June 30, 2009 was $30.7 million compared with cash provided by investing activities of $15.4 million for the same period in 2008. Cash used for the six months ended June 30, 2009 was primarily from $33.4 million in purchases of available-for-sale investments and were partially offset by $224,000 in investment sales, $2 million in investment maturities and included a $4.9 million sale of our ARS to UBS on June 20, 2009 which was applied to the repayment of our loan. We had $480,000 in proceeds from the sale of property and equipment and no capital expenditures for the six months ended June 30, 2009. Cash provided for the same period in 2008 was primarily from $13.5 million in maturities of investments and $15.5 million from sales of investments offset by $12.2 million in purchases of available-for-sale investments and an unrealized loss of $1.4 million on our auction rate certificates.

Cash Flows from Financing Activities. Cash used in financing activities for the six months ended June 30, 2009 was approximately $23,000 compared with cash provided by financing activities of $506,000 for the same period in 2008. Financing activities for the six months ended June 30, 2009 was comprised of $23,000 in proceeds from stock purchases under our employee stock purchase plan. Financing activities for the same period in 2008 was comprised primarily of $506,000 in proceeds from stock option exercises and purchases under our employee stock purchase plan.

Working Capital. Working capital decreased to $37.4 million at June 30, 2009 from $48.8 million at December 31, 2008. The decrease in working capital was primarily due to our use of cash for operating expenses and our TELCYTA and TELINTRA development programs.

As a result of our restructuring plan implemented in February 2009, we believe our existing cash resources will be sufficient to satisfy our current operating plan until mid-2011. Changes in our research and development plans or other changes affecting our operating expenses may affect actual future consumption of existing cash resources as well. In any event, we will require substantial additional financing to fund our operations in the future. We may seek to raise any necessary additional funds through equity or debt financings, collaborative arrangements with corporate partners or other sources. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience dilution. Debt financing may subject us to restrictive covenants that may adversely affect our operations. To the extent that we raise additional capital through licensing arrangements or arrangements with collaborative partners, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize ourselves. Our future capital uses and requirements depend on numerous factors, including the following:

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

Our future contractual obligations at June 30, 2009 were as follows:

	Total	2009	2010-2011	2012-2013	After 2013
	(in thousands)
Operating leases	$18,437	$1,818	$7,576	$7,506	$1,537

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

The table below presents the principal amounts and weighted-average interest rates by year of stated maturity for our investment portfolio:

	2009	2010	2011 and Beyond	Total	Fair Value at June 30, 2009
	(In thousands, except percentages)
Available-for-sale securities	$25,168	$8,191	—	$33,359	$33,372
Trading securities	—	—	$13,800	$13,800	$10,301
Average interest rate	0.38%	0.42%	1.58%	0.74%

Trading securities are comprise of corporate securities, student loans and municipal notes investments with an auction reset feature in the form of auction rate certificates and auction preferred stock, collectively known as ARS, held in our account with UBS. As discussed previously, while we continue to earn interest on the ARS, these investments are not liquid and their carrying amounts are impaired due to the adverse change in the debt market. As a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. As discussed previously, in November 2008, we entered into an agreement with UBS whereby we received the Right to sell all our ARS held in our UBS account at par value to UBS at any time during a two-year period beginning on June 30, 2010 and ending on July 2, 2012. We intend to exercise this right and recover par value of the ARS. The value of the Right largely offset the decline in fair value of the ARS. However, UBS’ obligations under the Right are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Rights. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Rights. If UBS has insufficient funding to buy back the ARS and the auction process continues to fail, then we may incur further losses on the carrying value of the ARS. On December 31, 2008, we entered into a loan agreement with UBS and drew down $8 million with our ARS pledged as collateral. The loan is treated as a “no net cost loan” as defined in the agreement, meaning that the loan will bear interest at a rate equal to the average rate of interest paid or deemed paid to us on the pledged ARS such that the interest cost, net of interest received by us on the pledged ARS, will be zero. On June 10, 2009, UBS elected to repurchase a portion of our ARS under the Rights Agreement at par value of $4.9 million. Proceeds of the sale of our ARS were applied to repayment of the credit line leaving a balance of $3.1 million as of June 30, 2009. Other than the UBS loan, there were no material changes to our market exposure risk since December 31, 2008.

Item 4.	Controls and Procedures.

Evaluation of disclosure controls and procedures. Based on our management’s evaluation (with the participation of our chief executive officer and chief financial officer), our chief executive officer and chief financial officer have concluded that, subject to limitations described below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), were effective as of June 30, 2009.

Changes in internal control over financial reporting. There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We have a history of net losses, which we expect to continue for the next several years. We will never be profitable unless we develop, and obtain regulatory approval and market acceptance of, our product candidates.*

To date, we have not obtained regulatory approval for the commercial sale of any products, and we have not received any revenue from the commercial sale of products. Due to the significant research and development expenditures required to develop our TRAP technology and identify new product candidates, and the lack of any products to generate revenue, we have not been profitable and have incurred operating losses since we were incorporated in 1988. As of June 30, 2009, we had an accumulated deficit of $493.3 million. We expect to incur losses for the next several years as we continue our research and development activities and incur significant clinical testing and drug supply manufacturing costs. We do not anticipate that we will generate product revenue for several years. Our losses, among other things, have caused and will cause our stockholders’ equity and working capital to decrease. We expect that this trend will continue until we develop, and obtain regulatory approval and market acceptance of, our product candidates, if at all. We may never generate product revenue sufficient to become profitable.

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

In January 2007, we completed a Phase 2 clinical trial of the intravenous formulation of TELINTRA in MDS, a form of pre-leukemia, to evaluate safety, pharmacokinetics, pharmacodynamics and efficacy. In February 2006, we initiated a Phase 1-2a clinical trial of a tablet formulation of TELINTRA in MDS and announced final data at the American Society of Hematology meeting in December 2007. In May 2008, we initiated two Phase 2 clinical trials of TELINTRA tablets, one for the treatment of patients with MDS and the other for the treatment of chemotherapy induced neutropenia, or CIN, in patients with locally advanced or metastatic non-small cell lung cancer receiving first-line chemotherapy. In April 2009, we initiated a third randomized Phase 2 clinical trial in Severe Chronic Idiopathic Neutropenia, or SCIN; and in June 2009, we discontinued the trial in CIN to focus our resources on the development of TELINTRA in MDS. Our success depends in part on our ability to continue clinical development of TELINTRA.

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

If we are unable to raise adequate funds in the future, we will not be able to continue to fund our operations, research programs, preclinical testing and clinical trials to develop and manufacture our product candidates.*

The process of carrying out the development of our own unpartnered product candidates to later stages of development and developing other research programs to the stage that they may be partnered to a pharmaceutical or biotechnology company will require significant additional expenditures, including the expenses associated with preclinical testing, clinical trials and obtaining regulatory approval. We believe that our existing cash and investment securities will be sufficient to support our current operating plan until mid-2011. Unanticipated changes in our research and development plans or other changes affecting our operating expenses may affect actual future consumption of existing cash resources as well. In any event, we will require substantial additional financing to fund our operations in the future. We do not know whether additional financing will be available when needed or that, if available, we will be able to obtain financing on terms favorable to our stockholders. In addition, the recent tightening of credit markets and concerns regarding the availability of credit, particularly in the United States, may also have negatively impacted our ability to raise additional capital to fund our business. As of June 30, 2009, our accumulated deficit was $493.3 million, and we expect to incur capital outlays and operating expenditures for the next several years as we continue our clinical, research and development activities. The extent of any actual increase in operating or capital spending will depend in part on the clinical success of our product candidates. If we fail to raise adequate funds on terms acceptable to us, if at all, we will not be able to continue to fund our operations, research programs, preclinical testing, clinical trials and manufacturing efforts.

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

The investment of our substantial cash balance and our investments in marketable debt securities have resulted in a lack of liquidity which may cause losses and will continue to affect the liquidity of these investments.*

At June 30, 2009, we had $6.9 million in cash, cash equivalents and restricted cash and $43.7 million in investments in marketable debt securities. We have historically invested these amounts in U.S. government agencies, municipal notes which may have an auction reset feature, corporate notes and bonds, commercial paper and money market funds meeting certain criteria. Certain of these investments are subject to general credit, liquidity, market and interest rate risks, which have been exacerbated by U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. These market risks associated with our investment portfolio may have an adverse effect on our operations, liquidity and financial condition.

As of June 30, 2009, $13.8 million (par value) of our investment portfolio was invested in corporate and municipal notes investments with an auction reset feature in the form of auction rate certificates and auction preferred stock, collectively known as auction rate securities, or ARS. Historically, the fair value of ARS investments approximated par value due to the frequent resets through the auction process. Beginning in late 2007, our securities invested in ARS failed to settle in scheduled auctions due to liquidity crises. An auction failure means that the parties wishing to sell securities could not make the sale, but does not result in the securities going into default because the issuer continues to pay interest. These investments are not liquid and their carrying amounts are impaired due to the adverse change in the corporate debt market. As a result, we have written-down the carrying amount of these investments and recognized a loss of approximately $3.5 million through June 30, 2009. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record additional impairment charges on these investments.

On November 10, 2008, we entered into an agreement with UBS AG and its affiliates, or UBS, whereby we received rights to sell all our ARS held in our UBS account at par value to UBS at any time during a two-year period beginning on June 30, 2010 and ending on July 2, 2012. In connection with our acceptance of UBS’ offer to enter into that agreement, UBS made available to us “no net cost” loans, secured by our ARS, for up to 75% of the market value of our ARS, where interest payable on the loan does not exceed interest earned on our ARS. On December 31, 2008, we borrowed $8 million from UBS in accordance with such a secured, “no net cost” demand facility. On June 10, 2009, UBS elected to purchase a portion of our ARS under the Rights Agreement at par value of $4.9 million. Proceeds of the sale of our ARS were applied to repayment of the credit line leaving a balance of $3.1 million as of June 30, 2009. If we are unable to liquidate our remaining ARS to obtain funds when needed we may be unable to fund our operations. There can be no assurance as to the timing of when, or if, the market for ARS will recover in a manner that will allow us to receive a return of some or all of our principal or to meet our liquidity needs.

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

In February 2007, our Board of Directors committed to a restructuring which resulted in a reduction of 38 positions, or approximately 25% of our workforce. In September 2008, we reduced our workforce by another seven positions or approximately 8% of our workforce. On February 11, 2009, we implemented a restructuring plan to further reduce our operating expenses. As a result of the restructuring plan, we reduced our workforce by 37 positions or approximately 45% of our workforce. We cannot assure you that future reductions or adjustments of our workforce will not be made or that issues, such as reduced productivity, associated with such reductions will not recur. In addition, employees, whether or not directly affected by the reduction, may seek future employment with our business partners, customers or competitors. Although our employees are required to sign a confidentiality agreement at the time of hire, we cannot assure you that the confidential nature of certain proprietary information will be maintained in the course of such future employment.

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

Substantial future sales of our common stock by us or by our existing stockholders could cause our stock price to fall.*

Additional equity financings or other share issuances by us, including shares issued in connection with strategic alliances and corporate partnering transactions, could adversely affect the market price of our common stock. Sales by existing stockholders of a large number of shares of our common stock in the public market or the perception that additional sales could occur could cause the market price of our common stock to drop. As of June 30, 2009, 53,356,091 shares of our common stock were outstanding, of which 53,030,866 shares were freely tradable, in some cases subject to certain volume, notice and manner of sale restrictions under Rule 144 of the Securities Act of 1933.

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

Our stock price may be volatile, you may not be able to resell your shares at or above your purchase price.*

Our stock prices and the market prices for securities of biotechnology companies in general have been highly volatile, with recent significant price and volume fluctuations, and may continue to be highly volatile in the future. For example, our stock price dropped by 71% on the day following the announcement in December 2006 that the preliminary top-line results of our first three Phase 3 trials did not meet primary end-points. During the six months ended June 30, 2009, our common stock traded between $0.27 and $1.40, and on June 30, 2009, our common stock closed at $0.85. You may not be able to sell your shares quickly or at the market price if trading in our stock is not active or the volume is low. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock, some of which are beyond our control:

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

Our stock price may not meet the minimum bid price for continued listing on the Nasdaq Global Market. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if we are delisted from The Nasdaq Global Market or if we are unable to transfer our listing to another stock market.*

On September 19, 2008, we received a letter from Nasdaq Listing Qualification Department indicating that, for 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Market under Nasdaq Marketplace Rule 5450(a). The letter also stated that in accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), we were given 180 calendar days to regain compliance with this listing requirement, which may be accomplished if the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days. Subsequently, Nasdaq implemented temporary suspensions of the minimum bid price requirement. We now have until January 4, 2010 to regain compliance. If we do not regain compliance by January 4, 2010, Nasdaq will provide written notification that our common stock will be delisted, after which we may appeal the staff determination to the Nasdaq Listing Qualifications Panel. In addition, if we do not regain compliance with this listing requirement by January 4, 2010, but meet the initial inclusion criteria for the Nasdaq Capital Market (except for the bid price requirement), we may apply to transfer the listing of our common stock to this market and, if accepted, be provided with an additional 180 day period to demonstrate compliance. If we are not eligible for an additional compliance period at that time, the Nasdaq staff will provide written notification that our securities will be delisted. Upon such notice, we may appeal the Nasdaq staff’s determination to the Nasdaq Listing Qualifications Panel. There can be no assurance that our common stock would be eligible for transfer to the Nasdaq Capital Market, or, if we appeal the Nasdaq staff’s determination, that such appeal would be successful.

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

We held our 2009 Annual Meeting of Stockholders on May 20, 2009. At the annual meeting, our stockholders voted to re-elect Herwig von Morzé, Ph.D. and to ratify the selection of our independent registered public accounting firm. The results of the voting were as follows:

1.	To approve the election of Herwig von Morze, Ph.D., to hold office as a director until the 2012 Annual Meeting of Stockholders.

FOR: 47,096,605	WITHHOLD: 2,703,984

The other directors whose term of office as a director continued after the Annual Meeting of Stockholders are Michael M. Wick, M.D., Ph.D., Richard B. Newman, Edward W. Cantrall, Ph.D. and Steven R. Goldring, M.D.

2.	To ratify the selection of Ernst & Young LLP as the independent registered public accounting firm of Telik for its fiscal year ending December 31, 2009.

FOR: 47,602,947	WITHHOLD: 2,081,227	ABSTAIN: 116,415

BROKER NON-VOTES: -0-

Item 6. Exhibits.

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

4.1	Specimen Stock Certificate. (3)

4.2	Ninth Amended and Restated Registration Rights Agreement, between Telik and holders of Telik’s Series B, Series E, Series F, Series G, Series H, Series I, Series J and Series K preferred stock, dated March 31, 2000. (4)

4.3	Telik’s Certificate of Designation of Series A Junior Participating Preferred Stock. (5)

4.4	Rights Agreement, between Telik and Wells Fargo Bank Minnesota, N.A., replaced by EquiServe Trust Company, N.A., as Rights Agent, dated November 2, 2001. (5)

4.5	Amendment to Rights Agreement between Telik, Inc. and Computershare Shareholder Services, Inc. and Computershare Trust Company, N.A., dated as of May 18, 2006. (6)

4.6	Second Amendment to Rights Agreement between Telik and Computershare Shareholder Services, Inc. and Computershare Trust Company, N.A., dated December 11, 2006. (7)

4.7	Amended and Restated Standstill Agreement between Telik and Eastbourne Capital Management, L.L.C. and certain related persons and entities, dated December 11, 2006. (7)

4.8	Agreement, by and among Telik, Eastbourne Capital Management, L.L.C., Black Bear Offshore Master Fund, L.P., Black Bear Fund I, L.P., Black Bear Fund II, L.L.C., and Richard J. Barry, dated May 18, 2006. (8)

10.20	Transition and Release Agreement between Telik, Inc. and Dr. Stefan Ryser, Ph.D., dated as of June 12, 2009.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

__________
(1)	Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 2001, as filed on March 27, 2002 (File No. 000-31265).
(2)	Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K dated December 11, 2007, as filed on December 14, 2007 (File No. 000-31265).
(3)	Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1A filed on July 3, 2000 (File No. 333-33868).
(4)	Incorporated by reference to Exhibit4.2 to our Registration Statement on Form S-1 filed on April 3, 2000, as amended (File No. 333-33868).
(5)	Incorporated by reference to exhibits to our Current Report on Form 8-K dated November 2, 2001, as filed on November 5, 2001 (File No. 000-31265).
(6)	Incorporated by reference to Exhibit 4.5 on our Current Report on Form 8-K, dated and filed on May 18, 2006 (File No. 000-31265).
(7)	Incorporated by reference to exhibits to our Current Report on Form 8-K dated December 11, 2006, as filed on December 12, 2006 (File No. 000-31265).
(8)	Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, as filed on August 3, 2006 (File No. 000-31265).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELIK, INC.

/s/ CYNTHIA M. BUTITTA
Cynthia M. Butitta
Chief Operating Officer and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: August 6, 2009

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

4.1	Specimen Stock Certificate. (3)

4.2	Ninth Amended and Restated Registration Rights Agreement, between Telik and holders of Telik’s Series B, Series E, Series F, Series G, Series H, Series I, Series J and Series K preferred stock, dated March 31, 2000. (4)

4.3	Telik’s Certificate of Designation of Series A Junior Participating Preferred Stock. (5)

4.4	Rights Agreement, between Telik and Wells Fargo Bank Minnesota, N.A., replaced by EquiServe Trust Company, N.A., as Rights Agent, dated November 2, 2001. (5)

4.5	Amendment to Rights Agreement between Telik, Inc. and Computershare Shareholder Services, Inc. and Computershare Trust Company, N.A., dated as of May 18, 2006. (6)

4.6	Second Amendment to Rights Agreement between Telik and Computershare Shareholder Services, Inc. and Computershare Trust Company, N.A., dated December 11, 2006. (7)

4.7	Amended and Restated Standstill Agreement between Telik and Eastbourne Capital Management, L.L.C. and certain related persons and entities, dated December 11, 2006. (7)

4.8	Agreement, by and among Telik, Eastbourne Capital Management, L.L.C., Black Bear Offshore Master Fund, L.P., Black Bear Fund I, L.P., Black Bear Fund II, L.L.C., and Richard J. Barry, dated May 18, 2006. (8)

10.20	Transition and Release Agreement between Telik, Inc. and Dr. Stefan Ryser, Ph.D., dated as of June 12, 2009.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

__________
(1)	Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 2001, as filed on March 27, 2002 (File No. 000-31265).
(2)	Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K dated December 11, 2007, as filed on December 14, 2007 (File No. 000-31265).
(3)	Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1A filed on July 3, 2000 (File No. 333-33868).
(4)	Incorporated by reference to Exhibit4.2 to our Registration Statement on Form S-1 filed on April 3, 2000, as amended (File No. 333-33868).
(5)	Incorporated by reference to exhibits to our Current Report on Form 8-K dated November 2, 2001, as filed on November 5, 2001 (File No. 000-31265).
(6)	Incorporated by reference to Exhibit 4.5 on our Current Report on Form 8-K, dated and filed on May 18, 2006 (File No. 000-31265).
(7)	Incorporated by reference to exhibits to our Current Report on Form 8-K dated December 11, 2006, as filed on December 12, 2006 (File No. 000-31265).
(8)	Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, as filed on August 3, 2006 (File No. 000-31265).