Form 10-Q
period 2009-09-30
TELIK INC
filed 2009-11-13
CIK 1109196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class: Common Stock $0.01 par value	Outstanding at October 30, 2009: 53,430,083 shares

TELIK, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

TELIK, INC.

CONDENSED BALANCE SHEETS

(In thousands)

	September 30, 2009	December 31, 2008
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$7,017	$50,562
Short-term investments	37,509	1,999
Interest and other receivables	274	38
Prepaids and other current assets	4,280	909

Total current assets	49,080	53,508

Property and equipment, net	1,571	2,288
Long-term investments	—	10,010
Restricted investments	674	898
Other assets	—	8,709

Total assets	$51,325	$75,413

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$630	$1,581
Accrued clinical trial costs	519	1,822
Accrued compensation	1,236	684
Accrued liabilities	764	643
Notes payable	3,100	—

Total current liabilities	6,249	4,730

Long-term debt	—	8,000

Long-term deferred rent	359	311

Commitments and contingencies Stockholders’ equity:
Common stock	534	533
Additional paid-in capital	543,555	541,710
Accumulated other comprehensive gain	13	21
Accumulated deficit	(499,385)	(479,892)

Total stockholders’ equity	44,717	62,372

Total liabilities and stockholders’ equity	$51,325	$75,413

See accompanying Notes to Condensed Financial Statements.

TELIK, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Operating costs and expenses:
Research and development	$3,416	$4,820	$10,428	$21,251
General and administrative	2,759	2,822	8,845	8,008
Restructuring costs	—	199	951	199

Total operating costs and expenses	6,175	7,841	20,224	29,458

Loss from operations	(6,175)	(7,841)	(20,224)	(29,458)

Interest and other income (expense), net	80	(168)	803	(1,928)
Interest expense	(12)	—	(72)	—

Net loss	$(6,107)	$(8,009)	$(19,493)	$(31,386)

Basic and diluted net loss per share	$(0.11)	$(0.15)	$(0.37)	$(0.59)

Shares used to calculate basic and diluted net loss per share	53,381	53,241	53,351	53,139

See accompanying Notes to Condensed Financial Statements.

TELIK, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(19,493)	$(31,386)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	420	823
Gain on disposal of property and equipment	(344)	—
Stock-based compensation expense	1,799	4,895
Change in fair value of marketable securities	(5,237)	3,877
Change in fair value of rights to sell ARS to UBS	5,196	—
Changes in assets and liabilities:
Other receivables	(236)	438
Prepaids and other current assets	(3,371)	417
Other assets	3,513	—
Accounts payable	(951)	1,428
Accrued liabilities	(582)	(4,086)

Net cash used in operating activities	(19,286)	(23,594)

Cash flows from investing activities:
Purchases of investments	(33,171)	(13,685)
Sales of investments	224	15,527
Maturities of investments	8,000	15,500
Purchases of property and equipment	—	(50)
Proceeds from sale of property and equipment	641	—

Net cash provided by (used in) investing activities	(24,306)	17,292

Cash flows from financing activities:
Proceeds from issuance of common stock	47	549

Net cash provided by financing activities	47	549

Net decrease in cash and cash equivalents	(43,545)	(5,753)
Cash and cash equivalents at beginning of period	50,562	41,646

Cash and cash equivalents at end of period	$7,017	$35,893

Supplementary information:

Interest paid	$72	$—

See accompanying Notes to Condensed Financial Statements.

TELIK, INC.

Notes to Condensed Financial Statements

(Unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies

We have prepared the accompanying condensed financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, or the Exchange Act. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We believe all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included herein. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or any other future period. The condensed balance sheet at December 31, 2008 has been derived from the audited financial statements at that date. You should read these condensed financial statements and notes in conjunction with our audited financial statements for the year ended December 31, 2008, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009. Furthermore, we evaluated subsequent events after the balance sheet date of September 30, 2009 through November 13, 2009, the date we issued our Condensed Financial Statements. All appropriate subsequent event disclosures, if any, have been made in notes to our Condensed Financial Statements.

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

Cash and Cash Equivalents, Short-Term and Long-Term Investments

We invest our excess cash in money market funds, debt instruments of the U.S. government, its agencies and municipalities and corporate notes. All highly liquid investments with stated maturities of three months or less from date of purchase are classified as cash equivalents. Debt securities with original maturities greater than three months and remaining maturities less than one year are classified as short-term investments and all our auction rate securities including perpetual rate securities are classified as short-term investments based on our intention to sell these securities in less than one year. Debt securities with remaining maturities greater than one year and which we intend to hold until maturity are classified as long-term investments.

TELIK, INC.

Notes to Condensed Financial Statements—(Continued)

(Unaudited)

Due to the unprecedented events in the Auction Rate Securities, or ARS, market and our November 2008 ARS rights agreement with UBS AG and with its affiliates, or UBS, we elected a one-time transfer of our ARS investments from the classification of available-for-sale to trading securities under Accounting Standards Codification, or ASC, 320, “Investments-Debt and Equity Securities”. See Note 7 for further explanation. Trading securities are carried at estimated fair value, with unrealized gains and losses resulting from changes in fair value reported in earnings. We classify all cash equivalents and non-ARS investments as available-for-sale. Available-for-sale securities are carried at estimated fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss). Realized gains or losses on the sale of investments are determined on a specific identification method, and such gains and losses are reflected as a component of interest income.

Marketable security investments are evaluated periodically for impairment. We take into account general market conditions, changes in economic environment as well as specific investment attributes, such as credit downgrade or illiquidity for each investment, to estimate the fair value of our investments and to determine whether impairment is other than temporary. If it is determined that a decline of any investment is other than temporary, then the unrealized loss related to credit risk would be included in interest and other income (expense), net.

Fair Value of Financial Instruments

Effective January 1, 2009, we adopted ASC 820, “Fair Value Measurements and Disclosure”, a newly issued accounting standard for fair value measurements of all nonfinancial assets and nonfinancial liabilities not recognized or disclosed at fair value in the financial statements on a recurring basis. ASC 820 also clarifies the application of the standard in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. ASC 820 is applicable to the valuation of auction rate securities held by us for which there was no active market as of September 30, 2009 and is effective upon issuance, including prior periods for which financial statements have not been issued. See Note 5, “Fair Value Measurements on a Recurring Basis” in the Notes to Condensed Financial Statements for additional disclosures.

During the quarter ended June 30, 2009, we adopted three accounting standard updates on fair value measurements and impairments of securities. These updates are intended to provide additional application guidance and enhanced disclosures. These three accounting standard updates are: (i) ASC 820-10-65, which provides guidance for determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly, (ii) ASC 320-10-65, which replaces the current requirement that a holder should have the positive intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary with a requirement that an entity should conclude it does not intend to sell an impaired security and it will not be required to sell the security before the recovery of its amortized cost basis, and (iii) ASC 825-10-65, which requires disclosures about fair value of financial instruments in interim as well as in annual financial statements. These updates were effective for fiscal years and interim periods ended after June 15, 2009. The adoption of these accounting updates did not have any impact on our Condensed Financial Statements.

New Accounting Pronouncements

In May 2009, the FASB issued ASC 855, “Subsequent Events”, which establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This Topic applies prospectively to both interim and annual financial periods ending after June 15, 2009. Our adoption of ASC 855 in the quarter ended June 30, 2009 did not have a significant impact on our Condensed Financial Statements. In connection with preparation of our Condensed Financial Statements, we evaluated subsequent events after the balance sheet date of September 30, 2009 through November 13, 2009.

In June 2009, the FASB issued ASC 105, “Generally Accepted Accounting Principles”, which establishes the FASB Accounting Standards Codification™, or Codification, as the source of authoritative accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with the

TELIK, INC.

Notes to Condensed Financial Statements—(Continued)

(Unaudited)

GAAP. Except for certain nonpublic nongovernmental entities, ASC 105 is generally effective for interim and annual periods ending after September 15, 2009. We began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of 2009. As the Codification was not intended to change or alter existing GAAP, it did not have any impact on our financial statements.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, “Measuring Liabilities at Fair Value”, or ASU 2009-05. ASU 2009-05 amends ASC 820, “Fair Value Measurements and Disclosures”. Specifically, ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities or similar liabilities when traded as assets and/or 2) a valuation technique that is consistent with the principles of ASC 820. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. This standard is effective beginning fourth quarter of 2009 for us. The adoption of this standard update is not expected to impact our financial statements.

2. Employee Stock-Based Compensation

Stock based compensation

Total estimated stock-based compensation expense, related to all of our share-based payment awards recognized under ASC 718, “Compensation—Stock Compensation” comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands except per share amounts)
Research and development	$134	$890	$425	$3,371
General and administrative	388	661	1,374	1,524

Stock-based compensation expense before taxes	522	1,551	1,799	4,895

Effect on net loss	$522	$1,551	$1,799	$4,895

Effect on net loss per basic and diluted common share	$(0.01)	$(0.03)	$(0.03)	$(0.09)

Because we had a net operating loss carryforward as of September 30, 2009, no tax benefits for the tax deductions related to stock-based compensation expense were recognized in our condensed statements of operations. Additionally, no incremental tax benefits were recognized from stock options exercised in the nine months ended September 30, 2009 and 2008, which would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities. As of September 30, 2009, $2.2 million of total unrecognized compensation costs, net of forfeitures, related to non-vested awards is expected to be recognized over a weighted average period of 1.62 years.

Valuation Assumptions

The employee stock-based expense recognized under ASC 718 was determined using a Black-Scholes-Merton option valuation model, or the Black-Scholes model. Our expected stock-price volatility assumption for the period from January 1, 2007 to June 30, 2008, was based on a blended rate of 50% historical volatility and 50% implied volatility since we had sufficient market activity with respect to our traded options during such period. For the period from July 1, 2008 to September 30, 2009, the expected volatility was based solely on historical volatility as there was insufficient traded option activity resulting from our declining stock price. The

TELIK, INC.

Notes to Condensed Financial Statements—(Continued)

(Unaudited)

expected term of options granted is based on the simplified method in accordance with Staff Accounting Bulletin, or SAB, Topic 14.D.2, as our historical share option exercise experience does not provide a reasonable basis for estimation. SAB Topic 14.D.2 was effective on January 1, 2008 and provided guidance to issuers on the method allowed in developing estimates of expected term of “plain vanilla” share options in accordance with ASC 718. SAB Topic 14.D.2 allows companies to continue to use the simplified method, under certain circumstances, beyond December 31, 2007. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. Assumptions used in the Black-Scholes model were as follows:

	Stock Option Plans		Stock Purchase Plan
	Three Months Ended September 30,		Three Months Ended September 30,
	2009	2008	2009	2008
Weighted average expected volatility	97.2%	76.2%	141.3%	91.3%
Weighted average risk-free interest rate	2.80%	3.28%	0.48%	2.19%
Weighted average expected life (in years)	6.08	6.08	0.99	1.25
Weighted average dividend yield	—	—	—	—

	Stock Option Plans		Stock Purchase Plan
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Weighted average expected volatility	96.4%	76.7%	141.1%	90.8%
Weighted average risk-free interest rate	2.64%	3.01%	0.66%	2.14%
Weighted average expected life (in years)	6.08	6.08	1.20	1.25
Weighted average dividend yield	—	—	—	—

3. Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes changes in unrealized gains (losses) on investments. The activity in comprehensive loss was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Net loss	$(6,107)	$(8,009)	$(19,493)	$(31,386)
Changes in unrealized gains (losses) on investments	—	(178)	(8)	(1,630)

Comprehensive loss	$(6,107)	$(8,187)	$(19,501)	$(33,016)

4. Basic and Diluted Net Loss per Share

Basic and diluted net loss per share are computed by dividing net loss by the weighted average number of common shares outstanding during the period.

Outstanding options to purchase 8,479,063 and 10,488,017 shares of our common stock for the three months ended September 30, 2009 and 2008; and 9,253,976 and 10,300,355 shares of our common stock for the nine months ended September 30, 2009 and 2008 were excluded from the diluted net loss per common share calculations because inclusion of such options was anti-dilutive.

TELIK, INC.

Notes to Condensed Financial Statements—(Continued)

(Unaudited)

5. Fair Value Measurements on a Recurring Basis

We measure certain financial assets at fair value on a recurring basis, including cash equivalents, available-for-sale securities, trading securities and put options. The fair value of these financial assets was determined based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table presents information about our financial assets that are measured at fair value on a recurring basis as of September 30, 2009 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

		Fair Value Measurement at September 30, 2009 Using
	September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Available-for-sale securities:
Money market funds	$6,461	$6,461	$—	$—
US Treasury bills	6,000	—	6,000	—
US Treasury notes	21,162	—	21,162	—
Trading securities:
Auction preferred stock	1,600	—	—	1,600
Auction rate certificates	8,747	—	—	8,747

Other current assets:
Put option	3,453	—	—	3,453

Total	$47,423	$6,461	$27,162	$13,800

The following table presents information about our financial assets that are measured at fair value on a recurring basis as of December 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

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

TELIK, INC.

Notes to Condensed Financial Statements—(Continued)

(Unaudited)

The following is a reconciliation of our financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Put Option	Auction Rate Securities	Total
	(in thousands)
Balance at December 31, 2008	$8,649	$10,010	$18,659
Impairment gain (loss) included in net loss	(1,283)	1,159	(124)

Balance at March 31, 2009	$7,366	$11,169	$18,535
Impairment gain included in net loss	53	112	165
Sales	(3,920)	(980)	(4,900)

Balance at June 30, 2009	3,499	10,301	13,800
Impairment gain (loss) included in net loss	(46)	46	—

Balance at September 30, 2009	$3,453	$10,347	$13,800

On June 10, 2009, UBS repurchased $4.9 million of our ARS from the original balance of $18.7 million. At September 30, 2009, our ARS had an aggregate fair value of $10.3 million and par value of $13.8 million. The ARS investments, purchased through our investment account with UBS at par value, have an auction reset feature. Historically, the fair value of ARS investments approximated par value due to the frequent resets through the auction process. Beginning in late 2007, our securities invested in ARS failed to settle in scheduled auctions due to liquidity crises. An auction failure means that the parties wishing to sell securities could not make the sale, but does not result in the securities going into default because the issuer continues to pay interest. The interest rates may be reset to predetermined “penalty” or “maximum” rates based on mathematical formulas in accordance with each security’s prospectus. While we continue to earn interest on our ARS investments at the contractual rate, these investments are not currently trading and therefore do not have a readily determinable market value. Accordingly, the estimated fair value of the ARS no longer approximates par value.

At September 30, 2009, we estimated the fair value of our ARS after consideration of several factors, including input provided by UBS. Valuation techniques involved the use of a discounted cash flow approach. Although these securities would typically be measured using Level 2 inputs, the failure of auctions and the lack of market activity required that these securities be measured using Level 3 inputs. The assumptions used in preparing the discounted cash flow model to determine the fair value of our auction preferred stock take into account factors such as interest rates, credit quality, likelihood of redemption, duration and credit default swap data points for monoline insurers. The underlying assets of our auction rate certificates are primarily comprised of student loans and their fair values were measured by considering factors such as interest rates, tax status, credit quality, duration, insurance wraps, the portfolio composition of Federal Family Education Loan Program, or FFELP, and private loans and likelihood of redemption.

TELIK, INC.

Notes to Condensed Financial Statements—(Continued)

(Unaudited)

These assumptions are highly subjective and involve significant judgment and are subject to change as the underlying sources of these assumptions and market conditions change. Based on this Level 3 valuation, for the three months ended September 30, 2009, we recorded a gain of $46,000 in fair value of our ARS to interest and income (expense), net, which was fully netted by a loss of $46,000 in fair value of our put option. For the nine months ended September 30, 2009, we recorded (i) a net gain of approximately $41,000 to interest and income (expense), net due to a change in fair values of our ARS and put option and (ii) a reduction of approximately $3.9 million and $980,000 in fair values of our put option and ARS respectively, as a result of certain ARS repurchased by UBS in June 2009. For additional information, see Note 7 to the Financial Statements.

6. Cash, Cash Equivalents, Investments and Restricted Investments

The following is a summary of estimated fair value of cash and cash equivalents, investments and restricted investments:

	September 30, 2009	December 31, 2008
	(in thousands)
Certificate of deposits	$674	$898
Auction rate securities	10,347	10,010
U.S. government securities	27,162	1,999
Cash and money market funds	7,017	50,562

Total	$45,200	$63,469

Reported as:
Cash and cash equivalents	$7,017	$50,562
Short-term investments	37,509	1,999
Restricted investments	674	898
Long-term investments	—	10,010

Total	$45,200	$63,469

ARS securities with an aggregate estimated fair value of $10.3 million as of September 30, 2009 and $10.0 million as of December 31, 2008 were determined as securities held for trading. Accordingly, these securities are carried at estimated fair value, with unrealized gains and losses resulting from changes in fair value reported in earnings. All other marketable debt securities continue to be held as available for sale.

The following is a summary of amortized cost, unrealized gains and losses and estimated fair value of cash and cash equivalents and marketable debt securities held as available for sale.

	September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Certificate of deposits	$674	$—	$—	$674
U.S. government securities	27,149	13	—	27,162
Cash and money market funds	7,017	—	—	7,017

Total	$34,840	$13	$—	$34,853

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Certificate of deposits	$898	$—	$—	$898
U.S. government securities	1,978	21	—	1,999
Cash and money market funds	50,562	—	—	50,562

Total	$53,438	$21	$—	$53,459

TELIK, INC.

Notes to Condensed Financial Statements—(Continued)

(Unaudited)

There were no realized gains on sales of available-for-sale investments for the three and nine months ended September 30, 2009 and zero and $12,000 for the same periods, respectively, in 2008. Realized gains and losses were calculated based on the specific identification method. No investments were in an unrealized loss position at September 30, 2009 and December 31, 2008.

The following is a summary of the cost and estimated fair value of available-for-sale securities at September 30, 2009 and December 31, 2008, classified by stated maturity date of the security:

	September 30, 2009		December 31, 2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Mature in less than one year	$27,149	$27,162	$1,978	$1,999

Total	$27,149	$27,162	$1,978	$1,999

7. Prepaids and Other Current Assets

Prepaids and other current assets consist of the following:

	September 30, 2009	December 31, 2008
	(in thousands)
Prepaids	$827	$909
UBS Rights relating to ARS	3,453	—

Total	$4,280	$909

On November 10, 2008, we entered into an agreement with UBS whereby we received rights, or the Right, to sell all our ARS held in our UBS account at par value ($18.7 million) to UBS at any time during a two-year period beginning on June 30, 2010 and ending on July 2, 2012. If we do not exercise the Right, our ARS will continue to accrue interest as determined by the auction process or the terms outlined in the prospectus of the ARS if the auction process fails. If the Right is not exercised on or before July 2, 2012, it will expire and UBS will have no further obligation to buy our ARS. The Right is a nontransferable security registered with the SEC. UBS’s obligations under the Right are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Right. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Right.

The enforceability of the Right results in a put option which is recognized as a separate freestanding asset and accounted for separately from the ARS investment. On June 10, 2009, UBS elected to repurchase a portion of our ARS under the agreement at par value of $4.9 million. For the quarter ended September 30, 2009, we reclassified the put option from a long-term asset to a short-term asset on our balance sheet based on our intention to sell all our remaining ARS to UBS in less than a year. The put option was measured at its fair value of $3.5 million at September 30, 2009, compared to fair value of $8.6 million at December 31, 2008. The decrease of $5.1 million of put option resulted primarily from a $3.9 million reduction due to the UBS purchase and an increase of $1.2 million in fair value of our ARS which was recorded in interest and other income (expense), net, in the Condensed Statement of Operations. The put option does not meet the definition of a derivative instrument under ASC 815, “Derivatives and Hedging”. Therefore, we elected to measure the put option at fair value under ASC 825-10-25, which permits an entity to elect the fair value option for recognized financial assets, in order to match the changes in the fair value of the ARS. We valued the Right using a

TELIK, INC.

Notes to Condensed Financial Statements—(Continued)

(Unaudited)

discounted cash flow approach including estimates of, based on data available as of September 30, 2009, interest rates, timing and amount of cash flow, adjusted for any bearer risk associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010. These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change.

Prior to accepting the UBS offer, we recorded our ARS as available-for-sale investments, and therefore recorded resulting losses that were determined to be temporarily impaired in accumulated other comprehensive income in stockholders’ equity. In connection with the acceptance of the UBS offer in November 2008, resulting in a right to require UBS to purchase the ARS at par value beginning on June 30, 2010, we have reclassified our ARS subject to the Right and held by UBS from available-for-sale to trading under ASC 320-10. The transfer to trading securities reflects our intent to exercise our put option during the period June 30, 2010 to July 3, 2012.

8. Property and Equipment

As a result of our restructuring plan implemented in February 2009, as described in Note 10 to the Financial Statements, we reclassified certain computers and laboratory equipment that were not in use to held-for-sale and ceased the depreciation of these assets. For the three months ended September 30, 2009, we sold approximately $1.6 million (at cost) of computer and laboratory equipment with a net book value of $152,000 and recorded a net loss of $11,300 in interest and other income (expense), net. For the nine months ended September 30, 2009, we sold approximately $6.0 million (at cost) of computer and laboratory equipment with a net book value of $297,000 and recorded a net gain of $344,000 after the deduction of costs of sale in interest and other income (expense), net in the Condensed Statement of Operations. As of September 30, 2009, we had $256,000 (at cost) of computer and laboratory equipment with a net book value of $61,000 that were held-for-sale.

9. Notes Payable

In connection with our acceptance of the offer to enter into the agreement with UBS whereby we received the Right to sell all our ARS at par value to UBS at any time during a two-year period beginning on June 30, 2010 and ending on July 2, 2012, UBS would also make available to us “no net cost” loans up to 75% of the market value of our ARS. The “no net cost” loans must be repaid upon commencement of the exercise of the Right. On December 31, 2008, we entered into a loan agreement with UBS and drew down $8 million with our ARS pledged as collateral. The loan is treated as a “no net cost loan” as defined in the agreement, meaning that the loan will bear interest at a rate equal to the average rate of interest paid or deemed paid to Telik on the pledged ARS such that the interest cost, net of interest received by us on the pledged ARS, will be zero. On June 10, 2009, UBS elected to repurchase a portion of our ARS under the Rights Agreement at par value of $4.9 million. Proceeds of the sale of our ARS were applied to repayment of the credit line leaving a balance of $3.1 million due to UBS as of September 30, 2009. For the nine months ended September 30, 2009, interest paid on the loan was approximately $72,000 which was offset entirely by interest earned on the pledged securities. As of September 30, 2009, we had a credit line of approximately $4.6 million available to us under the Rights Agreement. Though the loan is payable on demand, if UBS should exercise its discretionary right to demand repayment of any portion of the loan prior to the date we can exercise our repurchase rights, UBS and certain of its affiliates will arrange for alternative financing on terms and conditions substantially the same as those contained in the loan, and if alternative financing cannot be established, then UBS or one of its affiliates will purchase our pledged ARS at par. UBS’ obligation to arrange such alternative financing does not apply under certain circumstances, including, but not limited to, if we sell the ARS pledged as collateral. Proceeds of sales of our ARS will first be applied to repayment of the credit line with the balance, if any, for our account.

10. Restructuring Plan

In February 2009, we implemented a restructuring plan to further reduce our operating expenses and to streamline our infrastructure to focus on our most advanced preclinical and clinical development programs. As a result of the restructuring plan we reduced our workforce by 37 positions and recorded a charge of approximately $951,000 for the nine months ended September 30, 2009. We paid $750,000 in the quarter ended March 31, 2009, $111,000 in the quarter ended June 30, 2009 and $90,000 in the quarter ended September 30, 2009, as severance, payroll taxes and other personnel related costs.

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

Overview

Telik is engaged in the discovery and development of small molecule drugs. Our business strategy is to advance our drug product candidate TELINTRA through Phase 2 clinical studies, and after obtaining clinical data, enter into a partnership with a pharmaceutical or biotechnology company to assist in further development and commercialization, to advance our two leading preclinical drug candidates, TLK58747 and TLK60404, into clinical trials and to seek a partnership for TELCYTA for further development. We have incurred net losses since inception and expect to incur losses for the next several years as we continue our research and development activities.

During the nine months ended September 30, 2009, loss from operations was $20.2 million and net loss was $19.5 million. Net cash used in operations for the nine months ended September 30, 2009 was $19.3 million and net cash, cash equivalents, investments and restricted investments at September 30, 2009 were $45.2 million. As of September 30, 2009, we had an accumulated deficit of $499.4 million.

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

Clinical Product Development

TELINTRA, our current drug product candidate in clinical development, is a small molecule glutathione analog inhibitor of the enzyme glutathione S-transferase P1-1. We are developing TELINTRA for the treatment of blood disorders associated with low blood cell levels, such as neutropenia or anemia. In May 2008, we initiated two Phase 2 clinical trials of TELINTRA tablets, one for the treatment of patients with Myelodysplastic Syndrome, or MDS, and the other for the treatment of chemotherapy induced neutropenia, or CIN, in patients with locally advanced or metastatic non-small cell lung cancer receiving first-line chemotherapy. In April 2009, we initiated a new Phase 2 randomized study in Severe Chronic Idiopathic Neutropenia, or SCIN, to determine the effect of TELINTRA on absolute neutrophil count, in patients with severe chronic neutropenia. In June 2009, we discontinued the trial for CIN to focus resources on the development of TELINTRA in MDS. The trial for MDS is intended to enroll 86 patients and enrollment is expected to be completed by the end of 2009. The trial for SCIN is intended to enroll a total of 20 patients.

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

In connection with our acceptance of the offer to enter into the agreement, UBS has made available to us “no net cost” loans for up to 75% of the market value of our ARS, where interest payable on the loan does not exceed interest earned on our ARS. The loan is secured by our ARS. On December 31, 2008, we borrowed $8 million from UBS in accordance with such a secured, “no net cost” demand facility. On June 10, 2009, UBS repurchased a portion of our ARS under the Rights Agreement at par value of $4.9 million. Proceeds of the sale of our ARS were applied to repayment of the credit line leaving a balance of $3.1 million as of September 30, 2009. For the nine months ended September 30, 2009, interest paid on the loan was approximately $72,000 which was fully offset by interest earned on the pledged securities.

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

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2009 and 2008 were $3.4 million and $4.8 million. Research and development expenses for the nine months ended September 30, 2009 and 2008 were $10.4 million and $21.3 million. Our research and development activities consist primarily of drug development, clinical supply manufacturing, clinical activities, discovery research, screening and identification of product candidates and preclinical studies. We group these activities into two major categories: “research and preclinical” and “clinical development.”

The approximate costs associated with research and preclinical and clinical development activities were as follows:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2009	2008		2009	2008
	(In thousands, except percentages)
Research and preclinical	$828	$3,332	(75)%	$3,781	$11,065	(66)%
Clinical development	2,588	1,488	74%	6,647	10,186	(35)%

Total research and development	$3,416	$4,820	(29)%	$10,428	$21,251	(51)%

The decrease of 29%, or $1.4 million, in research and development expenses for the three months ended September 30, 2009 compared to the same period in 2008 was principally due to the following:

•	decreased costs of approximately $2.3 million in connection with headcount reduction as a result of our February 2009 restructuring and reduced research activities;

•	lower stock-based compensation expense of approximately $756,000 primarily due to lower headcount associated with fewer outstanding options vested;

•

offset by increased expenses of approximately $701,000, of which $614,000 was related to TLK58747-Cytotoxic Small Molecule and TLK60404-Aurora Kinase pre-clinical development programs and $87,000 was related to our ongoing TELINTRA tablets phase 2 clinical trials; and

•

in addition, the quarter ended September 30, 2008 included approximately $923,000 reduction in accrued Phase 3 clinical trial expenses as a result of final close-out of clinical sites while there was no such adjustment in 2009.

The decrease of 51%, or $10.8 million, in research and development expenses for the nine months ended September 30, 2009 compared to the same period in 2008 was principally due to the following:

•	reduced expenses of approximately $2.8 million as Phase 3 clinical trial study activities in our ASSIST-1, ASSIST-2, ASSIST-3 and ASSIST-5 were completed;

•	decreased costs of approximately $6.0 million in connection with headcount reduction as a result of our February 2009 restructuring and reduced research activities;

•	lower stock-based compensation expense of approximately $2.9 million primarily due to lower headcount associated with fewer outstanding options vested; and

•	offset by increased expenses of approximately $942,000 for TLK58747-Cytotoxic Small Molecule and TLK60404-Aurora Kinase pre-clinical development programs.

We expect total research and development expenditures to decrease in the next twelve months as we focus primarily on the Phase 2 clinical trials of TELINTRA tablets and preclinical studies on TLK58747 and TLK60404. Traditionally, Phase 2 and pre-clinical studies incur less expense than Phase 3 studies due to comparative size of the studies. Specifically, we expect both clinical and manufacturing expenditures to be lower than previous years and the timing and the amount of these expenditures will depend on the progress of the TELINTRA tablets Phase 2 clinical trials and the progress of our pre-clinical programs.

The following table summarizes our principal drug product candidate development initiatives:

	Related R&D Expenses Nine Months ended September 30,
Product	2009	2008
	(in thousands)
TELCYTA	$694	$7,322
TELINTRA	5,318	3,492
TLK58747	2,840	—
TLK60404	700	—
Other (1)	876	10,437

Total research and development expenses	$10,428	$21,251

(1)	“Other” constitutes research and development activities performed by our Chemistry, Biology, preclinical and Quality Assurance departments as these costs cannot be allocated to any individual project.

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

General and Administrative Expenses

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2009	2008		2009	2008
	(In thousands, except percentages)
General and administrative	$2,759	$2,822	(2)%	$8,845	$8,008	10%

The decrease in general and administrative expenses of 2%, or $63,000 for the three months ended September 30, 2009 compared to the same period in 2008 was primarily due to decreased stock-based compensation expense of approximately $273,000 as a result of cancelled options and a decrease of $123,000 in corporate administrative expenses which were partially offset by increased allocation of facility related expenses of approximately $322,000.

The increase in general and administrative expenses of 10%, or $837,000 for the nine months ended September 30, 2009 compared to the same period in 2008 was primarily due to increased legal and professional service expenses of approximately $469,000 related to corporate matters and business development activities and increased allocation of facility related expenses of approximately $783,000. The increase was partially offset by a $267,000 decrease in expenses due to headcount reduction as a result of our corporate restructuring and lower stock-based compensation expense of approximately $149,000 as a result of cancelled options.

We expect general and administrative expenses in 2009 to be slightly above the 2008 level due to increased activities in business development.

Stock-Based Compensation Expense

Employee stock-based compensation expense related to our share-based payment awards was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Research and development	$134	$890	$425	$3,371
General and administrative	388	661	1,374	1,524

Stock-based compensation expense before taxes	522	1,551	1,799	4,895
Related income tax benefits	—	—	—	—

Effect on net loss	$522	$1,551	$1,799	$4,895

The decreases in employee stock-based compensation expense for the three months ended and nine months ended September 30, 2009 compared with the same periods in 2008 were principally due to cancellations of unvested options related to a workforce reduction in February 2009.

Restructuring Costs

In February 2009, we implemented a restructuring plan and reduced our workforce by 37 positions and recorded a charge of approximately $951, 000 for the nine months ended September 30, 2009. We paid $750,000 in the quarter ended March 31, 2009, $111,000 in the quarter ended June 30, 2009 and $90,000 in the quarter ended September 30, 2009 as severance, payroll taxes and other personnel related costs. For the three and nine months ended September 30, 2008, we recorded a one-time restructuring charge of approximately $199,000 for severance costs and health benefits charges relating to a workforce reduction of seven positions.

Interest Income and Interest Expense

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2009	2008		2009	2008
	(In thousands, except percentages)
Interest and other income (expense), net	$80	$(168)	148%	$803	$(1,928)	142%
Interest expense	(12)	—	(100)%	(72)	—	(100)%

Interest and other income (expense), net resulted primarily from investment activities including our ARS. The increase of approximately $248,000 for the three months ended September 30, 2009 compared to the same period in 2008 was due primarily to a change of $716,000 in fair value of ARS. The increase was offset by a change of $46,000 in fair value of our ARS Right, a decrease of $357,000 in investment income resulting from lower investment cash balances and lower interest rates and a decrease of $65,000 related to the sale of computer and laboratory equipment.

The increase of approximately $2.7 million for the nine months ended September 30, 2009 compared to the same period in 2008 was due primarily to a change of $5.2 million in fair value of ARS and a $270,000 gain on the sale of computer and laboratory equipment. The increase was offset by a change in value of UBS ARS Right of $1.3 million and a decrease of $1.5 million in investment income resulting from lower investment cash balances and lower interest rates.

Interest expense for the three and nine months ended September 30, 2009 was for interest payments on our UBS loan. There was no interest expense for the three and nine months ended September 30, 2008.

Liquidity and Capital Resources

	September 30, 2009	December 31, 2008
	(in millions, except ratios)
Cash, cash equivalents, investments and restricted investments	$45.2	$63.5
Working capital	$42.8	$48.8
Current ratio	7.9 : 1	11.3 : 1

	Nine Months Ended September 30,
	2009	2008
	(in millions)
Cash (used in) / provided by:
Operating activities	$(19.3)	$(23.6)
Investing activities	$(24.3)	$17.3
Financing activities	$0.0	$0.5

Sources and Uses of Cash. Due to the significant research and development expenditures and the lack of any approved products to generate revenue, we have not been profitable and have generated operating losses since we incorporated in 1988. As such, we have funded our research and development operations through the sale of equity securities, non-equity payments from corporate partners, interest earned on investments and equipment lease and loan financings. At September 30, 2009, we had available cash, cash equivalents, investments and restricted investments of $45.2 million. Our cash and investment balances are held in a variety of interest-bearing instruments including obligations of U.S. government agencies, auction rate securities and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk.

Cash Flows from Operating Activities. Cash used in operations for the nine months ended September 30, 2009 was $19.3 million compared with $23.6 million for the same period in 2008. Net loss of $19.5 million in 2009 included non-cash charges of $1.8 million for stock-based compensation, $420,000 for depreciation and amortization and $5.2 million for the reduction in value of the put option associated with the UBS ARS Right and were partially offset by a $5.2 million increase in the fair value of marketable securities and a $344,000 gain on the disposal of property and equipment. Cash used in operations was further impacted by a $1.3 million reduction in accrued clinical trials related primarily to the completion of our Phase 3 clinical trials and a $951,000 decrease in accounts payable and partially offset by an increase of $552,000 in accrued compensation. In addition, our put option valued at $3.5 million was reclassified from other assets to other current assets based on the intention to sell our ARS in less than one year. Operating cash outflows for the same period in 2008 resulted primarily from net loss of $31.4 million which included non-cash charges of $4.9 million for stock-based compensation, $823,000 for depreciation and amortization and $3.9 million for the write-down of marketable securities. Cash used in operations in 2008 was further impacted by a $3.2 million reduction in accrued clinical trials related primarily to the completion of our ASSIST 1, 2 and 3 clinical trials and a $1.0 million reduction in accrued legal and related expenses primarily for amounts paid in connection with the class action lawsuit and were partially offset by a decrease of $438,000 in interest receivables as a result of lower interest rates and investment balances and a $1.4 million increase in accounts payable.

Cash Flows from Investing Activities. Cash used in investing activities for the nine months ended September 30, 2009 was $24.3 million compared with cash provided by investing activities of $17.3 million for the same period in 2008. Cash used in the nine months ended September 30, 2009 was primarily for the purchase of available-for-sale investments of $33.2 million and were partially offset by $224,000 in investment sales, $8 million in investment maturities which included a $4.9 million sale of our ARS to UBS on June 20, 2009 and the proceeds were used to repay our loan with UBS. We had $641,000 in proceeds from the sale of property and equipment and no capital expenditures for the nine months ended September 30, 2009. Cash provided for the same period in 2008 was primarily from $15.5 million in maturities of investments and $15.5 million from sales of investments offset by $12.1 million in purchases of available-for-sale investments and an unrealized loss of $1.6 million on our auction rate certificates.

Cash Flows from Financing Activities. Cash provided by financing activities for the nine months ended September 30, 2009 was approximately $47,000 compared with cash provided by financing activities of $549,000 for the same period in 2008. Financing activities for the nine months ended September 30, 2009 comprised of $47,000 in proceeds from stock purchases under our employee stock purchase plan. Financing activities for the same period in 2008 comprised of $549,000 in proceeds from stock option exercises and purchases under our employee stock purchase plan.

Working Capital. Working capital decreased to $42.8 million at September 30, 2009 from $48.8 million at December 31, 2008. The decrease in working capital was primarily due to our use of cash for TELINTRA, TLK58747 and TLK60404 development programs, and our operating expenses.

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

Our future contractual obligations at September 30, 2009 were as follows:

	Total	2009	2010-2011	2012-2013	After 2013
	(in thousands)
Operating leases	$17,591	$908	$7,595	$7,551	$1,537

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

Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio. To minimize the exposure due to adverse shifts in interest rates we maintain investments of shorter maturities. Our marketable securities portfolio is primarily invested in money market funds, corporate debt securities, treasury bills and U.S. government agencies with an average maturity of under one year and a minimum investment grade rating of A or A-1 or better to minimize credit risk. Our portfolio also includes auction rate securities currently classified as short-term investments. Although changes in interest rates may affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments were sold prior to maturity. Through our money managers, we maintain risk management control systems to monitor interest rate risk. The risk management control systems use analytical techniques, including sensitivity analysis. We have operated primarily in the United States and all funding activities with our collaborators to date have been made in U.S. dollars. Accordingly, we do not have any exposure to foreign currency rate fluctuations.

The table below presents the principal amounts and weighted-average interest rates by year of stated maturity for our investment portfolio:

	2009	2010	2011 and Beyond	Total	Fair Value at September 30, 2009
	(In thousands, except percentages)
Available-for-sale securities	$19,036	$8,113	—	$27,149	$27,162
Trading securities	—	—	$13,800	$13,800	$10,347
Average interest rate	0.40%	0.42%	1.29%	0.71%

Trading securities are comprise of corporate securities, student loans and municipal notes investments with an auction reset feature in the form of auction rate certificates and auction preferred stock, collectively known as ARS, held in our account with UBS. As discussed previously, while we continue to earn interest on the ARS, these investments are not liquid and their carrying amounts are impaired due to the adverse change in the debt market. As a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. In November 2008, we entered into an agreement with UBS whereby we received the Right to sell all our ARS held in our UBS account at par value to UBS at any time during a two-year period beginning on June 30, 2010 and ending on July 2, 2012. We intend to exercise this right and recover par value of the ARS. The value of the Right largely offset the decline in fair value of the ARS. However, UBS’ obligations under the Right are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Right. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Right. If UBS has insufficient funding to buy back the ARS and the auction process continues to fail, then we may incur further losses on the carrying value of the ARS. On December 31, 2008, we entered into a loan agreement with UBS and drew down $8 million with our ARS pledged as collateral. The loan is treated as a “no net cost loan” as defined in the agreement, meaning that the loan will bear interest at a rate equal to the average rate of interest paid or deemed paid to us on the pledged ARS such that the interest cost, net of interest received by us on the pledged ARS, will be zero. On June 10, 2009, UBS elected to repurchase a portion of our ARS under the Right Agreement at par value of $4.9 million. Proceeds of the sale of our ARS were applied to repayment of the credit line leaving a balance of $3.1 million as of September 30, 2009. Other than the UBS loan, there were no material changes to our market exposure risk since December 31, 2008.

Item 4.	Controls and Procedures.

Evaluation of disclosure controls and procedures. Based on our management’s evaluation (with the participation of our chief executive officer and chief financial officer), our chief executive officer and chief financial officer have concluded that, subject to limitations described below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), were effective as of September 30, 2009.

Changes in internal control over financial reporting. There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We have a history of net losses, which we expect to continue for the next several years. We will never be profitable unless we develop, and obtain regulatory approval and market acceptance of, our product candidates.*

To date, we have not obtained regulatory approval for the commercial sale of any products, and we have not received any revenue from the commercial sale of products. Due to the significant research and development expenditures required to develop our TRAP technology and identify new product candidates, and the lack of any products to generate revenue, we have not been profitable and have incurred operating losses since we were incorporated in 1988. As of September 30, 2009, we had an accumulated deficit of $499.4 million. We expect to incur losses for the next several years as we continue our research and development activities and incur significant clinical testing and drug supply manufacturing costs. We do not anticipate that we will generate product revenue for several years. Our losses, among other things, have caused and will cause our stockholders’ equity and working capital to decrease. We expect that this trend will continue until we develop, and obtain regulatory approval and market acceptance of, our product candidates, if at all. We may never generate product revenue sufficient to become profitable.

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

If we are unable to raise adequate funds in the future, we will not be able to continue to fund our operations, research programs, preclinical testing and clinical trials to develop and manufacture our product candidates.*

The process of carrying out the development of our own unpartnered product candidates to later stages of development and developing other research programs to the stage that they may be partnered to a pharmaceutical or biotechnology company will require significant additional expenditures, including the expenses associated with preclinical testing, clinical trials and obtaining regulatory approval. We believe that our existing cash and investment securities will be sufficient to support our current operating plan until mid-2011. Unanticipated changes in our research and development plans or other changes affecting our operating expenses may affect actual future consumption of existing cash resources as well. In any event, we will require substantial additional financing to fund our operations in the future. We do not know whether additional financing will be available when needed or that, if available, we will be able to obtain financing on terms favorable to our stockholders. In addition, the recent tightening of credit markets and concerns regarding the availability of credit, particularly in the United States, may also have negatively impacted our ability to raise additional capital to fund our business. As of September 30, 2009, our accumulated deficit was $499.4 million, and we expect to incur capital outlays and operating expenditures for the next several years as we continue our clinical, research and development activities. The extent of any actual increase in operating or capital spending will depend in part on the clinical success of our product candidates. If we fail to raise adequate funds on terms acceptable to us, if at all, we will not be able to continue to fund our operations, research programs, preclinical testing, clinical trials and manufacturing efforts.

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

The investment of our substantial cash balance and our investments in marketable debt securities have resulted in a lack of liquidity which may cause losses and will continue to affect the liquidity of these investments.*

At September 30, 2009, we had $7.0 million in cash, cash equivalents and restricted cash and $38.2 million in investments in marketable debt securities. We have historically invested these amounts in U.S. government agencies, municipal notes which may have an auction reset feature, corporate notes and bonds, commercial paper and money market funds meeting certain criteria. Certain of these investments are subject to general credit, liquidity, market and interest rate risks, which have been exacerbated by U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. These market risks associated with our investment portfolio may have an adverse effect on our operations, liquidity and financial condition.

As of September 30, 2009, $13.8 million (par value) of our investment portfolio was invested in corporate and municipal notes investments with an auction reset feature in the form of auction rate certificates and auction preferred stock, collectively known as auction rate securities, or ARS. Historically, the fair value of ARS investments approximated par value due to the frequent resets through the auction process. Beginning in late 2007, our securities invested in ARS failed to settle in scheduled auctions due to liquidity crises. An auction failure means that the parties wishing to sell securities could not make the sale, but does not result in the securities going into default because the issuer continues to pay interest. These investments are not liquid and their carrying amounts are impaired due to the adverse change in the corporate debt market. As a result, we have written-down the carrying amount of these investments and recognized a loss of approximately $3.5 million through September 30, 2009. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record additional impairment charges on these investments.

On November 10, 2008, we entered into an agreement with UBS AG and its affiliates, or UBS, whereby we received rights to sell all our ARS held in our UBS account at par value to UBS at any time during a two-year period beginning on June 30, 2010 and ending on July 2, 2012. In connection with our acceptance of UBS’ offer to enter into that agreement, UBS made available to us “no net cost” loans, secured by our ARS, for up to 75% of the market value of our ARS, where interest payable on the loan does not exceed interest earned on our ARS. On December 31, 2008, we borrowed $8 million from UBS in accordance with such a secured, “no net cost” demand facility. On June 10, 2009, UBS elected to purchase a portion of our ARS under the Rights Agreement at par value of $4.9 million. Proceeds of the sale of our ARS were applied to repayment of the credit line leaving a balance of $3.1 million as of September 30, 2009. If we are unable to liquidate our remaining ARS to obtain funds when needed we may be unable to fund our operations. There can be no assurance as to the timing of when, or if, the market for ARS will recover in a manner that will allow us to receive a return of some or all of our principal or to meet our liquidity needs.

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

Substantial future sales of our common stock by us or by our existing stockholders could cause our stock price to fall.*

Additional equity financings or other share issuances by us, including shares issued in connection with strategic alliances and corporate partnering transactions, could adversely affect the market price of our common stock. Sales by existing stockholders of a large number of shares of our common stock in the public market or the perception that additional sales could occur could cause the market price of our common stock to drop. As of September 30, 2009, 53,430,083 shares of our common stock were outstanding, of which 53,100,447 shares were freely tradable, in some cases subject to certain volume, notice and manner of sale restrictions under Rule 144 of the Securities Act of 1933.

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

Our stock price may be volatile, you may not be able to resell your shares at or above your purchase price.*

Our stock prices and the market prices for securities of biotechnology companies in general have been highly volatile, with recent significant price and volume fluctuations, and may continue to be highly volatile in the future. For example, our stock price dropped by 71% on the day following the announcement in December 2006 that the preliminary top-line results of our first three Phase 3 trials did not meet primary end-points. During the nine months ended September 30, 2009, our common stock traded between $0.27 and $1.40, and on September 30, 2009, our common stock closed at $0.79. You may not be able to sell your shares quickly or at the market price if trading in our stock is not active or the volume is low. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock, some of which are beyond our control:

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

Date: November 13, 2009

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