Form 10-K
period 2009-12-31
TELIK INC
filed 2010-03-02
CIK 1109196

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from                      to                     .

Commission file number: 0-31265

TELIK, INC.

(Exact name of Registrant as specified in its charter)

Delaware	93-0987903
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3165 Porter Drive, Palo Alto, CA 94304

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (650) 845-7700

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value per share	Nasdaq Capital Market

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $22,209,917 as of June 30, 2009, based upon the closing sale price on the Nasdaq Global Market reported on June 30, 2009. The calculation excludes approximately 27,226,777 shares held by directors, officers and stockholders whose ownership exceeded five percent of the Registrant’s outstanding Common Stock as of June 30, 2009. Exclusion of these shares should not be construed to indicate that such person controls, is controlled by or is under common control with the Registrant. The determination of affiliate status for the purposes of this calculation is not necessarily a conclusive determination for other purposes.

There were 53,430,083 shares of Registrant’s Common Stock issued and outstanding as of February 22, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Items 9, 10, 11, 12 and 13 of Part III incorporate information by reference from the definitive proxy statement to be filed on or before April 30, 2009 with the Securities and Exchange Commission pursuant to Regulation 14A for the Registrant’s Annual Meeting of Stockholders. Except with respect to the information specifically incorporated by reference in this Form 10-K, the proxy statement is not deemed to be filed as part hereof.

TELIK, INC.

2009 ANNUAL REPORT ON FORM 10-K

Disclosure Regarding Forward-Looking Statements

This Annual Report on Form 10-K, including the documents that we incorporate by reference, contains statements indicating expectations about future performance and other forward-looking statements that involve risks and uncertainties. We usually use words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “future,” “intend,” “potential,” or “continue” or the negative of these terms or similar expressions to identify forward-looking statements. These statements appear throughout this Annual Report on Form 10-K and are statements regarding our current intent, belief, or expectation, primarily with respect to our operations and related industry developments. Examples of these statements include, but are not limited to, statements regarding the following: the implications of interim or final results of our Phase 2 clinical and Phase 3 registration trials, the progress and timing of our research programs, including clinical testing, our anticipated timing for filing additional Investigational New Drug, or IND, applications with the United States Food and Drug Administration for the initiation or completion of Phase 1, Phase 2 or Phase 3 testing for any of our product candidates, the extent to which our issued and pending patents may protect our products and technology, our ability to identify new product candidates using TRAP technology (our proprietary Target-Related Affinity Profiling technology, which is discussed below), the potential of such product candidates to lead to the development of safer or more effective therapies, our ability to develop the technology derived from our collaborations and to enter into additional collaborations, our future operating expenses, our future losses, our future expenditures for research and development, the sufficiency of our cash resources to fund current and future operations. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in the section of Item 1A entitled “Risk Factors,” and elsewhere in this Annual Report. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

TELIK, the Telik logo, TRAP, TELCYTA and TELINTRA are trademarks or registered trademarks of Telik, Inc. All other brand names or trademarks appearing in this Annual Report are the property of their respective holders.

PART I

Item 1.	Business.

Overview

Our Business and Strategy

Telik, Inc. was incorporated in Delaware in 1988 and is a clinical-stage drug development company focused on discovering and developing small molecule drugs to treat cancer. We discover our product candidates using our proprietary drug discovery technology, Target-Related Affinity Profiling, or TRAP, which we believe enables the rapid and efficient discovery of small molecule product candidates. Our business strategy is to:

•

Advance TELINTRA through Phase 2 clinical studies, and after obtaining clinical data, enter into a partnership with a pharmaceutical or biotechnology company to assist in further development and commercialization;

•	Seek a partnership for TELCYTA for further development and commercialization;

•	License early product candidates, discovered through TRAP, which are outside our therapeutic focus, to other companies for development and commercialization;

•	Advance new product candidates or indications into the clinic;

•	Develop a portfolio of small molecule product candidates to address unmet needs in cancer treatment; and

•	Utilize our proprietary TRAP drug discovery platform to provide a pipeline of future product development candidates.

Clinical Product Development

TELINTRA, our current drug product candidate in clinical development, is a small molecule glutathione analog inhibitor of the enzyme glutathione S-transferase P1-1. We are developing TELINTRA for the treatment of blood disorders associated with low blood cell levels, such as neutropenia or anemia. In 2008, we initiated a Phase 2 clinical trial of TELINTRA tablets, for the treatment of patients with Myelodysplastic Syndrome, or MDS. The trial for MDS completed enrollment of 86 patients. In the second quarter of 2009, we initiated a Phase 2 randomized study in Severe Chronic Neutropenia, or SCN, to determine the effect of TELINTRA tablets on absolute neutrophil count in patients with this disease. The trial for SCN is intended to enroll a total of 20 patients. In the fourth quarter of 2009, we initiated a Phase 1 dose-ranging study of TELINTRA tablets in combination with Lenalidomide in patients with MDS. We expect to enroll up to 30 patients for this study.

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

TELCYTA has shown clinical antitumor activity alone and in combination with standard chemotherapeutic agents in multiple Phase 2 clinical trials in refractory or resistant ovarian, non-small cell lung, breast and colorectal cancer. We completed a multicenter, randomized clinical study of 125 patients of TELCYTA in combination with liposomal doxorubicin versus liposomal doxorubicin as second line therapy in platinum refractory or resistant ovarian cancer and announced results at the American Society of Clinical Oncology, or ASCO, in May 2009. We are currently seeking a partnership with a pharmaceutical or biotechnology company to further advance the development and commercialization of TELCYTA.

Preclinical Drug Product Development

We currently have a small molecule compound, TLK60404, in preclinical development that inhibits both Aurora kinase and VEGFR kinase. Aurora kinase is a signaling enzyme whose function is required for cancer cell division, while vascular endothelial growth factor, or VEGF, plays a key role in tumor blood vessel formation, ensuring an adequate supply of nutrients to support tumor growth. The lead compounds of our first dual inhibitor program met a development milestone in August 2008 by demonstrating anticancer activity in preclinical models of human colon cancer and human leukemia. We are conducting the required preclinical safety studies that if successful may support the potential filing of an IND application with the FDA.

Using our TRAP technology, we have discovered TLK60357, a novel, potent small molecule inhibitor of cell division. TLK60357 inhibits the formation of microtubules that are necessary for cancer cell growth leading to persistent cancer cell block and subsequent cell death at the G2/M phase of the cell cycle. This compound demonstrates potent broad-spectrum anticancer activity against a number of human cancer cells. This compound also displays oral efficacy in multiple, standard preclinical models of cancer. TLK60357 is currently being evaluated in preclinical safety studies.

TLK60596 is a small-molecule dual inhibitor of VEGFR1 and VEGFR2 kinase. VEGFR1/2 kinases are known to mediate the formation of new blood vessels in human cancers allowing them to grow. In standard animal models of human colon cancer, oral administration of TLK60596 significantly reduced tumor growth. We are conducting further preclinical assessment of TLK60596.

TLK58747 is a novel metabolically activated cytotoxic small molecule that we identified as a new product candidate in 2006. TLK58747 causes apoptosis and G2/M cell cycle arrest in a broad array of human cancer cell lines including those not expressing GST P1-1. In preclinical testing, it has shown significant antitumor activity in human breast, pancreatic, brain and colon tumors in models of human cancer when administered either orally or by injection.

Clinical Product Development Programs

Our two most advanced product candidates, TELINTRA and TELCYTA, are being developed to treat cancers for which there is significant demand for new therapies. Cancer is the second most common cause of death in the United States according to the American Cancer Society’s 2009 Cancer Facts and Figures. The five-year survival rates for patients with cancers that have spread from their original sites, although improved in recent years, are still poor. These poor survival rates reflect the limitations of current treatments and the development of resistance to available treatments. In addition, current treatments are often associated with severe toxic side effects.

TELINTRA

TELINTRA is a small molecule product candidate that we believe has the potential to increase blood cell counts in cancer patients. Decreased blood cell levels, especially of white cells, occur as a common side effect of cancer chemotherapy and render the already weakened cancer patient susceptible to life-threatening infections. Low blood cell levels are also found in a number of pre-leukemic conditions, including MDS, which may require treatment. TELINTRA accelerated the recovery of white blood cells (neutrophils) in preclinical models of chemotherapy induced neutropenia. In addition, TELINTRA causes the death of human leukemia cells in laboratory tests and this activity may lead to a beneficial effect in the treatment of MDS, a pre-leukemic condition. The tablet formulation of TELINTRA may offer advantages, including ease of manufacturing and oral administration and allow us to offer a product that is an attractive alternative to the currently marketed parenterally administered drugs.

We completed a Phase 1-2a study in patients with MDS using a tablet formulation of TELINTRA. Positive results from a Phase 1 dose escalation study of TELINTRA tablets in patients with MDS were published in a leading peer reviewed journal. Clinical data demonstrated that TELINTRA tablets were well tolerated and clinically active in patients with all stages of MDS. At the 99th Annual Meeting of the American Association for Cancer Research in April 2008, we presented additional data on the TELINTRA induced cancer cell death of human leukemia cells. In 2008, we initiated two randomized Phase 2 clinical trials of TELINTRA tablets, one for the treatment of patients with MDS and the other for the treatment of Chemotherapy Induced Neutropenia, or CIN, in patients with locally advanced or metastatic non-small cell lung cancer. In the second quarter of 2009, we initiated a Phase 2 randomized study in Severe Chronic Neutropenia, or SCN, to determine the effect of TELINTRA tablets on absolute neutrophil levels in patients with this disease and we discontinued the trial for CIN to focus resources on the development of TELINTRA tablets in MDS and hematologic malignancies. The trial for MDS completed enrollment of 86 patients. The trial for SCN is intended to enroll a total of 20 patients. In the fourth quarter of 2009, we initiated a Phase 1 dose-ranging study of TELINTRA tablets in combination with Lenalidomide in patients with MDS. We expect to enroll up to 30 patients for this study.

TELCYTA

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

TELCYTA has been evaluated in multiple Phase 2 and Phase 3 clinical trials, including trials using TELCYTA as monotherapy and in combination regimens in ovarian, non-small cell lung, breast and colorectal cancer. Results from these clinical trials indicate that TELCYTA monotherapy was generally well-tolerated, with mostly mild to moderate side effects, particularly when compared to the side effects and toxicities of standard chemotherapeutic drugs. When TELCYTA was evaluated in combination with standard chemotherapeutic drugs, the tolerability of the combinations was similar to that expected of each drug alone. This tolerability profile may be an important clinical advantage for TELCYTA since combination drug regimens are commonly used in cancer treatment. Clinical activity including objective tumor responses and/or disease stabilization was reported in the TELCYTA Phase 2 trials; however, TELCYTA did not meet its primary endpoints in the Phase 3 studies. Positive results from a Phase 1-2a multicenter, dose-ranging study of TELCYTA in combination with carboplatin and paclitaxel as first-line therapy for patients with non-small cell lung cancer, or NSCLC, were published in a leading peer reviewed publication. Clinical data demonstrated positive results of TELCYTA in combination with carboplatin and paclitaxel in the treatment of first-line lung cancer followed by TELCYTA maintenance therapy.

We are currently seeking a partnership with a pharmaceutical or biotechnology company to further advance the development and commercialization of TELCYTA.

Preclinical Drug Product Development

TLK60404—Aurora Kinase/VEGFR Inhibitors

We have a small molecule compound, TLK60404, in preclinical development that inhibits both Aurora kinase and VEGFR kinase. Aurora kinase is a signaling enzyme whose function is required for cancer cell division, while VEGF plays a key role in tumor blood vessel formation, ensuring an adequate supply of nutrients to support tumor growth. The lead compounds of our first dual inhibitor program met a development milestone in August 2008 by demonstrating anticancer activity in preclinical models of human colon cancer and human leukemia. These lead compounds prevented tumor growth in preclinical models of human colon cancer and human leukemia by inhibiting both Aurora kinase and VEGFR kinase. Our data support the concept that dual inhibition of Aurora kinase and VEGFR kinase represents a promising approach for anticancer therapy. A development drug product candidate, TLK60404, has been selected. We are conducting the required preclinical safety studies that if successful may support the potential filing of an IND application with the FDA.

TLK60357—Antimitotic Agent

Using our TRAP technology, we have discovered TLK60357, a novel, potent small molecule inhibitor of cell division. TLK60357 inhibits the formation of microtubules that are necessary for cancer cell growth leading to persistent G2/M cancer cell cycle block and subsequent cell death. This compound demonstrates potent broad-spectrum anticancer activity against a number of human cancer cells. This compound also displays oral efficacy in multiple, standard preclinical models of cancer. TLK60357 is currently being evaluated in preclinical safety studies.

TLK60596—VEGFR Inhibitor

TLK60596, a potent VGFR kinase inhibitor, blocks the formation of new blood vessels in tumors. Oral administration of TLK60596 to animal models of human colon cancer significantly reduced tumor growth. TLK60596 is undergoing further preclinical assessment.

TLK58747—Cytotoxic Small Molecule

TLK58747 is a novel metabolically activated cytotoxic small molecule. TLK58747 induces apoptosis and G2/M, cell cycle arrest in a broad array of human cancer cell lines including those not expressing GST P1-1. It has shown significant antitumor activity in human breast, pancreatic, brain and colon tumors in preclinical models of human cancer when administered either orally or by injection.

Research Discovery Programs

In addition to generating our current clinical product candidate portfolio, TRAP has allowed us to build our research pipeline with product candidates against targets in cancer. We have chosen to pursue those protein targets that have engendered a high level of interest in the drug discovery community, address important unmet clinical needs and whose modulation are expected to have a beneficial effect in treating a given disease. We are continually evaluating and prioritizing our early stage programs.

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

We have computationally enhanced TRAP by calculating affinity fingerprints, which greatly expands the number of compounds that can be surveyed. Our small-molecule database now has over 3.5 million computed affinity fingerprints. This approach has eliminated our need to maintain a large chemical inventory, resulting in a significant cost savings. Also, since fingerprints can be computed, TRAP can guide medicinal chemistry by evaluating potential compounds before they are made, thereby reducing the time and resources needed to develop a product candidate.

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

These collaborations include the following:

Mount Sinai School of Medicine

In March 2008, we entered into a research and license agreement with the Mount Sinai School of Medicine, or Mount Sinai, to use our TRAP technology for the identification of small molecule compounds active against a target chosen by Mount Sinai. Mount Sinai has the right to select compounds arising from the collaboration for further development. The agreement provides for the payment of royalties to us based on product sales or licensing fees, and will expire at the end of the royalty period.

Hospital for Special Surgery

In September 2008, we entered into a TRAP screening agreement with the Hospital for Special Surgery, or HSS. The Research Division of HSS studies the mechanisms underlying musculoskeletal and autoimmune diseases to discover effective treatments for these disorders. We and HSS are using TRAP technology for the identification of small molecule compounds that inhibit a key enzyme in cell signaling and migration.

Swiss Tropical Institute

In October 2008, we entered into a TRAP screening agreement with the Swiss Tropical Institute, or STI. STI, in Basel, Switzerland, has research programs in molecular parasitology and infection biology, particularly applied to tropical diseases, to discover effective treatments for these diseases. Telik and STI are using TRAP technology for the identification of small molecules that affect two key tropical parasites.

The above agreements do not have significant impact on our financial statements.

We terminated our agreements with SRI International and ReceptorBio, Inc. in December 2009 and October 2009, respectively.

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

	US patent expirations		Foreign patent expirations
TRAP	2014		N/A
Product candidates
TELCYTA	2013		2014
TELINTRA	2014		2014
TLK60404	2029	*	2029	*
TLK60357	2029	*	2029	*
TLK60596	2030	*	2030	*
TLK58747	2025	*	2025	*

*	Including pending and planned applications

We may obtain patents for our product candidates many years before we obtain marketing approval for them. We can generally expect to obtain patent term extensions of up to five years for patents covering our product candidates in many countries when and if marketing approvals are obtained. In foreign countries, these extensions are available only if approval is obtained before the patent expires, but in the United States, extensions are available even if approval is obtained after the patent would expire normally through a system of interim extensions until approval. In addition, we are actively pursuing multiple life cycle patent applications for TELINTRA and TELCYTA, including applications related to combination therapies, polymorphs, formulations and manufacturing processes.

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

The cost of preparing and submitting a New Drug Application, or NDA, is substantial. Under federal law, the submission of most NDAs is additionally subject to a substantial application user fee and the manufacturer and/or sponsor under an approved new drug application are also subject to annual product and establishment user fees.

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

Clinical trials in the United States are conducted in three sequential phases though the phases may overlap. Phase 1 clinical trials may be performed in healthy human subjects or, depending on the disease, in patients. The goal of Phase 1 clinical trials is to establish initial data about the safety and tolerance of the product candidate in humans. In Phase 2 clinical trials, in addition to safety, the efficacy of the product candidate is evaluated in a limited number of patients with the target disease. Phase 3 clinical trials typically involve additional testing for safety and clinical efficacy in expanded, large-scale, multicenter studies of patients with the target disease. We have engaged contract research organizations, or CROs, to facilitate the administration of some of our clinical trials.

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

Manufacturing

We are using third-party manufacturers to produce clinical supplies of TELCYTA under cGMP regulations. We are currently dependent on a single source of supply from AMRI Rensselaer, Inc., or AMRI, previously known as Organichem Corporation, for the active ingredient in TELCYTA. In July 2004, we entered into an agreement with AMRI under which AMRI has agreed to manufacture and supply to us the active ingredient in TELCYTA for clinical and commercial purposes. We and AMRI have agreed on a pricing schedule for such supply, which is subject to future renegotiation. AMRI has agreed to maintain sufficient capacity to satisfy its supply obligations under the agreement, and we are entitled to reduced prices in the event of a significant production shortfall. For a number of years, we are obligated to purchase from AMRI a significant percentage of our United States requirements for the active ingredient in TELCYTA. Our agreement with AMRI will remain in force until it is terminated through one of the following mechanisms: either party may terminate the agreement for an uncured or uncurable breach of other party, or immediately upon a series of material breaches, and we have the right to terminate the agreement if TELCYTA is not approved for commercial sale by the FDA or if such approval is revoked. We also have the right to terminate the agreement upon repeated production shortfalls by AMRI. Neither party has the right to terminate the agreement at will until several years after the FDA approves TELCYTA for commercial sale. We currently depend upon two sources for the drug product manufacture of TELCYTA.

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

Research and Development

Our goal is to develop small molecule drugs for major disease areas and this goal has been supported by our substantial research and development investments. We spent approximately $12.7 million in 2009, $24.0 million in 2008 and $43.0 million in 2007 on research and development. We conduct research internally and also through collaborations with third parties, including universities. In 2009, approximately 78% of our research and development was conducted internally and 22% was conducted through collaborations with third parties, including CROs and consultants.

Employees

As of February 15, 2010, our workforce consisted of 41 full-time and two part-time employees, ten of whom hold Ph.D. or M.D. degrees, or both, and one of whom hold other advanced degrees. Of our total workforce, 24 are engaged in research and development and 19 are engaged in business development, finance and administration. None of our employees are represented by a collective bargaining agreement, nor have we experienced any significant work stoppages. We believe that our relations with our employees are good.

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

Our business faces significant risks, some of which are set forth below to enable readers to assess, and be appropriately apprised of, many of the risks and uncertainties applicable to the forward-looking statements made in this Annual Report. You should carefully consider these risk factors as each of these risks could adversely affect our business, operating results and financial condition. If any of the events or circumstances described in the following risks actually occurs, our business may suffer, the trading price of our common stock could decline and our financial condition or results of operations could be harmed. Given these risks and uncertainties, you are cautioned not to place undue reliance on forward-looking statements. These risks should be read in conjunction with the other information set forth in this Annual Report. There may be additional risks faced by our business, though we do believe that the risks set forth below reflect the more important ones.

We have a history of net losses, which we expect to continue for the next several years. We will never be profitable unless we develop, and obtain regulatory approval and market acceptance of, our product candidates.

To date, we have not obtained regulatory approval for the commercial sale of any products, and we have not received any revenue from the commercial sale of products. Due to the significant research and development expenditures required to develop our TRAP technology and identify new product candidates, and the lack of any products to generate revenue, we have not been profitable and have incurred operating losses since we were incorporated in 1988. As of December 31, 2009, we had an accumulated deficit of $503.6 million. We expect to incur losses for the next several years as we continue our research and development activities and incur significant clinical testing and drug supply manufacturing costs. We do not anticipate that we will generate product revenue for several years. Our losses, among other things, have caused and will cause our stockholders’ equity and working capital to decrease. We expect that this trend will continue until we develop, and obtain regulatory approval and market acceptance of, our product candidates, if at all. We may never generate product revenue sufficient to become profitable.

Both of our most advanced drug product candidates, TELINTRA and TELCYTA, are in clinical development. If clinical trials of our product candidates are delayed or unsuccessful, or if we are unable to complete the preclinical development of our other preclinical product candidates, our business may suffer.

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

In January 2007, we completed a Phase 2 clinical trial of the intravenous formulation of TELINTRA in MDS, a form of pre-leukemia, to evaluate safety, pharmacokinetics, pharmacodynamics and efficacy. In February 2006, we initiated a Phase 1-2a clinical trial of a tablet formulation of TELINTRA in MDS and announced final data at the American Society of Hematology meeting in December 2007. In May 2008, we initiated a Phase 2 clinical trial of TELINTRA tablets for the treatment of patients with MDS. In April 2009, we initiated another randomized Phase 2 clinical trial in Severe Chronic Neutropenia, or SCN; and in November 2009, we initiated a Phase 1 Dose-Ranging Study of TELINTRA tablets in combination with Lenalidomide in patients with MDS. Our success depends in part on our ability to continue clinical development of TELINTRA.

TELCYTA has been evaluated in multiple Phase 1, Phase 2 and Phase 3 clinical trials. On June 3, 2007, we announced that the Phase 3 trials did not achieve their primary endpoints. Subsequently, on June 4, 2007, the

FDA initiated a full clinical hold for TELCYTA. On June 15, 2007, the FDA converted the full clinical hold to a partial hold, thereby enabling patients that had been enrolled in the trials the opportunity to continue to receive study treatments, including TELCYTA in combination with chemotherapy, subject to re-consenting procedures. In October 2007, after completing their review of the detailed safety and other information we submitted, the FDA removed the partial hold, permitting the resumption of our TELCYTA clinical development. As a result of these circumstances, the FDA requires that we conduct additional studies of TELCYTA to complete clinical development.

Our success depends in part on our ability to continue clinical development of TELINTRA. If we do not have sufficient capital required to conduct additional studies or if the data on future clinical trials are not positive, we may not be able to continue clinical development on TELINTRA or TELCYTA and our business will suffer.

We rely on third-party clinical investigators to conduct our clinical trials and, as a result, we may face additional delays outside our control. We engaged contract research organizations, or CROs, to facilitate the administration of our Phase 3 clinical trials of TELCYTA. Dependence on a CRO subjects us to a number of risks. We may not be able to control the amount and timing of resources the CRO may devote to our clinical trials. Should the CRO fail to administer our Phase 3 clinical trials properly and on a timely basis, regulatory approval, development and commercialization of TELCYTA will be delayed.

We do not know whether we will begin planned clinical trials on time or whether we will complete any of our on-going clinical trials on schedule, if at all. Clinical trials can be delayed for a variety of other reasons, including delays in clinical testing, obtaining regulatory approval to commence a study, delays in reaching agreement on acceptable clinical study agreement terms with prospective clinical sites, delays in obtaining institutional review board approval to conduct a study at a prospective clinical site and delays in recruiting subjects to participate in a study. Even if we are able to complete such clinical trials, we do not know whether any such trials will result in marketable products. Typically, there is a high rate of failure for product candidates in preclinical and clinical trials. We do not anticipate that any of our product candidates will reach the market for at least the next several years.

Delays in clinical testing can also materially impact our product candidates’ development costs. If we experience delays in clinical testing or approvals, our product candidates’ development costs will increase. For example, we may need to make additional payments to third-party investigators and organizations to retain their services or we may need to pay additional recruitment incentives. If the delays are significant, our financial results and the commercial prospects for our product candidates will be harmed, and our ability to become profitable will be significantly impaired or delayed.

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

We expect to enter into collaborative arrangements with third parties for clinical trials, development, manufacturing, regulatory approvals or commercialization of some of our product candidates. Dependence on collaborative arrangements will subject us to a number of risks. We may not be able to control the amount and timing of resources our collaborative partners may devote to the product candidates. Our collaborative partners may experience financial difficulties. Should a collaborative partner fail to develop or commercialize a compound or product candidate to which it has rights from us, we may not receive any future milestone payments and will not receive any royalties for that compound or product candidate. Business combinations or significant changes in a collaborative partner’s business strategy may also adversely affect a partner’s willingness or ability to complete its obligations under an arrangement. If we fail to enter into additional collaborative agreements on favorable terms, our business, financial condition and results of operations could be materially adversely affected.

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

If we are unable to raise adequate funds in the future, we will not be able to continue to fund our operations, research programs, preclinical testing and clinical trials to develop and manufacture our drug product candidates.

The process of carrying out the development of our own unpartnered product candidates to later stages of development and developing other research programs to the stage that they may be partnered to a pharmaceutical or biotechnology company will require significant additional expenditures, including the expenses associated with preclinical testing, clinical trials and obtaining regulatory approval. We believe that our existing cash and investment securities will be sufficient to support our current operating plan until mid-2011. Unanticipated changes in our research and development plans or other changes affecting our operating expenses may affect actual future consumption of existing cash resources as well. In any event, we will require substantial additional financing to fund our operations in the future. We do not know whether additional financing will be available when needed or that, if available, we will be able to obtain financing on terms favorable to our stockholders. In addition, the recent tightening of credit markets and concerns regarding the availability of credit, particularly in the United States, may also have negatively impacted our ability to raise additional capital to fund our business. As of December 31, 2009, our accumulated deficit was $503.6 million, and we expect to incur capital outlays and operating expenditures for the next several years as we continue our clinical, research and development activities. The extent of any actual increase in operating or capital spending will depend in part on the clinical success of our product candidates. If we fail to raise adequate funds on terms acceptable to us, if at all, we will not be able to continue to fund our operations, research programs, preclinical testing, clinical trials and manufacturing efforts.

Our stock price has not met the minimum bid price for continued listing on the Nasdaq Global Market and may not meet the minimum bid price for continued listing on the Nasdaq Capital Market. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if we are delisted from Nasdaq or if we are unable to transfer our listing to another stock market.

On September 19, 2008, we received a letter from the Nasdaq Listing Qualifications Department indicating that, for 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Market under Nasdaq Marketplace Rule 5550(a)(2). The letter also stated that in accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), we were given 180 calendar days to regain compliance with this listing requirement, which may be accomplished if the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days. Subsequently, Nasdaq implemented temporary suspensions of the minimum bid price requirement, allowing us until January 4, 2010 to regain compliance. In December 2009, we applied for a transfer of the listing of our common stock to the Nasdaq Capital Market, as we met the initial inclusion criteria for the Nasdaq Capital Market, except for the bid price requirement. On January 5, 2010, we received notice from the Nasdaq Listing Qualifications Department that our application to transfer listing of our common stock from the Nasdaq Global Market to the Nasdaq Capital Market had been approved. The transfer was effective at the opening of the market on January 7, 2010. The notice stated that, in accordance with Listing Rule 5810(c)(3)(A), we are now provided an additional 180 day period, or until July 6, 2010, to regain compliance with the minimum bid price requirement. If we have not regained compliance at that time, Nasdaq will provide written notification that our securities will be delisted. Upon such notice, we may appeal this determination to the Hearings Panel. If we appeal the Nasdaq staff’s determination, there can be no assurance that the appeal would be successful.

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

At December 31, 2009, we had $12.9 million in cash, cash equivalents and restricted cash and $27.5 million in investments in marketable debt securities. We have historically invested these amounts in U.S. government agencies, municipal notes which may have an auction reset feature, corporate notes and bonds, commercial paper and money market funds meeting certain criteria. Certain of these investments are subject to general credit, liquidity, market and interest rate risks, which have been exacerbated by U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. These market risks associated with our investment portfolio may have an adverse effect on our operations, liquidity and financial condition.

As of December 31, 2009, $13.8 million (par value) of our investment portfolio was invested in corporate and municipal notes investments with an auction reset feature in the form of auction rate certificates and auction preferred stock, collectively known as auction rate securities, or ARS. Historically, the fair value of ARS investments approximated par value due to the frequent resets through the auction process. Beginning in late 2007, our securities invested in ARS failed to settle in scheduled auctions due to liquidity crises. An auction failure means that the parties wishing to sell securities could not make the sale, but does not result in the securities going into default because the issuer continues to pay interest. These investments are not liquid and their carrying amounts are impaired due to the adverse change in the corporate debt market. As a result, we have written-down the carrying amount of these investments and recognized a loss of approximately $3.4 million through December 31, 2009. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record additional impairment charges on these investments.

On November 10, 2008, we entered into an agreement with UBS AG and its affiliates, or UBS, whereby we received rights to sell all ARS held in our UBS account at par value to UBS at any time during a two-year period beginning on June 30, 2010 and ending on July 2, 2012. In connection with our acceptance of UBS’ offer to enter into that agreement, UBS made available to us “no net cost” loans, secured by our ARS, for up to 75% of the market value of our ARS, where interest payable on the loan does not exceed interest earned on our ARS. On December 31, 2008, we borrowed $8 million from UBS in accordance with such a secured, “no net cost” demand facility. On June 10, 2009, UBS elected to purchase a portion of our ARS under the Rights Agreement at par value of $4.9 million. Proceeds of the sale of our ARS were applied to repayment of the credit line leaving a balance of $3.1 million as of December 31, 2009. On February 12, 2010, UBS elected to repurchase a portion of our ARS under the Rights Agreement at par value of $4.0 million. $3.1 million of the proceeds from the sale of our ARS was applied to repay the remaining balance of the credit line. If we are unable to liquidate our remaining ARS to obtain funds when needed we may be unable to fund our operations. There can be no assurance as to the timing of when, or if, the market for ARS will recover in a manner that will allow us to receive a return of some or all of our principal or to meet our liquidity needs.

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

It may be difficult for us to retain our current employees and identify, hire and retain future employees.

Our future success depends in part upon our ability to attract and retain highly skilled personnel. Several factors could make it difficult for us to achieve this. Competition among numerous companies, academic and other research institutions for skilled personnel and experienced scientists may be intense and turnover rates high. The cost of living in the San Francisco Bay Area is high compared to other parts of the country, which could adversely affect our ability to compete for qualified personnel and increase our costs. Because of this competitive environment, we have encountered and may continue to encounter increasing difficulty attracting qualified personnel, particularly if our operations expand and the demand for these professionals increases.

In addition, we may have difficulty attracting and retaining personnel as a result of having carried out three workforce reductions since 2007, the most recent of which was completed in February 2009. We cannot assure you that future reductions or adjustments of our workforce will not be made or that issues, such as voluntary departures by some employees, associated with such reductions will not recur. These circumstances could significantly impede the achievement of our business objectives.

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

Before commencing clinical trials in humans, we, or our collaborators, must submit and receive approval from the FDA of an IND application. We must comply with FDA “Good Laboratory Practices” regulations in our preclinical studies. Clinical trials are subject to oversight by Institutional Review Boards, or IRBs, of participating clinical sites and the FDA and:

•	must be conducted in conformance with the FDA regulations;

•	must meet requirements for IRB approval;

•	must meet requirements for informed consent;

•	must meet requirements for Good Clinical Practices;

•	may require large numbers of participants; and

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

We are currently dependent on a single source of supply of the active ingredient in TELCYTA, AMRI. We currently depend upon two sources for the drug product manufacture of TELCYTA.

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

We have implemented anti-takeover provisions which could discourage or prevent a takeover, even if an acquisition would be beneficial to our stockholders, and may prevent attempts by our stockholders to replace or remove our current management.

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

In November 2001, our board of directors adopted a stockholder rights plan that may have the effect of discouraging, delaying or preventing a merger or acquisition that is beneficial to our stockholders by diluting the ability of a potential acquiror to acquire us. Under the plan, except under certain circumstances, if a person or group acquires 20% or more of our outstanding common stock, or 10 business days after a person or group commences or announces a tender or exchange offer for 20% or more of our outstanding common stock, that person or group becomes an “Acquiring Person”, and the rights (except those rights held by the Acquiring Person) would generally become exercisable for shares of our common stock at a discount. In May 2006, we amended the stockholder rights plan to exclude Eastbourne Capital Management, L.L.C. and certain related persons and entities, collectively Eastbourne, from the definition of Acquiring Person so long as neither Eastbourne nor its affiliates or associates, either individually or in the aggregate, becomes the beneficial owner of 25% or more of the common stock then outstanding. On December 11, 2006, the plan was further amended to increase this threshold to 30% with respect to Eastbourne. Because the potential acquiror’s rights would not become exercisable for our shares of common stock at a discount, the potential acquiror would suffer substantial dilution and may lose its ability to acquire us. In addition, the existence of the plan itself may deter a potential acquiror from acquiring us. As a result, either by operation of the plan or by its potential deterrent effect, mergers and acquisitions of us that our stockholders may consider in their best interests may not occur

Substantial future sales of our common stock by us or by our existing stockholders could cause our stock price to fall.

Additional equity financings or other share issuances by us, including shares issued in connection with strategic alliances and corporate partnering transactions, could adversely affect the market price of our common stock. Sales by existing stockholders of a large number of shares of our common stock in the public market or the perception that additional sales could occur could cause the market price of our common stock to drop. Substantially all of our outstanding shares of common stock were freely tradable and, in limited cases, subject to certain volume, notice and manner of sale restrictions under Rule 144 of the Securities Act of 1933.

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

Our stock prices and the market prices for securities of biotechnology companies in general have been highly volatile, with recent significant price and volume fluctuations, and may continue to be highly volatile in the future. For example, our stock price dropped by 71% on the day following the announcement in December 2006 that the preliminary top-line results of our first three Phase 3 trials did not meet primary end-points. During the twelve months ended December 31, 2009, our common stock traded between $0.27 and $1.40, and on December 31, 2009, our common stock closed at $0.78. You may not be able to sell your shares quickly or at the market price if trading in our stock is not active or the volume is low. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock, some of which are beyond our control:

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

In January 2008, the parties to the securities class action reached an agreement in principle to settle the claims, the settlement to be funded primarily by proceeds from insurance. In October 2008, the court entered a final judgment approving the settlement and resolving all class claims. Although the parties settled the class action claims and the court entered a final order approving the settlement, the order is the subject of a pro se appeal by an unaffiliated, individual shareholder.

We may in the future be the target of securities class action or shareholder derivative claims. Any such action or claims could result in substantial damages and may divert management’s time and attention from our business.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our facility consists of approximately 92,000 square feet of research and office space located at 3165 Porter Drive in Palo Alto, California. The term of this lease is approximately 11.5 years, commencing in January 2003 and terminating in May 2014 with an option to extend the lease term for a period of five years. In general, our facility is in good condition and is currently operating at an average capacity of approximately 26% due to our restructuring.

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

Market for Our Common Stock

We transferred listing of our common stock from The Nasdaq Global Market to The Nasdaq Capital Market on January 7, 2010 and continues to trade under the symbol “TELK”. The following table sets forth the high and low sales prices for our common stock for each quarterly period within the two most recent fiscal years.

	High	Low
2009
Quarter ended March 31, 2009	$0.56	$0.27
Quarter ended June 30, 2009	$1.40	$0.40
Quarter ended September 30, 2009	$1.25	$0.65
Quarter ended December 31, 2009	$1.02	$0.69

2008
Quarter ended March 31, 2008	$3.65	$1.80
Quarter ended June 30, 2008	$2.74	$1.18
Quarter ended September 30, 2008	$1.29	$0.52
Quarter ended December 31, 2008	$0.61	$0.16

Nasdaq stock listing compliance status

On September 19, 2008, we received notification from Nasdaq informing us that the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Market under Nasdaq Marketplace Rule 5550(a)(2) and giving us 180 days to regain compliance. Nasdaq subsequently implemented temporary suspensions of the minimum bid price requirement, allowing us until January 4, 2010 to regain compliance. In December 2009, we applied for a transfer of the listing of our common stock to the Nasdaq Capital Market, as we met certain initial inclusion criteria. On January 5, 2010, we received notice from the Nasdaq Listing Qualifications Department that our application to transfer listing of our common stock from the Nasdaq Global Market to the Nasdaq Capital Market had been approved. The transfer was effective at the opening of the market on January 7, 2010. In accordance with Listing Rule 5810(c)(3)(A), we now have an additional 180 day period, or until July 6, 2010, to regain compliance with the minimum bid price requirement.

As of February 22, 2010, there were 86 stockholders of record of our common stock. We have never paid our stockholders cash dividends, and we do not anticipate paying any cash dividends in the foreseeable future as we intend to retain any earnings for use in our business. Any future determination to pay dividends will be at the discretion of our board of directors.

Performance Graph

The following graph shows the total stockholder return of an investment of $100 in cash on December 31, 2004 for: (i) the Company’s Common Stock; (ii) the Nasdaq U.S. Index; and (iii) the Nasdaq Pharmaceutical Stocks Index. All values assume reinvestment of the full amount of all dividends and are calculated as of the last stock trading day of each year:

	December 31, 2004	December 30, 2005	December 29, 2006	December 31, 2007	December 31, 2008	December 31, 2009
Telik, Inc.	$100	$89	$23	$18	$2	$4
Nasdaq U.S. Index	100	102	112	122	59	84
Nasdaq Pharmaceutical Stocks Index	100	110	108	113	105	119

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

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share amounts)
Statement of Operations Data:
Contract revenue from collaborations	$—	$—	$—	$—	$19
Operating costs and expenses:
Research and development	12,723	23,952	43,032	71,522	71,345
General and administrative	10,810	10,560	15,941	16,288	11,278
Restructuring costs	951	196	1,356	—	—

Total operating costs and expenses	24,484	34,708	60,329	87,810	82,623

Loss from operations	(24,484)	(34,708)	(60,329)	(87,810)	(82,604)
Interest income and other, net	791	2,945	5,114	8,186	7,062

Net loss	$(23,693)	$(31,763)	$(55,215)	$(79,624)	$(75,542)

Basic and diluted net loss per share	$(0.44)	$(0.60)	$(1.05)	$(1.52)	$(1.47)

Shares used to calculate basic and diluted net
Loss per share	53,371	53,177	52,542	52,271	51,249

	As of December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents, investments and restricted Investments	$40,400	$63,469	$93,233	$141,665	$205,643
Working capital	39,221	48,778	69,410	120,845	187,276
Total assets	46,153	75,413	98,528	149,214	213,346
Current portion of capital lease obligations and loans	3,101	—	—	440	901
Non-current portion of capital lease obligations, loans and long-term liabilities	—	8,000	—	—	145
Accumulated deficit	(503,585)	(479,892)	(448,129)	(392,914)	(313,290)
Total stockholders’ equity	40,934	62,372	87,319	132,622	194,525

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Telik is engaged in the discovery and development of small molecule drugs. Our business strategy is to advance our product candidates through Phase 2 clinical studies, and to enter into a partnership with a pharmaceutical or biotechnology company to assist in further development and commercialization, license product candidates outside our therapeutic focus, and identify and develop additional drug product candidates.

We have incurred net losses since inception and expect to incur losses for the next several years as we continue our research and development activities. During the year ended December 31, 2009, loss from operations was $24.5 million and net loss was $23.7 million. Net cash used in operations for the year ended December 31, 2009 was $24.1 million and net cash, cash equivalents, investments and restricted investments at December 31, 2009 were $40.4 million. As of December 31, 2009, we had an accumulated deficit of $503.6 million.

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

In February 2009, we implemented a restructuring plan to further reduce our operating expenses and to streamline our infrastructure to focus on our most advanced preclinical and clinical development programs. As a result of the restructuring plan we reduced our workforce by 37 positions and recorded a charge of approximately $1.0 million for the year ended December 31, 2009, which primarily includes employee severance, payroll taxes and other personnel-related costs. As a result of our restructuring plan, we believe our existing cash resources will be sufficient to satisfy our current operating plan until mid-2011. Changes in our research and development plans or other changes affecting our operating expenses may affect actual future consumption of existing cash resources as well. In any event, we will require substantial additional financing to fund our operations in the future.

We expect that our quarterly and annual results of operations will fluctuate for the foreseeable future due to several factors, including the timing and extent of our research and development efforts and the outcome of our clinical trial activities. The successful development of our products is uncertain. As such, an accurate prediction of future operating results is difficult or impossible.

Clinical Product Development

TELINTRA, our current drug product candidate in clinical development, is a small molecule glutathione analog inhibitor of the enzyme glutathione S-transferase P1-1. We are developing TELINTRA for the treatment of blood disorders associated with low blood cell levels, such as neutropenia or anemia. In May 2008, we initiated two Phase 2 clinical trials of TELINTRA tablets, one for the treatment of patients with MDS and the other for the treatment of CIN in patients with locally advanced or metastatic non-small cell lung cancer receiving first-line chemotherapy. In the second quarter of 2009, we initiated a Phase 2 randomized study in SCN to determine the effect of TELINTRA tablets on absolute neutrophil count in patients with this disease and we discontinued the trial for CIN to focus resources on the development of TELINTRA tablets in MDS and hematologic malignancies. The trial for MDS completed enrollment of 86 patients. The trial for SCN is intended to enroll a total of 20 patients. In the fourth quarter of 2009, we initiated a Phase 1 dose-ranging study of TELINTRA tablets in combination with Lenalidomide in patients with MDS. We expect to enroll up to 30 patients for this study.

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

We have completed multiple Phase 1, Phase 2 and Phase 3 clinical trials with TELCYTA alone and in combination with standard chemotherapy drugs. These trials were conducted in refractory ovarian and non-small cell lung cancer. The Phase 3 trials did not achieve their primary endpoints. At the ASCO meeting in June 2009, we reported results of the trial comparing treatment with Doxil alone and TELCYTA plus Doxil in platinum refractory ovarian cancer in which a sub-set of patients with platinum refractory disease demonstrated a statistically significant improvement in progression free survival when treated with the combination containing TELCYTA as compared to Doxil alone. In addition, we published in a peer reviewed publication the results of a Phase 2 multicenter trial treating previously untreated lung cancer patients for the first time with carboplatin, paclitaxel and TELCYTA followed by TELCYTA maintenance that demonstrated a statistically significant improvement in the group of patient undergoing TELCYTA maintenance. We plan to seek a partnership with a pharmaceutical or biotechnology company to advance the development and potential commercialization of TELCYTA.

Preclinical Drug Product Development

TLK60404—Aurora Kinase/VEGFR Inhibitors

We have a small molecule compound inhibiting both Aurora kinase and VEGFR kinase. Aurora kinase is a signaling enzyme whose function is required for cancer cell division, while VEGF plays a key role in tumor blood vessel formation, ensuring an adequate supply of nutrients to support tumor growth. The lead compounds of our first dual inhibitor program met a development milestone in August 2008 by demonstrating anticancer activity in preclinical models of human colon cancer and human leukemia. These lead compounds prevented tumor growth in preclinical models of human colon cancer and human leukemia by inhibiting both Aurora kinase and VEGFR kinase. Our data support the concept that dual inhibition of Aurora kinase and VEGFR kinase represents a promising approach for anticancer therapy. A development drug product candidate, TLK60404, has been selected. We are conducting the required preclinical safety studies that if successful may support the potential filing of an IND application with the FDA.

TLK60357—Antimitotic Agent

Using our TRAP technology, we have discovered TLK60357, a novel, potent small molecule inhibitor of cell division. TLK60357 inhibits the formation of microtubules that are necessary for cancer cell growth leading to persistent cancer cell block and subsequent cell death at the G2/M cell cycle. This compound demonstrates potent broad-spectrum anticancer activity against a number of human cancer cells. This compound also displays oral efficacy in multiple, standard preclinical models of cancer. TLK60357 is currently being evaluated in preclinical safety studies.

TLK60596—VEGFR Inhibitor

TLK60596 is a small-molecule dual inhibitor of VEGFR1 and VEGFR2 kinase. VEGFR1/2 kinases are known to mediate the formation of new blood vessels in human cancers allowing them to grow. In standard animal models of human colon cancer, oral administration of TLK60596 significantly reduced tumor growth. TLK60596 is undergoing further preclinical assessment.

TLK58747—Cytotoxic Small Molecule

TLK58747 is a novel metabolically activated cytotoxic small molecule. TLK58747 induces apoptosis and G2/M, or cell division, cell cycle arrest in a broad array of human cancer cell lines including those not expressing GST P1-1. It has shown significant antitumor activity in human breast, pancreatic, brain and colon tumors in preclinical models of human cancer when administered either orally or by injection.

Other

We terminated our agreements with SRI International and ReceptorBio, Inc. in December 2009 and October 2009, respectively.

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

Nasdaq Stock Listing Compliance Status

On September 19, 2008, we received notification from Nasdaq informing us that the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Market under Nasdaq Marketplace Rule 5550(a)(2) and giving us 180 days to regain compliance. Nasdaq subsequently implemented temporary suspensions of the minimum bid price requirement, allowing us until January 4, 2010 to regain compliance. In December 2009, we applied for a transfer of the listing of our common stock to the Nasdaq Capital Market, as we met certain initial inclusion criteria. On January 5, 2010, we received notice from the Nasdaq Listing Qualifications Department that our application to transfer listing of our common stock from the Nasdaq Global Market to the Nasdaq Capital Market had been approved. The transfer was effective at the opening of the market on January 7, 2010. In accordance with Listing Rule 5810(c)(3)(A), we now have an additional 180 day period, or until July 6, 2010, to regain compliance with the minimum bid price requirement.

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

In connection with our acceptance of the offer to enter into the agreement, UBS has made available to us “no net cost” loans for up to 75% of the market value of our ARS, where interest payable on the loan does not exceed interest earned on our ARS. The loan is secured by our ARS. On December 31, 2008, we borrowed $8 million from UBS in accordance with such a secured, “no net cost” demand facility. On June 10, 2009, UBS repurchased a portion of our ARS under the Rights Agreement at par value of $4.9 million. Proceeds of the sale of our ARS were applied to repayment of the credit line leaving a balance of $3.1 million as of December 31, 2009. For the year ended December 31, 2009, interest paid on the loan was approximately $85,000 which was fully offset by interest earned on the pledged securities.

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

Fair Value Measurements

We invest our excess cash in money market funds, cash deposits, debt instruments of the U.S. government agency securities, auction rate securities, or ARS, and corporate notes. In the current market environment, the assessment of the fair value of the debt securities can be difficult and subjective. Accounting Standards Codification, or ASC, 820, “Fair Value Measurements and Disclosure”, establishes three levels of inputs that may be used to measure fair value The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

We have used Level 3 assumptions to estimate our ARS investments. Since the auctions for our ARS have continued to fail, these investments are not currently trading and therefore do not have a readily determinable market value. Accordingly, the estimated fair value of the ARS no longer approximates par value. Our ARS are held by UBS, one of our investment providers. On November 10, 2008, we accepted an offer, the “Right”, from UBS entitling us to sell our auction-rate securities originally purchased from UBS at par value at anytime during a two-year period from June 30, 2010 through July 2, 2012. We value this put option using a discounted cash flow model based on Level 3 assumptions. The assumptions used in valuing the ARS and the put option include estimates of, based on data available as of December 31, 2009, interest rates, timing and amount of cash flows, credit and liquidity premiums, expected holding periods of the ARS, loan rates per the UBS Rights offering and bearer risk associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010. Given the current market environment, these assumptions are volatile and subject to change, and therefore could result in significant changes to the fair value of ARS. We intend to exercise the Right from UBS on June 30, 2010 and as a result has classified these ARS as trading securities and recorded under short-term investments as of December 31, 2009. See Note 4 to the Financial Statements for additional information.

Stock-Based Compensation Expense

We used the fair value method under ASC 718, “Compensation—Stock Compensation” to account for share-based payment awards following the modified prospective method of adoption which provided for certain changes to the method for valuing stock-based compensation. Under ASC 718, employee stock-based compensation is estimated at the date of grant based on the employee stock award’s fair value using the Black-Scholes option-pricing model and is recognized as expense ratably over the requisite service period in a manner similar to other forms of compensation paid to employees. The Black-Scholes option-pricing model requires the use of certain subjective assumptions. The most significant of these assumptions are our estimates of the expected volatility of the market price of our stock and the expected term of the award. From January 1, 2007 to June 30, 2008, a blended rate of 50% historical volatility and 50% implied volatility was used to determine our expected stock-price volatility since we had sufficient market activity existed with respect to our traded options during such period. For the period from July 1, 2008 to December 31, 2009, the expected volatility was based solely on historical volatility as there was insufficient traded option activity resulting from our declining stock price. The expected term of options granted is based on the simplified method in accordance with the SEC Staff Accounting Bulletin, or SAB, Topic 14.D.2, as our historical share option exercise experience does not provide a reasonable basis for estimation. SAB Topic 14.D.2 was effective on January 1, 2008 and provided guidance to issuers on the method allowed in developing estimates of expected term of “plain vanilla” share options in accordance with ASC 718. SAB Topic 14.D.2 allows companies to continue to use the simplified method, under certain circumstances, beyond December 31, 2007. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We adjusted our forfeiture rate to reflect actual historical and expected cancellations of unvested options due to employee attrition. We increased our forfeiture rates from 14.0% in 2007 to 15.7% in 2008 and 2009. See also Note 8, “Stockholders’ Equity,” in the Notes to Financial Statements for further information.

If factors change and we develop different assumptions in the application of ASC 718 in future periods, the compensation expense that we record may differ significantly from what we have recorded in the current period.

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

Clinical development costs are a significant component of research and development expenses. We have a history of contracting with third parties that perform various clinical trial activities on our behalf in the on-going development of our product candidates. The financial terms of these contracts are subject to negotiation and may vary from contract to contract and may result in uneven payment flows. We accrue and expense costs for clinical trial activities performed by third parties based upon estimates of the percentage of work completed during a given period of time over the life of the individual study in accordance with agreements established with third-

party contract research organizations and clinical trial sites. We determine our estimates through discussion with internal clinical personnel and third-party service providers of the progress or stage of completion of trials or services and the agreed upon fee to be paid for such services in each agreement. These estimates may or may not match the actual services performed by the third-party organizations as measured by patient enrollment levels and related activities. We monitor patient enrollment levels and related activities to the extent possible; however, if we underestimate activity levels associated with various studies at a given point in time, we could record significant research and development expenses in future periods. Conversely, over estimation of activity levels could result in accrued expenses being reversed in future periods.

Use of Estimates

In preparing our financial statements to conform with GAAP, we make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results may differ from these estimates.

Results of Operations

Revenues

We had no collaborative research agreements in 2009, 2008 and 2007 and currently do not expect to record any revenue in the next twelve months. Future non-product revenues, if any, will depend upon the extent to which we enter into new collaborative research agreements and the amounts of payments relating to such agreements.

Research and Development Expenses

Research and development expenses for the years ended December 31, 2009, 2008 and 2007 were $12.7 million, $24.0 million and $43.0 million. Our research and development activities consist primarily of drug development, clinical supply manufacturing, clinical activities, discovery research, screening and identification of product candidates and preclinical studies. We group these activities into two major categories: “research and preclinical” and “clinical development.”

The costs associated with research and preclinical and clinical development activities approximate the following:

	Years Ended December 31,			Annual Percent Change
	2009	2008	2007	2009/2008	2008/2007
	(in thousands, except percentages)
Research and preclinical	$4,303	$14,012	$17,822	(69)%	(21)%
Clinical development	8,420	9,940	25,210	(15)%	(61)%

Total research and development	$12,723	$23,952	$43,032	(47)%	(44)%

Total research and development expenses for the year ended December 31, 2009 decreased by 47%, or $11.2 million, compared to the same period in 2008 primarily due to the following:

—	decreased costs of approximately $7.8 million in connection with headcount reduction as a result of our February 2009 restructuring and reduced research activities;

—	lower stock-based compensation expense of approximately $3.3 million primarily due to lower headcount associated with fewer outstanding options vested;

—	reduced expenses of approximately $1.1 million as Phase 3 clinical trial study activities in our ASSIST-1, ASSIST-2, ASSIST-3 and ASSIST-5 were completed;

—	decreased costs of approximately $413,000 as our TELCYTA Phase 2 combination trials in ovarian and lung cancer were completed and approximately $162,000 due to completion of Phase 1-2a TELINTRA oral formulation clinical trials for MDS. These reductions were offset by increased expenses of approximately $1.1 million for ongoing Phase 2 clinical trials of TELINTRA tablets; and

—	increased expenses of approximately $849,000 for TLK58747-Cytotoxic Small Molecule and TLK60404-Aurora Kinase preclinical development programs.

Stock-based compensation expense included in research and development expenses for the years ended December 31, 2009 and 2008 were $420,000 and $3.7 million.

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

Stock-based compensation expense included in research and development expenses for the years ended December 31, 2008 and 2007 were $3.7 million and $4.8 million.

We expect total research and development expenditures to continue to decrease in the next twelve months as we focus on the Phase 2 clinical trials of TELINTRA tablets and advance new drug product candidates into the clinic. Specifically, future headcount expenses will be lower due to the restructuring completed in 2009 and we expect both clinical and manufacturing expenditures to be lower than previous years as all remaining close-out expenses associated with our Phase 3 trials have been accounted for.

The following table summarizes our principal drug product candidate development initiatives:

	Related R&D Expenses Years Ended December 31,
Product	2009	2008	2007
	(in thousands)
TELINTRA	$6,832	$6,019	$3,785
TELCYTA	923	4,494	22,919
TLK58747	3,269	—	—
TLK60404	742	—	—
Other (1)	957	13,439	16,328

Total research and development expenses	$12,723	$23,952	$43,032

(1)	“Other” constitutes research and development activities performed by our Chemistry, Biology, Preclinical and Quality Assurance departments as these costs cannot be allocated to any individual project.

The largest component of our total operating expenses is our on-going investment in our research and development activities and, in particular, the clinical development of our product candidate pipeline. The process of conducting the clinical research necessary to obtain FDA approval is costly and time consuming. Current FDA requirements for a new human drug to be marketed in the United States include:

•	the successful conclusion of preclinical laboratory and animal tests, if appropriate, to gain preliminary information on the product’s safety;

•	filing with the FDA of an IND, to conduct initial human clinical trials for drug candidates;

•	the successful completion of adequate and well-controlled human clinical trials to establish the safety and efficacy of the product candidate; and

•	filing by company and acceptance and approval by the FDA of a NDA for a product candidate to allow commercial distribution of the drug.

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

General and Administrative Expenses

	Years Ended December 31,			Annual Percent Change
	2009	2008	2007	2009/2008	2008/2007
	(in thousands, except percentages)
General and administrative	$10,810	$10,560	$15,941	2%	(34)%

The increase in general and administrative expenses of 2%, or $250,000 in 2009 compared to the same period in 2008 was primarily due to increased legal and professional service expenses of approximately $336,000 related to corporate matters and business development activities and increased allocation of facility related expenses of approximately $1.0 million. The increase was partially offset by lower stock-based compensation expense of approximately $786,000 as a result of lower fair values of options vested and a decrease of approximately $343,000 in expenses related primarily to lower insurance expenses. Stock-based compensation expense included in general and administrative expenses for the years ended December 31, 2009 and 2008 were $1.8 million and $2.6 million.

The decrease in general and administrative expenses of 34%, or $5.4 million in 2008 compared to the same period in 2007 was primarily due to approximately $2.3 million associated with headcount reduction and related administrative expenses. In addition, legal expenses decreased by approximately $1.9 million primarily due to the completion of our class action lawsuit defense and reduced patent application expenses. Stock-based compensation expense also decreased by approximately $1.2 million primarily due to complete vesting of higher value stock options granted in earlier periods. Stock-based compensation expense included in general and administrative expenses for the years ended December 31, 2008 and 2007 were $2.6 million and $3.8 million.

We expect future general and administrative expenses to be lower than the 2009 spending level as we undertake efforts to control expenses.

Restructuring Costs

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Restructuring costs	$951	$196	$1,356

In February 2009, we implemented a restructuring plan and reduced our workforce by 37 positions and recorded a charge of approximately $951, 000. We paid $750,000 in the quarter ended March 31, 2009, $111,000 in the quarter ended June 30, 2009 and $90,000 in the quarter ended September 30, 2009 as severance, payroll taxes and other personnel related costs.

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

Interest Income and Interest Expense

	Years Ended December 31,			Annual Percent Change
	2009	2008	2007	2009/2008	2008/2007
	(in thousands, except percentages)
Interest and other income (expense), net	$876	$2,945	$5,183	(70)%	(43)%
Interest expense	$85	$—	$69	n/a	(100)%

Interest and other income (expense), net of $876,000, $2.9 million and $5.2 million for the years ended December 31, 2009, 2008 and 2007 resulted primarily from earnings on investments. The decrease of approximately $2.1 million in 2009 compared to the same period in 2008 was due primarily to a decrease of $1.7 million in investment income resulting from lower investment cash balances and lower interest rates. In addition, the year ended December 31, 2008 included a gain of $8.6 million from the ARS Right offered by UBS which largely offset the losses recorded on our ARS due to reclassification of these securities from available-for-sale to trading of approximately $7.9 million while there was no such adjustment in 2009. The decrease for 2009 was further offset by a $270,000 gain on the sale of computer and laboratory equipment.

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

Interest expense for the year ended December 31, 2009 of $85,000 was for interest payments on our UBS loan. There was no interest expense for the year ended December 31, 2008 as our lease and loan obligations were fully paid off at December 31, 2007. Interest expense in 2007 was for interest associated with a buy-out option on leased equipment.

Liquidity and Capital Resources

	2009	2008	2007
	(In millions, except ratios)
December 31:
Cash, cash equivalents, investments and restricted cash	$40.4	$63.5	$93.2
Working capital	$39.2	$48.8	$69.4
Current ratio	9.1 : 1	11.3 : 1	7.3 : 1

Year ended December 31:
Cash provided by (used in):
Operating activities	$(24.1)	$(30.3)	$(48.4)
Investing activities	$(14.2)	$30.7	$11.4
Financing activities	$—	$9.0	$0.8
Capital expenditures (included in investing activities above)	$—	$(0.1)	$(0.2)

Sources and Uses of Cash.    Due to the significant research and development expenditures and the lack of any approved products to generate revenue, we have not been profitable and have generated operating losses since we incorporated in 1988. As such, we have funded our research and development operations through sales of equity, collaborative arrangements with corporate partners, interest earned on investments and equipment lease financings. At December 31, 2009 we had available cash, cash equivalents, investments and restricted investments of $40.4 million. Our cash and investment balances are held in a variety of interest-bearing instruments including obligations of U.S. government agencies, high-grade corporate and municipal bonds, auction rate preferred securities and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk.

As of December 31, 2009, $13.8 million (par value) of our investment portfolio was invested in corporate and municipal notes investments with an auction reset feature in the form of auction rate certificates and auction preferred stock, collectively known as auction rate securities, or ARS. Historically, the fair value of ARS investments approximated par value due to the frequent resets through the auction process. Beginning in late 2007, our securities invested in ARS failed to settle in scheduled auctions due to liquidity crises. An auction failure means that the parties wishing to sell securities could not make the sale, but does not result in the securities going into default because the issuer continues to pay interest. These investments are not liquid and their carrying amounts are impaired due to the adverse change in the corporate debt market. As a result, we have written-down the carrying amount of these investments and recognized a loss of approximately $3.4 million through December 31, 2009. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record additional impairment charges on these investments.

On November 10, 2008, we entered into an agreement with UBS AG and its affiliates, or UBS, whereby we received rights to sell all our ARS held in our UBS account at par value to UBS at any time during a two-year period beginning on June 30, 2010 and ending on July 2, 2012. In connection with our acceptance of UBS’ offer to enter into that agreement, UBS made available to us “no net cost” loans, secured by our ARS, for up to 75% of the market value of our ARS, where interest payable on the loan does not exceed interest earned on our ARS. On December 31, 2008, we borrowed $8 million from UBS in accordance with such a secured, “no net cost” demand facility. On June 10, 2009, UBS elected to purchase a portion of our ARS under the Rights Agreement at par value of $4.9 million. Proceeds of the sale of our ARS were applied to repayment of the credit line leaving a balance of $3.1 million as of December 31, 2009.

Cash Flows from Operating Activities.    Cash used in operations for 2009 was $24.1 million compared with $30.3 million for the same period in 2008 and $48.4 in 2007. Net loss of $23.7 million in 2009 included non-cash charges of $2.2 million for stock-based compensation, $556,000 for depreciation and amortization and $1.3 million for the reduction in value of the put option associated with the UBS ARS Right and were partially offset by a $1.4 million increase in the fair value of marketable securities and a $342,000 gain on the disposal of property and equipment. Cash used in operations was further impacted by a $1.3 million reduction in accrued clinical trials related primarily to the completion of our Phase 3 clinical trials and a $1.4 million decrease in accounts payable. Cash used in 2008 resulted from a net loss of $31.8 million in 2008 included non-cash charges of $6.3 million for stock-based compensation, $1.0 for depreciation and amortization and $8.0 million for the write-down of marketable securities and were partially offset by a gain of $8.6 million recorded upon initial recognition of a put option associated with the ARS rights with UBS. Cash used in operations was further impacted by a $5.0 million reduction in accrued clinical trials related primarily to the completion of our ASSIST 1, 2, 3 and 5 clinical trials and a $1.0 million reduction in accrued legal and related expenses primarily for amounts paid in connection with the class action lawsuit, partially offset by a decrease of $563,000 in interest receivables as a result of lower interest rates and investment balances and a $825,000 increase in accounts payable. Cash used in 2007 resulted from a net loss of $55.2 million which included non-cash charges of $8.6 million for stock-based compensation, $1.7 million for depreciation and amortization and $0.7 million for the write-down of marketable securities. Cash used in operations was further impacted by a $3.5 million reduction in accrued clinical trials related primarily to the near completion of our ASSIST 1, 2 and 3 clinical trials and a $1.6 million reduction in accounts payable.

Cash Flows from Investing Activities.    Cash used in investing activities for 2009 was $14.2 million compared with cash provided by investing activities of $30.7 million for 2008 and $11.4 million for 2007. Cash used in 2009 was primarily for the purchase of available-for-sale investments of $42.1 million and was partially offset by $225,000 in investment sales, $27 million in investment maturities and $659,000 in proceeds from the sale of property. Cash provided for 2008 was primarily from $28.0 million in maturities of investments and $16.5 million from sales of investments offset by $13.7 million in purchases of available-for-sale investments. Cash provided in 2007 was primarily from $55.5 million in maturities of investments and $1.1 million from sales of investments partially offset by $45.0 million in purchases of available-for-sale investments and $163,000 in purchases of laboratory equipment.

Cash Flows from Financing Activities.    Cash provided by financing activities for 2009 was approximately $47,000 compared to $8.6 million in 2008 and $781,000 in 2007. Financing activities for 2009 comprised of $47,000 in proceeds from stock purchases under our employee stock purchase plan. Financing activities in 2008 comprised of $8.0 million in loan proceeds from UBS and $550,000 in proceeds from stock option exercises and purchases under our employee stock purchase plan. Financing activities in 2007 comprised primarily of $1.2 million in proceeds from stock option exercises and purchases under our employee stock purchase plan, offset by $440,000 in payments under capital leases and equipment loans.

Working Capital.    Working capital decreased to $39.2 million at December 31, 2009 from $48.8 million at December 31, 2008. The decrease in working capital was primarily due to our use of cash for TELINTRA, TLK58747 and TLK60404 development programs, and our operating expenses.

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

Our future contractual obligations at December 31, 2009 are as follows:

	Total	2010	2011-2012	2013-2014	After 2014
	(In thousands)
Operating leases	$16,683	$3,741	$7,823	$5,119	$—

We have a contractual obligation under the terms of our manufacturing supply agreement with AMRI wherein we are obligated to purchase a majority of our United States requirements for the active ingredient in TELCYTA for a number of years. However, we currently do not have any requirements for the active ingredient. We have agreed on a pricing schedule for such supply, which will be subject to future renegotiation after a defined time period.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).

Recent Accounting Pronouncements

See Note 1 of Notes to Financial Statements attached to this Annual Report for a description of recent accounting pronouncements.

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

The table below presents the principal amounts and weighted-average interest rates by year of stated maturity for our investment portfolio:

	2010	2011 and Beyond	Total	Fair Value at December 31, 2009
	(In thousands, except percentages)
Available-for-sale securities	$17,097	—	$17,097	$17,095
Trading securities	—	$13,800	$13,800	$10,380
Average interest rate	0.32%	1.88%	1.02%

Trading securities are comprise of corporate securities, student loans and municipal notes investments with an auction reset feature in the form of auction rate certificates and auction preferred stock, collectively known as ARS, held in our account with UBS. As discussed previously, while we continue to earn interest on the ARS, these investments are not liquid and their carrying amounts are impaired due to the adverse change in the debt market. As a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. In November 2008, we entered into an agreement with UBS whereby we received the Right to sell all our ARS held in our UBS account at par value to UBS at any time during a two-year period beginning on June 30, 2010 and ending on July 2, 2012. We intend to exercise this right and recover par value of the ARS. The value of the Right largely offset the decline in fair value of the ARS. However, UBS’ obligations under the Right are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Right. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Right. If UBS has insufficient funding to buy back the ARS and the auction process continues to fail, then we may incur further losses on the carrying value of the ARS. On December 31, 2008, we entered into a loan agreement with UBS and drew down $8 million with our ARS pledged as collateral. The loan is treated as a “no net cost loan” as defined in the agreement, meaning that the loan will bear interest at a rate equal to the average rate of interest paid or deemed paid to us on the pledged ARS such that the interest cost, net of interest received by us on the pledged ARS, will be zero. On June 10, 2009, UBS elected to repurchase a portion of our ARS under the Right Agreement at par value of $4.9 million. Proceeds of the sale of our ARS were applied to repayment of the credit line leaving a balance of $3.1 million as of December 31, 2009. Other than the UBS loan, there were no material changes to our market exposure risk since December 31, 2008.

Item 8.	Financial Statements and Supplementary Data.

All information required by this item is included in Item 15 of Part IV of this Annual Report and is incorporated into this item by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

(I) Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Based on their evaluation as of December 31, 2009, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2009, our internal control over financial reporting was effective based on these criteria.

Our internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included below.

(III) Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Telik, Inc.

We have audited Telik, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Telik, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Telik, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Telik, Inc. as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 of Telik, Inc. and our report dated March 1, 2010 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Palo Alto, California

March 1, 2010

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information regarding directors and executive officers is incorporated by reference to the information set forth under the caption “Information Regarding the Board of Directors and Corporate Governance” in our Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934 for the Annual Meeting of Stockholders to be filed with the Commission on or before April 30, 2010.

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

Information regarding executive compensation is incorporated by reference to the information set forth under the captions “Executive Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission on or before April 30, 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission by on or before April 30, 2010.

Equity Compensation Plan Information

The following table provides certain information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2009.

Equity Compensation Plan Information

Plan Category	(A) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(B) Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A) (1))
Equity compensation plans approved by security holders	12,596,938	$6.99	3,209,085	(2)
Equity compensation plans not approved by security holders	—	N/A	—

Total	12,596,938	$6.99	3,209,085	(2)

(1)	Each year on January 1, since January 1, 2001, the aggregate number of shares of common stock that may be issued pursuant to stock awards under the 2000 Equity Incentive Plan is automatically increased by the lesser of 1,500,000 shares or 5% of the total number of shares of common stock outstanding on that date or such lesser amount as may be determined by our board of directors. In addition, the 2000 Employee Stock Purchase Plan provides for the automatic increase on that date in the number of shares equal to the lesser of 150,000 shares or 1% of the outstanding shares on that date or such lesser amount as may be determined by the Board.

(2)	Includes 706,949 shares issuable under the 2000 Employee Stock Purchase Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption “Transactions with Related Persons” in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission on or before April 30, 2010.

Item 14.	Principal Accountant Fees and Services.

Information regarding principal accountant fees and services is incorporated by reference to the information set forth under the caption “Proposal 2 – Ratification of Selection of Independent Auditors” in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission by on or before April 30, 2010.

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

4.5	Amendment to Rights Agreement between Telik and Computershare Shareholder Services, Inc. and Computershare Trust Company, N.A., dated May 18, 2006. (12)

4.6	Second Amendment to Rights Agreement between Telik and Computershare Shareholder Services, Inc. and Computershare Trust Company, N.A., dated December 11, 2006. (11)

4.7	Amended and Restated Standstill Agreement between Telik and Eastbourne Capital Management, L.L.C. and certain related persons and entities, dated December 11, 2006. (11)

10.1	Form of Indemnity Agreement. (1) (3)

10.2	2000 Equity Incentive Plan and related documents. (3) (4)

10.3	2000 Employee Stock Purchase Plan and Offering. (3) (4)

10.4	2000 Non-Employee Directors’ Stock Option Plan and Agreement. (3) (15)

10.5	1996 Stock Option Plan and forms of grant thereunder. (3) (4)

10.6	1988 Stock Option Plan and forms of grant thereunder. (3) (4)

10.7	Form of Non-Plan Stock Option Agreement. (3) (4)

10.8	Telik, Inc. Executive Officer Bonus Plan. (3)(13)

Exhibit Number		Description

10.9	*	Collaboration Agreement between Telik and Sanwa Kagaku Kenkyusho Co., Ltd., dated December 20, 1996, as amended. (1)

10.10	*	License Agreement between Telik and Sanwa Kagaku Kenkyusho Co., Ltd., dated September 24, 1997, as amended. (1)

10.11	*	Third Amendment to Collaboration Agreement between Telik and Sanwa Kagaku Kenkyusho Co., Ltd., dated February 14, 2001. (5)

10.12	*	Second Amendment to License Agreement between Telik and Sanwa Kagaku Kenkyusho Co., Ltd., dated February 14, 2001. (5)

10.13		Employment Agreement between Cynthia M. Butitta and Telik, dated February 1, 2001. (3) (5)

10.14		Amended and Restated Employment Agreement between Michael M. Wick, M.D., Ph.D. and Telik, dated December 17, 2009, as amended. (3) (16)

10.15		Lease between Telik and The Board of Trustees of the Leland Stanford Junior University, dated July 25, 2002. (7)

10.16	*	Manufacturing Supply Agreement dated July 1, 2004, by and between Telik and Organichem Corporation. (8)

10.17		Telik, Inc. Change of Control Severance Benefit Plan, dated February 21, 2003, amended December 17, 2008. (3) (16)

10.18		Bonuses for Fiscal Year 2009 for Named Executive Officers. (3) (13)

10.19		Transition and Release Agreement between Telik, Inc. and Dr. Stefan Ryser, Ph.D., dated as of June 12, 2009. (3)(17)

14.1		Telik, Inc. Code of Conduct. (9)

23.1		Consent of Independent Registered Public Accounting Firm.

24.1		Power of Attorney (included on the signature pages hereto)

31.1		Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2		Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1		Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	Confidential treatment has been granted for portions of this document. The information omitted pursuant to such confidential treatment order has been filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to exhibits to our Registration Statement on Form S-1, filed on April 3, 2000, as amended (File No. 333-33868).

(2)	Incorporated by reference to exhibits to our Annual Report on Form 10-K for the year ended December 31, 2001, as filed on March 27, 2002.

(3)	Management contract or compensatory arrangement.

(4)	Incorporated by reference to exhibits to our Registration Statement on Form S-8, as filed on August 30, 2000 (File No. 333-44826).

(5)	Incorporated by reference to exhibits to our Annual Report on Form 10-K for the year ended December 31, 2000 initially filed on March 28, 2001 as amended on Form 10-K/A, as filed on September 20, 2001.

(6)	Incorporated by reference to exhibits to our Current Report on Form 8-K dated November 2, 2001, as filed on November 5, 2001.

(7)	Incorporated by reference to exhibits to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, as filed on November 13, 2002.

(8)	Incorporated by reference to exhibits to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, as filed on November 8, 2004.

(9)	Incorporated by reference to exhibits to our Annual Report on Form 10-K for the year ended December 31, 2003, as filed on March 5, 2004.

(10)	Incorporated by reference to exhibits to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, as filed on August 3, 2006.

(11)	Incorporated by reference to exhibits to our Current Report on Form 8-K dated December 11, 2006, as filed on December 12, 2006.

(12)	Incorporated by reference to Exhibit A to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, as filed on August 3, 2006.

(13)	Incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the year ended December 31, 2006, as filed on February 28, 2007.

(14)	Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K dated December 11, 2007, as filed on December 14, 2007.

(15)	Incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 2007, as filed on March 3, 2008.

(16)	Incorporated by reference to exhibits to our Current Report on Form 8-K dated December 17, 2008, as filed on December 23, 2008.

(17)	Incorporated by reference to Exhibit 10.20 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, as filed on August 6, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELIK, INC.

/s/ CYNTHIA M. BUTITTA
Cynthia M. Butitta Chief Operating and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: March 1, 2010

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ MICHAEL M. WICK Michael M. Wick, M.D., Ph.D.	Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2010

/S/ CYNTHIA M. BUTITTA Cynthia M. Butitta	Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2010

/S/ EDWARD W. CANTRALL Edward W. Cantrall, Ph.D.	Director	March 1, 2010

/S/ STEVEN R. GOLDRING Steven R. Goldring, M.D.	Director	March 1, 2010

/S/ RICHARD B. NEWMAN Richard B. Newman	Director	March 1, 2010

/S/ HERWIG VON MORZE Herwig von Morze, Ph.D.	Director	March 1, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Telik, Inc.

We have audited the accompanying balance sheets of Telik, Inc. as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Telik, Inc. at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with the U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, in fiscal year 2007, Telik, Inc. changed its method of accounting for uncertainty in income taxes in accordance with guidance provided in Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109”, codified primarily in ASC Topic 740, “Income Taxes”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Telik Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2010 expressed an unqualified opinion thereon.

/S/    ERNST & YOUNG LLP

Palo Alto, California

March 1, 2010

TELIK, INC.

BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$12,251	$50,562
Short-term investments	27,475	1,999
Interest and other receivables	216	38
Prepaids and other current assets	4,122	909

Total current assets	44,064	53,508
Property and equipment, net	1,415	2,288
Long-term investments	—	10,010
Restricted investments	674	898
Other assets	—	8,709

Total assets	$46,153	$75,413

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$190	$1,581
Accrued clinical trial costs	505	1,822
Accrued compensation	528	684
Accrued liabilities	519	643
Notes payable	3,101	—

Total current liabilities	4,843	4,730
Long-term debt	—	8,000
Long-term deferred rent	376	311

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value: 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value: 100,000,000 shares authorized; shares issued and outstanding 53,430,083 in 2009 and 53,289,577 in 2008	534	533
Additional paid-in capital	543,987	541,710
Accumulated other comprehensive gain (loss)	(2)	21
Accumulated deficit	(503,585)	(479,892)

Total stockholders’ equity	40,934	62,372

Total liabilities and stockholders’ equity	$46,153	$75,413

See accompanying Notes to Financial Statements.

TELIK, INC.

STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,
	2009	2008	2007
Operating costs and expenses:
Research and development	$12,723	$23,952	$43,032
General and administrative	10,810	10,560	15,941
Restructuring costs	951	196	1,356

Total operating costs and expenses	24,484	34,708	60,329

Loss from operations	(24,484)	(34,708)	(60,329)
Interest and other income (expense), net	876	2,945	5,183
Interest expense	(85)	—	(69)

Net loss	$(23,693)	$(31,763)	$(55,215)

Basic and diluted net loss per share	$(0.44)	$(0.60)	$(1.05)

Shares used to calculate basic and diluted net loss per share	53,371	53,177	52,542

See accompanying Notes to Financial Statements.

TELIK, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2006	52,381	524	525,066	(54)	(392,914)	132,622
Comprehensive loss:
Net loss	—	—	—	—	(55,215)	(55,215)
Change in unrealized gains (losses) on available-for-sale investments	—	—	—	92	—	92

Comprehensive loss						(55,123)
Share-based compensation expense	—	—	8,589	—	—	8,589
Common stock issued under stock option and purchase plans	548	5	1,216	—	—	1,221
Stock options issued to non-employees	—	—	10	—	—	10

Balances at December 31, 2007	52,929	529	534,881	38	(448,129)	87,319
Comprehensive loss:
Net loss	—	—	—	—	(31,763)	(31,763)
Change in unrealized gains (losses) on available-for-sale investments	—	—	—	(17)	—	(17)

Comprehensive loss						(31,780)
Share-based compensation expense	—	—	6,283	—	—	6,283
Common stock issued under stock option and purchase plans	361	4	546	—	—	550

Balances at December 31, 2008	53,290	533	541,710	21	(479,892)	62,372
Comprehensive loss:
Net loss	—	—	—	—	(23,693)	(23,693)
Change in unrealized gains (losses) on available-for-sale investments	—	—	—	(23)	—	(23)

Comprehensive loss						(23,716)
Share-based compensation expense	—	—	2,231	—	—	2,231
Common stock issued under stock option and purchase plans	140	1	46	—	—	47

Balance at December 31, 2009	53,430	$534	$543,987	$(2)	$(503,585)	$40,934

See accompanying Notes to Financial Statements.

TELIK, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net loss	$(23,693)	$(31,763)	$(55,215)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	556	1,021	1,659
Gain on the disposal of property and equipment	(342)	—	—
Share-based compensation expense	2,231	6,283	8,599
Change in value of marketable securities	(1,350)	7,957	733
Change in fair value of rights to sell ARS to UBS	1,309	(8,649)	—
Changes in assets and liabilities:
Other receivables	(178)	563	76
Prepaid expenses and other current assets	267	468	554
Accounts payable	(1,391)	825	(1,617)
Accrued liabilities	(1,532)	(6,993)	(3,198)

Net cash used in operating activities	(24,123)	(30,288)	(48,409)

Cash flows from investing activities:
Purchases of investments	(42,119)	(13,745)	(45,009)
Sales of investments	225	16,451	1,100
Maturities of investments	27,000	28,000	55,500
Purchases of property and equipment	—	(52)	(163)
Proceeds from sale of property and equipment	659	—	—

Net cash provided by (used in) investing activities	(14,235)	30,654	11,428

Cash flows from financing activities:
Proceeds from loan provided by UBS relating to ARS	—	8,000	—
Principal payments under capital leases and loans	—	—	(440)
Net proceeds from issuance of common stock	47	550	1,221

Net cash provided by financing activities	47	8,550	781

Net change in cash and cash equivalents	(38,311)	8,916	(36,200)
Cash and cash equivalents at beginning of period	50,562	41,646	77,846

Cash and cash equivalents at end of period	$12,251	$50,562	$41,646

Supplemental information:
Interest paid	$85	$—	$69

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

Need for Additional Capital

We have incurred net losses since inception and we expect to incur substantial and increasing losses for at least the next several years as we continue our research and development activities. To date, we have funded operations primarily through the sale of equity securities, non-equity payments from collaborators and interest income. Future revenue, if any, for at least the next few years is expected to consist primarily of payments under corporate collaborations and interest income. The process of developing our products will require significant additional research and development, preclinical testing and clinical trials, as well as regulatory approval. We expect these activities, together with general and administrative expenses, to result in substantial operating losses for the foreseeable future. We will not receive product revenue unless we, or our collaborative partners, complete clinical trials, obtain regulatory approval and successfully commercialize one or more of our products.

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

Cash and Cash Equivalents, Short-Term and Long-Term Investments

We invest our excess cash in money market funds, cash deposits, U.S. treasury and U.S. government agency securities, taxable municipal notes, some of which may have an auction reset feature (auction rate securities, or ARS), and corporate notes. All highly liquid investments with stated maturities of three months or less from date of purchase are classified as cash equivalents. Debt securities with original maturities greater than three months and remaining maturities less than one year and all our ARS including perpetual rate securities are classified as short-term investments. Debt securities with remaining maturities greater than one year and which we intend to hold until maturity are classified as long-term investments. We classify all cash equivalents and non-ARS investments as available-for-sale. Available-for-sale securities are carried at estimated fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss). Realized gains or losses on the sale of investments are determined on a specific identification method, and such gains and losses are reflected as a component of interest income.

Due to the unprecedented events in the ARS market and our November 2008 ARS rights agreement with UBS AG and with its affiliates, or UBS, we elected a one-time transfer of our ARS investments from the classification of available-for-sale to trading securities under ASC 320, “Investments-Debt and Equity

Securities” during the fourth quarter of fiscal 2008. See Note 4 to Financial Statements for further explanation. Trading securities are carried at estimated fair value, with gains and losses resulting from changes in fair value reported in earnings.

Marketable security investments are evaluated periodically for impairment. We take into account general market conditions, changes in economic environment as well as specific investment attributes, such as credit downgrade or illiquidity for each investment, the expected cash flows from the security, our intent to sell the security and whether or not we will be required to sell the security before the recovery of its amortized cost, to estimate the fair value of our investments and to determine whether impairment is other than temporary. If it is determined that a decline in fair value of any investment is other than temporary, then the unrealized loss related to credit risk would be included in interest and other income (expense), net.

Restricted Investments

Under certain operating lease agreements, we may be required from time to time to set aside cash as collateral. At December 31, 2009, we had approximately $674,000 of restricted investments and at December 31, 2008 we had approximately $898,000 related to the building lease agreement.

Fair Value of Financial Instruments

On January 1, 2008, we adopted the provisions of ASC 820, “Fair Value Measurements and Disclosure,” on a prospective basis for our financial assets and liabilities only, which require that we determine the fair value of financial assets and liabilities using the fair value hierarchy. ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. The objective of fair value measurement is to determine the price that would be received to sell the asset or paid to transfer the liability (an exit price) in an orderly transaction between market participants at the measurement date. The statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and that market participant assumptions include assumptions about risk and effect of a restriction on the sale or use of an asset. To increase consistency and comparability in fair value measurement and related disclosures, this statement establishes a fair value hierarchy that prioritize the inputs to valuation techniques used to measure fair value into three broad levels: (1) Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date; (2) Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly through corroboration with observable market data; and (3) Level 3 inputs are unobservable inputs for asset or liability that reflect the reporting entity’s own assumptions about risk and the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

On January 1, 2009, we adopted ASC 820, “Fair Value Measurements and Disclosure,” a newly issued accounting standard for fair value measurements of all nonfinancial assets and nonfinancial liabilities not recognized or disclosed at fair value in the financial statements on a recurring basis. ASC 820 also clarifies the application of the standard in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. ASC 820 is applicable to the valuation of auction rate securities held by us for which there was no active market as of December 31, 2009 and is effective upon issuance, including prior periods for which financial statements have not been issued. See Note 2 to Financial Statements for additional disclosures.

During the quarter ended June 30, 2009, we adopted three accounting standard updates on fair value measurements and impairments of securities. These updates are intended to provide additional application guidance and enhanced disclosures. These three accounting standard updates are: (i) ASC 820-10-65, which provides guidance for determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly, (ii) ASC 320-10-65, which replaces the current requirement that a holder should have the positive intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary with a requirement that an entity should conclude it does not intend to sell an impaired security and it will not be required to sell the security before the recovery of its amortized cost basis, and (iii) ASC 825-10-65, which requires disclosures about fair value of financial instruments in interim as well as in annual financial statements. These updates were effective for fiscal years and interim periods ended after June 15, 2009. The adoption of these accounting updates did not have any impact on our financial statements.

On January 1, 2008, we adopted ASC 825, “Financial Instruments: Fair Value Option”. ASC 825 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The adoption of ASC 825 did not have a material impact on our financial condition, results of operation, or cash flows since we did not elect to apply the fair value option for any of our eligible financial instruments or other items, except for our UBS Purchase Rights, on the January 1, 2008 effective date.

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

Impairment of Long-lived Assets

We regularly evaluate our long-lived assets for indicators of possible impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable, in accordance with ASC 360 and related guidance. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is assessed using discounted cash flows. For the year ended December 31, 2009, we recorded an impairment charge of $40,000 against one of our laboratory equipment as we determined that the carrying value exceeded the fair value of this asset.

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

Stock-based Compensation

We adopted ASC 718, “Compensation—Stock Compensation,” using the modified prospective transition method, which provides for certain changes to the method for valuing stock-based compensation. Stock-based compensation expense is based on the fair value of that portion of employee stock options that are ultimately expected to vest during the period. Stock-based compensation expense recognized in our statement of operations during 2009, 2008 and 2007 included compensation expense for stock-based awards granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of “Accounting for share-based payment”, and share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with ASC 718. For stock options granted after January 1, 2006, the fair value of each award is amortized using the straight-line single-option method. For share awards granted prior to 2006, the fair value of each award is amortized using the accelerated multiple-option valuation method.

Under the provisions of ASC 718, employee stock-based compensation is estimated using the Black-Scholes option-pricing model and is recognized as expense ratably over the requisite service period in a manner similar to other forms of compensation paid to employees. The Black-Scholes option-pricing model requires the use of certain subjective assumptions. The most significant of these assumptions are our estimates of the expected volatility of the market price of our stock and the expected term of the award. For the period from January 1, 2007 to June 30, 2008, expected volatility was based on a blended rate of 50% historical volatility and 50% implied volatility since we had sufficient market activity available with respect to our traded options during such period. For the period from July 1, 2008 to December 31, 2009, the expected volatility was based solely on historical volatility as there was insufficient traded option activity resulting from our declining stock price. The expected term of options granted is based on the simplified method in accordance with SAB Topic 14.D.2, as our historical share option exercise experience does not provide a reasonable basis for estimation. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We adjusted our forfeiture rate to reflect actual historical and expected cancellations of unvested options due to employee attrition from period to period. We increased our forfeiture rates from 14.0% in 2007 to 15.7% in 2008 and 2009. See Note 8 to Financial Statements for additional information.

We have adopted the simplified method to calculate the beginning balance of the additional paid-in-capital, or APIC, pool of the excess tax benefit, and to determine the subsequent impact on the APIC pool and our Statements of Cash Flows of the tax effects of employee stock-based compensation awards that were outstanding upon our adoption of ASC 718.

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

	Year Ended December 31,
	2009	2008	2007
Outstanding options	9,494,092	10,325,244	9,618,302

Income Taxes

We apply the provisions of ASC 740, “Accounting for Income Taxes”. Under ASC 740, deferred tax liabilities or assets arise from differences between the tax basis of liabilities or assets and their basis for financial reporting, and are subject to tests of recoverability in the case of deferred tax assets. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for deferred tax assets to the extent realization is not judged to be more likely than not.

In July 2006, the FASB issued Section 740-10-25 which provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with ASC 740. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of Section 740-10-25 and in subsequent periods. Any potential accrued interest and penalties related to unrecognized tax benefits within operations would be recorded as income tax expense. To date, there have been no interest or penalties charged to us related to the underpayment of income taxes.

We adopted ASC 740-10-25 effective January 1, 2007 and the provisions of ASC 740-10-25 have been applied to all income tax positions commencing from that date. There was no impact on our financial statements upon adoption. Because of our historical significant net operating losses, we have not been subject to income tax since inception. Upon adoption of ASC 740-10-25 on January 1, 2007, we recognized a $14.2 million increase in our liability for unrecognized income tax benefits which was accounted for as a reduction to the deferred tax assets balance as of that date. At December 31, 2009, we have a liability for unrecognized tax benefits of $10.0 million, none of which, if recognized, would affect our effective tax rate. We maintain deferred tax assets that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. These deferred tax assets include net operating loss carryforwards, research credits and capitalized research and development. The net deferred tax asset has been fully offset by a valuation allowance because of our history of losses.

Recent Accounting Pronouncements

In May 2009, the FASB issued ASC 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This Topic applies prospectively to both interim and annual financial periods ending after June 15, 2009. Our adoption of ASC 855 did not have a significant impact on our financial statements. In connection with preparation of our financial statements, we evaluated subsequent events after the balance sheet date of December 31, 2009 through March 1, 2010.

In June 2009, the FASB issued ASC 105, “Generally Accepted Accounting Principles,” which establishes the FASB Accounting Standards Codification™, or Codification, as the source of authoritative accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with the GAAP. Except for certain nonpublic nongovernmental entities, ASC 105 is generally effective for interim and annual periods ended after September 15, 2009. We began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of 2009. As the Codification was not intended to change or alter existing GAAP, it did not have any impact on our financial statements.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, “Measuring Liabilities at Fair Value,” or ASU 2009-05. ASU 2009-05 amends ASC 820, “Fair Value Measurements and Disclosures”. Specifically, ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities or similar liabilities when traded as assets and/or 2) a valuation technique that is consistent with the principles of ASC 820. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. This standard was effective beginning fourth quarter of 2009 for us. The adoption of this standard update did not have any impact on our financial statements.

2.    Fair Value Measurements

We measure certain financial assets at fair value on a recurring basis, including cash equivalents, available-for-sale securities, trading securities and put options. The fair value of these financial assets was determined based on a three-tier fair value hierarchy as described in Note 1, which prioritizes the inputs used in measuring fair value.

The following table presents information about our financial assets that are measured at fair value on a recurring basis as of December 31, 2009 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

		Fair Value Measurement at December 31, 2009
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Available-for-sale securities:
Money market funds	$11,583	$11,583	$—	$—
US Treasury bills	5,995	—	5,995	—
US Treasury notes	11,100	—	11,100	—
Trading securities:
Auction preferred stock	1,600	—	—	1,600
Auction rate certificates	8,780	—	—	8,780
Other current assets:
Put option	3,420	—	—	3,420

Total	$42,478	$11,583	$17,095	$13,800

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurement at December 31, 2008 Using
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Available-for-sale securities:
Money market funds	$49,536	$49,536	$—	$—
US Treasury bills	1,999	—	1,999	—
Trading securities:
Auction preferred stock	3,070	—	—	3,070
Auction rate certificates	6,940	—	—	6,940
Other noncurrent assets:
Put option	8,649	—	—	8,649

Total	$70,194	$49,536	$1,999	$18,659

The following is a reconciliation of our investments measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Put Option	Auction Rate Securities	Total
	(in thousands)
Balance at December 31, 2007	$—	$8,167	$8,167
Transfers in	—	9,800	9,800
Purchases or issuances	8,649	—	8,649

Impairment losses included in net loss	—	(7,957)	(7,957)

Balance at December 31, 2008	8,649	10,010	18,659
Impairment gain (loss) included in net loss	(1,309)	1,350	41
Sales or settlement	(3,920)	(980)	(4,900)

Balance at December 31, 2009	$3,420	$10,380	$13,800

On June 10, 2009, UBS repurchased $4.9 million of our ARS from the original balance of $18.7 million. At December 31, 2009, our ARS had an aggregate fair value of $10.4 million and par value of $13.8 million. The ARS investments, purchased through our investment account with UBS at par value, have an auction reset feature. Historically, the fair value of ARS investments approximated par value due to the frequent resets through the auction process. Beginning in late 2007, our securities invested in ARS failed to settle in scheduled auctions due to liquidity crises. An auction failure means that the parties wishing to sell securities could not make the sale, but does not result in the securities going into default because the issuer continues to pay interest. The interest rates may be reset to predetermined “penalty” or “maximum” rates based on mathematical formulas in accordance with each security’s prospectus. While we continue to earn interest on our ARS investments at the contractual rate, these investments are not currently trading and therefore do not have a readily determinable market value. Accordingly, the estimated fair value of the ARS no longer approximates par value.

At December 31, 2009, we estimated the fair value of our ARS after consideration of several factors, including input provided by UBS. Valuation techniques involved the use of a discounted cash flow approach. Although these securities would typically be measured using Level 2 inputs, the failure of auctions and the lack of market activity required that these securities be measured using Level 3 inputs. The assumptions used in preparing the discounted cash flow model to determine the fair value of our auction preferred stock take into account factors such as interest rates, credit quality, likelihood of redemption, duration and credit default swap data points for monoline insurers. The underlying assets of our auction rate certificates are primarily comprised of student loans and their fair values were measured by considering factors such as interest rates, tax status, credit quality, duration, insurance wraps, the portfolio composition of Federal Family Education Loan Program, or FFELP, and private loans and likelihood of redemption. These assumptions are highly subjective and involve significant judgment and are subject to change as the underlying sources of these assumptions and market conditions change. Based on this Level 3 valuation, for the year ended December 31, 2009, we recorded (i) a net gain of approximately $41,000 to interest and income (expense), net due to a change in fair values of our ARS and put option and (ii) a reduction of approximately $3.9 million and $980,000 in fair values of our put option and ARS respectively, as a result of certain ARS repurchased by UBS in June 2009. For additional information, see Note 4 to the Financial Statements.

We evaluate long-lived assets for impairment on a non-recurring basis whenever events or changes in circumstances indicate that the carrying value of long-lived assets may not be recoverable. We recognize such impairment in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. An impairment loss of approximately $40,000 was recorded for the year ended December 31, 2009 and there were none for 2008. For additional information, see Note 5 to Financial Statements.

3.    Cash and Cash Equivalents, Investments and Restricted Investments

The following is a summary of estimated fair value of cash and cash equivalents, investments and restricted investments:

	December 31,
	2009	2008
	(in thousands)
Certificate of deposits	$674	$898
Auction rate securities	10,380	10,010
Government sponsored enterprises	17,095	1,999
Cash and money market funds	12,251	50,562

Total	$40,400	$63,469

Reported as:
Cash and cash equivalents	$12,251	$50,562
Short-term investments	27,475	1,999
Restricted investments	674	898
Long-term investments	—	10,010

Total	$40,400	$63,469

ARS securities with an aggregate estimated fair value of $10.4 million as of December 31, 2009 and $10.0 million as of December 31, 2008 were determined as securities held for trading. Accordingly, these securities are carried at estimated fair value, with unrealized gains and losses resulting from changes in fair value reported in earnings. All other marketable debt securities continue to be held as available-for-sale.

The following is a summary of amortized cost, unrealized gains and losses and estimated fair value of cash and cash equivalents and marketable debt securities held as available-for-sale.

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Certificate of deposits	$674	$—	$—	$674
Government sponsored enterprises	17,097	1	(3)	17,095
Cash and money market funds	12,251	—	—	12,251

Total	$30,022	$1	$(3)	$30,020

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Certificate of deposits	$898	$—	$—	$898
Government sponsored enterprises	1,978	21	—	1,999
Cash and money market funds	50,562	—	—	50,562

Total	$53,438	$21	$—	$53,459

There were no realized gains on sales of available-for-sale investments for the year ended December 31, 2009, $21,000 for the year ended December 31, 2008 and none for the same period in 2007. Realized gains and losses were calculated based on the specific identification method.

Investments which were in an unrealized loss positions for which other-than-temporary impairments were not recognized at December 31, 2009 are summarized below:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Government sponsored enterprises	10,091	(3)	—	—	10,091	(3)

Total	$10,091	$(3)	$—	$—	$10,091	$(3)

No investments were in an unrealized loss position at December 31, 2008.

The following is a summary of the cost and estimated fair value of marketable debt securities, held as available-for-sale at December 31, 2009 and 2008, classified by stated maturity date of the security:

	December 31, 2009		December 31, 2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Mature in less than one year	$17,097	$17,095	$1,978	$1,999

Total	$17,097	$17,095	$1,978	$1,999

4.    Prepaids and Other Current Assets

	December 31, 2009	December 31, 2008
	(in thousands)
Prepaids	$702	$909
UBS Rights relating to ARS	3,420	—

Total	$4,122	$909

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

The enforceability of the Right results in a put option which is recognized as a separate freestanding asset and accounted for separately from the ARS investment. On June 10, 2009, UBS elected to repurchase a portion of our ARS under the agreement at par value of $4.9 million. For the year ended December 31, 2009, we reclassified the put option from a long-term asset to a short-term asset on our balance sheet based on our intention to sell all our remaining ARS to UBS in less than a year. The put option was measured at its fair value of $3.4 million at December 31, 2009, compared to fair value of $8.6 million at December 31, 2008. The decrease of $5.2 million of put option resulted primarily from a $3.9 million reduction due to the UBS purchase and an increase of $1.3 million in fair value of our ARS which was recorded in interest and other income (expense), net, in our Statement of Operations. The put option does not meet the definition of a derivative instrument under ASC 815, “Derivatives and Hedging”. Therefore, we elected to measure the put option at fair value under ASC 825-10-25, which permits an entity to elect the fair value option for recognized financial assets, in order to match the changes in the fair value of the ARS. We valued the Right using a discounted cash flow approach including estimates of, based on data available as of December 31, 2009, interest rates, timing and amount of cash flow, adjusted for any bearer risk associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010. These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change.

Prior to accepting the UBS offer, we recorded our ARS as available-for-sale investments, and therefore recorded resulting losses that were determined to be temporarily impaired in accumulated other comprehensive income in stockholders’ equity. In connection with the acceptance of the UBS offer in November 2008, resulting in a right to require UBS to purchase the ARS at par value beginning on June 30, 2010, we have reclassified our ARS subject to the Right and held by UBS from available-for-sale to trading under ASC 320. The transfer to trading securities reflects our intent to exercise our put option during the period June 30, 2010 to July 3, 2012.

5.    Property and Equipment

Property and equipment consist of the following:

	December 31,
	2009	2008
	(in thousands)
Computer and lab equipment	$1,901	$8,077
Capitalized software	547	547
Office furniture and equipment	447	473
Leasehold improvements	3,363	3,363

	6,258	12,460
Less accumulated depreciation and amortization	(4,843)	(10,172)

Property and equipment, net	$1,415	$2,288

Property and equipment includes assets under capitalized leases at December 31, 2009 of $174,000 and at December 31, 2008 of approximately $1.3 million. Accumulated amortization related to leased assets was approximately $174,000 and $1.3 million at December 31, 2009 and 2008.

As a result of our restructuring plan implemented in February 2009, as described in Note 6 to the Financial Statements, we reclassified certain computers and laboratory equipment that were not in use to held-for-sale and ceased the depreciation of these assets. For the year ended December 31, 2009, we disposed of approximately $6.2 million (at cost) of computer and laboratory equipment with a net book value of $316,000 and recorded a net gain of $343,000 in interest and other income (expense), net. We also recorded an impairment charge of $40,000 against one of our laboratory equipment as we determined that the carrying value exceeded the fair value of this asset. This impairment charge was included in our total operating costs and expenses.

6.    Restructuring Plans

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

In September 2008, we implemented a new restructuring plan to further reduce our operating expenses and to streamline our infrastructure based on our current research and clinical trial projects. As a result of the restructuring plan, we reduced our workforce by seven positions and accrued a restructuring charge of $199,000, including employee severance costs and health benefits. All amounts were paid prior to December 31, 2008 except for $1,000 of accrued health benefits which was paid in the first quarter of 2009.

In February 2009, we implemented a restructuring plan to further reduce our operating expenses and to streamline our infrastructure to focus on our most advanced preclinical and clinical development programs. As a result of the restructuring plan, we reduced our workforce by 37 positions and recorded a charge of approximately $951,000 for the year ended December 31, 2009. We paid $750,000 in the quarter ended March 31, 2009, $111,000 in the quarter ended June 30, 2009 and $90,000 in the quarter ended September 30, 2009, as severance, payroll taxes and other personnel related costs.

7.    Notes Payable and Commitments

Notes Payable

In connection with our acceptance of the offer to enter into the agreement with UBS whereby we received the Right to sell all our ARS at par value to UBS at any time during a two-year period beginning on June 30, 2010 and ending on July 2, 2012, UBS would also make available to us “no net cost” loans up to 75% of the market value of our ARS. The “no net cost” loans must be repaid upon commencement of the exercise of the Right. On December 31, 2008, we entered into a loan agreement with UBS and drew down $8 million with our ARS pledged as collateral. The loan is treated as a “no net cost loan” as defined in the agreement, meaning that the loan will bear interest at a rate equal to the average rate of interest paid or deemed paid to Telik on the pledged ARS such that the interest cost, net of interest received by us on the pledged ARS, will be zero. On June 10, 2009, UBS elected to repurchase a portion of our ARS under the Rights Agreement at par value of $4.9 million. Proceeds of the sale of our ARS were applied to repayment of the credit line leaving a balance of $3.1 million due to UBS as of December 31, 2009. For the year ended December 31, 2009, interest paid on the loan was approximately $85,000 which was offset entirely by interest earned on the pledged securities. As of December 31, 2009, we had a credit line of approximately $4.7 million available to us under the Rights Agreement. Though the loan is payable on demand, if UBS should exercise its discretionary right to demand repayment of any portion of the loan prior to the date we can exercise our repurchase rights, UBS and certain of its affiliates will arrange for alternative financing on terms and conditions substantially the same as those contained in the loan, and if alternative financing cannot be established, then UBS or one of its affiliates will purchase our pledged ARS at par. UBS’ obligation to arrange such alternative financing does not apply under certain circumstances, including, but not limited to, if we sell the ARS pledged as collateral. Proceeds of sales of our ARS will first be applied to repayment of the credit line with the balance, if any, for our account.

Operating Leases

We lease our research and office facility of approximately 92,000 square feet located at 3165 Porter Drive in Palo Alto, California. The term of the lease terminates in May 2014. Pursuant to the terms of the lease, we are required to maintain a security deposit, in the form of a letter of credit equal to approximately $674,000. This letter of credit must be secured by either a deposit account or a securities account and at December 31, 2009, the security deposit is in the form of securities that are classified in the balance sheet as restricted investments. This collateral account is managed in accordance with our investment policy, and is restricted as to withdrawal.

We also have an office equipment lease of approximately $101,000 with a term of 48 months.

Future minimum rental payments under our non-cancelable operating leases as of December 31, 2009 are as follows:

Operating Leases
(in thousands)
Years ending December 31,
2010	3,741
2011	3,854
2012	3,969
2013	3,582
2014	1,537

Total	$16,683

Rent expense under operating leases was approximately $3.7 million in 2009, 2008 and 2007.

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

2000 Equity Incentive Plan

In March 2000, we adopted the 2000 Equity Incentive Plan (the “2000 Plan”) and reserved 2,000,000 shares of Telik common stock for issuance under the 2000 Plan. In addition, the 2000 Plan provides for annual increases in the number of shares available for issuance under the 2000 Plan beginning January 1, 2001. The number of additional shares to be reserved automatically will be equal to the lesser of 1,500,000 shares, 5% of the outstanding shares on the date of the annual increase or such amount as may be determined by the Board of Directors. Options granted under the 2000 Plan may be either incentive stock options (“ISOs”) or nonstatutory stock options (“NSOs”). For ISOs and NSOs, the option price shall be at least 100% and 85%, respectively, of the closing price of our common stock on the date of the grant. If, at any time we grant an option, and the optionee directly or by attribution owns stock possessing more than 10% of the total combined voting power of all classes of stock of Telik, the option price shall be at least 110% of the fair value and shall not be exercisable more than five years after the date of grant. Options generally vest over a period of two or four years from the date of grant. We have also granted performance based options which will only vest when our Board of Directors determines we have achieved the specific performance goals. Options granted under the 2000 Plan expire no later than 10 years from the date of grant. The 2000 Plan will terminate in March 2010 unless terminated earlier in accordance with its provisions.

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

2000 Employee Stock Purchase Plan

In March 2000, we adopted the 2000 Employee Stock Purchase Plan (the “Purchase Plan”). We reserved a total of 250,000 shares of our common stock for issuance under the Purchase Plan. In addition, the Purchase Plan provides for annual increases in the number of shares available for issuance under the Purchase Plan beginning January 1, 2001. The number of additional shares to be reserved automatically will be equal to the lesser of 150,000 shares, 1% of the outstanding shares on the date of the annual increase or such amount as may be determined by the Board of Directors. The Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock on the first day of the offering or 85% of the fair market value of our common stock on the purchase date. The weighted average per share fair value for shares purchased under our Purchase Plan during 2009, 2008 and 2007 was $0.35, $0.46 and $2.53.

Reserved Shares

At December 31, 2009, shares of common stock reserved for future issuance is as follows:

1996 Stock option plan	150,328
2000 Equity incentive plan	14,397,287
2000 Non-employee directors’ stock option plan	551,459
2000 Employee stock purchase plan	706,949

15,806,023

Stock Option Plan Activity Summary

A summary of activity under our stock option plans is as follows:

	Shares Available for Grant	Number of Options Outstanding	Weighted average exercise price per share	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Balance, December 31, 2006	2,398,071	9,154,624	$14.32
Authorized	1,500,000	—	—
Granted	(2,467,000)	2,467,000	$5.60
Exercised	—	(445,853)	$1.80
Forfeited or expired	2,116,555	(2,116,555)	$15.02

Balance, December 31, 2007	3,547,626	9,059,216	$12.39
Authorized	1,500,000	—	—
Granted	(2,681,500)	2,681,500	$1.97
Exercised	—	(190,125)	$1.60
1996 Plan Shares Expired	(139,546)	—	$1.60
Forfeited or expired	1,511,079	(1,511,079)	$10.92

Balance, December 31, 2008	3,737,659	10,039,512	$10.04
Authorized	1,500,000	—	—
Granted	(4,648,000)	4,648,000	$0.79
1996 Plan Shares Expired	(178,097)	—	$1.61
Forfeited or expired	2,090,574	(2,090,574)	$7.82

Outstanding at December 31, 2009	2,502,136	12,596,938	$6.99

Exercisable at December 31, 2009		6,609,665	$12.14	4.61	$4

The weighted-average fair value of options granted during 2009, 2008 and 2007 was $0.62, $1.36 and $3.49. There were no options exercised during the year ended December 31, 2009. The total intrinsic value of options exercised during the years ended December 31, 2008 and 2007 were $131,000 and $853,000. The total fair value of shares vested during the years ended December 31, 2009, 2008 and 2007 was $3.2 million, $12.3 million and $14.6 million.

The following table summarizes information about the stock options outstanding at December 31, 2009 (in thousands, except years and per-share amounts):

	Options Outstanding				Options Exercisable
Range of Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value
$ 0.24 – $ 0.79	4,653	9.84	$0.78	$24	7	$0.24	$4
$ 0.80 – $ 2.03	250	3.61	$1.76	—	189	$1.89	—
$ 2.04 – $ 3.02	1,759	8.15	$2.20	—	649	$2.20	—
$ 3.03 – $ 5.77	338	3.07	$3.92	—	307	$3.89	—
$ 5.78 – $ 8.25	1,442	5.81	$6.25	—	1,366	$6.27	—
$ 8.26 – $12.84	1,574	2.46	$11.17	—	1,574	$11.17	—
$12.85 – $19.05	1,380	4.92	$18.21	—	1,343	$18.29	—
$19.06 – $24.13	1,201	4.85	$22.53	—	1,174	$22.59	—

$ 0.24 – $24.13	12,597	6.90	$6.99	$24	6,609	$12.14	$4

Stock-Based Compensation under ASC 718

Employee stock-based compensation expenses recognized in the years ended December 31, 2009, 2008 and 2007 were calculated based on awards ultimately expected to vest and have been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Our forfeiture rates were 15.7% for the years 2009 and 2008, and 14.0% for the year 2007. We determine our forfeiture rates year over year to reflect actual and expected cancellations of unvested options due to a higher than estimated level of employee attrition.

Total estimated stock-based compensation expense, related to all of our share-based payment awards, recognized under ASC 718 was comprised of the following:

	Years Ended December 31,
	2009	2008	2007
	(in thousands)
Research and development	$420	$3,686	$4,842
General and administrative	1,811	2,597	3,757

Stock-based compensation expense before taxes	2,231	6,283	8,599
Related income tax benefits	—	—	—

Effect on net loss	$2,231	$6,283	$8,599

Because we had a net operating loss carryforward as of December 31, 2009, no tax benefits for the tax deductions related to stock-based compensation expense were recognized in our Statements of Operations. Additionally, no incremental tax benefits were recognized from stock options exercised in the years ended December 31, 2009, 2008 and 2007, which would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities. As of December 31, 2009, $3.3 million of total unrecognized compensation costs, net of forfeitures, related to non-vested awards is expected to be recognized over a weighted average period of 1.72 years.

Valuation assumptions

Assumptions used in the Black-Scholes model were as follows:

	Stock Option Plans			Stock Purchase Plan
	2009	2008	2007	2009	2008	2007
Weighted average expected stock price volatility	99.8%	76.8%	66.5%	140.3%	90.8%	93.1%
Weighted average risk-free interest rate	2.65%	3.00%	4.97%	0.67%	2.14%	4.62%
Weighted average expected life (in years)	5.65	6.08	5.60	1.25	1.25	1.25
Weighted average expected dividend yield	—	—	—	—	—	—

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

	December 31,
	2009	2008
	(in thousands)
Deferred tax assets
Net operating loss carryforwards	$161,959	$153,901
Tax credits carryforwards	24,977	20,653
Capitalized research expenses	10,320	11,605
Stock based compensation	7,322	7,801
Other	1,342	1,262

Total deferred tax assets	205,920	195,222
Valuation allowance	(205,920)	(195,222)

Net deferred tax assets	$—	$—

The provision for income taxes differs from the expected tax expense computed by applying the statutory federal income tax rate to loss before taxes as follows:

	Years Ended December 31,
	2009	2008	2007
	(in thousands)
Tax at Federal statutory rate	$(8,056)	$(10,799)	$(18,773)
State tax, net of federal income tax benefit	(1,377)	(1,848)	(3,210)
Research and development credit	(601)	(1,026)	(2,283)
Unbenefitted losses	9,909	13,025	23,377
Other individually immaterial items	125	648	889

Provision for taxes	$—	$—	$—

Realization of deferred tax assets is dependent upon the generation of future taxable income, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $10.7 million, $10.0 million and $10.8 million during 2009, 2008 and 2007.

As of December 31, 2009, we had U.S. federal and state net operating losses of approximately $436.7 million and $231.4 million. If not utilized, these carryforwards will begin to expire beginning in 2009 and 2010 for federal and state purposes. Approximately $10.5 million of the federal and $8.1 million of the state net operating loss carryforwards represents the stock option deduction arising from activity under our stock option plan, the benefit of which will increase additional paid in capital when realized.

We have research credit carryforwards of approximately $20.5 million and $6.6 million for federal and state income tax purposes. If not utilized, the federal credit will expire at various dates beginning in 2009 through 2028. California state research and development credits can be carried forward indefinitely.

Utilization of our net operating loss carryforwards and tax credit carryforwards are subject to annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation may result in the expiration of the net operating losses and credits before utilization. In event we have a change in ownership, utilization of the carryforwards could be significantly restricted and a substantial portion of our net operating losses and credits may never be available to offset taxable income or tax.

Effective January 1, 2007, we adopted ASC 740-10-25. This interpretation clarifies the criteria for recognizing income tax benefits under ASC 740, “Accounting for Income Taxes,” and requires additional disclosures about uncertain tax positions. Under ASC 740-10-25 the financial statement recognition of the benefit for a tax position is dependent upon the benefit being more likely than not to be sustainable upon audit by the applicable taxing authority. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement. Upon adoption of ASC 740-10-25 on January 1, 2007, we recognized a $14.2 million increase in our liability for unrecognized income tax benefits which was accounted for as a reduction to the deferred tax assets balance as of that date. At December 31, 2009, we have a liability for unrecognized tax benefits of $7.2 million, none of which, if recognized, would affect our effective tax rate. We do not believe there will be any material changes in its unrecognized tax positions over the next twelve months. A reconciliation of the beginning and ending amount of the consolidated liability for unrecognized income tax benefits during the twelve-month period ended December 31, 2009 is as follows:

	2009	2008
	(in thousands)
Balance at January 1	$11,022	$9,811
Additions for tax positions of prior years	(4,065)	749
Additions for tax positions related to 2008	278	473
Reductions for tax positions of prior years	2,719	(11)
Settlements during the current year	NIL	NIL

Balance at December 31	$9,954	$11,022

Interest and penalty costs related to unrecognized tax benefits are classified as a component of “Income Tax Expense” in the accompanying statement of operations and the corresponding liability in “Income Taxes Payable” or “Prepaid Income Taxes” in the accompanying balance sheet. We, however, did not recognize any interest expense related to unrecognized tax benefits for the year ended December 31, 2009.

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are subject to U.S. federal income tax examination for calendar tax years ending 2005 through 2009. Additionally, we are subject to various state income tax examinations for the 2004 through 2009 calendar tax years. The federal and U.S. state taxing authorities may choose to audit tax returns for tax years beyond the statue of limitation period due to significant tax attribute carryforwards from prior years, making adjustments only to carryforward attributes. In April 2009 the Internal Revenue Service completed its audit on our U.S. federal income tax return for the 2005 calendar tax year which did not result in any significant adjustments.

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

11.    Subsequent Event

In connection with our loan agreement with UBS (see Note 7 for further information), we had a loan balance of $3.1 million due to UBS as of December 31, 2009. On February 12, 2010, UBS elected to repurchase a portion of our ARS under the Rights Agreement at par value of $4.0 million. Proceeds from the sale of our ARS were applied to repayment of the remaining $3.1 million balance of the loan and $0.9 million was transferred to our operating cash account. As of February 15, 2010, we had a credit line of approximately $6.6 million available to us under the Rights Agreement.

12.    Quarterly Financial Information (unaudited)

Selected quarterly financial information is summarized below (in thousands except per share amounts):

SELECTED QUARTERLY FINANCIAL INFORMATION

	2009				2008
Quarter ended	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
Total revenues	$—	$—	$—	$—	$—	$—	$—	$—
Operating costs and expenses:
Research and development	2,295	3,416	3,022	3,990	2,701	4,820	8,236	8,195
General and administrative	1,965	2,759	3,199	2,887	2,552	2,822	2,773	2,413
Restructuring costs (1)	—	—	83	868	(3)	199	—	—

Total operating costs and expenses	4,260	6,175	6,304	7,745	5,250	7,841	11,009	10,608

Loss from operations	(4,260)	(6,175)	(6,304)	(7,745)	(5,250)	(7,841)	(11,009)	(10,608)
Interest and other income (expense), net (2)	60	68	623	40	4,873	(168)	(2,560)	800

Net loss	$(4,200)	$(6,107)	$(5,681)	$(7,705)	$(377)	$(8,009)	$(13,569)	$(9,808)

Net loss per share, basic and diluted (3)	$(0.08)	$(0.11)	$(0.11)	$(0.14)	$(0.01)	$(0.15)	$(0.26)	$(0.19)
Weighted average shares used in computing net loss per share, basic and diluted	53,430	53,381	53,356	53,314	53,290	53,241	53,185	52,992

(1)	Restructuring charges in 2008 related to workforce reduction by 7 positions or 8% of our workforce. Restructuring charges in 2009 related to workforce reduction by 37 positions or 45% of our workforce.

(2)	Interest and other income (expense), net in 2008 and 2009 includes write-down expenses due to changes in market conditions resulting in other-than-temporary impairment.

(3)	Net loss per share for each quarter are calculated as a discrete period; the sum of four quarters may not equal the calculated full year amount.

Exhibit Index

Exhibit Number		Description

3.1		Amended and Restated Certificate of Incorporation. (2)

3.2		Amended and Restated Bylaws. (14)

4.1		Specimen Common Stock Certificate. (1)

4.2		Rights Agreement dated November 2, 2001, by and between Telik and Wells Fargo Bank Minnesota, N.A., replaced by EquiServe Trust Company, N.A. as Rights Agent. (6)

4.3		Registrant’s Certificate of Designation of Series A Junior Participating Preferred Stock. (6)

4.4

Agreement, by and among Telik, Eastbourne Capital Management, L.L.C., Black Bear Offshore Master Fund, L.P., Black Bear Fund I, L.P., Black Bear Fund II, L.L.C., and Richard J. Barry, dated May 18, 2006. (10)

4.5		Amendment to Rights Agreement between Telik and Computershare Shareholder Services, Inc. and Computershare Trust Company, N.A., dated May 18, 2006. (12)

4.6		Second Amendment to Rights Agreement between Telik and Computershare Shareholder Services, Inc. and Computershare Trust Company, N.A., dated December 11, 2006. (11)

4.7		Amended and Restated Standstill Agreement between Telik and Eastbourne Capital Management, L.L.C. and certain related persons and entities, dated December 11, 2006. (11)

10.1		Form of Indemnity Agreement. (1) (3)

10.2		2000 Equity Incentive Plan and related documents. (3) (4)

10.3		2000 Employee Stock Purchase Plan and Offering. (3) (4)

10.4		2000 Non-Employee Directors’ Stock Option Plan and Agreement. (3) (15)

10.5		1996 Stock Option Plan and forms of grant thereunder. (3) (4)

10.6		1988 Stock Option Plan and forms of grant thereunder. (3) (4)

10.7		Form of Non-Plan Stock Option Agreement. (3) (4)

10.8		Telik, Inc. Executive Officer Bonus Plan. (3)(13)

10.9	*	Collaboration Agreement between Telik and Sanwa Kagaku Kenkyusho Co., Ltd., dated December 20, 1996, as amended. (1)

10.10	*	License Agreement between Telik and Sanwa Kagaku Kenkyusho Co., Ltd., dated September 24, 1997, as amended. (1)

10.11	*	Third Amendment to Collaboration Agreement between Telik and Sanwa Kagaku Kenkyusho Co., Ltd., dated February 14, 2001. (5)

10.12	*	Second Amendment to License Agreement between Telik and Sanwa Kagaku Kenkyusho Co., Ltd., dated February 14, 2001. (5)

10.13		Employment Agreement between Cynthia M. Butitta and Telik, dated February 1, 2001. (3) (5)

10.14		Amended and Restated Employment Agreement between Michael M. Wick, M.D., Ph.D. and Telik, dated December 17, 2008, as amended. (3) (16)

10.15		Lease between Telik and The Board of Trustees of the Leland Stanford Junior University, dated July 25, 2002. (7)

10.16	*	Manufacturing Supply Agreement dated July 1, 2004, by and between Telik and Organichem Corporation. (8)

10.17		Telik, Inc. Change of Control Severance Benefit Plan, dated February 21, 2003, amended December 17, 2008. (3) (16)

10.18		Bonuses for Fiscal Year 2009 for Named Executive Officers. (3) (13)

10.19		Transition and Release Agreement between Telik, Inc. and Dr. Stefan Ryser, Ph.D., dated as of June 12, 2009. (3)(17)

Exhibit Number	Description

14.1	Telik, Inc. Code of Conduct. (9)

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on the signature pages hereto)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	Confidential treatment has been granted for portions of this document. The information omitted pursuant to such confidential treatment order has been filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to exhibits to our Registration Statement on Form S-1, filed on April 3, 2000, as amended (File No. 333-33868).

(2)	Incorporated by reference to exhibits to our Annual Report on Form 10-K for the year ended December 31, 2001, as filed on March 27, 2002.

(3)	Management contract or compensatory arrangement.

(4)	Incorporated by reference to exhibits to our Registration Statement on Form S-8, as filed on August 30, 2000 (File No. 333-44826).

(5)	Incorporated by reference to exhibits to our Annual Report on Form 10-K for the year ended December 31, 2000 initially filed on March 28, 2001 as amended on Form 10-K/A, as filed on September 20, 2001.

(6)	Incorporated by reference to exhibits to our Current Report on Form 8-K dated November 2, 2001, as filed on November 5, 2001.

(7)	Incorporated by reference to exhibits to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, as filed on November 13, 2002.

(8)	Incorporated by reference to exhibits to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, as filed on November 8, 2004.

(9)	Incorporated by reference to exhibits to our Annual Report on Form 10-K for the year ended December 31, 2003, as filed on March 5, 2004.

(10)	Incorporated by reference to exhibits to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, as filed on August 3, 2006.

(11)	Incorporated by reference to exhibits to our Current Report on Form 8-K dated December 11, 2006, as filed on December 12, 2006.

(12)	Incorporated by reference to Exhibit A to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, as filed on August 3, 2006.

(13)	Incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the year ended December 31, 2006, as filed on February 28, 2007.

(14)	Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K dated December 11, 2007, as filed on December 14, 2007.

(15)	Incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 2007, as filed on March 3, 2008.

(16)	Incorporated by reference to exhibits to our Current Report on Form 8-K dated December 17, 2008, as filed on December 23, 2008.

(17)	Incorporated by reference to Exhibit 10.20 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, as filed on August 6, 2009.