Form 10-Q
period 2010-03-31
TELIK INC
filed 2010-05-06
CIK 1109196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO             .

COMMISSION FILE NUMBER: 0-31265

TELIK, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	93-0987903
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

3165 PORTER DRIVE, PALO ALTO, CA 94304

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES INCLUDING ZIP CODE)

(650) 845-7700

(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class: Common Stock $0.01 par value	Outstanding at April 30, 2010: 53,522,329 shares

TELIK, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

TELIK, INC.

CONDENSED BALANCE SHEETS

(In thousands)

	March 31, 2010	December 31, 2009
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$5,111	$12,251
Short-term investments	29,654	27,475
Interest and other receivables	82	216
Prepaids and other current assets	1,798	4,122

Total current assets	36,645	44,064
Property and equipment, net	1,322	1,415
Restricted investments	449	674

Total assets	$38,416	$46,153

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$284	$190
Accrued clinical trial costs	409	505
Accrued compensation	623	528
Accrued liabilities	383	519
Notes payable	—	3,101

Total current liabilities	1,699	4,843
Long-term deferred rent	365	376
Commitments and contingencies
Stockholders’ equity:
Common stock	535	534
Additional paid-in capital	544,733	543,987
Accumulated other comprehensive gain	(4)	(2)
Accumulated deficit	(508,912)	(503,585)

Total stockholders’ equity	36,352	40,934

Total liabilities and stockholders’ equity	$38,416	$46,153

See accompanying Notes to Condensed Financial Statements.

TELIK, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Operating costs and expenses:
Research and development	2,825	3,990
General and administrative	2,558	2,887
Restructuring costs	—	868

Total operating costs and expenses	5,383	7,745

Loss from operations	(5,383)	(7,745)
Interest and other income, net	62	70
Interest expense	(6)	(30)

Net loss	$(5,327)	$(7,705)

Basic and diluted net loss per share	$(0.10)	$(0.14)

Shares used to calculate basic and diluted net loss per share	53,465	53,314

See accompanying Notes to Condensed Financial Statements.

TELIK, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(5,327)	$(7,705)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	93	188
Stock-based compensation expense	714	766
Change in fair value of marketable securities	61	(1,159)
Change in fair value of rights to sell ARS to UBS	(61)	1,283
Changes in assets and liabilities:
Other receivables	134	(135)
Prepaids and other current assets	(15)	(11)
Accounts payable	94	(244)
Accrued liabilities	(148)	(283)

Net cash used in operating activities	(4,455)	(7,300)

Cash flows from investing activities:
Purchases of investments	(11,842)	(10,103)
Sales of investments	4,224	224
Maturities of investments	8,000	—

Net cash provided by (used in) investing activities	382	(9,879)

Cash flows from financing activities:
Payments under financing arrangement	(3,100)	—
Proceeds from issuance of common stock	33	23

Net cash provided by (used in) financing activities	(3,067)	23

Net decrease in cash and cash equivalents	(7,140)	(17,156)
Cash and cash equivalents at beginning of period	12,251	50,562

Cash and cash equivalents at end of period	$5,111	$33,406

Supplementary information:
Interest paid	$6	$30

See accompanying Notes to Condensed Financial Statements.

TELIK, INC.

Notes to Condensed Financial Statements

(Unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies

We have prepared the accompanying condensed financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, or the Exchange Act. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We believe all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included herein. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or any other future period. The condensed balance sheet at December 31, 2009 has been derived from the audited financial statements at that date. You should read these condensed financial statements and notes in conjunction with our audited financial statements for the year ended December 31, 2009, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2010.

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

Cash and Cash Equivalents, Short-Term and Long-Term Investments

We invest our excess cash in money market funds, cash deposits, U.S. treasury and U.S. government agency securities, taxable municipal notes, some of which may have an auction reset feature (auction rate securities, or ARS), and corporate notes. All highly liquid investments with stated maturities of three months or less from date of purchase are classified as cash equivalents. Debt securities with original maturities greater than three months and remaining maturities less than one year and all our ARS including perpetual rate securities are classified as short-term investments based on our intention to sell these securities in less than one year. Debt securities with remaining maturities greater than one year and which we intend to hold until maturity are classified as long-term investments. We classify all cash equivalents and non-ARS investments as available-for-sale. Available-for-sale securities are carried at estimated fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss). Realized gains or losses on the sale of investments are determined on a specific identification method, and such gains and losses are reflected as a component of interest income.

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

Fair Value of Financial Instruments

We used the provisions of ASC 820, “Fair Value Measurements and Disclosure,” to determine the fair values of our financial assets and liabilities using the fair value hierarchy. ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. The objective of fair value measurement is to determine the price that would be received to sell the asset or paid to transfer the liability (an exit price) in an orderly transaction between market participants at the measurement date. The statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and that market participant assumptions include assumptions about risk and effect of a restriction on the sale or use of an asset. To increase consistency and comparability in fair value measurement and related disclosures, this statement establishes a fair value hierarchy that prioritize the inputs to valuation techniques used to measure fair value into three broad levels: (1) Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date; (2) Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly through corroboration with observable market data; and (3) Level 3 inputs are unobservable inputs for asset or liability that reflect the reporting entity’s own assumptions about risk and the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

We recorded the fair values of our treasury bills, treasury notes and government agencies securities based on a monthly report provided by our investment provider. Since these government securities generally have market prices from multiple sources and it can be difficult to select the best individual price directly from the quoted prices in the active markets, our investment provider uses Level 2 inputs for the valuation of these securities. Using the Level 2 inputs, a “consensus price” or a weighted average price for each of these securities can be derived from a distribution-curve-based algorithm which includes market prices obtained from a variety of industrial standard data providers (e.g. Bloomberg), security master files from large financial institutions, and other third-party sources.

With the current financial market conditions, the assessment of fair values of certain financial instruments can be difficult and subjective. For our ARS and put option, we use Level 3 inputs to determine their fair values since they do not have a readily determinable market value. The assumptions used in valuing the ARS and the put option included, basing on data as of the reporting period then ended, interest rates, tax status, credit quality, expected holding periods of the ARS, insurance wraps, the portfolio composition of Federal Family Education Loan Program, or FFELP, and private loans, likelihood of redemption, loan rates per the UBS Rights offering and bearer risk associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010. These assumptions are volatile and subject to change, and therefore could result in significant changes to the fair values of these financial instruments. See Notes 5 and 7 to Condensed Financial Statements for additional information.

TELIK, INC.

Notes to Condensed Financial Statements—(Continued)

(Unaudited)

Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2010, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, that are of significance, or potential significance to us.

In January 2010, the FASB issued Accounting Standard Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements, “ASU 2010-06”, to improve disclosures related to fair value measurements. This guidance requires new disclosures as well as clarifies certain existing disclosure requirements. Under ASU 2010-06, companies are required to provide separate information about significant transfers in and out of Level 1 and Level 2 of the fair value hierarchy as well as the reasons for such transfers, and a reconciliation of purchases, sales, issuances, and settlements activities valued using Level 3 inputs on a gross basis. ASU 2010-06 also clarifies the requirement to determine the level of disaggregation for fair value measurement disclosures and the requirement to disclose valuation techniques and inputs used for both recurring and nonrecurring fair value measurements in either Level 2 or Level 3. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure about purchases, sales, issuances, and settlements in the rollforward of activity for Level 3 fair value measurement which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We adopted ASU 2010-06 for Level 1 and 2 disclosure requirements in the quarter ended March 31, 2010. The adoption of this guidance increases the level of disclosures in our financial statements related to fair value measurements.

On February 24, 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855)—Amendments to Certain Recognition and Disclosure Requirements, “ASU 2010-09”. ASU 2010-09 removes the requirement that SEC filers disclose the date through which subsequent events have been evaluated. This amendment alleviates potential conflicts between Subtopic 855-10 and the SEC’s requirements. We have adopted this guidance since its issuance.

2. Employee Stock-Based Compensation

Stock based compensation

Total estimated stock-based compensation expense, related to all of our share-based payment awards recognized under ASC 718, “Compensation—Stock Compensation” comprised of the following:

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Research and development	$257	$202
General and administrative	457	564

Stock-based compensation expense before taxes	714	766

Effect on net loss	$714	$766

Because we had a net operating loss carryforward as of March 31, 2010, no tax benefits for the tax deductions related to stock-based compensation expense were recognized in our condensed statements of operations. Additionally, no incremental tax benefits were recognized from stock options exercised in the three months ended March 31, 2010 and 2009, which would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities. As of March 31, 2010, $2.5 million of total unrecognized compensation costs, net of forfeitures, related to non-vested service based awards is expected to be recognized over a weighted average period of 1.68 years.

TELIK, INC.

Notes to Condensed Financial Statements—(Continued)

(Unaudited)

3. Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes changes in unrealized gains (losses) on investments. The activity in comprehensive loss was as follows:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Net loss	$(5,327)	$(7,705)
Changes in net unrealized gains on investments	(2)	(8)

Comprehensive loss	$(5,329)	$(7,713)

4. Basic and Diluted Net Loss per Share

Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period.

Outstanding options to purchase 12,559,324 and 9,847,098 shares of our common stock for the three months ended March 31, 2010 and 2009 were excluded from the diluted net loss per common share calculations because inclusion of such options was anti-dilutive.

5. Fair Value Measurements on a Recurring Basis

We measure certain financial assets at fair value on a recurring basis, including cash equivalents, available-for-sale securities, trading securities and put options. The fair value of these financial assets was determined based on a three-tier fair value hierarchy as described in Note 1, which prioritizes the inputs used in measuring fair value.

The following table presents information about our financial assets that are measured at fair value on a recurring basis as of March 31, 2010 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

		Fair Value Measurement at March 31, 2010 Using
	March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Available-for-sale securities:
Money market funds	$1,166	$1,166	$—	$—
US treasuries	13,081	—	13,081	—
US government agencies	9,954	—	9,954	—
Trading securities:
Auction rate certificates	8,719	—	—	8,719
Other current assets:
Put option	1,081	—	—	1,081

Total	$34,001	$1,166	$23,035	$9,800

TELIK, INC.

Notes to Condensed Financial Statements—(Continued)

(Unaudited)

The following table presents information about our financial assets that are measured at fair value on a recurring basis as of December 31, 2009, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurement at December 31, 2009 Using
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Available-for-sale securities:
Money market funds	$11,583	$11,583	$—	$—
US treasuries	17,095	—	17,095	—
Trading securities:
Auction preferred stock	1,600	—	—	1,600
Auction rate certificates	8,780	—	—	8,780
Other current assets:
Put option	3,420	—	—	3,420

Total	$42,478	$11,583	$17,095	$13,800

There were no transfers between Level 1 and Level 2 measurements in the three months ended March 31, 2010. The following is a reconciliation of our investments measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Put Option	Auction Rate Securities	Total
	(in thousands)
Balance at December 31, 2009	$3,420	$10,380	$13,800
Impairment gain (loss) included in net loss	61	(61)	—
Sales or settlement	(2,400)	(1,600)	(4,000)

Balance at March 31, 2010	$1,081	$8,719	$9,800

On February 12, 2010, UBS repurchased $4.0 million of our ARS from the original balance of $13.8 million. At March 31, 2010, our ARS had an aggregate fair value of $8.7 million and par value of $9.8 million. The ARS investments, purchased through our investment account with UBS at par value, have an auction reset feature. Historically, the fair value of ARS investments approximated par value due to the frequent resets through the auction process. Beginning in late 2007, our securities invested in ARS failed to settle in scheduled auctions due to liquidity crises. An auction failure means that the parties wishing to sell securities could not make the sale, but does not result in the securities going into default because the issuer continues to pay interest. The interest rates may be reset to predetermined “penalty” or “maximum” rates based on mathematical formulas in accordance with each security’s prospectus. While we continue to earn interest on our ARS investments at the contractual rate, these investments are not currently trading and therefore do not have a readily determinable market value. Accordingly, the estimated fair value of the ARS no longer approximates par value.

TELIK, INC.

Notes to Condensed Financial Statements—(Continued)

(Unaudited)

We estimated the fair value of our ARS after consideration of several factors, including input provided by UBS. Valuation techniques involved the use of a discounted cash flow approach. Although these securities would typically be measured using Level 2 inputs, the failure of auctions and the lack of market activity required that these securities be measured using Level 3 inputs. The assumptions used in preparing the discounted cash flow model to determine the fair value of our auction preferred stock take into account factors such as interest rates, credit quality, likelihood of redemption, duration and credit default swap data points for monoline insurers. The underlying assets of our auction rate certificates are primarily comprised of student loans and their fair values were measured by considering factors such as interest rates, tax status, credit quality, duration, insurance wraps, the portfolio composition of Federal Family Education Loan Program, or FFELP, and private loans and likelihood of redemption. These assumptions are highly subjective and involve significant judgment and are subject to change as the underlying sources of these assumptions and market conditions change. For the three months ended March 31, 2010, we recorded (i) a reduction of approximately $2.4 million and $1.6 million in fair values of our put option and ARS respectively, as a result of certain ARS repurchased by UBS in February 2010 and (ii) no gain or loss to interest and income, net due to offsetting changes in fair values of our ARS and put option. For additional information, see Note 7 to Condensed Financial Statements.

6. Cash, Cash Equivalents, Investments and Restricted Investments

The following is a summary of estimated fair value of cash and cash equivalents, investments and restricted investments:

	March 31, 2010	December 31, 2009
	(in thousands)
Certificate of deposits	$449	$674
Auction rate securities	8,719	10,380
US treasuries	13,081	17,095
US government agencies enterprises	9,954	—
Cash and money market funds	3,011	12,251

Total	$35,214	$40,400

Reported as:
Cash and cash equivalents	$5,111	$12,251
Short-term investments	29,654	27,475
Restricted investments	449	674

Total	$35,214	$40,400

ARS securities with an aggregate estimated fair value of $8.7 million as of March 31, 2010 and $10.4 million as of December 31, 2009 were determined as securities held for trading. Accordingly, these securities are carried at estimated fair value, with unrealized gains and losses resulting from changes in fair value reported in earnings. All other marketable debt securities continue to be held as available-for-sale.

The following is a summary of amortized cost, unrealized gains and losses and estimated fair value of cash and cash equivalents and marketable debt securities held as available-for-sale.

	March 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Certificate of deposits	$449	$—	$—	$449
US treasuries & government agencies	23,039	2	(6)	23,035
Cash and money market funds	3,011	—	—	3,011

Total	$26,499	$2	$(6)	$26,495

TELIK, INC.

Notes to Condensed Financial Statements—(Continued)

(Unaudited)

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Certificate of deposits	$674	$—	$—	$674
US treasuries	17,097	1	(3)	17,095
Cash and money market funds	12,251	—	—	12,251

Total	$30,022	$1	$(3)	$30,020

There were no realized gains on sales of available-for-sale investments for the three months ended March 31, 2010 and 2009. Realized gains and losses were calculated based on the specific identification method.

Investments which were in an unrealized loss positions for which other-than-temporary impairments were not recognized at March 31, 2010 are summarized below:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
US treasuries & government agencies	$8,871	$(6)	$—	$—	$8,871	$(6)

Total	$8,871	$(6)	$—	$—	$8,871	$(6)

Investments which were in an unrealized loss positions for which other-than-temporary impairments were not recognized at December 31, 2009 are summarized below:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
US treasuries	$10,091	$(3)	$—	$—	$10,091	$(3)

Total	$10,091	$(3)	$—	$—	$10,091	$(3)

The following is a summary of the cost and estimated fair value of marketable debt securities, held as available-for-sale at March 31, 2010 and December 31, 2009, classified by stated maturity date of the security:

	March 31, 2010		December 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Mature in less than one year	$23,039	$23,035	$17,097	$17,095

Total	$23,039	$23,035	$17,097	$17,095

TELIK, INC.

Notes to Condensed Financial Statements—(Continued)

(Unaudited)

7. Prepaids and Other Current Assets

Prepaids and other current assets consist of the following:

	March 31, 2010	December 31, 2009
	(in thousands)
Prepaids	$717	$702
UBS Rights relating to ARS	1,081	3,420

Total	$1,798	$4,122

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

The enforceability of the Right results in a put option which is recognized as a separate freestanding asset and accounted for separately from the ARS investment. On June 10, 2009 and February 12, 2010, UBS elected to repurchase a portion of our ARS under the agreement at par value of $4.9 million and $4.0 million, respectively. The put option was measured at its fair value of $1.1 million at March 31, 2010, compared to fair value of $3.4 million at December 31, 2009. The decrease of $2.3 million was due primarily to a $2.4 million reduction in our put option as a result of UBS repurchase of a portion of our ARS offset by an increase of $61,000 in fair value of our put option which was recorded in interest and other income, net in our Statement of Operations. We elected to measure the put option at fair value under ASC 825-10-25, which permits an entity to elect the fair value option for recognized financial assets, in order to match the changes in the fair value of the ARS. We valued the Right using a discounted cash flow approach including estimates of, based on data available as of March 31, 2010, interest rates, timing and amount of cash flow, adjusted for any bearer risk associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010. These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change.

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

8. Notes Payable

In connection with our acceptance of the offer to enter into the agreement with UBS whereby we received the Right to sell all our ARS at par value to UBS at any time during a two-year period beginning on June 30, 2010 and ending on July 2, 2012, UBS would also make available to us “no net cost” loans up to 75% of the market value of our ARS. A “no net cost loan” as defined in the agreement means that the loan will bear interest at a rate equal to the average rate of interest paid or deemed paid to Telik on the pledged ARS such that the interest cost, net of interest received by us on the pledged ARS, will be zero. The “no net cost” loans must be repaid upon commencement of the exercise of the Right. According to the Rights Agreement, the loan is payable on demand. If UBS should exercise its discretionary right to demand repayment of any portion of the loan prior to the date we can exercise our repurchase rights, UBS and certain of its affiliates will arrange for alternative financing on terms and conditions substantially the same as those contained in the loan, and if alternative financing cannot be established, then UBS or one of its affiliates will purchase our pledged ARS at par. UBS’ obligation to arrange such alternative financing does not apply under certain circumstances, including, but not limited to, if we sell the ARS pledged as collateral. Proceeds of sales of our ARS will first be applied to repayment of the credit line with the balance, if any, for our account.

TELIK, INC.

Notes to Condensed Financial Statements—(Continued)

(Unaudited)

On December 31, 2008, we entered into a loan agreement with UBS and drew down $8 million with our ARS pledged as collateral. On June 10, 2009 and February 12, 2010, UBS elected to repurchase a portion of our ARS under the Rights Agreement at par value of $4.9 million and $4.0 million, respectively. Proceeds of both sales of our ARS were applied to repayment of the credit line whereby $4.9 million was paid in June 2009 leaving a balance of $3.1 million due to UBS as of December 31, 2009. The remaining balance of $3.1 million was paid in full as of March 31, 2010. For the three months ended March 31, 2010, interest paid on the loan was approximately $6,000 which was offset entirely by interest earned on the pledged securities. As of March 31, 2010, we had a credit line of approximately $6.5 million available to us under the Rights Agreement.

9. Restructuring Plan

In February 2009, we implemented a restructuring plan to further reduce our operating expenses and to streamline our infrastructure to focus on our most advanced preclinical and clinical development programs. As a result of the restructuring plan we reduced our workforce by 37 positions and recorded a charge of approximately $868,000 for the three months ended March 31, 2009 and an additional $83,000 in the quarter ended June 30, 2009. We paid $750,000 in the quarter ended March 31, 2009, $111,000 in the quarter ended June 30, 2009 and the remaining $90,000 in the quarter ended September 30, 2009, as severance, payroll taxes and other personnel related costs.

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

The following discussion and analysis should be read in conjunction with the unaudited condensed financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 2, 2010.

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

We have incurred net losses since inception and expect to incur losses for the next several years as we continue our research and development activities. During the three months ended March 31, 2010, loss from operations was $5.4 million and net loss was $5.3 million. Net cash used in operations for the three months ended March 31, 2010 was $4.5 million and net cash, cash equivalents, investments and restricted investments at March 31, 2010 were $35.2 million. As of March 31, 2010, we had an accumulated deficit of $508.9 million.

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

We have carried out three workforce reductions since 2007, the most recent of which was completed in February 2009. As a result of our restructuring plans, we believe our existing cash resources will be sufficient to satisfy our current operating plan until mid-2011. Changes in our research and development plans or other changes affecting our operating expenses may affect actual future consumption of existing cash resources as well. In any event, we will require substantial additional financing to fund our operations in the future.

We expect that our quarterly and annual results of operations will fluctuate for the foreseeable future due to several factors, including the timing and extent of our research and development efforts and the outcome of our clinical trial activities. The successful development of our products is uncertain. As such, an accurate prediction of future operating results is difficult or impossible.

Clinical Product Development

TELINTRA, our current drug product candidate in clinical development, is a small molecule glutathione analog inhibitor of the enzyme glutathione S-transferase P1-1. We are developing TELINTRA for the treatment of blood disorders associated with low blood cell levels, such as neutropenia or anemia. In May 2008, we initiated a Phase 2 clinical trial of TELINTRA tablets for the treatment of patients with MDS. In the second quarter of 2009, we initiated a Phase 2 randomized study in SCN to determine the effect of TELINTRA tablets on absolute neutrophil count in patients with this disease. The trial for MDS completed enrollment of 86 patients and we expect to announce results by the end of the second quarter of 2010. The trial for SCN is intended to enroll a total of 20 patients. In the fourth quarter of 2009, we initiated a Phase 1 dose-ranging study of TELINTRA tablets in combination with Lenalidomide in patients with MDS. We expect to enroll up to 30 patients for this study.

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

Nasdaq Stock Listing Compliance

On September 19, 2008, we received notification from Nasdaq informing us that the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Market under Nasdaq Marketplace Rule 5550(a)(2) and giving us 180 days to regain compliance. Nasdaq subsequently implemented temporary suspensions of the minimum bid price requirement, allowing us until January 4, 2010 to regain compliance. Effective January 7, 2010, we transferred the listing of our common stock from the Nasdaq Global Market to the Nasdaq Capital Market. In accordance with Listing Rule 5810(c)(3)(A), we were provided with an additional 180-day period, or until July 6, 2010, to regain compliance with the minimum bid price requirement. On April 22, 2010, we received notification from Nasdaq that we have regained compliance with the minimum bid price requirement.

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

In connection with our acceptance of the offer to enter into the agreement, UBS has made available to us “no net cost” loans for up to 75% of the market value of our ARS, where interest payable on the loan does not exceed interest earned on our ARS. The loan is secured by our ARS. On December 31, 2008, we borrowed $8 million from UBS in accordance with such a secured, “no net cost” demand facility. On June 10, 2009 and February 12, 2010, UBS elected to repurchase a portion of our ARS under the Rights Agreement at par value of $4.9 million and $4.0 million, respectively. Proceeds of both sales of our ARS were applied to the repayments of the credit line which was paid in full as of March 31, 2010. For the three months ended March 31, 2010, interest paid on the loan was approximately $6,000 which was offset entirely by interest earned on the pledged securities.

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

There has been no material change in our critical accounting policies and significant judgments and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2009.

Use of Estimates

In preparing our financial statements to conform with GAAP, we make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results may differ from these estimates.

Results of Operations

Revenues

We did not record any revenues in 2009 and currently do not expect to record any revenues in 2010. Future non-product revenues, if any, will depend upon the extent to which we enter into new collaborative research agreements and the amounts of payments relating to such agreements.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2010 and 2009 were $2.8 million and $4.0 million. Our research and development activities consist primarily of drug development, clinical supply manufacturing, clinical activities, discovery research, screening and identification of product candidates and preclinical studies. We group these activities into two major categories: “research and preclinical” and “clinical development.”

The approximate costs associated with research and preclinical and clinical development activities were as follows:

	Three Months Ended March 31,		% Change
	2010	2009
	(In thousands, except percentages)
Research and preclinical	$733	$2,114	(65)%
Clinical development	2,092	1,876	12%

Total research and development	$2,825	$3,990	(29)%

The decrease of 29%, or $1.2 million, in research and development expenses for the three months ended March 31, 2010 compared to the same period in 2009 was principally due to the following:

•	decreased costs of approximately $1.4 million in connection with headcount reduction as a result of our February 2009 restructuring and reduced research activities;

•

decreased clinical trial expenses of approximately $213,000 related to the completion of patient enrollment in our Phase 2 TELINTRA tablets for MDS in 2009 and the discontinuation of our Phase 2 TELINTRA tablets for CIN; and

•

in addition, the three months ended March 31, 2009 included approximately $306,000 reduction in accrued clinical trials expenses as a result of final close-out of clinical sites related to Phase 2 TELCYTA ovarian and lung cancer combination trial and TELINTRA tablets Phase 1-2a trial in MDS while there were no such adjustments in 2010.

We expect total research and development expenditures to decrease in 2010 as we complete our Phase 2 TELINTRA tablets for MDS clinical trial and continue other smaller ongoing TELINTRA Phase 2 trials as well as advancing new drug candidates into the clinic.

The following table summarizes our principal drug product candidate development initiatives:

	Related R&D Expenses Three Months ended March 31,
Product	2010	2009
	(in thousands)
TELCYTA	$605	$423
TELINTRA	1,698	1,660
TLK58747	60	596
TLK60404	158	503
Other (1)	304	808

Total research and development expenses	$2,825	$3,990

(1)	“Other” constitutes research and development activities that cannot be allocated to any individual project.

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

General and Administrative Expenses

	Three Months Ended March 31,		%
	2010	2009	Change
	(In thousands, except percentages)
General and administrative	$2,558	$2,887	(11)%

The decrease in general and administrative expenses of 11%, or $329,000 for the three months ended March 31, 2010 compared to the same period in 2009 was primarily due to decreased stock-based compensation expense of approximately $107,000 as a result of higher fair value options fully vested and a decrease of $381,000 in corporate administrative expenses which were partially offset by increased allocation of facility related expenses of approximately $159,000.

We expect 2010 general and administrative expenses to be lower than the 2009 spending level as we undertake efforts to control expenses.

Stock-Based Compensation Expense

Employee stock-based compensation expense related to our share-based payment awards was as follows:

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Research and development	$257	$202
General and administrative	457	564

Stock-based compensation expense before taxes	714	766
Related income tax benefits	—	—

Effect on net loss	$714	$766

The decrease in employee stock-based compensation expense for the three months ended March 31, 2010 compared with the same period in 2009 was principally due to higher fair value options fully vested during the three months ended March 31, 2009.

Restructuring Costs

In February 2009, we implemented a restructuring plan and reduced our workforce by 37 positions and recorded an initial charge of approximately $868,000 for the three months ended March 31, 2009 of which $750,000 was paid during the quarter as severance, payroll taxes and other personnel related costs. There were no restructuring costs recorded for the three months ended March 31, 2010.

Interest Income and Interest Expense

	Three Months Ended March 31,		%
	2010	2009	Change
	(In thousands, except percentages)
Interest and other income, net	$62	$70	(11)%
Interest expense	(6)	(30)	(80)%

Interest and other income, net resulted primarily from investment activities including our ARS. The decrease of approximately $8,000 for the three months ended March 31, 2010 compared to the same period in 2009 was due primarily to a decrease of $131,000 in investment income resulting from lower investment cash balances. The decrease was partially offset by a net change of $125,000 in fair values of our ARS and the UBS ARS Rights.

Interest expenses for the three months ended March 31, 2010 and 2009 were for interest payments on our UBS loan. The decrease of approximately $24,000 for the three months ended March 31, 2010 compared to the same period in 2009 was due primarily to the payment in full of our UBS loan balance in February 2010.

Liquidity and Capital Resources

	March 31, 2010	December 31, 2009
	(in millions, except ratios)
Cash, cash equivalents, investments and restricted investments	$35.2	$40.4
Working capital	$34.9	$39.2
Current ratio	21.6 : 1	9.1 : 1

	Three Months Ended March 31,
	2010	2009
	(in millions)
Cash (used in) / provided by:
Operating activities	$(4.5)	$(7.3)
Investing activities	$—	$(9.9)
Financing activities	$(3.1)	$—

Sources and Uses of Cash. Due to the significant research and development expenditures and the lack of any approved products to generate revenue, we have not been profitable and have generated operating losses since we incorporated in 1988. As such, we have funded our research and development operations through the sale of equity securities, non-equity payments from corporate partners, interest earned on investments and equipment lease and loan financings. At March 31, 2010, we had available cash, cash equivalents, investments and restricted investments of $35.2 million. Our cash and investment balances are held in a variety of interest-bearing instruments including obligations of U.S. government agencies, auction rate securities and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk.

Cash Flows from Operating Activities. Cash used in operations for the three months ended March 31, 2010 was $4.5 million compared with $7.3 million for the same period in 2009. Net loss of $5.3 million in 2010 included non-cash charges of $714,000 for stock-based compensation, $93,000 for depreciation and amortization and $61,000 for the decrease in the fair value of marketable securities and were partially offset by a $61,000 reduction in value of the put option associated with the UBS ARS Rights. Cash used in operations was further impacted by a $148,000 reduction in accrued liabilities related primarily to payments made during the three months ended March 31, 2010 related to 2009 audit and tax services and was partially offset by a decrease of $134,000 in other receivables and an approximately $94,000 increase in accounts payable. Operating cash outflows for the same period in 2009 resulted primarily from a net loss of $7.7 million which included non-cash charges of $766,000 for stock-based compensation, $188,000 for depreciation and amortization and $1.3 million for the change in value of the put option associated with the UBS ARS Rights and were partially offset by a $1.2 million gain in the fair value of marketable securities. Cash used in operations was further impacted by a $572,000 reduction in accrued clinical trials related primarily to the completion of our ASSIST 1, 2, 3 and 5 Phase 3 clinical trials.

Cash Flows from Investing Activities. Cash provided by investing activities for the three months ended March 31, 2010 was $382,000 compared with cash used in investing activities of $9.9 million for the same period in 2009. Cash provided in the three months ended March 31, 2010 was primarily from $8 million in investment maturities and $4.2 million in investment sales which included a $4.0 million sale of our ARS to UBS on February 12, 2010 and was partially offset by the purchase of available-for-sale investments of $11.8 million. Cash used in the same period in 2009 was primarily from $10.1 million in purchases of available-for-sale investments and was partially offset by $224,000 in investment sales. We had no capital expenditures for the three months ended March 31, 2010 or 2009.

Cash Flows from Financing Activities. Cash used in financing activities for the three months ended March 31, 2010 was approximately $3.1 million compared with cash provided by financing activities of $23,000 for the same period in 2009. Cash used in financing activities for the three months ended March 31, 2010 was primarily due to $3.1 million payment on February 16, 2010 of our remaining UBS loan balance and offset by $33,000 in proceeds from stock purchases under our employee stock purchase plan. Financing activities for the same period in 2009 comprised of $23,000 in proceeds from stock option exercises and purchases under our employee stock purchase plan.

Working Capital. Working capital decreased to $34.9 million at March 31, 2010 from $39.2 million at December 31, 2009. The decrease in working capital was primarily due to our use of cash for our TELINTRA program and operating expenses.

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

Our future contractual obligations at March 31, 2010 were as follows:

	Total	2010	2011-2012	2013-2014	After 2014
	(in thousands)
Operating leases	$15,748	$2,806	$7,823	$5,119	$—

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

The following discussion about our market risk exposure involves forward-looking statements. We do not use or hold derivative financial instruments; however we are exposed to market risk related to changes in interest rates and market conditions.

Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio. To minimize the exposure due to adverse shifts in interest rates, we maintain investments of shorter maturities. Our marketable securities portfolio is primarily invested in corporate debt securities and commercial papers with an average maturity of under one year and a minimum investment grade rating of A or A-1 or better to minimize credit risk. Although changes in interest rates may affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments were sold prior to maturity. Through our money managers, we maintain risk management control systems to monitor interest rate risk. The risk management control systems use analytical techniques, including sensitivity analysis. We have operated primarily in the United States and all funding activities with our collaborators to date have been made in U.S. dollars. Accordingly, we do not have any exposure to foreign currency rate fluctuations.

The table below presents the principal amounts and weighted-average interest rates by year of stated maturity for our investment portfolio:

	2010	2011 and Beyond	Total	Fair Value at March 31, 2010
	(In thousands, except percentages)
Available-for-sale securities	$23,039	—	$23,039	$23,035
Trading securities	—	$9,800	$9,800	$8,719
Average interest rate	0.22%	1.45%	0.59%

Trading securities are comprise of corporate securities, student loans and municipal notes investments with an auction reset feature in the form of auction rate certificates and auction preferred stock, collectively known as ARS, held in our account with UBS. As discussed previously, while we continue to earn interest on the ARS, these investments are not liquid and their carrying amounts are impaired due to the adverse change in the debt market. As a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. In November 2008, we entered into an agreement with UBS whereby we received the Right to sell all our ARS held in our UBS account at par value to UBS at any time during a two-year period beginning on June 30, 2010 and ending on July 2, 2012. We intend to exercise this right and recover par value of the ARS. The value of the Right largely offset the decline in fair value of the ARS. However, UBS’ obligations under the Right are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Right. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Right. If UBS has insufficient funding to buy back the ARS and the auction process continues to fail, then we may incur further losses on the carrying value of the ARS. On December 31, 2008, we entered into a loan agreement with UBS and drew down $8 million with our ARS pledged as collateral. The loan is treated as a “no net cost loan” as defined in the agreement, meaning that the loan will bear interest at a rate equal to the average rate of interest paid or deemed paid to us on the pledged ARS such that the interest cost, net of interest received by us on the pledged ARS, will be zero. On June 10, 2009 and February 12, 2010, UBS elected to repurchase a portion of our ARS under the Rights Agreement at par value of $4.9 million and $4.0 million, respectively. Proceeds of both sales of our ARS were applied to the repayments of the credit line which was paid in full as of March 31, 2010. Other than the UBS loan, there were no material changes to our market exposure risk since December 31, 2009.

Item 4.	Controls and Procedures.

Evaluation of disclosure controls and procedures. Based on our management’s evaluation (with the participation of our chief executive officer and chief financial officer), our chief executive officer and chief financial officer have concluded that, subject to limitations described below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), were effective as of March 31, 2010.

Changes in internal control over financial reporting. There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 2, 2010, are set forth below. These risk factors have not substantively changed, except for those identified by asterisk and restated below.

We have a history of net losses, which we expect to continue for the next several years. We will never be profitable unless we develop, and obtain regulatory approval and market acceptance of, our product candidates.*

To date, we have not obtained regulatory approval for the commercial sale of any products, and we have not received any revenue from the commercial sale of products. Due to the significant research and development expenditures required to develop our TRAP technology and identify new product candidates, and the lack of any products to generate revenue, we have not been profitable and have incurred operating losses since we were incorporated in 1988. As of March 31, 2010, we had an accumulated deficit of $508.9 million. We expect to incur losses for the next several years as we continue our research and development activities and incur significant clinical testing and drug supply manufacturing costs. We do not anticipate that we will generate product revenue for several years. Our losses, among other things, have caused and will cause our stockholders’ equity and working capital to decrease. We expect that this trend will continue until we develop, and obtain regulatory approval and market acceptance of, our product candidates, if at all. We may never generate product revenue sufficient to become profitable.

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

If we are unable to raise adequate funds in the future, we will not be able to continue to fund our operations, research programs, preclinical testing and clinical trials to develop and manufacture our drug product candidates.*

The process of carrying out the development of our own unpartnered product candidates to later stages of development and developing other research programs to the stage that they may be partnered to a pharmaceutical or biotechnology company will require significant additional expenditures, including the expenses associated with preclinical testing, clinical trials and obtaining regulatory approval. We believe that our existing cash and investment securities will be sufficient to support our current operating plan until mid-2011. Unanticipated changes in our research and development plans or other changes affecting our operating expenses may affect actual future consumption of existing cash resources as well. In any event, we will require substantial additional financing to fund our operations in the future. We do not know whether additional financing will be available when needed or that, if available, we will be able to obtain financing on terms favorable to our stockholders. In addition, the recent tightening of credit markets and concerns regarding the availability of credit, particularly in the United States, may also have negatively impacted our ability to raise additional capital to fund our business. As of March 31, 2010, our accumulated deficit was $508.9 million, and we expect to incur capital outlays and operating expenditures for the next several years as we continue our clinical, research and development activities. The extent of any actual increase in operating or capital spending will depend in part on the clinical success of our product candidates. If we fail to raise adequate funds on terms acceptable to us, if at all, we will not be able to continue to fund our operations, research programs, preclinical testing, clinical trials and manufacturing efforts.

Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if we are delisted from Nasdaq or if we are unable to transfer our listing to another stock market.*

On September 19, 2008, we received a letter from the Nasdaq Listing Qualifications Department indicating that, for 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Market under Nasdaq Marketplace Rule 5550(a)(2). The letter also stated that in accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), we were given 180 calendar days to regain compliance with this listing requirement, which may be accomplished if the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days. Subsequently, Nasdaq implemented temporary suspensions of the minimum bid price requirement, allowing us until January 4, 2010 to regain compliance. Effective January 7, 2010, we transferred the listing of our common stock from the Nasdaq Global Market to the Nasdaq Capital Market. In accordance with Listing Rule 5810(c)(3)(A), we were provided an additional 180-day period, or until July 6, 2010, to regain compliance with the minimum bid price requirement. On April 22, 2010, we received notice from Nasdaq that we have regained compliance with the minimum bid price requirement. However, there are no assurances that in the future we will not have periods when our common stock is traded below the levels required by Nasdaq rules.

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

The investment of our substantial cash balance and our investments in marketable debt securities are subject to risks, have resulted in a lack of liquidity which may cause losses and continue to affect the liquidity of these investments.*

At March 31, 2010, we had $5.5 million in cash, cash equivalents and restricted cash and $29.7 million in investments in marketable debt securities. We have historically invested these amounts in U.S. government agencies, municipal notes which may have an auction reset feature, corporate notes and bonds, commercial paper and money market funds meeting certain criteria. Certain of these investments are subject to general credit, liquidity, market and interest rate risks, which have been exacerbated by U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. These market risks associated with our investment portfolio may have an adverse effect on our operations, liquidity and financial condition.

As of March 31, 2010, $9.8 million (par value) of our investment portfolio was invested in corporate and municipal notes investments with an auction reset feature in the form of auction rate certificates and auction preferred stock, collectively known as auction rate securities, or ARS. Historically, the fair value of ARS investments approximated par value due to the frequent resets through the auction process. Beginning in late 2007, our securities invested in ARS failed to settle in scheduled auctions due to liquidity crises. An auction failure means that the parties wishing to sell securities could not make the sale, but does not result in the securities going into default because the issuer continues to pay interest. These investments are not liquid and their carrying amounts are impaired due to the adverse change in the corporate debt market. As a result, we have written-down the carrying amount of these investments and recognized a loss of approximately $1.1 million through March 31, 2010. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record additional impairment charges on these investments.

On November 10, 2008, we entered into an agreement with UBS AG and its affiliates, or UBS, whereby we received rights to sell all ARS held in our UBS account at par value to UBS at any time during a two-year period beginning on June 30, 2010 and ending on July 2, 2012. In connection with our acceptance of UBS’ offer to enter into that agreement, UBS made available to us “no net cost” loans, secured by our ARS, for up to 75% of the market value of our ARS, where interest payable on the loan does not exceed interest earned on our ARS. On December 31, 2008, we borrowed $8 million from UBS in accordance with such a secured, “no net cost” demand facility. On June 10, 2009 and February 12, 2010, UBS elected to purchase a portion of our ARS under the Rights Agreement at par value of $4.9 million and $4.0 million, respectively. Proceeds of both sales of our ARS were applied to the full repayment of the credit line as of March 31, 2010. If we are unable to liquidate our remaining ARS to obtain funds when needed we may be unable to fund our operations. There can be no assurance as to the timing of when, or if, the market for ARS will recover in a manner that will allow us to receive a return of some or all of our principal or to meet our liquidity needs.

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

Our success will also depend, in part, on our ability to operate without infringing the intellectual property rights of others. We cannot assure you that our activities will not infringe patents owned by others. To date, we have not received any communications with the owners of related patents alleging that our activities infringe their patents. However, if our product candidates, technologies or any products that we may develop are found to infringe patents issued to third parties, the manufacture, use and sale of any products that we may develop could be enjoined, and we could be required to pay substantial damages. In addition, we may be required to obtain licenses to patents or other proprietary rights of third parties. We cannot assure you that any licenses required under any such patents or proprietary rights would be made available on terms acceptable to us, if at all. Failure to obtain such licenses could negatively affect our business.

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

Our stock price may be volatile, you may not be able to resell your shares at or above your purchase price.*

Our stock prices and the market prices for securities of biotechnology companies in general have been highly volatile, with recent significant price and volume fluctuations, and may continue to be highly volatile in the future. For example, our stock price dropped by 71% on the day following the announcement in December 2006 that the preliminary top-line results of our first three Phase 3 trials did not meet primary end-points. During the three months ended March 31, 2010, our common stock traded between $0.72 and $1.09, and on March 31, 2010, our common stock closed at $0.83. You may not be able to sell your shares quickly or at the market price if trading in our stock is not active or the volume is low. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock, some of which are beyond our control:

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

Item 6.	Exhibits.

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

4.1	Specimen Stock Certificate. (3)

4.2	Telik’s Certificate of Designation of Series A Junior Participating Preferred Stock. (4)

4.3	Rights Agreement, between Telik and Wells Fargo Bank Minnesota, N.A., replaced by EquiServe Trust Company, N.A., as Rights Agent, dated November 2, 2001. (4)

4.4	Amendment to Rights Agreement between Telik, Inc. and Computershare Shareholder Services, Inc. and Computershare Trust Company, N.A., dated as of May 18, 2006. (5)

4.5	Second Amendment to Rights Agreement between Telik and Computershare Shareholder Services, Inc. and Computershare Trust Company, N.A., dated December 11, 2006. (6)

4.6	Amended and Restated Standstill Agreement between Telik and Eastbourne Capital Management, L.L.C. and certain related persons and entities, dated December 11, 2006. (6)

4.7	Agreement, by and among Telik, Eastbourne Capital Management, L.L.C., Black Bear Offshore Master Fund, L.P., Black Bear Fund I, L.P., Black Bear Fund II, L.L.C., and Richard J. Barry, dated May 18, 2006. (7)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 2001, as filed on March 27, 2002 (File No. 000-31265).
(2)	Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K dated December 11, 2007, as filed on December 14, 2007 (File No. 000-31265).
(3)	Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1A filed on July 3, 2000 (File No. 333-33868).
(4)	Incorporated by reference to exhibits to our Current Report on Form 8-K dated November 2, 2001, as filed on November 5, 2001 (File No. 000-31265).
(5)	Incorporated by reference to Exhibit 4.5 on our Current Report on Form 8-K, dated and filed on May 18, 2006 (File No. 000-31265).
(6)	Incorporated by reference to exhibits to our Current Report on Form 8-K dated December 11, 2006, as filed on December 12, 2006 (File No. 000-31265).
(7)	Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, as filed on August 3, 2006 (File No. 000-31265).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELIK, INC.

/s/ CYNTHIA M. BUTITTA
Cynthia M. Butitta
Chief Operating Officer and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: May 6, 2010

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

4.1	Specimen Stock Certificate. (3)

4.2	Telik’s Certificate of Designation of Series A Junior Participating Preferred Stock. (4)

4.3	Rights Agreement, between Telik and Wells Fargo Bank Minnesota, N.A., replaced by EquiServe Trust Company, N.A., as Rights Agent, dated November 2, 2001. (4)

4.4	Amendment to Rights Agreement between Telik, Inc. and Computershare Shareholder Services, Inc. and Computershare Trust Company, N.A., dated as of May 18, 2006. (5)

4.5	Second Amendment to Rights Agreement between Telik and Computershare Shareholder Services, Inc. and Computershare Trust Company, N.A., dated December 11, 2006. (6)

4.6	Amended and Restated Standstill Agreement between Telik and Eastbourne Capital Management, L.L.C. and certain related persons and entities, dated December 11, 2006. (6)

4.7	Agreement, by and among Telik, Eastbourne Capital Management, L.L.C., Black Bear Offshore Master Fund, L.P., Black Bear Fund I, L.P., Black Bear Fund II, L.L.C., and Richard J. Barry, dated May 18, 2006. (7)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 2001, as filed on March 27, 2002 (File No. 000-31265).
(2)	Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K dated December 11, 2007, as filed on December 14, 2007 (File No. 000-31265).
(3)	Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1A filed on July 3, 2000 (File No. 333-33868).
(4)	Incorporated by reference to exhibits to our Current Report on Form 8-K dated November 2, 2001, as filed on November 5, 2001 (File No. 000-31265).
(5)	Incorporated by reference to Exhibit 4.5 on our Current Report on Form 8-K, dated and filed on May 18, 2006 (File No. 000-31265).
(6)	Incorporated by reference to exhibits to our Current Report on Form 8-K dated December 11, 2006, as filed on December 12, 2006 (File No. 000-31265).
(7)	Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, as filed on August 3, 2006 (File No. 000-31265).