Form 10-Q
period 2010-06-30
TELIK INC
filed 2010-08-06
CIK 1109196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2010

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

Class: Common Stock $0.01 par value                    Outstanding at July 30, 2010: 53,522,329 shares

TELIK, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

TELIK, INC.

CONDENSED BALANCE SHEETS

(In thousands)

	June 30, 2010	December 31, 2009
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$5,774	$12,251
Short-term investments	24,534	27,475
Interest and other receivables	118	216
Prepaids and other current assets	1,768	4,122

Total current assets	32,194	44,064
Property and equipment, net	1,229	1,415
Restricted investments	449	674

Total assets	$33,872	$46,153

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$296	$190
Accrued clinical trial costs	379	505
Accrued compensation	631	528
Accrued liabilities	378	519
Notes payable	—	3,101

Total current liabilities	1,684	4,843
Long-term deferred rent	354	376
Commitments and contingencies
Stockholders’ equity:
Common stock	535	534
Additional paid-in capital	545,154	543,987
Accumulated other comprehensive gain (loss)	3	(2)
Accumulated deficit	(513,858)	(503,585)

Total stockholders’ equity	31,834	40,934

Total liabilities and stockholders’ equity	$33,872	$46,153

See accompanying Notes to Condensed Financial Statements.

TELIK, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Operating costs and expenses:
Research and development	$2,808	$3,022	$5,633	$7,012
General and administrative	2,197	3,199	4,755	6,086
Restructuring costs	—	83	—	951

Total operating costs and expenses	5,005	6,304	10,388	14,049

Loss from operations	(5,005)	(6,304)	(10,388)	(14,049)
Interest and other income, net	59	653	121	723
Interest expense	—	(30)	(6)	(60)

Net loss	$(4,946)	$(5,681)	$(10,273)	$(13,386)

Basic and diluted net loss per share	$(0.09)	$(0.11)	$(0.19)	$(0.25)

Shares used to calculate basic and diluted net loss per share	53,522	53,356	53,494	53,335

See accompanying Notes to Condensed Financial Statements.

TELIK, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(10,273)	$(13,386)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	186	314
Gain on disposal of property and equipment	(5)	(335)
Stock-based compensation expense	1,134	1,277
Change in fair value of marketable securities	111	(5,191)
Change in fair value of rights to sell ARS to UBS	(111)	5,150
Changes in assets and liabilities:
Other receivables	98	(475)
Prepaids and other current assets	65	167
Other assets	—	60
Accounts payable	106	(772)
Accrued liabilities	(186)	(504)

Net cash used in operating activities	(8,875)	(13,695)

Cash flows from investing activities:
Purchases of investments	(13,765)	(33,381)
Sales of investments	4,224	224
Maturities of investments	15,000	2,000
Proceeds from sale of property and equipment	5	480

Net cash provided by (used in) investing activities	5,464	(30,677)

Cash flows from financing activities:
Payments under financing arrangement	(3,100)	—
Proceeds from issuance of common stock	34	23

Net cash provided by (used in) financing activities	(3,066)	23

Net decrease in cash and cash equivalents	(6,477)	(44,349)
Cash and cash equivalents at beginning of period	12,251	50,562

Cash and cash equivalents at end of period	$5,774	$6,213

Supplementary information:
Interest paid	$6	$60

See accompanying Notes to Condensed Financial Statements.

TELIK, INC.

Notes to Condensed Financial Statements

(Unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies

We have prepared the accompanying condensed financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, or the Exchange Act. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We believe all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included herein. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or any other future period. The condensed balance sheet at December 31, 2009 has been derived from the audited financial statements at that date. You should read these condensed financial statements and notes in conjunction with our audited financial statements for the year ended December 31, 2009, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2010.

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

Cash and Cash Equivalents, Short-Term and Long-Term Investments

We invest our excess cash in money market funds, cash deposits, U.S. treasury and U.S. government agency securities, taxable municipal notes, some of which may have an auction reset feature (auction rate securities, or ARS), and corporate notes. All investments with stated maturities of three months or less from date of purchase are classified as cash equivalents. Debt securities with original maturities greater than three months and remaining maturities less than one year and all our ARS including perpetual rate securities are classified as short-term investments based on our intention to sell these securities in less than one year. Debt securities with remaining maturities greater than one year and which we intend to hold until maturity are classified as long-term investments. We classify all cash equivalents and non-ARS investments as available-for-sale. Available-for-sale securities are carried at estimated fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss). Realized gains or losses on the sale of investments are determined on a specific identification method, and such gains and losses are reflected as a component of interest income.

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

With the current financial market conditions, the assessment of fair values of certain financial instruments can be difficult and subjective. For our ARS and put option, we use Level 3 inputs to determine their fair values since they do not have a readily determinable market value. The assumptions used in valuing the ARS and the put option included, basing on data as of the reporting period then ended, interest rates, tax status, credit quality, expected holding periods of the ARS, insurance wraps, the portfolio composition of Federal Family Education Loan Program, or FFELP, and private loans, likelihood of redemption, loan rates per the UBS Rights offering and bearer risk associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010. These assumptions are volatile and subject to change, and therefore could result in significant changes to the fair values of these financial instruments. See Notes 5, 7 and 10 to Condensed Financial Statements for additional information.

TELIK, INC.

Notes to Condensed Financial Statements—(Continued)

(Unaudited)

Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2010, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, that are of significance, or potential significance to us.

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

2. Employee Stock-Based Compensation

Stock based compensation

Total estimated stock-based compensation expense, related to all of our share-based payment awards recognized under ASC 718, “Compensation—Stock Compensation” comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands except per share amounts)
Research and development	$175	$89	$432	$291
General and administrative	245	422	702	986

Stock-based compensation expense before taxes	420	511	1,134	1,277

Effect on net loss	$420	$511	$1,134	$1,277

Effect on net loss per basic and diluted common share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

TELIK, INC.

Notes to Condensed Financial Statements—(Continued)

(Unaudited)

Because we had a net operating loss carryforward as of June 30, 2010, no tax benefits for the tax deductions related to stock-based compensation expense were recognized in our condensed statements of operations. Additionally, no incremental tax benefits were recognized from stock options exercised in the three and six months ended June 30, 2010 and 2009, which would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities. As of June 30, 2010, $2.1 million of total unrecognized compensation costs, net of forfeitures, related to non-vested service based awards is expected to be recognized over a weighted average period of 1.47 years.

3. Comprehensive Loss

Comprehensive loss consists of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes changes in unrealized gains (losses) on investments. The activity in comprehensive loss was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)
Net loss	$(4,946)	$(5,681)	$(10,273)	$(13,386)
Changes in unrealized gains (losses) on investments	7	—	5	(8)

Comprehensive loss	$(4,939)	$(5,681)	$(10,268)	$(13,394)

4. Basic and Diluted Net Loss per Share

Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period.

Outstanding options to purchase 12,398,912 and 9,450,802 shares of our common stock for the three months ended June 30, 2010 and 2009; and 12,478,675 and 9,647,855 shares of our common stock for the six months ended June 30, 2010 and 2009 were excluded from the diluted net loss per common share calculations because inclusion of such options would be anti-dilutive.

5. Fair Value Measurements on a Recurring Basis

We measure certain financial assets at fair value on a recurring basis, including cash equivalents, available-for-sale securities, trading securities and put options. The fair value of these financial assets was determined based on a three-tier fair value hierarchy as described in Note 1, which prioritizes the inputs used in measuring fair value.

The following table presents information about our financial assets that are measured at fair value on a recurring basis as of June 30, 2010 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

		Fair Value Measurement at June 30, 2010 Using
	June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Available-for-sale securities:
Money market funds	$2,403	$2,403	$—	$—
US treasuries	8,026	—	8,026	—
US government agencies	9,838	—	9,838	—
Trading securities:
Auction rate certificates	8,669	—	—	8,669
Other current assets:
Put option	1,131	—	—	1,131

Total	$30,067	$2,403	$17,864	$9,800

TELIK, INC.

Notes to Condensed Financial Statements—(Continued)

(Unaudited)

The following table presents information about our financial assets that are measured at fair value on a recurring basis as of December 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

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

There were no transfers between Level 1 and Level 2 measurements in the three and six months ended June 30, 2010. The following is a reconciliation of our investments measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Put Option	Auction Rate Securities	Total
	(in thousands)
Balance at December 31, 2009	$3,420	$10,380	$13,800
Impairment gain (loss) included in net loss	61	(61)	—
Sales or settlement	(2,400)	(1,600)	(4,000)

Balance at March 31, 2010	$1,081	$8,719	$9,800
Impairment gain (loss) included in net loss	50	(50)	—

Balance at June 30, 2010	$1,131	$8,669	$9,800

On February 12, 2010, UBS repurchased $4.0 million of our ARS from the original balance of $13.8 million. At June 30, 2010, our ARS had an aggregate fair value of $8.7 million and par value of $9.8 million. The ARS investments, purchased through our investment account with UBS at par value, have an auction reset

TELIK, INC.

Notes to Condensed Financial Statements—(Continued)

(Unaudited)

feature. Historically, the fair value of ARS investments approximated par value due to the frequent resets through the auction process. Beginning in late 2007, our securities invested in ARS failed to settle in scheduled auctions due to liquidity crises. An auction failure means that the parties wishing to sell securities could not make the sale, but does not result in the securities going into default because the issuer continues to pay interest. The interest rates may be reset to predetermined “penalty” or “maximum” rates based on mathematical formulas in accordance with each security’s prospectus. While we continue to earn interest on our ARS investments at the contractual rate, these investments are not currently trading and therefore do not have a readily determinable market value. Accordingly, the estimated fair value of the ARS no longer approximates par value.

We estimated the fair value of our ARS after consideration of several factors, including input provided by UBS. Valuation techniques involved the use of a discounted cash flow approach. Although these securities would typically be measured using Level 2 inputs, the failure of auctions and the lack of market activity required that these securities be measured using Level 3 inputs. The assumptions used in preparing the discounted cash flow model to determine the fair value of our auction preferred stock take into account factors such as interest rates, credit quality, likelihood of redemption, duration and credit default swap data points for monoline insurers. The underlying assets of our auction rate certificates are primarily comprised of student loans, and their fair values were measured by considering factors such as interest rates, tax status, credit quality, duration, insurance wraps, the portfolio composition of Federal Family Education Loan Program, or FFELP, and private loans and likelihood of redemption. These assumptions are highly subjective and involve significant judgment and are subject to change as the underlying sources of these assumptions and market conditions change. For the six months ended June 30, 2010, we recorded (i) a reduction of approximately $2.4 million and $1.6 million in fair values of our put option and ARS respectively, as a result of certain ARS repurchased by UBS in February 2010 and (ii) no gain or loss to interest and income, net due to offsetting changes in fair values of our ARS and put option. For additional information, see Notes 7 and 10 to Condensed Financial Statements.

6. Cash, Cash Equivalents, Investments and Restricted Investments

The following is a summary of estimated fair value of cash and cash equivalents, investments and restricted investments:

	June 30, 2010	December 31, 2009
	(in thousands)
Certificate of deposits	$449	$674
Auction rate securities	8,669	10,380
US treasuries	8,026	17,095
US government agencies enterprises	9,838	—
Cash and money market funds	3,775	12,251

Total	$30,757	$40,400

Reported as:
Cash and cash equivalents	$5,774	$12,251
Short-term investments	24,534	27,475
Restricted investments	449	674

Total	$30,757	$40,400

ARS securities with an aggregate estimated fair value of $8.7 million as of June 30, 2010 and $10.4 million as of December 31, 2009 were determined as securities held for trading. Accordingly, these securities are carried at estimated fair value, with unrealized gains and losses resulting from changes in fair value reported in earnings. All other marketable debt securities continue to be held as available-for-sale.

TELIK, INC.

Notes to Condensed Financial Statements—(Continued)

(Unaudited)

The following is a summary of amortized cost, unrealized gains and losses, and estimated fair value of cash and cash equivalents and market securities held as available-for-sale.

	June 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Certificate of deposits	$449	$—	$—	$449
US treasuries and government agencies	17,861	3	—	17,864
Cash and money market funds	3,775	—	—	3,775

Total	$22,085	$3	$—	$22,088

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Certificate of deposits	$674	$—	$—	$674
US treasuries	17,097	1	(3)	17,095
Cash and money market funds	12,251	—	—	12,251

Total	$30,022	$1	$(3)	$30,020

There were no realized gains or losses on sales of available-for-sale investments for the three and six months ended June 30, 2010 and 2009. Realized gains and losses were calculated based on the specific identification method.

There were no investments in unrealized loss positions for which other-than-temporary impairments were not recognized at June 30, 2010. Investments which were in unrealized loss positions for which other-than-temporary impairments were not recognized at December 31, 2009 are summarized below:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
US treasuries	$10,091	$(3)	$—	$—	$10,091	$(3)

Total	$10,091	$(3)	$—	$—	$10,091	$(3)

The following is a summary of the cost and estimated fair value of marketable debt securities, held as available-for-sale at June 30, 2010 and December 31, 2009, classified by stated maturity date of the security:

	June 30, 2010		December 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Mature in less than one year	$17,861	$17,864	$17,097	$17,095

Total	$17,861	$17,864	$17,097	$17,095

TELIK, INC.

Notes to Condensed Financial Statements—(Continued)

(Unaudited)

7. Prepaids and Other Current Assets

Prepaids and other current assets consist of the following:

	June 30, 2010	December 31, 2009
	(in thousands)
Prepaids	$637	$702
UBS Rights relating to ARS	1,131	3,420

Total	$1,768	$4,122

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

The enforceability of the Right results in a put option which is recognized as a separate freestanding asset and accounted for separately from the ARS investment. On June 10, 2009 and February 12, 2010, UBS elected to repurchase a portion of our ARS under the agreement at par value of $4.9 million and $4.0 million, respectively. The put option was measured at its fair value of $1.1 million at June 30, 2010, compared to fair value of $3.4 million at December 31, 2009. The decrease of $2.3 million was due primarily to a $2.4 million reduction in our put option as a result of UBS repurchase of a portion of our ARS offset by an increase of $111,000 in fair value of our put option which was recorded in interest and other income, net in our Statement of Operations. We elected to measure the put option at fair value under ASC 825-10-25, which permits an entity to elect the fair value option for recognized financial assets, in order to match the changes in the fair value of the ARS. We valued the Right using a discounted cash flow approach including estimates of, based on data available as of June 30, 2010, interest rates, timing and amount of cash flow, adjusted for any bearer risk associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010. These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change.

Prior to accepting the UBS offer, we recorded our ARS as available-for-sale investments, and therefore recorded resulting losses that were determined to be temporarily impaired in accumulated other comprehensive gain (loss) in stockholders’ equity. In connection with the acceptance of the UBS offer in November 2008, resulting in a right to require UBS to purchase the ARS at par value beginning on June 30, 2010, we have reclassified our ARS subject to the Right and held by UBS from available-for-sale to trading under ASC 320. The transfer to trading securities reflects our intent to exercise our put option during the period June 30, 2010 to July 3, 2012.

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

TELIK, INC.

Notes to Condensed Financial Statements—(Continued)

(Unaudited)

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

On December 31, 2008, we entered into a loan agreement with UBS and drew down $8 million with our ARS pledged as collateral. On June 10, 2009 and February 12, 2010, UBS elected to repurchase a portion of our ARS under the Rights Agreement at par value of $4.9 million and $4.0 million, respectively. Proceeds from both sales of our ARS were applied to repayment of the credit line whereby $4.9 million was paid in June 2009 leaving a balance of $3.1 million due to UBS as of December 31, 2009. There was no interest paid on the loan for the three months ended June 30, 2010 as the remaining balance of the loan was paid in full in February 2010. For the six months ended June 30, 2010, interest paid on the loan was approximately $6,000 which was offset entirely by interest earned on the pledged securities.

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

10. Subsequent Events

On July 1, 2010, we exercised the Right to sell all our remaining ARS to UBS under the Rights Agreement at par value of $9.8 million. As such, we no longer have any ARS investments in our portfolio. To date, we have not incurred any losses on our ARS investments, total par value of $18.7 million, as a result of the Rights Agreement with UBS.

On July 21, 2010, we received from The Nasdaq Stock Market (“Nasdaq”) a deficiency notice letter indicating that for 30 consecutive business days the bid price of our common stock has closed below the minimum $1.00 per share requirement for continued inclusion on The Nasdaq Capital Market under Marketplace Rule 5550(a)(2). In accordance with Marketplace Rule 5810(c)(3)(A), we have 180 calendar days, or until January 18, 2011, to regain compliance.

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

We have incurred net losses since inception and expect to incur losses for the next several years as we continue our research and development activities. During the six months ended June 30, 2010, loss from operations was $10.4 million and net loss was $10.3 million. Net cash used in operations for the six months ended June 30, 2010 was $8.9 million and net cash, cash equivalents, investments and restricted investments at June 30, 2010 were $30.8 million. As of June 30, 2010, we had an accumulated deficit of $513.9 million.

Our expenses consist primarily of those incurred for research and development and general and administrative costs associated with our operations. The process of carrying out the development of our product candidates to later stages of development and our research programs may require significant additional research and development expenditures, including for preclinical testing and clinical trials, as well as for manufacturing development efforts and obtaining regulatory approval. We outsource our clinical trials and our manufacturing development activities to third parties to maximize efficiency and minimize our internal overhead. To date, we have funded our operations primarily through the sale of equity securities, and from non-equity payments from collaborative partners.

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

Clinical Product Development

TELINTRA, our current drug product candidate in clinical development, is a small molecule glutathione analog inhibitor of the enzyme glutathione S-transferase P1-1. We are developing TELINTRA for the treatment of blood disorders associated with low blood cell levels, such as neutropenia or anemia. In May 2008, we initiated a Phase 2 clinical trial of TELINTRA tablets for the treatment of patients with MDS and completed enrollment of 86 patients in 2009. In June 2010, we announced positive results of our Phase 2 clinical trial of TELINTRA tablets for the treatment of patients with MDS and plan to present the data at a scientific conference later this year. In the second quarter of 2009, we initiated a Phase 2 randomized study in SCN to determine the effect of TELINTRA tablets on absolute neutrophil count in patients with this disease. The trial for SCN is intended to enroll a total of 20 patients. In the fourth quarter of 2009, we initiated a Phase 1 dose-ranging study of TELINTRA tablets in combination with Lenalidomide in patients with MDS. We expect to enroll up to 30 patients for this study.

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

We have completed multiple Phase 1, Phase 2 and Phase 3 clinical trials with TELCYTA alone and in combination with standard chemotherapy drugs. These trials were conducted in refractory ovarian and non-small cell lung cancer. The Phase 3 trials did not achieve their primary endpoints. At the ASCO meeting in June 2009, we reported results of the trial comparing treatment with Doxil alone and TELCYTA plus Doxil in platinum refractory ovarian cancer in which a sub-set of patients with platinum refractory disease demonstrated a statistically significant improvement in progression free survival when treated with the combination containing TELCYTA as compared to Doxil alone. In addition, we published in a peer reviewed publication the results of a Phase 2 multicenter trial treating previously untreated lung cancer patients for the first time with carboplatin, paclitaxel and TELCYTA followed by TELCYTA maintenance that demonstrated a statistically significant improvement in the group of patient undergoing TELCYTA maintenance. In May 2010, we initiated an investigator led study at a single site of TELCYTA in patients with Refractory or Relapsed Mantle Cell lymphoma, Diffuse Large B Cell Lymphoma, and Multiple Myeloma. Enrollment for this study is expected to range between 18 to 48 patients based on the number of responses observed. We also plan to seek a partnership with a pharmaceutical or biotechnology company to advance the development and potential commercialization of TELCYTA.

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

TLK60596 – VEGFR Inhibitor

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

Nasdaq Stock Listing Compliance

On September 19, 2008, we received notification from Nasdaq informing us that the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Market under Nasdaq Marketplace Rule 5550(a)(2) and giving us 180 days to regain compliance. Nasdaq subsequently implemented temporary suspensions of the minimum bid price requirement, allowing us until January 4, 2010 to regain compliance. Effective January 7, 2010, we transferred the listing of our common stock from the Nasdaq Global Market to the Nasdaq Capital Market. In accordance with Listing Rule 5810(c)(3)(A), we were provided with an additional 180-day period, or until July 6, 2010, to regain compliance with the minimum bid price requirement. On April 22, 2010, we received notification from Nasdaq that we have regained compliance with the minimum bid price requirement. Since May 20, 2010, the bid price for our common stock had again fluctuated below the levels required by Nasdaq rules. On July 21, 2010, we received notification from Nasdaq informing us that the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market and that we have 180 calendar days, or until January 18, 2011, to regain compliance.

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

In connection with our acceptance of the offer to enter into the agreement, UBS has made available to us “no net cost” loans for up to 75% of the market value of our ARS, where interest payable on the loan does not exceed interest earned on our ARS. The loan is secured by our ARS. On December 31, 2008, we borrowed $8 million from UBS in accordance with such a secured, “no net cost” demand facility. On June 10, 2009 and February 12, 2010, UBS elected to repurchase a portion of our ARS under the Rights Agreement at par value of $4.9 million and $4.0 million, respectively. Proceeds from sales of our ARS were applied to the repayments of the credit line, which was paid in full in February 2010. For the six months ended June 30, 2010, interest paid on the loan was approximately $6,000 which was offset entirely by interest earned on the pledged securities.

On July 1, 2010, we exercised the Right to sell all our remaining ARS to UBS under the Rights Agreement at par value of $9.8 million. Proceeds from the sale are re-invested in US government agencies and we no longer have any ARS investments in our portfolio. To-date, we have not incurred any losses on our ARS investments, total par value of $18.7 million, as a result of the Rights Agreement with UBS.

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

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2010 and 2009 were $2.8 million and $3.0 million. Research and development expenses for the six months ended June 30, 2010 and 2009 were $5.6 million and $7.0 million. Our research and development activities consist primarily of drug development, clinical supply manufacturing, clinical activities, discovery research, screening and identification of product candidates and preclinical studies. We group these activities into two major categories: “research and preclinical” and “clinical development.”

The approximate costs associated with research and preclinical and clinical development activities were as follows:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2010	2009		2010	2009
	(In thousands, except percentages)
Research and preclinical	$764	$839	(9)%	$1,497	$2,953	(49)%
Clinical development	2,044	2,183	(6)%	4,136	4,059	2%

Total research and development	$2,808	$3,022	(7)%	$5,633	$7,012	(20)%

The decrease of 7%, or $214,000, in research and development expenses for the three months ended June 30, 2010 compared to the same period in 2009 was principally due to the following:

•	decreased costs of approximately $316,000 associated with headcount reduction as a result of our restructuring in 2009 and reduced research activities;

•

decreased expenses of approximately $289,000 for TLK58747-Cytotoxic Small Molecule pre-clinical development program which was partially offset by a $26,000 increase in pre-clinical expenses related to TLK60404-Aurora Kinase;

•	offset by increased clinical development expenses of approximately $107,000 for our ongoing Phase 2 TELINTRA tablets clinical studies; and

•

in addition, the three months ended June 30, 2009 included approximately $267,000 reduction in accrued clinical trials expenses as a result of final close-out of clinical sites for completed clinical studies while there were no such adjustments in 2010.

The decrease of 20%, or $1.4 million, in research and development expenses for the six months ended June 30, 2010 compared to the same period in 2009 was principally due to the following:

•	decreased costs of approximately $1.7 million in connection with headcount reduction as a result of our restructuring in 2009 and reduced research activities;

•

decreased expenses of approximately $302,000 for TLK58747-Cytotoxic Small Molecule pre-clinical development program which was partially offset by a $38,000 increase in pre-clinical expenses related to TLK60404-Aurora Kinase; and

•

in addition, the six months ended June 30, 2009 included approximately $533,000 reduction in accrued clinical trials expenses as a result of final close-out of clinical sites for completed clinical studies while there were no such adjustments in 2010.

We expect total research and development expenditures to decrease in 2010 as we complete our Phase 2 TELINTRA tablets for MDS clinical trial and continue other smaller ongoing TELINTRA and TELCYTA clinical trials as well as advancing new drug candidates into the clinic.

The following table summarizes our principal drug product candidate development initiatives:

	Related R&D Expenses Six Months ended June 30,
Product	2010	2009
	(in thousands)
TELCYTA	$943	$469
TELINTRA	3,814	3,223
TLK58747	108	2,959
TLK60404	302	217
Other (1)	466	144

Total research and development expenses	$5,633	$7,012

(1)	“Other” constitutes research and development activities that cannot be allocated to any individual project.

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

General and Administrative Expenses

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2010	2009		2010	2009
	(In thousands, except percentages)
General and administrative	$2,197	$3,199	(31)%	$4,755	$6,086	(22)%

The decrease in general and administrative expenses of 31%, or $1.0 million, for the three months ended June 30, 2010 compared to the same period in 2009 was primarily due to a decrease of $433,000 in headcount and corporate administrative expenses, decreased stock-based compensation expense of approximately $177,000 as a result of higher fair value options fully vested in 2009 and a decrease of $392,000 in legal and professional service expenses.

The decrease in general and administrative expenses of 22%, or $1.3 million, in the six months ended June 30, 2010 compared to the same period in 2009 was primarily due a decrease of $515,000 in headcount and corporate administrative expenses, decreased stock-based compensation expense of approximately $284,000 as a result of higher fair value options fully vested in 2009 and a decrease of $532,000 in legal and professional service expenses.

We expect 2010 general and administrative expenses to be lower than the 2009 spending level as we undertake efforts to control expenses.

Stock-Based Compensation Expense

Employee stock-based compensation expense related to our share-based payment awards was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands except per share amounts)
Research and development	$175	$89	$432	$291
General and administrative	245	422	702	986

Stock-based compensation expense before taxes	420	511	1,134	1,277

Effect on net loss	$420	$511	$1,134	$1,277

Employee stock-based compensation expenses for research and development for the three and six months ended June 30, 2010 compared with the same periods in 2009 were higher principally due to cancellations of unvested options related to the reduction in force in February 2009. The decreases in employee stock-based compensation expense for general and administrative for the three and six months ended June 30, 2010 compared with the same periods in 2009 were primarily due to higher fair value options fully vested in 2009.

Restructuring Costs

In February 2009, we implemented a restructuring plan and reduced our workforce by 37 positions and recorded charges of approximately $83,000 and $951, 000 for the three months and six months ended June 30, 2009. We paid $750,000 in the quarter ended March 31, 2009 and $111,000 in the quarter ended June 30, 2009 as severance, payroll taxes and other personnel related costs. There were no restructuring costs recorded for the three and six months ended June 30, 2010.

Interest Income and Interest Expense

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2010	2009	Change	2010	2009	Change
	(In thousands, except percentages)
Interest and other income, net	$59	$653	(91)%	$121	$723	(83)%
Interest expense	—	(30)	(100)%	(6)	(60)	(90)%

The decrease in interest and other income, net of approximately $594,000 for the three months ended June 30, 2010 compared to the same period in 2009 was due primarily to a decrease of $100,000 in investment income resulting from lower investment cash balances, a net change of $165,000 in fair values of our ARS and the UBS ARS Rights and a gain of $329,000 on the sale of computer and laboratory equipment recorded in 2009.

The decrease in interest and other income, net of approximately $602,000 for the six months ended June 30, 2010 compared to the same period in 2009 was due primarily to a decrease of $230,000 in investment income resulting from lower investment cash balances, a gain of $330,000 on the sale of computer and laboratory equipment recorded in 2009 and a change of $42,000 in fair value of ARS.

Interest expenses for the periods reported were solely for interest payments on our UBS loan. There was no interest expense for the three months ended June 30, 2010 and the decrease of approximately $54,000 for the six months ended June 30, 2010 compared to the same period in 2009 was due to the full payment of our UBS loan balance in February 2010.

Liquidity and Capital Resources

	June 30, 2010	December 31, 2009
	(in millions, except ratios)
Cash, cash equivalents, investments and restricted investments	$30.8	$40.4
Working capital	$30.5	$39.2
Current ratio	19.1 : 1	9.1 : 1

	Six Months Ended June 30,
	2010	2009
	(in millions)
Cash (used in) / provided by:
Operating activities	$(8.9)	$(13.7)
Investing activities	$5.5	$(30.7)
Financing activities	$(3.1)	$—

Sources and Uses of Cash. Due to the significant research and development expenditures and the lack of any approved products to generate revenue, we have not been profitable and have generated operating losses since we incorporated in 1988. As such, we have funded our research and development operations through the sale of equity securities, non-equity payments from corporate partners, interest earned on investments and equipment lease and loan financings. At June 30, 2010, we had available cash, cash equivalents, investments and restricted investments of $30.8 million. Our cash and investment balances are held in a variety of interest-bearing instruments including obligations of U.S. government agencies, auction rate securities and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk.

Cash Flows from Operating Activities. Cash used in operations for the six months ended June 30, 2010 was $8.9 million compared with $13.7 million for the same period in 2009. Net loss of $10.3 million in 2010 included non-cash charges of $1.1 million for stock-based compensation, $186,000 for depreciation and amortization and $111,000 for the decrease in the fair value of our ARS which were partially offset by a $111,000 reduction in value of the put option associated with the UBS ARS Rights. Cash used in operations was further impacted by an $186,000 reduction in accrued liabilities related primarily to payments made during the six months ended June 30, 2010 for 2009 audit and tax services and clinical trials site costs. Cash used in operations was partially offset by a decrease of $98,000 in other receivables due to lower investment interest receivables and an approximately $106,000 increase in accounts payable. Operating cash outflows for the same period in 2009 resulted primarily from a net loss of $13.4 million which included non-cash charges of $1.3 million for stock-based compensation, $314,000 for depreciation and amortization and $5.2 million for the reduction in value of the put option associated with the UBS ARS Right and were partially offset by a $5.2 million gain in the fair value of our ARS and a $335,000 gain on the disposal of property and equipment. Cash used in operations was further impacted by a $1.3 million reduction in accrued clinical trials related primarily to the completion of our ASSIST 1, 2, 3 and 5 Phase 3 clinical trials and a $772,000 decrease in accounts payable.

Cash Flows from Investing Activities. Cash provided by investing activities for the six months ended June 30, 2010 was $5.5 million compared with cash used in investing activities of $30.7 million for the same period in 2009. Cash provided in the six months ended June 30, 2010 was primarily from $15 million in investment maturities and $4.2 million in investment sales which included a $4.0 million sale of our ARS to UBS on February 12, 2010 and was partially offset by the purchase of available-for-sale investments of $13.8 million. We had $5,000 in proceeds from the sale of property and equipment and no capital expenditures for the six months ended June 30, 2010. Cash used in the same period in 2009 was primarily from $33.4 million in purchases of available-for-sale investments and were partially offset by $2.0 million in investment maturities, $224,000 in investment sales and a $4.9 million sale of our ARS to UBS on June 20, 2009 which was applied to the repayment of our loan. We had $480,000 in proceeds from the sale of property and equipment and no capital expenditures for the six months ended June 30, 2009.

Cash Flows from Financing Activities. Cash used in financing activities for the six months ended June 30, 2010 was approximately $3.1 million compared with cash provided by financing activities of $23,000 for the same period in 2009. Cash used in financing activities for the six months ended June 30, 2010 was primarily due to $3.1 million payment of our remaining UBS loan balance on February 16, 2010 and was offset by $34,000 in proceeds from stock purchases under our employee stock purchase plan. Financing activities for the same period in 2009 comprised $23,000 in proceeds from stock purchases under our employee stock purchase plan.

Working Capital. Working capital decreased to $30.5 million at June 30, 2010 from $39.2 million at December 31, 2009. The decrease in working capital was primarily due to our use of cash for our clinical studies, pre-clinical programs and operating expenses.

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

Our future contractual obligations at June 30, 2010 were as follows:

	Total	2010	2011-2012	2013-2014	After 2014
	(in thousands)
Operating leases	$14,813	$1,871	$7,823	$5,119	$—

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

The table below presents the principal amounts and weighted-average interest rates by year of stated maturity for our investment portfolio:

	2010	2011 and Beyond	Total	Fair Value at June 30, 2010
	(In thousands, except percentages)
Available-for-sale securities	$17,861	—	$17,861	$17,864
Trading securities	—	$9,800	$9,800	$8,669
Average interest rate	0.26%	1.67%	0.76%

Trading securities are comprised of corporate securities, student loans and municipal notes investments with an auction reset feature in the form of auction rate certificates and auction preferred stock, collectively known as ARS, held in our account with UBS. We earn interest on the ARS even though these investments are not liquid and their carrying amounts are impaired due to the adverse change in the debt market. In November 2008, we entered into an agreement with UBS whereby we received the Right to sell all our ARS held in our UBS account at par value to UBS at any time during a two-year period beginning on June 30, 2010 and ending on July 2, 2012. We intend to exercise this right and recover par value of the ARS. The value of the Right largely offset the decline in fair value of the ARS. However, UBS’ obligations under the Right are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Right. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Right. If UBS has insufficient funding to buy back the ARS and the auction process continues to fail, then we may incur further losses on the carrying value of the ARS. On December 31, 2008, we entered into a loan agreement with UBS and drew down $8 million with our ARS pledged as collateral. The loan is treated as a “no net cost loan” as defined in the agreement, meaning that the loan will bear interest at a rate equal to the average rate of interest paid or deemed paid to us on the pledged ARS such that the interest cost, net of interest received by us on the pledged ARS, will be zero. On June 10, 2009 and February 12, 2010, UBS elected to repurchase a portion of our ARS under the Rights Agreement at par value of $4.9 million and $4.0 million, respectively. Proceeds from sales of our ARS were applied to the repayments of the credit line which was paid in full as of June 30, 2010. On July 1, 2010, we exercised the Right and sold all our remaining ARS to UBS under the Rights Agreement at par value of $9.8 million. As such, we no longer have any ARS investments in our portfolio. Other than the UBS loan, there were no material changes to our market exposure risk since December 31, 2009.

Item 4.	Controls and Procedures.

Evaluation of disclosure controls and procedures. Based on our management’s evaluation (with the participation of our chief executive officer and chief financial officer), our chief executive officer and chief financial officer have concluded that, subject to limitations described below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), were effective as of June 30, 2010.

Changes in internal control over financial reporting. There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

If we are unable to raise adequate funds in the future, we will not be able to continue to fund our operations, research programs, preclinical testing and clinical trials to develop and manufacture our drug product candidates.*

The process of carrying out the development of our own unpartnered product candidates to later stages of development and developing other research programs to the stage that they may be partnered to a pharmaceutical or biotechnology company will require significant additional expenditures, including the expenses associated with preclinical testing, clinical trials and obtaining regulatory approval. We believe that our existing cash and investment securities will be sufficient to support our current operating plan until the end of 2011. Unanticipated changes in our research and development plans or other changes affecting our operating expenses may affect actual future consumption of existing cash resources as well. In any event, we will require substantial additional financing to fund our operations in the future. We do not know whether additional financing will be available when needed or that, if available, we will be able to obtain financing on terms favorable to our stockholders. In addition, the recent tightening of credit markets and concerns regarding the availability of credit, particularly in the United States, may also have negatively impacted our ability to raise additional capital to fund our business. As of June 30, 2010, our accumulated deficit was $513.9 million, and we expect to incur capital outlays and operating expenditures for the next several years as we continue our clinical, research and development activities. The extent of any actual increase in operating or capital spending will depend in part on the clinical success of our product candidates. If we fail to raise adequate funds on terms acceptable to us, if at all, we will not be able to continue to fund our operations, research programs, preclinical testing, clinical trials and manufacturing efforts.

We have a history of net losses, which we expect to continue for the next several years. We will never be profitable unless we develop, and obtain regulatory approval and market acceptance of, our product candidates.*

To date, we have not obtained regulatory approval for the commercial sale of any products, and we have not received any revenue from the commercial sale of products. Due to the significant research and development expenditures required to develop our TRAP technology and identify new product candidates, and the lack of any products to generate revenue, we have not been profitable and have incurred operating losses since we were incorporated in 1988. As of June 30, 2010, we had an accumulated deficit of $513.9 million. We expect to incur losses for the next several years as we continue our research and development activities and incur significant clinical testing and drug supply manufacturing costs. We do not anticipate that we will generate product revenue for several years. Our losses, among other things, have caused and will cause our stockholders’ equity and working capital to decrease. We expect that this trend will continue until we develop, and obtain regulatory approval and market acceptance of, our product candidates, if at all. We may never generate product revenue sufficient to become profitable.

Both of our most advanced drug product candidates, TELINTRA and TELCYTA, are in clinical development. If clinical trials of our product candidates are delayed or unsuccessful, or if we are unable to complete the preclinical development of our other preclinical product candidates, our business may suffer. *

Preclinical testing and clinical trials are long, expensive and uncertain processes. It may take us or our collaborators several years to complete this testing, and failure can occur at any stage of the process. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and interim results of clinical trials do not necessarily predict final results. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier clinical trials. To obtain regulatory approvals, we must, among other requirements, complete carefully controlled and well-designed clinical trials demonstrating that a particular drug is safe and effective for the applicable disease.

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

TELCYTA has been evaluated in multiple Phase 1, Phase 2 and Phase 3 clinical trials. On June 3, 2007, we announced that the Phase 3 trials did not achieve their primary endpoints. Subsequently, on June 4, 2007, the FDA initiated a full clinical hold for TELCYTA. On June 15, 2007, the FDA converted the full clinical hold to a partial hold, thereby enabling patients that had been enrolled in the trials the opportunity to continue to receive study treatments, including TELCYTA in combination with chemotherapy, subject to re-consenting procedures. In October 2007, after completing their review of the detailed safety and other information we submitted, the FDA removed the partial hold, permitting the resumption of our TELCYTA clinical development. As a result of these circumstances, the FDA requires that we conduct additional studies of TELCYTA to complete clinical development. In May 2010, we initiated an investigator led study at a single site of TELCYTA in patients with Refractory or Relapsed Mantle Cell lymphoma, Diffuse Large B Cell Lymphoma, and Multiple Myeloma.

Our success depends in part on our ability to continue clinical development of TELINTRA and TELCYTA. If we do not have sufficient capital required to conduct additional studies or if the data on future clinical trials are not positive, we may not be able to continue clinical development on TELINTRA or TELCYTA and our business will suffer.

We rely on third-party clinical investigators to conduct our clinical trials and, as a result, we may face additional delays outside our control. We have in the past engaged contract research organizations, or CROs, to facilitate the administration of our Phase 3 clinical trials of TELCYTA. Dependence on a CRO subjects us to a number of risks. We may not be able to control the amount and timing of resources the CRO may devote to our clinical trials. Should the CRO fail to administer our Phase 3 clinical trials properly and on a timely basis, regulatory approval, development and commercialization of TELCYTA will be delayed.

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

Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if we are delisted from Nasdaq or if we are unable to transfer our listing to another stock market.*

On September 19, 2008, we received a letter from the Nasdaq Listing Qualifications Department indicating that, for 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Market under Nasdaq Marketplace Rule 5550(a)(2). The letter also stated that in accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), we were given 180 calendar days to regain compliance with this listing requirement, which may be accomplished if the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days. Subsequently, Nasdaq implemented temporary suspensions of the minimum bid price requirement, allowing us until January 4, 2010 to regain compliance. Effective January 7, 2010, we transferred the listing of our common stock from the Nasdaq Global Market to the Nasdaq Capital Market. In accordance with Listing Rule 5810(c)(3)(A), we were provided an additional 180-day period, or until July 6, 2010, to regain compliance with the minimum bid price requirement. On April 22, 2010, we received notice from Nasdaq that we have regained compliance with the minimum bid price requirement. Since May 20, 2010, the bid price for our common stock had again fluctuated below the levels required by Nasdaq rules. On July 21, 2010, we received notification from Nasdaq informing us that the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market and we have 180 calendar days, or until January 18, 2011, to regain compliance.

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

If we use biological and hazardous materials in a manner that causes injury, we may be liable for damages.*

Our research and development activities involve the controlled use of potentially harmful biological materials, hazardous materials, chemicals and various radioactive compounds, and are subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. We cannot eliminate the risk of accidental contamination or injury from the use, storage, handling or disposal of these materials. We currently have insurance applying to various types of biological and pollution exposures for a total amount of $125,000 in coverage. However, in the event of contamination or injury, we could be held liable for damages that result from our use of hazardous materials, and any liability could significantly exceed our coverage and resources.

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

Our stock price may be volatile, you may not be able to resell your shares at or above your purchase price.*

Our stock prices and the market prices for securities of biotechnology companies in general have been highly volatile, with recent significant price and volume fluctuations, and may continue to be highly volatile in the future. For example, our stock price dropped by 71% on the day following the announcement in December 2006 that the preliminary top-line results of our first three Phase 3 trials did not meet primary end-points. During the six months ended June 30, 2010, our common stock traded between $0.66 and $1.49, and on June 30, 2010, our common stock closed at $0.78. You may not be able to sell your shares quickly or at the market price if we are delisted from Nasdaq or if we are unable to transfer listing to another stock market, or if trading in our stock is not active or the volume is low. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock, some of which are beyond our control:

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

We may in the future be the target of securities class actions or shareholder derivative claims. Any such actions or claims could result in substantial damages and may divert management’s time and attention from our business.

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

Date: August 6, 2010

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