Form 10-Q
period 2010-09-30
TELIK INC
filed 2010-11-03
CIK 1109196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class: Common Stock $0.01 par value	Outstanding at October 29, 2010: 53,613,572 shares

TELIK, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

TELIK, INC.

CONDENSED BALANCE SHEETS

(In thousands)

	September 30, 2010	December 31, 2009
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$2,802	$12,251
Short-term investments	24,177	27,475
Interest and other receivables	159	216
Prepaids and other current assets	756	4,122

Total current assets	27,894	44,064

Property and equipment, net	1,136	1,415
Restricted investments	449	674

Total assets	$29,479	$46,153

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$137	$190
Accrued clinical trial costs	295	505
Accrued compensation	589	528
Accrued liabilities	494	519
Notes payable	—	3,101

Total current liabilities	1,515	4,843

Long-term deferred rent	342	376

Commitments and contingencies
Stockholders’ equity:
Common stock	536	534
Additional paid-in capital	545,597	543,987
Accumulated other comprehensive loss	—	(2)
Accumulated deficit	(518,511)	(503,585)

Total stockholders’ equity	27,622	40,934

Total liabilities and stockholders’ equity	$29,479	$46,153

See accompanying Notes to Condensed Financial Statements.

TELIK, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Operating costs and expenses:
Research and development	$2,569	$3,416	$8,202	$10,428
General and administrative	2,101	2,759	6,856	8,845
Restructuring costs	—	—	—	951

Total operating costs and expenses	4,670	6,175	15,058	20,224

Loss from operations	(4,670)	(6,175)	(15,058)	(20,224)

Interest and other income, net	17	80	138	803
Interest expense	—	(12)	(6)	(72)

Net loss	$(4,653)	$(6,107)	$(14,926)	$(19,493)

Basic and diluted net loss per share	$(0.09)	$(0.11)	$(0.28)	$(0.37)

Shares used to calculate basic and diluted net loss per share	53,553	53,381	53,514	53,351

See accompanying Notes to Condensed Financial Statements.

TELIK, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(14,926)	$(19,493)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	279	420
Gain on disposal of property and equipment	(5)	(344)
Stock-based compensation expense	1,547	1,799
Change in fair value of marketable securities	111	(5,237)
Change in fair value of rights to sell ARS to UBS	(111)	5,196
Changes in assets and liabilities:
Other receivables	57	(236)
Prepaids and other current assets	(54)	(3,371)
Other assets	—	3,513
Accounts payable	(53)	(951)
Accrued liabilities	(208)	(582)

Net cash used in operating activities	(13,363)	(19,286)

Cash flows from investing activities:
Purchases of investments	(31,080)	(33,171)
Sales of investments	14,024	224
Maturities of investments	24,000	8,000
Proceeds from sale of property and equipment	5	641

Net cash provided by (used in) investing activities	6,949	(24,306)

Cash flows from financing activities:
Payments under financing arrangement	(3,100)	—
Proceeds from issuance of common stock	65	47

Net cash provided by (used in) financing activities	(3,035)	47

Net decrease in cash and cash equivalents	(9,449)	(43,545)
Cash and cash equivalents at beginning of period	12,251	50,562

Cash and cash equivalents at end of period	$2,802	$7,017

Supplementary information:
Interest paid	$6	$72

See accompanying Notes to Condensed Financial Statements.

TELIK, INC.

Notes to Condensed Financial Statements

(Unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies

We have prepared the accompanying condensed financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, or the Exchange Act. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We believe all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included herein. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or any other future period. The condensed balance sheet at December 31, 2009 has been derived from the audited financial statements at that date. You should read these condensed financial statements and notes in conjunction with our audited financial statements for the year ended December 31, 2009, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2010.

Need for Additional Capital

We have incurred net losses since inception and we expect to incur substantial losses for at least the next several years as we continue our research and development activities. To date, we have funded operations primarily through the sale of equity securities, non-equity payments from collaborators and interest income. Future revenue, if any, for at least the next few years is expected to consist primarily of payments under corporate collaborations and government grants. The process of developing our products will require significant additional research and development, preclinical testing and clinical trials, as well as regulatory approval. We expect these activities, together with general and administrative expenses, to result in substantial operating losses for the foreseeable future. We will not receive product revenue unless we, or our collaborative partners, complete clinical trials, obtain regulatory approval and successfully commercialize one or more of our products.

We expect continuing losses over the next several years. We plan to seek capital through public or private equity or debt financing, capital lease financing and collaborative arrangements with corporate partners. We may have to seek other sources of capital or re-evaluate our operating plans if we are unable to consummate some or all of the capital financing arrangements noted above. We believe our existing cash resources will be sufficient to satisfy our current operating plan until the end of 2011.

Use of Estimates

In preparing our financial statements to conform with GAAP, we make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results may differ from these estimates.

Cash and Cash Equivalents, Short-Term and Long-Term Investments

We currently invest our excess cash in money market funds, cash deposits, U.S. treasury and U.S. government agency securities. In previous periods we held taxable municipal notes, some of which had an auction reset feature (auction rate securities, or ARS), and corporate notes. All investments with stated maturities of three months or less from date of purchase are classified as cash equivalents. Debt securities with original maturities greater than three months and remaining maturities less than one year are classified as short-term investments.,. Debt securities with remaining maturities greater than one year and which we intend to hold until maturity are classified as long-term investments. We classify all cash equivalents and non-ARS investments as available-for-sale. Available-for-sale securities are carried at estimated fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss).

TELIK, INC.

Notes to Condensed Financial Statements—(Continued)

(Unaudited)

Realized gains or losses on the sale of investments are determined on a specific identification method, and such gains and losses are reflected as a component of interest income.

Due to the unprecedented events in the ARS market and our November 2008 ARS Rights Agreement, or the Rights Agreement, with UBS AG and with its affiliates, or UBS, we elected a one-time transfer of our ARS investments from the classification of available-for-sale to trading securities under ASC 320, “Investments-Debt and Equity Securities,” during the fourth quarter of fiscal 2008. Trading securities are carried at estimated fair value, with gains and losses resulting from changes in fair value reported in earnings.

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

Fair Value of Financial Instruments

We used the provisions of ASC 820, “Fair Value Measurements and Disclosure,” to determine the fair values of our financial and nonfinancial assets and liabilities. ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. The objective of fair value measurement is to determine the price that would be received to sell the asset or paid to transfer the liability (an exit price) in an orderly transaction between market participants at the measurement date. The statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and that market participant assumptions include assumptions about risk and effect of a restriction on the sale or use of an asset. To increase consistency and comparability in fair value measurement and related disclosures, this statement establishes a fair value hierarchy that prioritize the inputs to valuation techniques used to measure fair value into three broad levels: (1) Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date; (2) Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly through corroboration with observable market data; and (3) Level 3 inputs are unobservable inputs for asset or liability that reflect the reporting entity’s own assumptions about risk and the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

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

TELIK, INC.

Notes to Condensed Financial Statements—(Continued)

(Unaudited)

Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2010, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, that are of significance, or potential significance to us.

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

2. Employee Stock-Based Compensation

Stock based compensation

Total estimated stock-based compensation expense, related to all of our share-based payment awards recognized under ASC 718, “Compensation—Stock Compensation” comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands except per share amounts)
Research and development	$179	$134	$611	$425
General and administrative	234	388	936	1,374

Stock-based compensation expense before taxes	413	522	1,547	1,799

Effect on net loss	$413	$522	$1,547	$1,799

Effect on net loss per basic and diluted common share	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Because we had a net operating loss carryforward as of September 30, 2010, no tax benefits for the tax deductions related to stock-based compensation expense were recognized in our condensed statements of operations. Additionally, no incremental tax benefits were recognized from stock options exercised in the three and nine months ended September 30, 2010 and 2009, which would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities. As of September 30, 2010, $1.7 million of total unrecognized compensation costs, net of forfeitures, related to non-vested service based awards is expected to be recognized over a weighted average period of 1.25 years.

TELIK, INC.

Notes to Condensed Financial Statements—(Continued)

(Unaudited)

3. Comprehensive Loss

Comprehensive loss consists of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes changes in unrealized gains (losses) on investments. The activity in comprehensive loss was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)
Net loss	$(4,653)	$(6,107)	$(14,926)	$(19,493)
Changes in unrealized gains (losses) on investments	(3)	—	2	(8)

Comprehensive loss	$(4,656)	$(6,107)	$(14,924)	$(19,501)

4. Basic and Diluted Net Loss per Share

Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period.

Outstanding options to purchase 12,379,236 and 8,479,063 shares of our common stock for the three months ended September 30, 2010 and 2009; and 12,445,164 and 9,253,976 shares of our common stock for the nine months ended September 30, 2010 and 2009 were excluded from the diluted net loss per common share calculations because inclusion of such options would be anti-dilutive.

5. Fair Value Measurements on a Recurring Basis

We measure certain financial assets at fair value on a recurring basis, including cash equivalents, available-for-sale securities, trading securities and put options. The fair value of these financial assets was determined based on a three-tier fair value hierarchy as described in Note 1, which prioritizes the inputs used in measuring fair value.

The following table presents information about our financial assets that are measured at fair value on a recurring basis as of September 30, 2010 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

		Fair Value Measurement at September 30, 2010 Using
	September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Available-for-sale securities:
Money market funds	$2,025	$2,025	$—	$—
US treasuries	3,019	—	3,019	—
US government agencies	21,158	—	21,158	—

Total	$26,202	$2,025	$24,177	$—

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

There were no transfers between Level 1 and Level 2 measurements in the three and nine months ended September 30, 2010. The following is a reconciliation of our investments measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Put Option	Auction Rate Securities	Total
	(in thousands)
Balance at December 31, 2009	$3,420	$10,380	$13,800
Impairment gain (loss) included in net loss	61	(61)	—
Sales or settlement	(2,400)	(1,600)	(4,000)

Balance at March 31, 2010	$1,081	$8,719	$9,800
Impairment gain (loss) included in net loss	50	(50)	—

Balance at June 30, 2010	$1,131	$8,669	$9,800
Sales or settlement	(1,131)	(8,669)	(9,800)

Balance at September 30, 2010	—	—	—

Our ARS investments, purchased through UBS at par value, have an auction reset feature. Historically, the fair value of ARS investments approximated par value due to the frequent resets through the auction process. Beginning in late 2007, our securities invested in ARS failed to settle in scheduled auctions due to liquidity crises. An auction failure means that the parties wishing to sell securities could not make the sale, but does not result in the securities going into default because the issuer continues to pay interest. The interest rates may be reset to predetermined “penalty” or “maximum” rates based on mathematical formulas in accordance with each security’s prospectus. While we continued earning interest on our ARS investments at the contractual rate, these investments were not trading and therefore did not have a readily determinable market value. Accordingly, the estimated fair value of the ARS did not approximate par value.

TELIK, INC.

Notes to Condensed Financial Statements—(Continued)

(Unaudited)

We estimated the fair value of our ARS after consideration of several factors, including input provided by UBS. Valuation techniques involved the use of a discounted cash flow approach. Although these securities would typically be measured using Level 2 inputs, the failure of auctions and the lack of market activity required that these securities be measured using Level 3 inputs. The assumptions used in preparing the discounted cash flow model to determine the fair value of our auction preferred stock took into account factors such as interest rates, credit quality, likelihood of redemption, duration and credit default swap data points for monoline insurers. The underlying assets of our auction rate certificates were primarily comprised of student loans, and their fair values were measured by considering factors such as interest rates, tax status, credit quality, duration, insurance wraps, the portfolio composition of Federal Family Education Loan Program, or FFELP, and private loans and likelihood of redemption. These assumptions were highly subjective and involve significant judgment and were subject to change as the underlying sources of these assumptions and market conditions change.

On November 10, 2008, we entered into an agreement with UBS whereby we received rights, or the Right, to sell all our ARS held in our UBS account at par value ($18.7 million) to UBS at any time during a two-year period beginning on June 30, 2010 and ending on July 2, 2012. On February 12, 2010, UBS repurchased $4.0 million of our ARS from the original balance of $13.8 million. On July 1, 2010, we exercised the Right and sold all our remaining ARS to UBS under the Rights Agreement at par value of $9.8 million. For the nine months ended September 30, 2010, we recorded (i) a reduction of approximately $3.5 million and $10.3 million in fair values of our put option and ARS respectively, as a result of certain ARS repurchased by UBS in February 2010 and the exercise of the Rights Agreement on July 1, 2010 and (ii) no gain or loss to interest and income, net due to offsetting changes in fair values of our ARS and put option. As a result, we have no ARS investments and put option balance at September 30, 2010. For additional information, see Note 7 to Condensed Financial Statements.

6. Cash, Cash Equivalents, Investments and Restricted Investments

The following is a summary of estimated fair value of cash and cash equivalents, investments and restricted investments:

	September 30,	December 31,
	2010	2009
	(in thousands)
Certificate of deposits	$449	$674
Auction rate securities	—	10,380
US treasuries	3,019	17,095
US government agencies	21,158	—
Cash and money market funds	2,802	12,251

Total	$27,428	$40,400

Reported as:
Cash and cash equivalents	$2,802	$12,251
Short-term investments	24,177	27,475
Restricted investments	449	674

Total	$27,428	$40,400

ARS securities with an aggregate estimated fair value of $10.4 million as of December 31, 2009 were determined as securities held for trading. Accordingly, these securities are carried at estimated fair value, with unrealized gains and losses resulting from changes in fair value reported in earnings. All other marketable debt securities continue to be held as available-for-sale.

The following is a summary of amortized cost, unrealized gains and losses, and estimated fair value of cash and cash equivalents and market securities held as available-for-sale.

TELIK, INC.

Notes to Condensed Financial Statements—(Continued)

(Unaudited)

	September 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Certificate of deposits	$449	$—	$—	$449
US treasuries and government agencies	24,177	3	(3)	24,177
Cash and money market funds	2,802	—	—	2,802

Total	$27,428	$3	$(3)	$27,428

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Certificate of deposits	$674	$—	$—	$674
US treasuries	17,097	1	(3)	17,095
Cash and money market funds	12,251	—	—	12,251

Total	$30,022	$1	$(3)	$30,020

There were no realized gains or losses on sales of available-for-sale investments for the three and nine months ended September 30, 2010 and 2009. Realized gains and losses were calculated based on the specific identification method.

Investments which were in unrealized loss positions for which other-than-temporary impairments were not recognized are summarized below:

At September 30, 2010	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
US treasuries and government agencies	$13,038	$(3)	$—	$—	$13,038	$(3)

Total	$13,038	$(3)	$—	$—	$13,038	$(3)

At December 31, 2009	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
US treasuries	$10,091	$(3)	$—	$—	$10,091	$(3)

Total	$10,091	$(3)	$—	$—	$10,091	$(3)

TELIK, INC.

Notes to Condensed Financial Statements—(Continued)

(Unaudited)

The following is a summary of the cost and estimated fair value of marketable debt securities, held as available-for-sale at September 30, 2010 and December 31, 2009, classified by stated maturity date of the security:

	September 30, 2010		December 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Mature in less than one year	$24,177	$24,177	$17,097	$17,095

7. Prepaids and Other Current Assets

Prepaids and other current assets consist of the following:

	September 30, 2010	December 31, 2009
	(in thousands)
Prepaids	$756	$702
UBS Rights relating to ARS	—	3,420

Total	$756	$4,122

On November 10, 2008, we entered into an agreement with UBS whereby we received the Right, to sell all our ARS held in our UBS account at par value ($18.7 million) to UBS at any time during a two-year period beginning on June 30, 2010 and ending on July 2, 2012.

The enforceability of the Right results in a put option which is recognized as a separate freestanding asset and accounted for separately from the ARS investment. On June 10, 2009 and February 12, 2010, UBS elected to repurchase a portion of our ARS under the Rights Agreement at par value of $4.9 million and $4.0 million, respectively. On July 1, 2010, we exercised the Right to sell all our remaining ARS to UBS under the Rights Agreement at par value of $9.8 million. Proceeds from the sale were re-invested in US government agency securities and we did not have any ARS investments in our portfolio as of September 30, 2010.

8. Notes Payable

In connection with our acceptance of the offer to enter into the agreement with UBS whereby we received the Right to sell all our ARS at par value to UBS at any time during a two-year period beginning on June 30, 2010 and ending on July 2, 2012, UBS would also make available to us “no net cost” loans up to 75% of the market value of our ARS. A “no net cost loan” as defined in the Rights Agreement means that the loan will bear interest at a rate equal to the average rate of interest paid or deemed paid to Telik on the pledged ARS such that the interest cost, net of interest received by us on the pledged ARS, will be zero. The “no net cost” loans must be repaid upon commencement of the exercise of the Right. According to the Rights Agreement, the loan is payable on demand. If UBS should exercise its discretionary right to demand repayment of any portion of the loan prior to the date we can exercise our repurchase rights, UBS and certain of its affiliates will arrange for alternative financing on terms and conditions substantially the same as those contained in the loan, and if alternative financing cannot be established, then UBS or one of its affiliates will purchase our pledged ARS at par. UBS’ obligation to arrange such alternative financing does not apply under certain circumstances, including, but not limited to, if we sell the ARS pledged as collateral. Proceeds of sales of our ARS will first be applied to repayment of the credit line with the balance, if any, for our account.

On December 31, 2008, we entered into a loan agreement with UBS and drew down $8 million with our ARS pledged as collateral. On June 10, 2009 and February 12, 2010, UBS elected to repurchase a portion of our ARS under the Rights Agreement at par value of $4.9 million and $4.0 million, respectively. Proceeds from both sales of our ARS were applied to repayment of the credit line whereby $4.9 million was paid in June 2009 leaving a balance of $3.1 million due to UBS as of December 31, 2009. There was no interest paid on the loan for the three months ended September 30, 2010 as the remaining balance of the loan was paid in full in February 2010. For the nine months ended September 30, 2010, interest paid on the loan was approximately $6,000 which was offset entirely by interest earned on the pledged securities.

TELIK, INC.

Notes to Condensed Financial Statements—(Continued)

(Unaudited)

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

10. Subsequent Event

On October 29, 2010, we received notification from the Internal Revenue Service Department of Treasury that our applications for qualified investments in the Qualifying Therapeutic Discovery Project under Section 48D of the Internal Revenue Code have been certified. As such, five grants for the total amount of $1,222,396 have been approved and we will recognize the full award as revenue in the fourth quarter of 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Statements of Expected Future Performance

This Quarterly Report on Form 10-Q contains statements indicating expectations about future performance and other forward-looking statements that involve risks and uncertainties. We usually use words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “future,” “intend,” “potential,” or “continue” or the negative of these terms or similar expressions to identify forward-looking statements. These statements appear throughout this Quarterly Report on Form 10-Q and are statements regarding our current intent, belief or expectation, primarily with respect to our operations and related industry developments. Examples of these statements include, but are not limited to, statements regarding the following: the implications of positive results of our Phase 2 clinical trials, the progress of our research programs, including clinical testing, the extent to which our issued and pending patents may protect our products and technology, our ability to identify new product candidates using TRAP technology (our proprietary Target-Related Affinity Profiling technology), the potential of such product candidates to lead to the development of safer or more effective therapies, our ability to develop the technology derived from our collaborations, our anticipated timing for filing additional Investigational New Drug applications, or INDs, with the FDA, or for the initiation or completion of Phase 1, Phase 2 or Phase 3 clinical trials for any of our product candidates, our future operating expenses, our future losses, our future expenditures for research and development, the sufficiency of our cash resources and ability to raise adequate funds in the future. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

We have incurred net losses since inception and expect to incur losses for the next several years as we continue our research and development activities. During the nine months ended September 30, 2010, loss from operations was $15.1 million and net loss was $14.9 million. Net cash used in operations for the nine months ended September 30, 2010 was $13.4 million and net cash, cash equivalents, investments and restricted investments at September 30, 2010 were $27.4 million. As of September 30, 2010, we had an accumulated deficit of $518.5 million.

Our expenses consist primarily of those incurred for research and development and general and administrative costs associated with our operations. The process of carrying out the development of our product candidates to later stages of development and our research programs may require significant additional research and development expenditures, including for preclinical testing and clinical trials, as well as for manufacturing development efforts and obtaining regulatory approval. We outsource our clinical trials and our manufacturing development activities to third parties to maximize efficiency and minimize our internal overhead. To date, we have funded our operations primarily through the sale of equity securities, non-equity payments from collaborative partners and interest income.

We are subject to risks common to biopharmaceutical companies, including risks inherent in our research, development and commercialization efforts, preclinical testing, clinical trials, uncertainty of regulatory and marketing approvals, enforcement of patent and proprietary rights, the need for capital, potential competition, use of hazardous materials and retention of key employees. In order for a product to be commercialized, it will be necessary for us to conduct preclinical tests and clinical trials, demonstrate efficacy and safety of our product candidates to the satisfaction of regulatory authorities, obtain marketing approval, enter into manufacturing, distribution and marketing arrangements, obtain market acceptance and, in many cases, obtain adequate reimbursement from government and private insurers. We cannot provide assurance that we will generate revenues or achieve and sustain profitability in the future.

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

Nasdaq Stock Listing Compliance

On September 19, 2008, we received notification from Nasdaq informing us that the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Market under Nasdaq Marketplace Rule 5550(a)(2). Effective January 7, 2010, we transferred the listing of our common stock from the Nasdaq Global Market to the Nasdaq Capital Market. On April 22, 2010, we received notification from Nasdaq that we have regained compliance with the minimum bid price requirement. Since May 20, 2010, the bid price for our common stock had again fluctuated below the levels required by Nasdaq rules for continued listing. On July 21, 2010, we received notification from Nasdaq informing us that the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market and that we have 180 calendar days, or until January 18, 2011, to regain compliance. For more information regarding this notification, see Item 1A entitled “Risk Factors” and Item 5 entitled “Other Information” of Part II of this filing.

UBS Purchase Rights and Loan

On November 10, 2008, we entered into a Rights Agreement with UBS AG and with its affiliates, or UBS, whereby we received rights, or the Right, to sell all our auction rate securities, or ARS, held in our UBS account at par value to UBS at any time during a two-year period beginning on June 30, 2010 and ending on July 2, 2012. UBS is also granted the right to purchase or sell our ARS at any time after acceptance of the Rights Agreement until July 2, 2012, so long as we receive par value for the ARS.

In connection with our acceptance of the offer to enter into the agreement, UBS has made available to us “no net cost” loans for up to 75% of the market value of our ARS, where interest payable on the loan does not exceed interest earned on our ARS. The loan is secured by our ARS. On December 31, 2008, we borrowed $8 million from UBS in accordance with such a secured, “no net cost” demand facility. On June 10, 2009 and February 12, 2010, UBS elected to repurchase a portion of our ARS under the Rights Agreement at par value of $4.9 million and $4.0 million, respectively. Proceeds from sales of our ARS were applied to the repayments of the credit line, which was paid in full in February 2010. For the nine months ended September 30, 2010, interest paid on the loan was approximately $6,000 which was offset entirely by interest earned on the pledged securities.

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

Results of Operations

Revenues

We did not record any revenues for the three and nine months ended September 30, 2010 or in 2009. In October 2010, we were awarded grants totaling $1.2 million from the Qualifying Therapeutic Discovery Project program under Section 48D of the Internal Revenue Code and will recognize the award as revenue in the fourth quarter of 2010. Future non-product revenues, if any, will depend upon the extent to which we enter into new collaborative research agreements and the amounts of payments relating to such agreements.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2010 and 2009 were $2.6 million and $3.4 million. Research and development expenses for the nine months ended September 30, 2010 and 2009 were $8.2 million and $10.4 million. Our research and development activities consist primarily of drug development, clinical supply manufacturing, clinical activities, discovery research, screening and identification of product candidates and preclinical studies. We group these activities into two major categories: “research and preclinical” and “clinical development.”

The approximate costs associated with research and preclinical and clinical development activities were as follows:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2010	2009	Change	2010	2009	Change
	(In thousands, except percentages)
Research and preclinical	$663	$828	(20)%	$2,160	$3,781	(43)%
Clinical development	1,906	2,588	(26)%	6,042	6,647	(9)%

Total research and development	$2,569	$3,416	(25)%	$8,202	$10,428	(21)%

The decrease of 25%, or $847,000, in research and development expenses for the three months ended September 30, 2010 compared to the same period in 2009 was principally due to the following:

•	decreased expenses of approximately $670,000 for TLK58747-Cytotoxic Small Molecule pre-clinical development program and pre-clinical expenses related to TLK60404-Aurora Kinase;

•	decreased clinical trial expenses of approximately $203,000 related to the near completion of our Phase 2 TELINTRA tablets for MDS and the discontinuation of our Phase 2 TELINTRA tablets for CIN; and

•	decreased costs of approximately $157,000 associated with headcount reduction and reduced research activities;

•

offset by increased clinical development expenses of approximately $184,000 for our ongoing Phase 1 dose-ranging study of TELINTRA tablets in combination with Lenalidomide in patients with MDS, Phase 2 TELINTRA tablets randomized study in SCN and TELCYTA in patients with Refractory or Relapsed Mantle Cell lymphoma, Diffuse Large B Cell Lymphoma, and Multiple Myeloma clinical studies.

The decrease of 21%, or $2.2 million, in research and development expenses for the nine months ended September 30, 2010 compared to the same period in 2009 was principally due to the following:

•	decreased costs of approximately $1.8 million in connection with headcount reduction as a result of our restructuring in 2009 and reduced research activities;

•	decreased expenses of approximately $892,000 for TLK58747-Cytotoxic Small Molecule pre-clinical development program;

•	decreased clinical trial expenses of approximately $564,000 related to the near completion our Phase 2 TELINTRA tablets for MDS and the discontinuation of our Phase 2 TELINTRA tablets for CIN;

•

offset by a $409,000 increase in clinical development expenses for our ongoing Phase 1 dose-ranging study of TELINTRA tablets in combination with Lenalidomide in patients with MDS, Phase 2 TELINTRA tablets randomized study in SCN and TELCYTA in patients with Refractory or Relapsed Mantle Cell lymphoma, Diffuse Large B Cell Lymphoma, and Multiple Myeloma clinical studies; and

•

in addition, the nine months ended September 30, 2009 included approximately $639,000 reduction in accrued clinical trials expenses as a result of final close-out of clinical sites for completed clinical studies while there were no such adjustments in 2010.

We expect total research and development expenditures to decrease in 2010 as we complete our Phase 2 TELINTRA tablets for MDS clinical trial and continue other smaller ongoing TELINTRA and TELCYTA clinical trials as well as advancing new drug candidates into the clinic.

The following table summarizes our principal drug product candidate development initiatives:

	Related R&D Expenses Nine Months ended September 30,
Product	2010	2009
	(in thousands)
TELCYTA	$1,553	$694
TELINTRA	5,588	5,318
TLK58747	128	2,840
TLK60404	359	700
Other (1)	574	876

Total research and development expenses	$8,202	$10,428

(1)	“Other” constitutes research and development activities that cannot be allocated to any individual project.

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

General and Administrative Expenses

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2010	2009	Change	2010	2009	Change
	(In thousands, except percentages)
General and administrative	$2,101	$2,759	(24)%	$6,856	$8,845	(22)%

The decrease in general and administrative expenses of 24%, or $658,000, for the three months ended September 30, 2010 compared to the same period in 2009 was primarily due to a decrease of $504,000 in headcount and corporate administrative expenses and decreased stock-based compensation expense of approximately $154,000 as a result of higher fair value stock options fully vested in 2009.

The decrease in general and administrative expenses of 22%, or $2.0 million, in the nine months ended September 30, 2010 compared to the same period in 2009 was primarily due a decrease of $931,000 in headcount and corporate administrative expenses, decreased stock-based compensation expense of approximately $438,000 as a result of higher fair value stock options fully vested in 2009 and a decrease of $619,000 in legal and professional service expenses.

We expect 2010 general and administrative expenses to be lower than the 2009 spending level as we undertake efforts to control expenses.

Stock-Based Compensation Expense

Employee stock-based compensation expense related to our share-based payment awards was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands except per share amounts)
Research and development	$179	$134	$611	$425
General and administrative	234	388	936	1,374

Stock-based compensation expense before taxes	413	522	1,547	1,799

Effect on net loss	$413	$522	$1,547	$1,799

Employee stock-based compensation expenses for research and development for the three and nine months ended September 30, 2010 compared with the same periods in 2009 were higher principally due to expense from options granted in November 2009. The decreases in employee stock-based compensation expense for general and administrative for the three and nine months ended September 30, 2010 compared with the same periods in 2009 were primarily due to higher fair value stock options fully vested in 2009.

Restructuring Costs

In February 2009, we implemented a restructuring plan and reduced our workforce by 37 positions and recorded charges of approximately $951,000 for the nine months ended September 30, 2009. We paid $750,000 in the quarter ended March 31, 2009, $111,000 in the quarter ended June 30, 2009 and $90,000 in the quarter ended September 30, 2009 as severance, payroll taxes and other personnel related costs. There were no restructuring costs recorded for the three and nine months ended September 30, 2010.

Interest Income and Interest Expense

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2010	2009	Change	2010	2009	Change
	(In thousands, except percentages)
Interest and other income, net	$17	$80	(79)%	$138	$803	(83)%
Interest expense	—	(12)	(100)%	(6)	(72)	(92)%

The decrease in interest and other income, net of approximately $63,000 for the three months ended September 30, 2010 compared to the same period in 2009 was due primarily to a decrease in investment income resulting from lower investment cash balances and lower interest rates.

The decrease in interest and other income, net of approximately $665,000 for the nine months ended September 30, 2010 compared to the same period in 2009 was due primarily to a decrease of $285,000 in investment income resulting from lower investment cash balances and lower interest rates, and a gain of $339,000 on the sale of computer and laboratory equipment recorded in 2009.

Interest expenses for the periods reported were solely for interest payments on our UBS loan. There was no interest expense for the three months ended September 30, 2010 and the decrease of approximately $66,000 for the nine months ended September 30, 2010 compared to the same period in 2009 was due to the full payment of our UBS loan balance in February 2010.

Liquidity and Capital Resources

	September 30, 2010	December 31, 2009
	(in millions, except ratios)
Cash, cash equivalents, investments and restricted investments	$27.4	$40.4
Working capital	$26.4	$39.2
Current ratio	18.4 : 1	9.1 : 1

	Nine Months Ended September 30,
	2010	2009
	(in millions)
Cash (used in) / provided by:
Operating activities	$(13.4)	$(19.3)
Investing activities	$6.9	$(24.3)
Financing activities	$(3.0)	$—

Sources and Uses of Cash. Due to the significant research and development expenditures and the lack of any approved products to generate revenue, we have not been profitable and have generated operating losses since we incorporated in 1988. As such, we have funded our research and development operations through the sale of equity securities, non-equity payments from corporate partners, interest earned on investments and equipment lease and loan financings. At September 30, 2010, we had available cash, cash equivalents, investments and restricted investments of $27.4 million. Our cash and investment balances are held in a variety of interest-bearing instruments including obligations of U.S. government agencies and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk.

Cash Flows from Operating Activities. Cash used in operations for the nine months ended September 30, 2010 was $13.4 million compared with $19.3 million for the same period in 2009. Net loss of $14.9 million in 2010 included non-cash charges of $1.5 million for stock-based compensation, $279,000 for depreciation and amortization and $111,000 for the decrease in the fair value of our ARS which were partially offset by a $111,000 reduction in value of the put option associated with the UBS ARS Rights. Cash used in operations was further impacted by a $208,000 reduction in accrued liabilities related primarily to payments made during the nine months ended September 30, 2010 for clinical trials site costs. Operating cash outflows for the same period in 2009 resulted primarily from a net loss of $19.5 million which included non-cash charges of $1.8 million for stock-based compensation, $420,000 for depreciation and amortization and $5.2 million for the reduction in value of the put option associated with the UBS ARS Right and were partially offset by a $5.2 million increase in the fair value of marketable securities and a $344,000 gain on the disposal of property and equipment. Cash used in operations in 2009 was further impacted by a $1.3 million reduction in accrued clinical trials related primarily to the completion of our Phase 3 clinical trials and a $951,000 decrease in accounts payable and partially offset by an increase of $552,000 in accrued compensation. In addition, in 2009 our put option valued at $3.5 million was reclassified from other assets to other current assets based on the intention to sell our ARS in less than one year.

Cash Flows from Investing Activities. Cash provided by investing activities for the nine months ended September 30, 2010 was $6.9 million compared with cash used in investing activities of $24.3 million for the same period in 2009. Cash provided in the nine months ended September 30, 2010 was primarily from $24 million in investment maturities and $14.0 million in investment sales which included $13.8 million in sales of our ARS to UBS and was partially offset by the purchase of available-for-sale investments of $31.1 million. We had $5,000 in proceeds from the sale of property and equipment and no capital expenditures for the nine months ended September 30, 2010. Cash used in the same period in 2009 was primarily for the purchase of available-for-sale investments of $33.2 million and were partially offset by $224,000 in investment sales, $8 million in investment maturities which included a $4.9 million sale of our ARS to UBS on June 20, 2009 and the proceeds were used to repay our loan with UBS. We had $641,000 in proceeds from the sale of property and equipment and no capital expenditures for the nine months ended September 30, 2009.

Cash Flows from Financing Activities. Cash used in financing activities for the nine months ended September 30, 2010 was approximately $3.0 million compared with cash provided by financing activities of $47,000 for the same period in 2009. Cash used in financing activities for the nine months ended September 30, 2010 was primarily due to $3.1 million payment of our remaining UBS loan balance on February 16, 2010 and was offset by $65,000 in proceeds from stock purchases under our employee stock purchase plan. Financing activities for the same period in 2009 comprised $47,000 in proceeds from stock purchases under our employee stock purchase plan.

Working Capital. Working capital decreased to $26.4 million at September 30, 2010 from $39.2 million at December 31, 2009. The decrease in working capital was primarily due to our use of cash for our clinical studies, pre-clinical programs and operating expenses.

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

Our future contractual obligations at September 30, 2010 were as follows:

	Total	2010	2011-2012	2013-2014	After 2014
	(in thousands)
Operating leases	$13,877	$935	$7,823	$5,119	$—

We are currently evaluating an option to sublease our facility at 3165 Porter Drive in Palo Alto, California which consists of approximately 92,000 square feet of research and office space. If and when we are successful in executing a sublease agreement we expect to record material charges in the period a sublease is executed.

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

The table below presents the principal amounts and weighted-average interest rates by year of stated maturity for our investment portfolio:

	2010	2011 and Beyond	Total	Fair Value at September 30, 2010
	(In thousands, except percentages)
Available-for-sale securities	$11,695	$12,482	$24,177	$24,177
Average interest rate	0.28%	0.27%	0.28%

Item 4.	Controls and Procedures.

Evaluation of disclosure controls and procedures. Based on our management’s evaluation (with the participation of our chief executive officer and chief financial officer), our chief executive officer and chief financial officer have concluded that, subject to limitations described below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), were effective as of September 30, 2010.

Changes in internal control over financial reporting. There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

If we are unable to raise adequate funds in the future, we will not be able to continue to fund our operations, research programs, preclinical testing and clinical trials to develop and manufacture our drug product candidates.*

The process of carrying out the development of our own unpartnered product candidates to later stages of development and developing other research programs to the stage that they may be partnered to a pharmaceutical or biotechnology company will require significant additional expenditures, including the expenses associated with preclinical testing, clinical trials and obtaining regulatory approval. We believe that our existing cash and investment securities will be sufficient to support our current operating plan until the end of 2011. Unanticipated changes in our research and development plans or other changes affecting our operating expenses may affect actual consumption of existing cash resources as well. In any event, we will require substantial additional financing to fund our operations in the future. We do not know whether additional financing will be available when needed or that, if available, we will be able to obtain financing on terms favorable to our stockholders. In addition, the recent tightening of credit markets and concerns regarding the availability of credit, particularly in the United States, may also have negatively impacted our ability to raise additional capital to fund our business. As of September 30, 2010, our accumulated deficit was $518.5 million, and we expect to incur capital outlays and operating expenditures for the next several years as we continue our clinical, research and development activities. The extent of any actual increase in operating or capital spending will depend in part on the clinical success of our product candidates. If we fail to raise adequate funds on terms acceptable to us, if at all, we will not be able to continue to fund our operations, research programs, preclinical testing, clinical trials and manufacturing efforts.

We have a history of net losses, which we expect to continue for the next several years. We will never be profitable unless we develop, and obtain regulatory approval and market acceptance of, our product candidates.*

To date, we have not obtained regulatory approval for the commercial sale of any products, and we have not received any revenue from the commercial sale of products. Due to the significant research and development expenditures required to develop our TRAP technology and identify new product candidates, and the lack of any products to generate revenue, we have not been profitable and have incurred operating losses since we were incorporated in 1988. As of September 30, 2010, we had an accumulated deficit of $518.5 million. We expect to incur losses for the next several years as we continue our research and development activities and incur significant clinical testing and drug supply manufacturing costs. We do not anticipate that we will generate product revenue for several years. Our losses, among other things, have caused and will cause our stockholders’ equity and working capital to decrease. We expect that this trend will continue until we develop, and obtain regulatory approval and market acceptance of, our product candidates, if at all. We may never generate product revenue sufficient to become profitable.

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

Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if we are delisted from Nasdaq or if we are unable to transfer our listing to another stock market.*

On September 19, 2008, we received a letter from the Nasdaq Listing Qualifications Department indicating that, for 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Market under Nasdaq Marketplace Rule 5550(a)(2). The letter also stated that in accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), we were given 180 calendar days to regain compliance with this listing requirement, which may be accomplished if the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days. Subsequently, Nasdaq implemented temporary suspensions of the minimum bid price requirement, allowing us until January 4, 2010 to regain compliance. Effective January 7, 2010, we transferred the listing of our common stock from the Nasdaq Global Market to the Nasdaq Capital Market. In accordance with Listing Rule 5810(c)(3)(A), we were provided an additional 180-day period, or until July 6, 2010, to regain compliance with the minimum bid price requirement. On April 22, 2010, we received notice from Nasdaq that we have regained compliance with the minimum bid price requirement. Since May 20, 2010, the bid price for our common stock had again fluctuated below the levels required by Nasdaq rules for continued listing. On July 21, 2010, we received notification from Nasdaq informing us that the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market and that we have 180 calendar days, or until January 18, 2011, to regain compliance. We cannot assure you that we will be able to regain compliance as required by Nasdaq rules.

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

Our stock price may be volatile, you may not be able to resell your shares at or above your purchase price.*

Our stock prices and the market prices for securities of biotechnology companies in general have been highly volatile, with recent significant price and volume fluctuations, and may continue to be highly volatile in the future. For example, our stock price dropped by 71% on the day following the announcement in December 2006 that the preliminary top-line results of our first three Phase 3 trials did not meet primary end-points. During the nine months ended September 30, 2010, our common stock traded between $0.64 and $1.49, and on September 30, 2010, our common stock closed at $0.71. You may not be able to sell your shares quickly or at the market price if we are delisted from Nasdaq or if we are unable to transfer listing to another stock market, or if trading in our stock is not active or the volume is low. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock, some of which are beyond our control:

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

Item 5.	Other Information

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing.

On July 21, 2010, we received from Nasdaq a deficiency notice letter indicating that for 30 consecutive business days the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on The Nasdaq Capital Market under Marketplace Rule 5550(a)(2). In accordance with Marketplace Rule 5810(c)(3)(A), we have 180 calendar days, or until January 18, 2011, to regain compliance. The letter also indicates that if at any time before January 18, 2011 the bid price or our common stock closes at $1.00 per share or more for a minimum of ten consecutive business days, Nasdaq will provide written notification that we have achieved compliance. Nasdaq may also require us to maintain a closing bid price of at least $1.00 per share for a longer period before determining that we have achieved compliance. The letter further indicates that if we do not regain compliance by January 18, 2011, Nasdaq will provide written notification that our common stock will be delisted, after which we may appeal to a Hearings Panel. Finally, the letter indicates that, in the alternative, we may be eligible for an additional grace period if we meet the initial listing standards, with the exception of bid price, for The Nasdaq Capital Market. If we meet the initial listing criteria, Nasdaq will notify us that we have been granted an additional 180 calendar day compliance period.

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

Date: November 3, 2010

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