Form 10-K
period 2010-12-31
TELIK INC
filed 2011-03-02
CIK 1109196

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from                     to                     .

Commission file number: 0-31265

TELIK, INC.

(Exact name of Registrant as specified in its charter)

Delaware	93-0987903
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

700 Hansen Way, Palo Alto, CA 94304

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this Chapter) is not contained herein, and will not be contained to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                 Accelerated filer   ☐                Non-accelerated filer   ☐                Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).     YES  ☐    NO  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $22,562,812 as of June 30, 2010, based upon the closing sale price on the Nasdaq Capital Market reported on June 30, 2010. The calculation excludes approximately 24,595,647 shares held by directors, officers and stockholders whose ownership exceeded five percent of the Registrant’s outstanding Common Stock as of June 30, 2010. Exclusion of these shares should not be construed to indicate that such person controls, is controlled by or is under common control with the Registrant. The determination of affiliate status for the purposes of this calculation is not necessarily a conclusive determination for other purposes.

There were 53,618,989 shares of Registrant’s Common Stock issued and outstanding as of February 22, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the definitive proxy statement to be filed on or before April 30, 2011 with the Securities and Exchange Commission pursuant to Regulation 14A for the Registrant’s Annual Meeting of Stockholders. Except with respect to the information specifically incorporated by reference in this Form 10-K, the proxy statement is not deemed to be filed as part hereof.

TELIK, INC.

2010 ANNUAL REPORT ON FORM 10-K

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

•	Seek a partnership for TELCYTA for further development and commercialization;

•	Utilize our proprietary TRAP drug discovery platform to provide a pipeline of future product development candidates to address unmet needs in cancer treatment; and

•	Establish collaborative agreements to advance the development of these candidates.

Clinical Product Development

TELINTRA, our lead drug product candidate in clinical development, is a small molecule glutathione analog inhibitor of the enzyme glutathione S-transferase P1-1, or GST P1-1. We are developing TELINTRA for the treatment of blood disorders associated with low blood cell levels, such as neutropenia or anemia. In 2008, we initiated a Phase 2 clinical trial of TELINTRA tablets, for the treatment of patients with Myelodysplastic Syndrome, or MDS. The trial for MDS completed enrollment of 86 patients and we presented the results at the annual meeting of the American Society of Hematology, or ASH, in December 2010. In the second quarter of 2009, we initiated a Phase 2 randomized study in Severe Chronic Neutropenia, or SCN, to determine the effect of TELINTRA tablets on absolute neutrophil count in patients with this disease. The trial for SCN is intended to enroll a total of 20 patients. In the fourth quarter of 2009, we initiated a Phase 1 dose-ranging study of TELINTRA tablets in combination with Lenalidomide in patients with MDS. We expect to complete this 30-patient study by the end of 2011.

TELCYTA, our other product candidate, is a small molecule cancer drug product candidate designed to be activated in cancer cells. TELCYTA binds to GST P1-1, an enzyme that is elevated in many human cancers, such as ovarian, non-small cell lung, colorectal, and breast. GST P1-1 levels are often further elevated following treatment with many standard chemotherapy drugs and this elevation is associated with the development of resistance to these drugs. When TELCYTA binds to GST P1-1 inside a cancer cell, a chemical reaction occurs, releasing fragments of TELCYTA that cause programmed cancer cell death, or apoptosis.

TELCYTA has shown clinical antitumor activity alone and in combination with standard chemotherapeutic agents in multiple Phase 2 and Phase 3 clinical trials in refractory or resistant ovarian, non-small cell lung, breast and colorectal cancer. We completed a multicenter, randomized clinical study of 125 patients of TELCYTA in combination with liposomal doxorubicin versus liposomal doxorubicin as second line therapy in platinum refractory or resistant ovarian cancer and announced results at the annual meeting of the American Society of Clinical Oncology, or ASCO, in May 2009. In May 2010, we initiated an investigator led study at a single site of TELCYTA in patients with refractory or relapsed mantle cell lymphoma, diffuse large B cell lymphoma, and multiple myeloma. Enrollment for this study is expected to range between 18 to 48 patients based on the number of responses observed. We are currently seeking a partnership with a pharmaceutical or biotechnology company to further advance the development and commercialization of TELCYTA.

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

We have also discovered TLK60357, a novel, potent small molecule inhibitor of cell division. TLK60357 inhibits the formation of microtubules that are necessary for cancer cell growth leading to persistent cancer cell block and subsequent cell death at the G2/M phase of the cell cycle. This compound demonstrates potent broad-spectrum anticancer activity against a number of human cancer cells. This compound also displays oral efficacy in multiple, standard preclinical models of cancer. TLK60357 is currently being evaluated in preclinical safety studies.

In addition, we have identified TLK60596, a small-molecule dual inhibitor of VEGFR1 and VEGFR2 kinase. VEGFR1/2 kinases are known to mediate the formation of new blood vessels in human cancers allowing them to grow. In standard animal models of human colon cancer, oral administration of TLK60596 significantly reduced tumor growth. We are conducting further preclinical assessment of TLK60596.

Clinical Product Development Programs

Our two most advanced product candidates, TELINTRA and TELCYTA, are being developed to treat cancers for which there is significant demand for new therapies. Cancer is the second most common cause of death in the United States according to the American Cancer Society’s 2010 Cancer Facts and Figures. The five-year survival rates for patients with cancers that have spread from their original sites, although improved in recent years, are still poor. These poor survival rates reflect the limitations of current treatments and the development of resistance to available treatments. In addition, current treatments are often associated with severe toxic side effects.

TELINTRA

TELINTRA is our lead small molecule product candidate in clinical development for the treatment of blood disorders including cancer. It has a novel mechanism of action and acts by inhibiting GST P1-1, an enzyme that is involved in the control of cellular growth and differentiation. Inhibition of GST P1-1 results in the activation of the signaling molecule Jun kinase, a key regulator of the function of blood precursor cells. Preclinical tests show that TELINTRA is capable of causing the death or apoptosis of leukemic or malignant blood cells, while stimulating the growth and development of normal blood precursor cells. TELINTRA, therefore, may lead to a treatment for diseases that are characterized by the presence of abnormal blood cells and or the presence low levels of normal blood cells. The combination of abnormal cells and low normal blood cell levels is found in a number of hematologic diseases, including MDS.

In addition, decreased normal blood cell levels, especially of white cells, occur as a common side effect of cancer chemotherapy and render the already weakened cancer patient susceptible to life-threatening infections. Treatment is intended to accelerate the recovery of the white blood cells levels and decrease the risk for developing an infection. TELINTRA accelerated the recovery of white blood cells (neutrophils) in several preclinical models of chemotherapy induced neutropenia. Since currently approved treatments for this complication are given by injection, the oral formulation of TELINTRA, if effective, may prove to be a convenient alternative.

TELINTRA has been studied in MDS using two formulations. A liposomal formulation was developed for intravenous administration of TELINTRA and was used in Phase 1 and Phase 2 studies in MDS patients. The results from the Phase 2 intravenous liposomal TELINTRA clinical trials demonstrated that TELINTRA treatment was associated with improvement in all three types of blood cell levels in patients with all types of MDS, including those in intermediate and high-risk groups. An oral dosage formulation (tablet) was subsequently developed and results from a Phase 1 study with TELINTRA tablets showed clinical activity and the formulation to be well tolerated. The tablet formulation of TELINTRA may offer advantages, including ease of manufacturing and oral administration and allow us to offer a product that is an alternative to the currently marketed parenterally administered drugs.

The activity and safety profile of tablet formulation allowed us to complete a Phase 2 trial of TELINTRA tablets in MDS. The results of this study were reported at the 52nd Annual Meeting American Society of Hematology in December 2010. The primary objective of the Phase 2 TELINTRA tablet study was to determine the efficacy of TELINTRA, defined by Hematologic Improvement, or HI, response rate according to the 2006 International Working Group criteria, as well as its safety. An additional goal of this study was to identify those patients whose MDS disease characteristics may allow us to prospectively target patients most likely to respond to TELINTRA treatment. A multivariate logistic regression analysis was conducted to identify significant MDS disease prognostic factors associated with erythroid improvement response rates, including prior MDS treatment, age, gender, the international prognostic scoring system, or IPSS, risk, Eastern Cooperative Group performance status, years from MDS diagnosis, MDS World Health Organization subtypes, anemia only versus anemia plus other cytopenias, dose schedule and starting dose. Results from this study show that:

•

TELINTRA is the first GSTP1-1 enzyme inhibitor shown to cause clinically significant reductions in red blood cell transfusions, including transfusion independence in low to intermediate-1 risk MDS patients, as well as improvement in platelet count and white blood cell levels in certain patients. The multilineage responses and safety profile observed provides a unique clinical activity profile with attractive tolerability and safety.

•	TELINTRA, administered orally twice daily, appeared to be convenient and flexible for chronic treatment administration.

•	The HI rates were consistent with the Phase 1 results with TELINTRA and the duration of response was enhanced using the extended dose schedules.

•

Prior treatment with certain agents may influence the response to subsequent TELINTRA treatment. Revlimid is currently the only drug approved for treatment of low to intermediate-1 risk MDS red blood cell transfusion dependent patients with the 5q deletion cytogenetic karyotype. TELINTRA has shown clinically significant activity in Revlimid naïve or prior Revlimid resistant patients, and HI rate in erythroid responses in prior Revlimid treated patients with deletion 5q in relapse.

•

Prior history of Vidaza or Dacagen treatment appears to be an important predictor of decreased TELINTRA efficacy and tolerability. These findings may assist ongoing pharmacogenomic studies to characterize the genomic profile of responders and develop a test to identify those patients that are more likely to respond to TELINTRA treatment.

We are also conducting a Phase 1 dose-ranging study of TELINTRA tablets in combination with Revlimid in patients with MDS to assess the potential for development of combination chemotherapy with TELINTRA and Revlimid for the treatment of MDS. We expect to complete the study by the end of 2011.

In addition to MDS, we are studying the use of TELINTRA tablets for the treatment of SCN, a blood disorder typified by very low neutrophil or white blood cell levels. White blood cells are important in defending the body against infections, and therefore, a patient with severely low white blood cell levels is more susceptible to life-threatening infections. We are currently conducting a Phase 1 trial investigating the use of TELINTRA tablets for the treatment of SCN.

TELCYTA

TELCYTA is a small molecule drug product candidate that we are developing for the treatment of cancer. TELCYTA binds to GST, a protein known to play an important role in the development of resistance to commonly used chemotherapeutic drugs. GST P1-1 is a type of GST that is elevated in many cancers and is often further elevated following treatment with standard chemotherapeutic drugs. When TELCYTA binds to GST P1-1, it releases a fragment with a proven mechanism of killing cancer cells as well as other reactive agents. In contrast to the usual situation in which GST P1-1 is involved in the destruction of chemotherapeutic drugs, GST P1-1 activates TELCYTA when TELCYTA reaches its cellular target. In this way, TELCYTA kills cancer cells by inducing cell death through a process called apoptosis.

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

Presently we have an on-going investigator-led study at a single site of TELCYTA in patients with refractory or relapsed mantle cell lymphoma, diffuse large B cell lymphoma, and multiple myeloma. Enrollment for this study is expected to range between 18 to 48 patients based on the number of responses observed. We are currently seeking a partnership with a pharmaceutical or biotechnology company to further advance the development and commercialization of TELCYTA.

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

Collaborative Relationships

We are seeking to enter into collaborative arrangements with third parties for clinical trials, development, manufacturing, regulatory approvals or commercialization of some of our product candidates, particularly outside North America, or in disease areas requiring larger and longer clinical trials.

We have established a number of joint discovery programs with other pharmaceutical, biotechnology and genomics companies. These collaborations exploit our TRAP technology platform and have the potential to identify new product development and commercialization opportunities either independently or pursuant to expanded collaborations.

These collaborations include the following:

Translational Genomics Research Institute

In January 2009, we extended our agreement, initially established in July 2007, with Translational Genomics Research Institute, or TGen, to include additional programs. TGen is focused on the development of therapies for cancer and other complex diseases. Telik and TGen are using TRAP technology for the identification of small molecule compounds against targets chosen by TGen.

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

The above collaborative agreements do not have significant impact on our financial statements.

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

	US patent expirations		Foreign patent expirations
TRAP	2014		N/A
Product candidates
TELCYTA	2013		2014
TELINTRA	2014		2014
TLK60404	2029	*	2029	*
TLK60357	2030	*	2030	*
TLK60596	2031	*	2031	*

*	Including pending and planned applications

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

Manufacturing

Isochem North America LLC (“Isochem”) has in the past manufactured and supplied a limited number of batches of the active ingredient to be used in the production of TELINTRA for use in clinical trials. As such, we have qualified Isochem as a potential source of supply for clinical quantities of this ingredient. In addition, Patheon Inc. (“Patheon”) has in the past performed formulation development and analytical services, and produced for us limited batches of clinical trial material, relating to the tablet formation of TELINTRA. As such, we have qualified Patheon as a potential manufacturer of TELINTRA tablets. However, we currently do not have in effect any manufacturing or supply agreements with either Isochem or Patheon. Although we have not qualified any other sources for the active ingredient in TELINTRA or the manufacture of TELINTRA tablets, we have evaluated, and may consider, potential alternative sources for this material in the future.

We are currently dependent on a single source, AMRI Rensselaer, Inc., or AMRI, previously known as Organichem Corporation, for the active ingredient in TELCYTA. We currently depend upon two sources for the manufacture of TELCYTA drug product.

We intend to continue to use third-party contract manufacturers or corporate collaborators for the production of material for use in preclinical studies, clinical trials, manufacture of future products and commercialization. The manufacture of our product candidates for preclinical studies and clinical trials and commercial purposes is subject to regulations promulgated by the FDA and to other applicable domestic and foreign regulations.

Research and Development

Our goal is to develop small molecule drugs for major disease areas and this goal has been supported by our substantial research and development investments. We spent approximately $11.0 million in 2010 and $12.7 million in 2009 on research and development. We conduct research internally and also through collaborations with third parties, including universities. In 2010, approximately 81% of our research and development was conducted internally and 19% was conducted through collaborations with third parties, including consultants.

Employees

As of February 15, 2011, our workforce consisted of 28 full-time and two part-time employees, nine of whom hold Ph.D. or M.D. degrees, or both, and one of whom hold other advanced degrees. Of our total workforce, 18 are engaged in research and development and 12 are engaged in business development, finance and administration. None of our employees are represented by a collective bargaining agreement, nor have we experienced any significant work stoppages. We believe that our relations with our employees are good.

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

The process of carrying out the development of our own unpartnered product candidates to later stages of development and developing other research programs to the stage that they may be partnered to a pharmaceutical or biotechnology company will require significant additional expenditures, including the expenses associated with preclinical testing, clinical trials and obtaining regulatory approval. We believe that our existing cash and investment securities will be sufficient to support our current operating plan until the third quarter of 2012. However, unanticipated changes in our research and development plans or other changes affecting our operating expenses may affect actual consumption of existing cash resources. In any event, we will require substantial additional financing to fund our operations in the future. We do not know whether additional financing will be available when needed or that, if available, we will be able to obtain financing on terms favorable to our stockholders. In addition, the tight credit markets and concerns regarding the availability of credit, particularly in the United States, may also negatively impact our ability to raise additional capital to fund our business. As of December 31, 2010, our accumulated deficit was $528.3 million, and we expect to incur capital outlays and operating expenditures for the next several years as we continue our clinical, research and development activities. The extent of any actual increase in operating or capital spending will depend in part on the clinical success of our product candidates. If we fail to raise adequate funds on terms acceptable to us, if at all, we will not be able to continue to fund our operations, research programs, preclinical testing, clinical trials and manufacturing efforts.

We have a history of net losses, which we expect to continue for the next several years. We will never be profitable unless we develop, and obtain regulatory approval and market acceptance of, our product candidates.

To date, we have not obtained regulatory approval for the commercial sale of any products, and we have not received any revenue from the commercial sale of products. Due to the significant research and development expenditures required to develop our TRAP technology and identify new product candidates, and the lack of any products to generate revenue, we have not been profitable and have incurred operating losses since we were incorporated in 1988. As of December 31, 2010, we had an accumulated deficit of $528.3 million. We expect to incur losses for the next several years as we continue our research and development activities and incur significant clinical testing and drug supply manufacturing costs. We do not anticipate that we will generate product revenue for at least several years. Our losses, among other things, have caused and will cause our stockholders’ equity and working capital to decrease. We expect that this trend will continue until we develop, and obtain regulatory approval and market acceptance of, our product candidates, if at all. We may never generate product revenue sufficient to become profitable.

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

In 2007, we completed a Phase 1-2a clinical trial of a tablet formulation of TELINTRA in MDS, a form of pre-leukemia, to evaluate safety, pharmacokinetics, pharmacodynamics and efficacy. In May 2008, we initiated a Phase 2 clinical trial of TELINTRA tablets for the treatment of patients with MDS and announced final data at the ASH meeting in December 2010. In April 2009, we initiated a randomized Phase 2 clinical trial in SCN and in November 2009, we initiated a Phase 1 Dose-Ranging Study of TELINTRA tablets in combination with lenalidomide in patients with MDS. Our success depends in part on our ability to continue clinical development of TELINTRA.

TELCYTA has been evaluated in multiple Phase 1, 2 and 3 clinical trials. Our Phase 3 trials did not achieve their primary endpoints and consequently the FDA required that we conduct additional studies of TELCYTA to complete clinical development. In May 2010, we initiated an investigator led study at a single site of TELCYTA in patients with refractory or relapsed mantle cell lymphoma, diffuse large B cell lymphoma, and multiple myeloma.

Our success depends in large part on our ability to continue clinical development of TELINTRA and TELCYTA. If we do not have sufficient capital required to conduct additional studies or if the data on future clinical trials are not positive, we may not be able to continue clinical development on TELINTRA or TELCYTA and our business will suffer.

We rely on third-party clinical investigators to conduct our clinical trials and, as a result, we may face additional delays outside our control. We have in the past engaged contract research organizations, or CROs, to facilitate the administration of our Phase 3 clinical trials of TELCYTA. Dependence on a CRO subjects us to a number of risks. We may not be able to control the amount and timing of resources the CRO may devote to our clinical trials. Should the CRO fail to administer our Phase 3 clinical trials properly and on a timely basis, regulatory approval, development and commercialization of our product candidates will be delayed.

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

Our strategy to develop, manufacture and commercialize our products includes entering into relationships with pharmaceutical companies to advance certain programs and reduce our expenditures with respect to such programs. Our product candidates will target highly competitive therapeutic markets in which we have limited experience and expertise. If we are unable to develop this expertise ourselves, we will need to enter into agreements with one or more biotechnology or pharmaceutical companies to provide us with the necessary resources and experience for the development and commercialization of products in these markets. In particular, we are seeking a partnership with a pharmaceutical or biotechnology company to further advance the development and commercialization of TELINTRA and TELCYTA. There are a limited number of companies with the resources necessary to develop our future products commercially, and we may be unable to attract any of these firms. The current credit and financial market conditions could also impact our ability to find a collaborator for our development programs. A company that has entered into a collaboration agreement with one of our competitors may choose not to enter into a collaboration agreement with us. We may not be able to negotiate a collaboration agreement on acceptable terms or at all. If we are not able to establish collaborative arrangements, we may have to reduce or delay further development of some of our programs and/or increase our expenditures and undertake the development activities at our own expense. If we elect to increase our expenditures to fund our development programs, we will need to obtain additional capital, which may not be available on acceptable terms or at all.

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

On September 19, 2008, we received a letter from the Nasdaq Listing Qualifications Department indicating that, for 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Market under Nasdaq Marketplace Rule 5550(a)(2). The letter also stated that in accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), we were given 180 calendar days to regain compliance with this listing requirement, which may be accomplished if the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days. Subsequently, Nasdaq implemented temporary suspensions of the minimum bid price requirement, allowing us until January 4, 2010 to regain compliance. Effective January 7, 2010, we transferred the listing of our common stock from the Nasdaq Global Market to the Nasdaq Capital Market. In accordance with Listing Rule 5810(c)(3)(A), we were provided an additional 180-day period, or until July 6, 2010, to regain compliance with the minimum bid price requirement. On April 22, 2010, we received notice from Nasdaq that we had regained compliance with the minimum bid price requirement. Since May 20, 2010, the bid price for our common stock had again fluctuated below the levels required by Nasdaq rules for continued listing. On July 21, 2010, we received notice from Nasdaq that the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market and that we had 180 calendar days, or until January 18, 2011, to regain compliance. The notice stated that if, following this 180-day period, Telik met certain listing standards for the Nasdaq Capital Market, with the exception of bid price, Telik might be eligible to receive an additional 180 day grace period. On January 19, 2011, we received a notice from Nasdaq indicating that, while we had not regained compliance with the $1.00 per share requirement, Nasdaq determined that Telik was eligible to receive an additional 180-day period, or until July 18, 2011, to regain compliance. The notice stated that Nasdaq’s determination was based on our currently meeting the continued listing requirements for market value of publicly held shares and all applicable initial listing criteria for the Nasdaq Capital Market, with the exception of bid price, and our stated intention to cure the deficiency during the additional compliance period by effecting a reverse stock split, if necessary. On February 10, 2011, we received a notice from Nasdaq indicating that for the preceding, ten consecutive business days, the closing bid price of our common stock was $1.00 per share or greater and we have regained compliance with the $1.00 per share minimum bid price requirement. We cannot assure you that we will be able to maintain the minimum bid price, or other Nasdaq listing requirements.

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

In addition, we may have difficulty attracting and retaining personnel as a result of having carried out four workforce reductions since 2007, the most recent of which was completed in November 2010. We cannot assure you that future reductions or adjustments of our workforce will not be made or that issues, such as voluntary departures by some employees, associated with such reductions will not recur. These circumstances could significantly impede the achievement of our business objectives.

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

For TELINTRA, we hold compound patents in the United States and internationally that will expire in 2014. For TELCYTA, we hold compound patents in the United States and internationally that will expire in 2013 and 2014. We can generally apply for patent term extensions on the patents for TELINTRA and TELCYTA when and if marketing approvals for these compounds are obtained in the relevant countries. In foreign countries, these extensions are available only if approval is obtained before the patent expires, but in the United States, extensions are available even if approval is obtained after the patent would expire normally through a system of interim extensions until approval.

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

We do not currently operate manufacturing facilities for clinical or commercial production of our product candidates. We expect to continue to rely on third parties for the manufacture of our product candidates and any products that we may develop. We currently lack the resources and capability to manufacture any of our product candidates on a clinical scale or any products that we may develop on a commercial scale. As a result, we will be dependent on corporate partners, licensees or other third parties for the manufacturing of clinical and commercial scale quantities of our product candidates and any products that we may develop. Our product candidates and any products that we may develop may be in competition with other product candidates and products for access to these manufacturing facilities. For this and other reasons, our collaborators or third parties may not be able to manufacture our product candidates and products in a cost effective or timely manner. While we currently possess sufficient inventory of TELINTRA and TELCYTA that are stored in multiple locations and an additional, substantial quantity of the active ingredient in TELCYTA, if these inventories are lost or damaged, the clinical development of our product candidates or their submission for regulatory approval could be delayed, and our ability to deliver any products that we may develop on a timely basis could be impaired or precluded.

Isochem has in the past manufactured and supplied a limited number of batches of the active ingredient to be used in the production of TELINTRA for use in clinical trials. As such, we have qualified Isochem as a potential source of supply for clinical quantities of this ingredient. In addition, Patheon has in the past performed formulation development and analytical services, and produced for us limited batches of clinical trial material, relating to the tablet formation of TELINTRA. As such, we have qualified Patheon as a potential manufacturer of TELINTRA tablets. However, we currently do not have in effect any manufacturing or supply agreements with either Isochem or Patheon. Although we have not qualified any other sources for the active ingredient in TELINTRA or the manufacture of TELINTRA tablets, we have evaluated, and may consider, potential alternative sources for this material in the future.

We are currently dependent on a single source of supply of the active ingredient in TELCYTA, AMRI. We currently depend upon two sources for the drug product manufacture of TELCYTA.

If manufacturing is not performed in a timely manner, if our suppliers fail to perform or if our relationships with our suppliers or manufacturers should terminate, our clinical trials and commercialization of TELINTRA and TELCYTA could be delayed. We may not be able to enter into or maintain any necessary third-party manufacturing arrangements on acceptable terms, if at all. Our current dependence upon others for the manufacture of our product candidates and our anticipated dependence upon others for the manufacture of any products that we may develop may adversely affect our future profit margins and our ability to commercialize any products that we may develop on a timely and competitive basis.

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

Our stock prices and the market prices for securities of biotechnology companies in general have been highly volatile, with recent significant price and volume fluctuations, and may continue to be highly volatile in the future. For example, our stock price dropped by 71% on the day following the announcement in December 2006 that the preliminary top-line results of our first three Phase 3 trials did not meet primary end-points. During the twelve months ended December 31, 2010, our common stock traded between $0.64 and $1.49, and on December 31, 2010, our common stock closed at $0.76. You may not be able to sell your shares quickly or at the market price if we are delisted from Nasdaq Capital Market or if we are unable to transfer listing to another stock market, or if trading in our stock is not active or the volume is low. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock, some of which are beyond our control:

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

We have been, in particular between 2007 and 2008, and may in the future be, the target of securities class actions or shareholder derivative claims. Any such actions or claims could result in substantial damages and may divert management’s time and attention from our business.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

In November 2010, we entered into a 28 month lease agreement for 8,620 square feet of office space at 700 Hansen Way in Palo Alto, California and relocated our corporate offices to this facility. We also lease approximately 92,000 square feet of research and office space located at 3165 Porter Drive in Palo Alto, which we have subleased to a tenant effective November 2010 through May 2014 when our master lease expires. We believe the facility at Hansen Way is sufficient to meet our current needs.

Item 3.	Legal Proceedings.

None

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Our Common Stock

We transferred listing of our common stock from the Nasdaq Global Market to the Nasdaq Capital Market on January 7, 2010 and continues to trade under the symbol “TELK”. The following table sets forth the high and low sales prices for our common stock for each quarterly period within the two most recent fiscal years.

	High	Low
2010
Quarter ended March 31, 2010	$1.09	$0.72
Quarter ended June 30, 2010	$1.49	$0.66
Quarter ended September 30, 2010	$0.82	$0.64
Quarter ended December 31, 2010	$0.95	$0.64

2009
Quarter ended March 31, 2009	$0.56	$0.27
Quarter ended June 30, 2009	$1.40	$0.40
Quarter ended September 30, 2009	$1.25	$0.65
Quarter ended December 31, 2009	$1.02	$0.69

Nasdaq Stock Listing Compliance

On September 19, 2008, we received notification from Nasdaq informing us that the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Market under Nasdaq Marketplace Rule 5550(a)(2). In December 2009, we transferred the listing of our common stock to the Nasdaq Capital Market effective at the opening of the market on January 7, 2010. On April 22, 2010, we received notice from Nasdaq that we had regained compliance with the minimum bid price requirement. Since May 20, 2010, the bid price for our common stock had again fluctuated below the levels required by Nasdaq rules for continued listing. On July 21, 2010, we received notice from Nasdaq that the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market. On February 10, 2011, we received a notice from Nasdaq indicating that we have regained compliance with the minimum bid price requirement. We cannot assure you that we will be able to maintain compliance with the minimum bid price, or any other Nasdaq listing requirement.

As of February 22, 2011, there were 80 stockholders of record of our common stock. We have never paid our stockholders cash dividends, and we do not anticipate paying any cash dividends in the foreseeable future as we intend to retain any earnings for use in our business. Any future determination to pay dividends will be at the discretion of our board of directors.

Performance Graph

The following graph compares our cumulative total stockholder return for the past five years to two indices: the Nasdaq U.S. Index and the Nasdaq Pharmaceutical Stocks Index. This graph assumes the investment of $100 on December 30, 2005 in our common stock, the Nasdaq U.S. Index; and the Nasdaq Pharmaceutical Stocks Index. All values assume reinvestment of the full amount of all dividends and are calculated as of the last stock trading day of each year:

	December 30, 2005	December 29, 2006	December 31, 2007	December 31, 2008	December 31, 2009	December 31, 2010
Telik, Inc.	$100	$26	$20	$2	$5	$4
Nasdaq U.S. Index	100	110	119	57	83	98
Nasdaq Pharmaceutical Stocks Index	100	98	103	96	108	117

Source: Nasdaq.Online. The information under “Performance Graph” is not deemed to be “soliciting material” or “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act of 1934, as amended and is not to be incorporated by reference in any filing of Telik under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this annual report on Form 10-K and irrespective of any general incorporation language in those filings.

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

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share amounts)
Statement of Operations Data:
Operating costs and expenses:
Research and development	11,040	12,723	23,952	43,032	71,522
General and administrative	9,230	10,810	10,560	15,941	16,288
Facility exit costs	5,360	—	—	—	—
Restructuring costs	425	951	196	1,356	—

Total operating costs and expenses	26,055	24,484	34,708	60,329	87,810

Loss from operations	(26,055)	(24,484)	(34,708)	(60,329)	(87,810)
Interest income and other, net	1,333	791	2,945	5,114	8,186

Net loss	$(24,722)	$(23,693)	$(31,763)	$(55,215)	$(79,624)

Basic and diluted net loss per share	$(0.46)	$(0.44)	$(0.60)	$(1.05)	$(1.52)

Shares used to calculate basic and diluted net Loss per share	53,539	53,371	53,177	52,542	52,271

	As of December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents, investments and restricted Investments	$24,064	$40,400	$63,469	$93,233	$141,665
Working capital	20,736	39,221	48,778	69,410	120,845
Total assets	25,029	46,153	75,413	98,528	149,214
Current portion of capital lease obligations and loans	—	3,101	—	—	440
Non-current portion of obligations, loans, and long-term liabilities	2,923	—	8,000	—	—
Accumulated deficit	(528,307)	(503,585)	(479,892)	(448,129)	(392,914)
Total stockholders’ equity	18,369	40,934	62,372	87,319	132,622

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Telik is engaged in the discovery and development of small molecule drugs. Our business strategy is to advance our drug product candidates through Phase 2 clinical studies, and to enter into a partnership with a pharmaceutical or biotechnology company to assist in further development and commercialization, license product candidates outside our therapeutic focus, and identify and develop additional drug product candidates.

We have incurred net losses since inception and expect to incur losses for the next several years as we continue our research and development activities. During the year ended December 31, 2010, loss from operations was $26.1 million and net loss was $24.7 million. Net cash used in operations for the year ended December 31, 2010 was $16.7 million and net cash, cash equivalents, investments and restricted investments at December 31, 2010 were $24.1 million. As of December 31, 2010, we had an accumulated deficit of $528.3 million.

Our expenses have consisted primarily of those incurred for research and development and general and administrative costs associated with our operations. The process of carrying out the development of our product candidates to later stages of development and our research programs may require significant additional research and development expenditures, including for preclinical testing and clinical trials, as well as for manufacturing development efforts and obtaining regulatory approval. We outsource our clinical trials and our manufacturing development activities to third parties to maximize efficiency and minimize our internal overhead. To date, we have funded our operations primarily through the sale of equity securities, interest earned on investments, and non-equity payments from collaborative partners.

We are subject to risks common to biopharmaceutical companies, including risks inherent in our research, development and commercialization efforts, preclinical testing, clinical trials, uncertainty of regulatory and marketing approvals, enforcement of patent and proprietary rights, the need for future capital, potential competition and retention of key employees. In order for a product to be commercialized, it will be necessary for us to conduct preclinical tests and clinical trials, demonstrate efficacy and safety of our product candidates to the satisfaction of regulatory authorities, obtain marketing approval, enter into manufacturing, distribution and marketing arrangements, obtain market acceptance and, in many cases, obtain adequate reimbursement from government and private insurers. We cannot provide assurance that we will generate revenues or achieve and sustain profitability in the future.

In November 2010, we implemented a restructuring plan to further reduce our operating expenses and to streamline our infrastructure to focus on our most advanced preclinical and clinical development programs. As a result of the restructuring plan we reduced our workforce by 11 positions and recorded a charge of approximately $0.4 million for the year ended December 31, 2010, which primarily includes employee severance, payroll taxes and other personnel-related costs. As a result of our restructuring plan, we believe our existing cash resources will be sufficient to satisfy our current operating plan until the third quarter of 2012. Changes in our research and development plans or other changes affecting our operating expenses may affect actual future consumption of existing cash resources as well. In any event, we will require substantial additional financing to fund our operations in the future.

We expect that our quarterly and annual results of operations will fluctuate for the foreseeable future due to several factors, including the timing and extent of our research and development efforts and the outcome of our clinical trial activities. The successful development of our products is uncertain. As such, an accurate prediction of future operating results is difficult or impossible.

Clinical Product Development

TELINTRA, our lead drug product candidate in clinical development, is a small molecule glutathione analog inhibitor of the enzyme glutathione S-transferase P1-1. We are developing TELINTRA for the treatment of blood disorders associated with low blood cell levels, such as neutropenia or anemia. In May 2008, we initiated a Phase 2 clinical trial of TELINTRA tablets for the treatment of patients with MDS and completed enrollment of 86 patients in 2009. Our Phase 2 clinical trial of TELINTRA tablets for the treatment of Chemotherapy Induced Neutropenia, or CIN, that was also initiated in May 2008 was discontinued in 2009 to allow us to focus resources on the development of our MDS study. In June 2010, we announced positive results of our Phase 2 clinical trial of TELINTRA tablets for the treatment of patients with MDS and presented the data at the annual meeting of ASH in December 2010. In the second quarter of 2009, we initiated a Phase 2 randomized study in SCN to determine the effect of TELINTRA tablets on absolute neutrophil count in patients with this disease. The trial for SCN is intended to enroll a total of 20 patients. In the fourth quarter of 2009, we initiated a Phase 1 dose-ranging study of TELINTRA tablets in combination with Lenalidomide in patients with MDS. We expect to complete this 30-patient study by the end of 2011.

TELCYTA, our other product candidate, is a small molecule cancer drug product candidate designed to be activated in cancer cells. TELCYTA has shown clinical antitumor activity alone and in combination with standard chemotherapeutic agents in multiple Phase 2 and Phase 3 clinical trials in refractory or resistant ovarian, non-small cell lung, breast and colorectal cancer. We completed a multicenter, randomized clinical study of 125 patients of TELCYTA in combination with liposomal doxorubicin versus liposomal doxorubicin as second line therapy in platinum refractory or resistant ovarian cancer and announced results at the annual meeting of the American Society of Clinical Oncology, or ASCO, in May 2009. In May 2010, we initiated an investigator-led study at a single site of TELCYTA in patients with refractory or relapsed mantle cell lymphoma, diffuse large B cell lymphoma, and multiple myeloma. Enrollment for this study is expected to range between 18 to 48 patients based on the number of responses observed. We are currently seeking a partnership with a pharmaceutical or biotechnology company to further advance the development and commercialization of TELCYTA.

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

Nasdaq Stock Listing Compliance

On September 19, 2008, we received notification from Nasdaq informing us that the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Market under Nasdaq Marketplace Rule 5550(a)(2). Effective January 7, 2010, we transferred the listing of our common stock from the Nasdaq Global Market to the Nasdaq Capital Market. On April 22, 2010, we received notification from Nasdaq that we had regained compliance with the minimum bid price requirement. Since May 20, 2010, the bid price for our common stock had again fluctuated below the levels required by Nasdaq rules for continued listing. On July 21, 2010, we received notice from Nasdaq that the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market. On February 10, 2011, we received a notice from Nasdaq indicating that we had regained compliance with the minimum bid price requirement.

UBS Purchase Rights and Loan

On November 10, 2008, we entered into a Rights Agreement with UBS AG and with its affiliates, or UBS, whereby we received rights, or the Right, to sell all our auction rate securities, or ARS, held in our UBS account at par value to UBS at any time during a two-year period beginning on June 30, 2010 and ending on July 2, 2012. UBS was also granted the right to purchase or sell our ARS at any time after acceptance of the Rights Agreement until July 2, 2012, so long as we received par value for the ARS.

In connection with our acceptance of the offer to enter into the agreement, UBS made available to us “no net cost” loans for up to 75% of the market value of our ARS, where interest payable on the loan did not exceed interest earned on our ARS. The loan was secured by our ARS. On December 31, 2008, we borrowed $8 million from UBS in accordance with such a secured, “no net cost” demand facility. On June 10, 2009 and February 12, 2010, UBS elected to repurchase a portion of our ARS under the Rights Agreement at par value of $4.9 million and $4.0 million, respectively. Proceeds from sales of our ARS were applied to the repayments of the credit line, which was paid in full in February 2010. For the year ended December 31, 2010, interest paid on the loan was approximately $6,000 which was offset entirely by interest earned on the pledged securities.

On July 1, 2010, we exercised the Right to sell all our remaining ARS to UBS under the Rights Agreement at par value of $9.8 million. Proceeds from the sale have been re-invested in US government agency securities and we no longer have any ARS investments in our portfolio. To date, we have not incurred any losses on our ARS investments, total par value of $18.7 million, as a result of the Rights Agreement with UBS.

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

In the past, we used Level 3 assumptions to estimate our ARS investments. Since late 2007 the auctions for our ARS continued to fail and as a result these investments were not trading and therefore did not have a readily determinable market value. Accordingly, the estimated fair value of the ARS no longer approximated par value. Our ARS were held by UBS, one of our investment providers. On November 10, 2008, we accepted an offer, the “Right”, from UBS entitling us to sell our ARS originally purchased from UBS at par value at anytime during a two-year period from June 30, 2010 through July 2, 2012. We valued this put option using a discounted cash flow model based on Level 3 assumptions. The assumptions used in valuing the ARS and the put option included estimates of, based on data as of the reporting period then ended, interest rates, timing and amount of cash flows, credit and liquidity premiums, expected holding periods of the ARS, loan rates per the UBS Rights offering and bearer risk associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010. These assumptions were volatile and subject to change, and therefore could result in significant changes to the fair value of ARS. In July 2010, we exercised the Right from UBS to sell all our remaining ARS to UBS and we no longer held any ARS in our investment accounts. See Notes 2 and 4 in the Notes to Financial Statements for additional information.

Stock-based Compensation Expense

We used the fair value method under ASC 718, “Compensation—Stock Compensation” to account for share-based payment awards following the modified prospective method of adoption which provided for certain changes to the method for valuing stock-based compensation. Under ASC 718, employee stock-based compensation is estimated at the date of grant based on the employee stock award’s fair value using the Black-Scholes option-pricing model and is recognized as expense ratably over the requisite service period in a manner similar to other forms of compensation paid to employees. The Black-Scholes option-pricing model requires the use of certain subjective assumptions. The most significant of these assumptions are our estimates of the expected volatility of the market price of our stock and the expected term of the award. From January 1, 2008 to June 30, 2008, a blended rate of 50% historical volatility and 50% implied volatility was used to determine our expected stock-price volatility since we had sufficient market activity existed with respect to our traded options during such period. For the period from July 1, 2008 to December 31, 2009, the expected volatility was based solely on historical volatility as there was insufficient traded option activity resulting from our declining stock price. We did not use any expected volatility assumptions for 2010 as there were no options granted during the year. The expected term of options granted is based on the simplified method in accordance with the SEC Staff Accounting Bulletin, or SAB, Topic 14.D.2, as our historical share option exercise experience does not provide a reasonable basis for estimation. SAB Topic 14.D.2 was effective on January 1, 2008 and provided guidance to issuers on the method allowed in developing estimates of expected term of “plain vanilla” share options in accordance with ASC 718. SAB Topic 14.D.2 allows companies to continue to use the simplified method, under certain circumstances, beyond December 31, 2007. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We evaluate our forfeiture rate to reflect actual historical and expected cancellations of unvested options periodically. Our forfeiture rate for 2010, 2009 and 2008 was at 15.7%. See also Note 9, “Stockholders’ Equity,” in the Notes to Financial Statements for further information.

If factors change and we develop different assumptions in the application of ASC 718 in future periods, the compensation expense that we will then record may differ significantly from what we have recorded in the current period.

Exit and Disposal Activities

We record costs and liabilities associated with exit and disposal activities, as defined in ASC 420, “Exit or Disposal Cost Obligations”, at fair value in the period the liability is incurred. ASC 420 requires that the estimated future cash flows to be used in the fair value calculation be discounted using a credit-adjusted risk-free interest rate and that such interest rate shall have a maturity date that approximates the expected timing of future cash flows. Future cash flows related to lease obligations shall include the effect of sublease rental income and other lease operating expenses. In addition, accretion of the liability due to the passage of time is recorded as a general and administrative expense. See Note 6 “Facility Exit Costs” in the Notes to Financial Statements for further information.

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

Use of Estimates

In preparing our financial statements to conform with generally accepted accounting principles, we make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results may differ from these estimates.

Results of Operations

Revenues

We had no collaborative research agreements in 2010, 2009 and 2008 and currently do not expect to record any revenue in the next twelve months. Future non-product revenues, if any, will depend upon the extent to which we enter into new collaborative research agreements and the amounts of payments relating to such agreements.

Research and Development Expenses

Research and development expenses for the years ended December 31, 2010, 2009 and 2008 were $11.0 million, $12.7 million and $24.0 million. Our research and development activities consist primarily of drug development, clinical supply manufacturing, clinical activities, discovery research, screening and identification of product candidates and preclinical studies. We group these activities into two major categories: “research and preclinical” and “clinical development.”

The costs associated with research and preclinical and clinical development activities approximate the following:

	Years Ended December 31,			Annual Percent Change
	2010	2009	2008	2010/2009	2009/2008
	(in thousands, except percentages)
Research and preclinical	$3,000	$4,303	$14,012	(30)%	(69)%
Clinical development	8,040	8,420	9,940	(5)%	(15)%

Total research and development	$11,040	$12,723	$23,952	(13)%	(47)%

Total research and development expenses for the year ended December 31, 2010 decreased by 13%, or $1.7 million, compared to the same period in 2009 primarily due to the following:

—	decreased costs of approximately $1.6 million in connection with headcount reduction as a result of our restructuring in 2009 and reduced research activities;

—	decreased expenses of approximately $977,000 for TLK58747-Cytotoxic Small Molecule pre-clinical development program due to the reprioritization of our focus on other compounds;

—	decreased clinical trial expenses of approximately $765,000 related to the completion our Phase 2 TELINTRA tablets for MDS and the discontinuation of our Phase 2 TELINTRA tablets for CIN;

—	offset by a $531,000 increase in clinical development expenses for our ongoing Phase 1 dose-ranging study of TELINTRA tablets in combination with Lenalidomide in patients with MDS, Phase 2 TELINTRA tablets randomized study in SCN and TELCYTA in patients with Refractory or Relapsed Mantle Cell lymphoma, Diffuse Large B Cell Lymphoma, and Multiple Myeloma clinical studies;

—	increased stock-based compensation expense of approximately $432,000 primarily due to more stock options vested in 2010; and

—	in addition, the year ended December 31, 2009 included approximately $604,000 reduction in accrued clinical trials expenses as a result of final close-out of clinical sites for completed clinical studies while there were no such adjustments in 2010.

Stock-based compensation expense included in research and development expenses for the years ended December 31, 2010 and 2009 were $851,000 and $420,000.

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

We expect total research and development expenditures to continue to decrease in the next twelve months as we focus our resources mainly on advancing the clinical development of TELINTRA in MDS.

The following table summarizes our principal drug product candidate development initiatives:

	Related R&D Expenses Years Ended December 31,
Product	2010	2009	2008
	(in thousands)
TELINTRA	$7,600	$6,832	$6,019
TELCYTA	2,107	923	4,494
TLK58747	128	3,269	—
TLK60404	495	742	—
Other (1)	710	957	13,439

Total research and development expenses	$11,040	$12,723	$23,952

(1)	“Other” constitutes research and development activities performed by our Chemistry, Biology, Preclinical and Quality Assurance departments as these costs cannot be allocated to any individual project.

The largest component of our total operating expenses is our on-going investment in our research and development activities and, in particular, the clinical development of our product candidate pipeline. The process of conducting the clinical research necessary to obtain FDA approval is costly and time consuming. Current FDA requirements for a new human drug to be marketed in the United States include:

•	the successful conclusion of preclinical laboratory and animal tests, if appropriate, to gain preliminary information on the product’s safety;

•	filing with the FDA of an IND, to conduct initial human clinical trials for drug candidates;

•	the successful completion of adequate and well-controlled human clinical trials to establish the safety and efficacy of the product candidate; and

•	filing by the company and acceptance and approval by the FDA of a NDA for a product candidate to allow commercial distribution of the drug.

In view of the factors mentioned above, we consider the active management and development of our clinical pipeline to be crucial to our long-term success. The actual probability of success for each product candidate and clinical program may be impacted by a variety of factors, including, among others, the quality of the candidate, the validity of the target and disease indication, early clinical data, investment in the program, competition, manufacturing capability and commercial viability. Due to these and other factors, it is difficult to give accurate guidance on the anticipated proportion of our research and development investments or the future cash inflows from these programs.

General and Administrative Expenses

	Years Ended December 31,			Annual Percent Change
	2010	2009	2008	2010/2009	2009/2008
	(in thousands, except percentages)
General and administrative	$9,230	$10,810	$10,560	(15)%	2%

The decrease in general and administrative expenses of 15%, or $1.6 million, in 2010, compared to the same period in 2009, was primarily due a decrease of $618,000 in headcount and corporate administrative expenses, decreased stock-based compensation expense of approximately $571,000 as a result of higher fair value stock options fully vested in 2009 and a decrease of $393,000 in legal and professional service expenses. Stock-based compensation expense included in general and administrative expenses for the years ended December 31, 2010 and 2009 were $1.2 million and $1.8 million.

The increase in general and administrative expenses of 2%, or $250,000, in 2009, compared to the same period in 2008, was primarily due to increased legal and professional service expenses of approximately $336,000 related to corporate matters and business development activities and increased allocation of facility related expenses of approximately $1.0 million. The increase was partially offset by lower stock-based compensation expense of approximately $786,000 as a result of lower fair values of options vested and a decrease of approximately $343,000 in expenses related primarily to lower insurance expenses. Stock-based compensation expense included in general and administrative expenses for the years ended December 31, 2009 and 2008 were $1.8 million and $2.6 million.

We expect future general and administrative expenses to be lower than the 2010 spending level as we undertake efforts to control expenses.

Facility Exit Costs

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Facility exit costs	$5,360	$—	$—

In November 2010, we ceased the use of our facility at 3165 Porter Drive in Palo Alto, California and subleased the facility to a tenant for the remaining contractual term of our master lease, which is through May 2014. We recorded a facility exit charge of $5.4 million to the statement of operations, which included $4.7 million of estimated present value of future lease-related payments through May 2014, less estimated sublease income, and an impairment charge of $1.0 million in leasehold improvements for this facility as the facility would not have any future benefits to us and their estimated fair values were determined to be zero, offset by a reduction of $335,000 in the balance of deferred rent as of November 30, 2010.

Restructuring Costs

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Restructuring costs	$425	$951	$196

We have implemented workforce reductions over the past several years to reduce our operating expenses and to streamline our infrastructure based on our current preclinical and clinical trial projects. In November 2010, we recorded a restructuring charge of approximately $425,000 for severance costs, health benefits and other personnel related charges relating to a workforce reduction of eleven positions. In February 2009, we implemented a restructuring plan and reduced our workforce by 37 positions and recorded a charge of approximately $951,000. In September 2008, we recorded a restructuring charge of approximately $196,000 for severance costs and health benefits charges relating to a workforce reduction of seven positions.

Interest Income and Interest Expense

	Years Ended December 31,			Annual Percent Change
	2010	2009	2008	2010/2009	2009/2008
	(in thousands, except percentages)
Interest and other income (expense), net	$1,339	$876	$2,945	53%	(70)%
Interest expense	$6	$85	$—	(93)%	n/a

Interest and other income (expense), net were $1.3 million, $876,000 and $2.9 million for the years ended December 31, 2010, 2009 and 2008. The increase of approximately $463,000 in 2010 compared to the same period in 2009 was due primarily to a $1.2 million Qualifying Therapeutic Discovery Project grant received from the Internal Revenue Service Department of Treasury and was partially offset by a decrease of $344,000 in investment income resulting from lower investment cash balances and a net decrease of $374,000 due to a loss of $31,000 on the disposal of computer and laboratory equipment in 2010 compared to a gain of $343,000 recorded in 2009.

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

Interest expenses for the periods reported were solely for interest payments on our UBS loan. The decrease of approximately $79,000 for the year ended December 31, 2010 compared to the same period in 2009 was due to the full payment of our UBS loan balance in February 2010. We had no interest expenses for the year ended December 31, 2008.

Liquidity and Capital Resources

	2010	2009	2008
	(In millions, except ratios)
December 31:
Cash, cash equivalents, investments and restricted cash	$24.1	$40.4	$63.5
Working capital	$20.7	$39.2	$48.8
Current ratio	6.6 : 1	9.1 : 1	11.3 : 1

Year ended December 31:
Cash provided by (used in):
Operating activities	$(16.7)	$(24.1)	$(30.3)
Investing activities	$15.3	$(14.2)	$30.7
Financing activities	$(3.0)	$—	$9.0
Capital expenditures (included in investing activities above)	$—	$—	$(0.1)

Sources and Uses of Cash. Due to the significant research and development expenditures and the lack of any approved products to generate revenue, we have not been profitable and have generated operating losses since we incorporated in 1988. As such, we have funded our research and development operations through sales of equity, collaborative arrangements with corporate partners, interest earned on investments and equipment lease financings. At December 31, 2010 we had available cash, cash equivalents, investments and restricted investments of $24.1 million. Our cash and investment balances are held in a variety of interest-bearing instruments including obligations of U.S. government agencies and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk.

Cash Flows from Operating Activities. Cash used in operations for 2010 was $16.7 million compared to $24.1 million for the same period in 2009 and $30.3 in 2008. Net loss of $24.7 million in 2010 included non-cash charges of $5.4 million of facility exit costs associated with the relocation of our principal executive offices, $2.1 million for stock based compensation and $343,000 for depreciation and amortization. The increase in accounts payable balance was offset by reductions in accrued expenses and did not have a significant impact on cash used in operations for 2010. Cash used in 2009 resulted from a net loss of $23.7 million which included non-cash charges of $2.2 million for stock-based compensation, $556,000 for depreciation and amortization and $1.3 million for the reduction in value of the put option associated with the UBS ARS Right and were partially offset by a $1.4 million increase in the fair value of marketable securities and a $342,000 gain on the disposal of property and equipment. Cash used in operations was further impacted by a $1.4 million decrease in accounts payable and a $1.3 million reduction in accrued clinical trials related primarily to final study payments as a result of the completion of our Phase 3 clinical trials. Cash used in 2008 resulted from a net loss of $31.8 million which included non-cash charges of $6.3 million for stock-based compensation, $1.0 for depreciation and amortization, $8.0 million for the write-down of marketable securities and were partially offset by a gain of $8.6 million recorded upon initial recognition of a put option associated with the ARS rights with UBS. Cash used in operations was further impacted by a $5.0 million reduction in accrued clinical trials related primarily to the completion of our ASSIST 1, 2, 3 and 5 clinical trials and a $1.0 million reduction in accrued legal and related expenses primarily for amounts paid in connection with the class action lawsuit, partially offset by a decrease of $563,000 in interest receivables as a result of lower interest rates and investment balances and a $825,000 increase in accounts payable.

Cash Flows from Investing Activities. Cash provided by investing activities for 2010 was $15.3 million compared to cash used in investing activities of $14.2 million for 2009 and cash provided by investing activities in 2008 of $30.7 million. Cash provided in 2010 was primarily from $35.7 million in investment maturities and $14.0 million in investment sales which included $13.8 million in sales of our ARS to UBS and was partially offset by the purchase of available-for-sale investments of $34.4 million. Cash used in 2009 was primarily for the purchase of available-for-sale investments of $42.1 million and was partially offset by $225,000 in investment sales, $27 million in investment maturities and $659,000 in proceeds from the sale of property. Cash provided for 2008 was primarily from $28.0 million in maturities of investments and $16.5 million from sales of investments offset by $13.7 million in purchases of available-for-sale investments.

Cash Flows from Financing Activities. Cash used in financing activities for 2010 was approximately $3.0 million compared to $47,000 provided by financing activities in 2009 and $8.6 million in 2008. Cash used in financing activities for 2010 was primarily due to $3.1 million payment of our remaining UBS loan balance on February 16, 2010, offset by $64,000 in proceeds from stock purchases under our employee stock purchase plan. Financing activities for 2009 comprised of $47,000 in proceeds from stock purchases under our employee stock purchase plan. Financing activities in 2008 comprised of $8.0 million in loan proceeds from UBS and $550,000 in proceeds from stock option exercises and stock purchases under our employee stock purchase plan.

Working Capital. Working capital decreased to $20.7 million at December 31, 2010 from $39.2 million at December 31, 2009. The decrease in working capital was primarily due to our use of cash for our clinical studies, pre-clinical programs and operating expenses.

As a result of our relocation to a smaller facility and restructuring plan implemented in November 2010, we believe our existing cash resources will be sufficient to satisfy our current operating plan until the third quarter of 2012. Changes in our research and development plans or other changes affecting our operating expenses may affect actual future consumption of existing cash resources as well. In any event, we will require substantial additional financing to fund our operations in the future. We may seek to raise any necessary additional funds through equity or debt financings, collaborative arrangements with corporate partners or other sources. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience dilution. Debt financing may subject us to restrictive covenants that may adversely affect our operations. To the extent that we raise additional capital through licensing arrangements or arrangements with collaborative partners, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize ourselves. Our future capital uses and requirements depend on numerous factors, including the following:

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

Our future contractual obligations at December 31, 2010 are as follows:

	Total	2011	2012-2013	2014-2015	After 2015
	(In thousands)
Operating leases	$5,413	$1,866	$3,086	$461	$—

In November 2010, we entered into arrangements to sublease our facility located at 3165 Porter Drive in Palo Alto, California, which consists of approximately 92,000 square feet of research and office space. The sublease term commenced in November 2010 and will expire on May 31, 2014, the date on which the current term of our Master Lease expires. However, if the Master Lease is terminated for any reason prior to this date, the sublease will terminate concurrently.

On November 22, 2010, Telik entered into an arrangement to sublease a facility at 700 Hansen Way, Palo Alto, California in which to relocate our principal executive offices. The term of the Hansen Sublease commenced on November 29, 2010 and expires on March 31, 2013, the date on which the current term of the Hansen Master Lease expires. However, if the Hansen Master Lease is terminated for any reason prior to this date, the Hansen Sublease will terminate concurrently.

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

Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio. To minimize the exposure due to adverse shifts in interest rates we maintain investments of shorter maturities. Our marketable securities portfolio is primarily invested in U.S. treasury and U.S. government agency securities with an average maturity of under one year and a minimum investment grade rating of A or A-1 or better to minimize credit risk. Although changes in interest rates may affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments were sold prior to maturity. Through our money managers, we maintain risk management control systems to monitor interest rate risk. The risk management control systems use analytical techniques, including sensitivity analysis. We have operated primarily in the United States and all funding activities with our collaborators to date have been made in U.S. dollars. Accordingly, we do not have any exposure to foreign currency rate fluctuations.

The table below presents the principal amounts and weighted-average interest rates by year of stated maturity for our investment portfolio:

	2011	2012 and Beyond	Total	Fair Value at December 31, 2010
	(In thousands, except percentages)
Available-for-sale securities	$20,735	—	$20,735	$20,734
Average interest rate	0.24%	0.00%	0.24%

Item 8.	Financial Statements and Supplementary Data.

All information required by this item is included in Item 15 of Part IV of this Annual Report and is incorporated into this item by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.	Controls and Procedures.

(I) Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Based on their evaluation as of December 31, 2010, our Chief Executive Officer and Vice President, Controller have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(II) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management, including our Chief Executive Officer and Vice President, Controller, does not expect that our procedures or our internal controls will prevent or detect all error and all fraud. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of our controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Vice President, Controller, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2010, our internal control over financial reporting was effective based on these criteria.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information regarding directors and executive officers is incorporated by reference to the information set forth under the caption “Information Regarding the Board of Directors and Corporate Governance” in our Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934 for the Annual Meeting of Stockholders to be filed with the Commission on or before April 30, 2011.

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

Information regarding executive compensation is incorporated by reference to the information set forth under the captions “Executive Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission on or before April 30, 2011.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission by on or before April 30, 2011.

Equity Compensation Plan Information

The following table provides certain information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2010.

Equity Compensation Plan Information

Plan Category	(A) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(B) Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A) (1))
Equity compensation plans approved by security holders	11,628,030	$7.28	673,460	(2)
Equity compensation plans not approved by security holders	—	N/A	—

Total	11,628,030	$7.28	673,460	(2)

(1)	Each year on January 1, since January 1, 2001 and continuing through January 1, 2010, the aggregate number of shares of common stock that may be issued pursuant to stock awards under the 2000 Equity Incentive Plan is automatically increased by the lesser of 1,500,000 shares or 5% of the total number of shares of common stock outstanding on that date or such lesser amount as may be determined by our board of directors. In addition, the 2000 Employee Stock Purchase Plan provides for the automatic increase on that date in the number of shares equal to the lesser of 150,000 shares or 1% of the outstanding shares on that date or such lesser amount as may be determined by the Board. The 2000 Equity Incentive Plan terminated in March 2010 and there were no shares available for new stock awards issuance under this plan as of December 31, 2010.
(2)	Includes 673,460 shares issuable under the 2000 Employee Stock Purchase Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption “Transactions with Related Persons” in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission on or before April 30, 2011.

Item 14.	Principal Accounting Fees and Services.

Information regarding principal accountant fees and services is incorporated by reference to the information set forth under the caption “Proposal 2 – Ratification of Selection of Independent Auditors” in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission by on or before April 30, 2011.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report:

1.	Financial Statements. Our financial statements and the Report of Independent Registered Public Accounting Firm, are included in Part IV of this Report on the pages indicated:

2.	Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

3.	Exhibits:

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation. (2)

3.2	Amended and Restated Bylaws. (13)

4.1	Specimen Common Stock Certificate. (1)

4.2	Rights Agreement dated November 2, 2001, by and between Telik and Wells Fargo Bank Minnesota, N.A., replaced by EquiServe Trust Company, N.A. as Rights Agent. (5)

4.3	Registrant’s Certificate of Designation of Series A Junior Participating Preferred Stock. (5)

4.4

Agreement, by and among Telik, Eastbourne Capital Management, L.L.C., Black Bear Offshore Master Fund, L.P., Black Bear Fund I, L.P., Black Bear Fund II, L.L.C., and Richard J. Barry, dated May 18, 2006. (9)

4.5	Amendment to Rights Agreement between Telik and Computershare Shareholder Services, Inc. and Computershare Trust Company, N.A., dated May 18, 2006. (11)

4.6	Second Amendment to Rights Agreement between Telik and Computershare Shareholder Services, Inc. and Computershare Trust Company, N.A., dated December 11, 2006. (10)

4.7	Amended and Restated Standstill Agreement between Telik and Eastbourne Capital Management, L.L.C. and certain related persons and entities, dated December 11, 2006. (10)

10.1	Form of Indemnity Agreement. (1) (3)

10.2	2000 Equity Incentive Plan and related documents. (3) (4)

10.3	2000 Employee Stock Purchase Plan and Offering. (3) (4)

10.4	2000 Non-Employee Directors’ Stock Option Plan and Agreement. (3) (14)

10.5	1996 Stock Option Plan and forms of grant thereunder. (3) (4)

10.6	1988 Stock Option Plan and forms of grant thereunder. (3) (4)

10.7	Form of Non-Plan Stock Option Agreement. (3) (4)

10.8	Telik, Inc. Executive Officer Bonus Plan. (3) (12)

Exhibit Number		Description

10.9		Amended and Restated Employment Agreement between Michael M. Wick, M.D., Ph.D. and Telik, dated December 17, 2008, as amended. (3) (15)

10.10		Lease between Telik and The Board of Trustees of the Leland Stanford Junior University, dated July 25, 2002. (6)

10.11	*	Manufacturing Supply Agreement dated July 1, 2004, by and between Telik and Organichem Corporation. (7)

10.12		Telik, Inc. Change of Control Severance Benefit Plan, dated February 21, 2003, amended December 17, 2008. (3) (15)

10.13		Bonuses for Fiscal Year 2009 for Named Executive Officers. (3) (12)

10.14		Transition and Release Agreement between Telik, Inc. and Dr. Stefan Ryser, Ph.D., dated as of June 12, 2009. (3)(16)

14.1		Telik, Inc. Code of Conduct. (8)

23.1		Consent of Independent Registered Public Accounting Firm.

24.1		Power of Attorney (included on the signature pages hereto)

31.1		Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2		Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1		Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	Confidential treatment has been granted for portions of this document. The information omitted pursuant to such confidential treatment order has been filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to exhibits to our Registration Statement on Form S-1, filed on April 3, 2000, as amended (File No. 333-33868).

(2)	Incorporated by reference to exhibits to our Annual Report on Form 10-K for the year ended December 31, 2001, as filed on March 27, 2002.

(3)	Management contract or compensatory arrangement.

(4)	Incorporated by reference to exhibits to our Registration Statement on Form S-8, as filed on August 30, 2000 (File No. 333-44826).

(5)	Incorporated by reference to exhibits to our Current Report on Form 8-K dated November 2, 2001, as filed on November 5, 2001.

(6)	Incorporated by reference to exhibits to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, as filed on November 13, 2002.

(7)	Incorporated by reference to exhibits to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, as filed on November 8, 2004.

(8)	Incorporated by reference to exhibits to our Annual Report on Form 10-K for the year ended December 31, 2003, as filed on March 5, 2004.

(9)	Incorporated by reference to exhibits to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, as filed on August 3, 2006.

(10)	Incorporated by reference to exhibits to our Current Report on Form 8-K dated December 11, 2006, as filed on December 12, 2006.

(11)	Incorporated by reference to Exhibit A to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, as filed on August 3, 2006.

(12)	Incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the year ended December 31, 2006, as filed on February 28, 2007.

(13)	Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K dated December 11, 2007, as filed on December 14, 2007.

(14)	Incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 2007, as filed on March 3, 2008.

(15)	Incorporated by reference to exhibits to our Current Report on Form 8-K dated December 17, 2008, as filed on December 23, 2008.

(16)	Incorporated by reference to Exhibit 10.20 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, as filed on August 6, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELIK, INC.

/S/ WENDY WEE
Wendy Wee Vice President, Controller (Principal Financial and Accounting Officer)

Dated: March 1, 2011

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael M. Wick, M.D., Ph.D. and Wendy Wee, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ MICHAEL M. WICK Michael M. Wick, M.D., Ph.D.	Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2011

/S/ WENDY WEE Wendy Wee	Vice President, Controller (Principal Financial and Accounting Officer)	March 1, 2011

/S/ EDWARD W. CANTRALL Edward W. Cantrall, Ph.D.	Director	March 1, 2011

/S/ STEVEN R. GOLDRING Steven R. Goldring, M.D.	Director	March 1, 2011

/S/ RICHARD B. NEWMAN Richard B. Newman	Director	March 1, 2011

/S/ HERWIG VON MORZE Herwig von Morze, Ph.D.	Director	March 1, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Telik, Inc.

We have audited the accompanying balance sheets of Telik, Inc. as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Telik, Inc. at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with the U.S. generally accepted accounting principles.

/S/    ERNST & YOUNG LLP

Palo Alto, California

March 1, 2011

TELIK, INC.

BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$7,768	$12,251
Short-term investments	15,847	27,475
Interest and other receivables	214	216
Prepaids and other current assets	643	4,122

Total current assets	24,472	44,064
Property and equipment, net	11	1,415
Restricted investments	449	674
Other assets	97	—

Total assets	$25,029	$46,153

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$932	$190
Accrued clinical trial costs	226	505
Accrued compensation	661	528
Accrued liabilities	478	519
Notes payable	—	3,101
Current portion of facility exit costs	1,439	—

Total current liabilities	3,736	4,843
Noncurrent portion of facility exit costs	2,923	—
Long-term deferred rent	1	376

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value: 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value: 100,000,000 shares authorized; shares issued and outstanding 53,613,572 in 2010 and 53,430,083 in 2009	536	534
Additional paid-in capital	546,141	543,987
Accumulated other comprehensive loss	(1)	(2)
Accumulated deficit	(528,307)	(503,585)

Total stockholders’ equity	18,369	40,934

Total liabilities and stockholders’ equity	$25,029	$46,153

See accompanying Notes to Financial Statements.

TELIK, INC.

STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,
	2010	2009	2008
Operating costs and expenses:
Research and development	$11,040	$12,723	$23,952
General and administrative	9,230	10,810	10,560
Facility exit costs	5,360	—	—
Restructuring costs	425	951	196

Total operating costs and expenses	26,055	24,484	34,708

Loss from operations	(26,055)	(24,484)	(34,708)
Interest and other income, net	1,339	876	2,945
Interest expense	(6)	(85)	—

Net loss	$(24,722)	$(23,693)	$(31,763)

Basic and diluted net loss per share	$(0.46)	$(0.44)	$(0.60)

Shares used to calculate basic and diluted net loss per share	53,539	53,371	53,177

See accompanying Notes to Financial Statements.

TELIK, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2007	52,929	529	534,881	38	(448,129)	87,319
Comprehensive loss:
Net loss	—	—	—	—	(31,763)	(31,763)
Change in unrealized gains (losses) on available-for-sale investments	—	—	—	(17)	—	(17)

Comprehensive loss						(31,780)
Share-based compensation expense	—	—	6,283	—	—	6,283
Common stock issued under stock option and purchase plans	361	4	546	—	—	550

Balances at December 31, 2008	53,290	533	541,710	21	(479,892)	62,372
Comprehensive loss:
Net loss	—	—	—	—	(23,693)	(23,693)
Change in unrealized gains (losses) on available-for-sale investments	—	—	—	(23)	—	(23)

Comprehensive loss						(23,716)
Share-based compensation expense	—	—	2,231	—	—	2,231
Common stock issued under stock option and purchase plans	140	1	46	—	—	47

Balance at December 31, 2009	53,430	534	543,987	(2)	(503,585)	40,934
Comprehensive loss:
Net loss	—	—	—	—	(24,722)	(24,722)
Change in unrealized gains (losses) on available-for-sale investments	—	—	—	1	—	1

Comprehensive loss						(24,721)
Share-based compensation expense	—	—	2,092	—	—	2,092
Common stock issued under stock option and purchase plans	184	2	62	—	—	64

Balance at December 31, 2010	53,614	$536	$546,141	$(1)	$(528,307)	$18,369

See accompanying Notes to Financial Statements.

TELIK, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net loss	$(24,722)	$(23,693)	$(31,763)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	343	556	1,021
(Gain) loss on the disposal of property and equipment	31	(342)	—
Share-based compensation expense	2,092	2,231	6,283
Facility exit costs	5,360	—	—
Change in value of marketable securities	111	(1,350)	7,957
Change in fair value of rights to sell ARS to UBS	(111)	1,309	(8,649)
Changes in assets and liabilities:
Other receivables	2	(178)	563
Prepaid expenses and other current assets	59	267	468
Other assets	(97)	—	—
Accounts payable	742	(1,391)	825
Accrued liabilities	(227)	(1,532)	(6,993)
Accrued facility exit costs	(308)	—	—

Net cash used in operating activities	(16,725)	(24,123)	(30,288)

Cash flows from investing activities:
Purchases of investments	(34,411)	(42,119)	(13,745)
Sales of investments	14,024	225	16,451
Maturities of investments	35,660	27,000	28,000
Purchases of property and equipment	—	—	(52)
Proceeds from sale of property and equipment	5	659	—

Net cash provided by (used in) investing activities	15,278	(14,235)	30,654

Cash flows from financing activities:
(Payments on) proceeds from loan provided by UBS relating to ARS	(3,100)	—	8,000
Net proceeds from issuance of common stock	64	47	550

Net cash provided by (used in) financing activities	(3,036)	47	8,550

Net change in cash and cash equivalents	(4,483)	(38,311)	8,916
Cash and cash equivalents at beginning of period	12,251	50,562	41,646

Cash and cash equivalents at end of period	$7,768	$12,251	$50,562

Supplemental information:
Interest paid	$6	$85	$—
Proceeds from sale of ARS directly applied to UBS loan relating to ARS	—	$4,900	—
Repayment of UBS loan relating to ARS using proceeds from sale of ARS	—	$(4,900)	—

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

We expect continuing losses over the next several years. We plan to obtain capital through public or private equity or debt financing, capital lease financing and collaborative arrangements with corporate partners. We may have to seek other sources of capital or re-evaluate our operating plans if we are unable to consummate some or all of the capital financing arrangements noted above. At December 31, 2010 we had available cash, cash equivalents, investments and restricted investments of $24.1 million. Our cash and investment balances are held in a variety of interest-bearing instruments including obligations of U.S. government agencies and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. We believe our existing cash resources will be sufficient to satisfy our current operating plan until the third quarter of 2012. Changes in our research and development plans or other changes effecting our operating expenses may affect actual future consumption of our existing cash resources as well.

Use of Estimates

In preparing our financial statements to conform with U.S. generally accepted accounting principles, we make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results may differ from these estimates.

Cash and Cash Equivalents, Short-Term and Long-Term Investments

We currently invest our excess cash in money market funds, cash deposits, U.S. treasury and U.S. government agency securities. Prior to July 2010, we held taxable municipal notes, some of which had an auction reset feature (auction rate securities, or ARS), and corporate notes. All investments with stated maturities of three months or less from date of purchase are classified as cash equivalents. Debt securities with original maturities greater than three months and remaining maturities less than one year are classified as short-term investments. Debt securities with remaining maturities greater than one year and which we intend to hold until maturity are classified as long-term investments. We classify all cash equivalents and non-ARS investments as available-for-sale. Available-for-sale securities are carried at estimated fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss).

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

Marketable security investments are evaluated periodically for impairment. We take into account general market conditions, changes in economic environment as well as specific investment attributes, such as credit downgrade or illiquidity for each investment, the expected cash flows from the security, our intent to sell the security and whether or not we will be required to sell the security before the recovery of its amortized cost, to estimate the fair value of our investments and to determine whether impairment is other than temporary. If it is determined that a decline in fair value of any investment is other than temporary, then the unrealized loss related to credit risk would be included in interest and other income (expense), net for our available-for-sale securities.

Restricted Investments

Under certain operating lease agreements, we may be required from time to time to set aside cash as collateral. At December 31, 2010, we had approximately $449,000 of restricted investments and at December 31, 2009 we had approximately $674,000 related to the building lease agreement.

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

We recorded the fair values of our treasury bills, treasury notes and government agency securities based on a monthly report provided by our investment provider. Since these government securities generally have market prices from multiple sources and it can be difficult to select the best individual price directly from the quoted prices in the active markets, our investment provider uses Level 2 inputs for the valuation of these securities. Using the Level 2 inputs, a “consensus price” or a weighted average price for each of these securities can be derived from a distribution-curve-based algorithm which includes market prices obtained from a variety of industrial standard data providers (e.g. Bloomberg), security master files from large financial institutions, and other third-party sources.

With the current financial market conditions, the assessment of fair values of certain financial instruments can be difficult and subjective. For our ARS and put option, we used Level 3 inputs to determine their fair values since they did not have a readily determinable market value. The assumptions used in valuing the ARS and the put option included, basing on data as of the reporting period then ended, interest rates, tax status, credit quality, expected holding periods of the ARS, insurance wraps, the portfolio composition of Federal Family Education Loan Program, or FFELP, and private loans, likelihood of redemption, loan rates per the UBS Rights offering and bearer risk associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010. These assumptions were volatile and subject to change, and therefore could result in significant changes to the fair values of these financial instruments. See Note 2 to Financial Statements for additional information.

The carrying amounts of other financial assets and liabilities, including cash, cash equivalents, prepaids and accrued liabilities, approximate fair value due to their short term nature.

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

Exit and Disposal Activities

We record costs and liabilities associated with exit and disposal activities, as defined in ASC 420, “Exit or Disposal Cost Obligations”, at fair value in the period the liability is incurred. ASC 420 requires that the estimated future cash flows to be used in the fair value calculation be discounted using a credit-adjusted risk-free interest rate and that such interest rate shall have a maturity date that approximates the expected timing of future cash flows. Future cash flows related to lease obligations shall include the effect of sublease rental income and other lease operating expenses. In addition, accretion of the liability due to the passage of time is recorded as a general and administrative expense. See Note 6 to Financial Statements for further information.

Impairment of Long-lived Assets

We regularly evaluate our long-lived assets for indicators of possible impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable, in accordance with ASC 360 and related guidance. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is assessed using discounted cash flows. For the year ended December 31, 2010, we recorded an impairment charge of $1.0 million against leasehold improvements and for the year ended December 31, 2009, we recorded an impairment charge of $40,000 against one of our laboratory equipment as we determined that the carrying value exceeded the fair value of these assets.

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

Stock-based Compensation

Under the provisions of ASC 718, employee stock-based compensation is estimated using the Black-Scholes option-pricing model and is recognized as expense ratably over the requisite service period in a manner similar to other forms of compensation paid to employees. The Black-Scholes option-pricing model requires the use of certain subjective assumptions. The most significant of these assumptions are our estimates of the expected volatility of the market price of our stock and the expected term of the award. For the period from January 1, 2008 to June 30, 2008, expected volatility was based on a blended rate of 50% historical volatility and 50% implied volatility since we had sufficient market activity available with respect to our traded options during such period. For the period from July 1, 2008 to December 31, 2009, the expected volatility was based solely on historical volatility as there was insufficient traded option activity resulting from our declining stock price. We did not use any expected volatility assumptions for 2010 as there were no options granted during the year. The expected term of options granted is based on the simplified method in accordance with SAB Topic 14.D.2, as our historical share option exercise experience does not provide a reasonable basis for estimation. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We adjust our forfeiture rate to reflect actual historical and expected cancellations of unvested options when applicable. Our forfeiture rate for 2010, 2009 and 2008 was at 15.7%. See Note 9 to Financial Statements for additional information.

We have adopted the simplified method to calculate the beginning balance of the additional paid-in-capital ,or APIC, pool of the excess tax benefit, and to determine the subsequent impact on the APIC pool and our Statements of Cash Flows of the tax effects of employee stock-based compensation awards that were outstanding upon our adoption of ASC 718.

Comprehensive Loss

Components of other comprehensive loss, including unrealized gains and losses on available-for-sale investments, are included as part of total comprehensive loss in our statements of stockholders’ equity.

Net Loss per Share

Basic and diluted net loss per share are computed by dividing net loss by the weighted average number of common shares outstanding during the year.

The following table reflects weighted average options outstanding before application of the treasury stock method that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive for the periods presented herein.

	Year Ended December 31,
	2010	2009	2008
Outstanding options	12,387,695	9,494,092	10,325,244

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

We adopted ASC 740-10-25 effective January 1, 2007 and the provisions of ASC 740-10-25 have been applied to all income tax positions commencing from that date. There was no impact on our financial statements upon adoption. Because of our historical significant net operating losses, we have not been subject to income tax since inception. Upon adoption of ASC 740-10-25 on January 1, 2007, we recognized a $14.2 million increase in our liability for unrecognized income tax benefits which was accounted for as a reduction to the deferred tax assets balance as of that date. At December 31, 2010, we have a liability for unrecognized tax benefits of $9.2 million, none of which, if recognized, would affect our effective tax rate. We maintain deferred tax assets that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. These deferred tax assets include net operating loss carryforwards, research credits and capitalized research and development. The net deferred tax asset has been fully offset by a valuation allowance because of our history of losses.

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

The following table presents information about our financial assets that are measured at fair value on a recurring basis as of December 31, 2010 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair Value Measurement at December 31, 2010 Using
	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Available-for-sale securities:
Money market funds	$53	$53	$—	$—
US government agencies	20,734	—	20,734	—

Total	$20,787	$53	$20,734	$—

There were no transfers between Level 1 and Level 2 measurements in the year ended December 31, 2010.

The following table presents information about our financial assets that are measured at fair value on a recurring basis as of December 31, 2009 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair Value Measurement at December 31, 2009 Using
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Available-for-sale securities:
Money market funds	$11,583	$11,583	$—	$—
US Treasury bills	5,995	—	5,995	—
US Treasury notes	11,100	—	11,100	—
Trading securities:
Auction preferred stock	1,600	—	—	1,600
Auction rate certificates	8,780	—	—	8,780
Other current assets:
Put option	3,420	—	—	3,420

Total	$42,478	$11,583	$17,095	$13,800

The following is a reconciliation of our investments measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Put Option	Auction Rate Securities	Total
	(in thousands)
Balance at December 31, 2008	$8,649	$10,010	$18,659
Impairment gain (loss) included in net loss	(1,309)	1,350	41
Sales or settlement	(3,920)	(980)	(4,900)

Balance at December 31, 2009	3,420	10,380	13,800
Impairment gain (loss) included in net loss	111	(111)	—
Sales or settlement	(3,531)	(10,269)	(13,800)

Balance at December 31, 2010	$—	$—	$—

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

We estimated the fair value of our ARS after consideration of several factors, including input provided by UBS. Valuation techniques involved the use of a discounted cash flow approach. Although these securities would typically be measured using Level 2 inputs, the failure of auctions and the lack of market activity required that these securities be measured using Level 3 inputs. The assumptions used in preparing the discounted cash flow model to determine the fair value of our auction preferred stock took into account factors such as interest rates, credit quality, likelihood of redemption, duration and credit default swap data points for monoline insurers. The underlying assets of our auction rate certificates primarily comprised of student loans, and their fair values were measured by considering factors such as interest rates, tax status, credit quality, duration, insurance wraps, the portfolio composition of Federal Family Education Loan Program, or FFELP, and private loans and likelihood of redemption. These assumptions were highly subjective and involved significant judgment and were subject to change as the underlying sources of these assumptions and market conditions change.

On November 10, 2008, we entered into an agreement with UBS whereby we received rights, or the Right, to sell all our ARS held in our UBS account at par value ($18.7 million) to UBS at any time during a two-year period beginning on June 30, 2010 and ending on July 2, 2012. On February 12, 2010, UBS repurchased $4.0 million of our ARS from the original balance of $13.8 million. On July 1, 2010, we exercised the Right and sold all our remaining ARS to UBS under the Rights Agreement at par value of $9.8 million. For the year ended December 31, 2010, we recorded (i) a reduction of approximately $3.5 million and $10.3 million in fair values of our put option and ARS respectively, as a result of certain ARS repurchased by UBS in February 2010 and the exercise of the Rights Agreement on July 1, 2010 and (ii) no gain or loss to interest and income, net due to offsetting changes in fair values of our ARS and put option. As a result, we had no ARS investments and put option balance at December 31, 2010. For additional information, see Note 8 to Financial Statements.

We evaluate long-lived assets for impairment on a non-recurring basis whenever events or changes in circumstances indicate that the carrying value of long-lived assets may not be recoverable. We recognize such impairment in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. An impairment charge of $40,000 against laboratory equipment was recorded for the year ended December 31, 2009. For the year ended December 31, 2010, we recorded an impairment charge of $1.0 million against the leasehold improvements of the Porter Drive facility as we determined the facility would not have any future benefits to us after we relocated to a new location. For additional information, see Note 5 to Financial Statements.

3.    Cash and Cash Equivalents, Investments and Restricted Investments

The following is a summary of estimated fair value of cash and cash equivalents, investments and restricted investments:

	December 31
	2010	2009
	(in thousands)
Certificate of deposits	$449	$674
Auction rate securities	—	10,380
US treasuries	—	17,095
US government agencies	20,734	—
Cash and money market funds	2,881	12,251

Total	$24,064	$40,400

Reported as:
Cash and cash equivalents	$7,768	$12,251
Short-term investments	15,847	27,475
Restricted investments	449	674

Total	$24,064	$40,400

ARS securities with an aggregate estimated fair value of $10.4 million as of December 31, 2009 were determined as securities held for trading. Accordingly, these securities were carried at estimated fair value, with unrealized gains and losses resulting from changes in fair value reported in earnings. We did not hold any ARS securities at December 31, 2010. All other marketable debt securities continue to be held as available-for-sale.

The following is a summary of amortized cost, unrealized gains and losses and estimated fair value of cash and cash equivalents and marketable debt securities held as available-for-sale.

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Certificate of deposits	$449	$—	$—	$449
US government agencies	20,735	2	(3)	20,734
Cash and money market funds	2,881	—	—	2,881

Total	$24,065	$2	$(3)	$24,064

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Certificate of deposits	$674	$—	$—	$674
US treasuries	17,097	1	(3)	17,095
Cash and money market funds	12,251	—	—	12,251

Total	$30,022	$1	$(3)	$30,020

There were no realized gains on sales of available-for-sale investments for the years ended December 31, 2010 and 2009 and $21,000 for the year ended December 31, 2008. Realized gains and losses were calculated based on the specific identification method.

The following tables summarize the gross unrealized losses and fair values for investments in an unrealized loss position for which other-than-temporary impairments were not recognized.

	Less Than 12 Months		12 Months or Greater		Total
December 31, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
US government agencies	$8,482	$(3)	$—	$—	$8,482	$(3)

Total	$8,482	$(3)	$—	$—	$8,482	$(3)

	Less Than 12 Months		12 Months or Greater		Total
December 31, 2009	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
US treasuries	$10,091	$(3)	$—	$—	$10,091	$(3)

Total	$10,091	$(3)	$—	$—	$10,091	$(3)

The following is a summary of the cost and estimated fair value of marketable debt securities, held as available-for-sale at December 31, 2010 and 2009, classified by stated maturity date of the security:

	December 31, 2010		December 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Mature in less than one year	$20,735	$20,734	$17,097	$17,095

Total	$20,735	$20,734	$17,097	$17,095

4.    Prepaids and Other Current Assets

Prepaids and other current assets consist of the following:

	December 31, 2010	December 31, 2009
	(in thousands)
Prepaids	$643	$702
UBS Rights relating to ARS	—	3,420

Total	$643	$4,122

On November 10, 2008, we entered into an agreement with UBS whereby we received the Right, to sell all our ARS held in our UBS account at par value ($18.7 million) to UBS at any time during a two-year period beginning on June 30, 2010 and ending on July 2, 2012.

The enforceability of the Right resulted in a put option which was recognized as a separate freestanding asset and accounted for separately from the ARS investment. On June 10, 2009 and February 12, 2010, UBS elected to repurchase a portion of our ARS under the Rights Agreement at par value of $4.9 million and $4.0 million, respectively. On July 1, 2010, we exercised the Right to sell all our remaining ARS to UBS under the Rights Agreement at par value of $9.8 million. Proceeds from the sale were re-invested in US government agency securities and we did not have any ARS investments in our portfolio as of December 31, 2010.

5.    Property and Equipment

Property and equipment consist of the following:

	December 31,
	2010	2009
	(in thousands)
Computer and lab equipment	$1,113	$1,901
Capitalized software	547	547
Office furniture and equipment	115	447
Leasehold improvements	—	3,363

	1,775	6,258
Less accumulated depreciation and amortization	(1,764)	(4,843)

Property and equipment, net	$11	$1,415

As a result of our restructuring plan implemented in February 2009, as described in Note 7 to the Financial Statements, we reclassified certain computers and laboratory equipment that were not in use to held-for-sale and ceased the depreciation of these assets. For the year ended December 31, 2009, we disposed of approximately $6.2 million (at cost) of computer and laboratory equipment with a net book value of $316,000 and recorded a net gain of $343,000 in interest and other income (expense), net. We also recorded an impairment charge of $40,000 against one of our laboratory equipment as we determined that the carrying value exceeded the fair value of this asset. This impairment charge was included in our total operating costs and expenses. We did not have any fixed assets classified as held-for-sale at December 31, 2009 and 2010.

We relocated our principal offices and ceased the use of our facility at 3165 Porter Drive, Palo Alto in November 2010. As a result, we recorded an impairment charge of $1.0 million against the leasehold improvements of the Porter Drive facility which had an original cost of $3.4 million to reflect the excess of carrying value of leasehold improvements over their estimated value which was determined to be zero as the facility would not have any future benefits to us. This impairment charge was included in our facility exit costs in the Statements of Operations. In addition, as a result of our principal offices relocation we disposed of approximately $1.1 million (at cost) of computer and laboratory equipment with a net book value of $36,000 and recorded a net loss in interest and other income (expense), net.

6.    Facility Exit Costs

In November 2010, we ceased the use of our facility at 3165 Porter Drive in Palo Alto, California and subleased the facility to a tenant for the remaining contractual term of our master lease, which is through May 2014. As a result, we recorded a charge of $4.7 million which included the estimated fair value of future lease-related payments less estimated net income from sublease rental offset by a reduction of $335,000 in the balance of deferred rent related to the facility as of November 30, 2010. Future lease-related payments and rental income are scheduled to be made and received monthly until the lease and sublease expire in May 2014. All the aforementioned charges were included in the Statement of Operations as facility exit costs.

The following table summarizes the activities related to accrued facility exit costs for the year ended December 31, 2010 (in thousands):

Balance as of November 30, 2010	$4,671
Amounts paid	(309)
Non-cash accretion	—

Balance as of December 31, 2010	$4,362

Reported as current portion	$1,439
Reported as noncurrent portion	$2,923

7.    Restructuring Plans

We implemented several restructuring plans in the past years to reduce our operating expenses and to streamline our infrastructure to focus on our most advanced preclinical and clinical development programs. For the restructuring plan implemented in September 2008, we reduced our workforce by seven positions and accrued a restructuring charge of $199,000, including employee severance costs and health benefits. All amounts were paid prior to December 31, 2008 except for $1,000 of accrued health benefits which was paid in the first quarter of 2009.

For the restructuring plan implemented in February 2009, we reduced our workforce by 37 positions and recorded a charge of approximately $951,000 for the year ended December 31, 2009. We paid $750,000 in the quarter ended March 31, 2009, $111,000 in the quarter ended June 30, 2009 and $90,000 in the quarter ended September 30, 2009, as severance, payroll taxes and other personnel related costs.

For the restructuring plan implemented in November 2010, we reduced our workforce by eleven positions and accrued a restructuring charge of $425,000, including employee severance costs, health benefits and personnel related costs. We paid $232,000 in December 2010 resulting in an accrued balance of approximately $193,000 as of December 31, 2010.

8.    Notes Payable and Commitments

Notes Payable

In connection with our acceptance of the offer to enter into the agreement with UBS whereby we received the Right to sell all our ARS at par value to UBS at any time during a two-year period beginning on June 30, 2010 and ending on July 2, 2012, UBS made available to us “no net cost” loans up to 75% of the market value of our ARS. A “no net cost loan” as defined in the Rights Agreement means that the loan would bear interest at a rate equal to the average rate of interest paid or deemed paid to Telik on the pledged ARS such that the interest cost, net of interest received by us on the pledged ARS, would be zero. The “no net cost” loans had to be repaid upon commencement of the exercise of the Right. According to the Rights Agreement, the loan was payable on demand. If UBS exercised its discretionary right to demand repayment of any portion of the loan prior to the date we could exercise our repurchase rights, UBS and certain of its affiliates would arrange for alternative financing on terms and conditions substantially the same as those contained in the loan, and if alternative financing could not be established, then UBS or one of its affiliates would purchase our pledged ARS at par. UBS’ obligation to arrange such alternative financing did not apply under certain circumstances, including, but not limited to, if we sold the ARS pledged as collateral. Proceeds of sales of our ARS would first be applied to repayment of the credit line with the balance, if any, for our account.

On December 31, 2008, we entered into a loan agreement with UBS and drew down $8 million with our ARS pledged as collateral. On June 10, 2009 and February 12, 2010, UBS elected to repurchase a portion of our ARS under the Rights Agreement at par value of $4.9 million and $4.0 million, respectively. Proceeds from both sales of our ARS were applied to repayment of the credit line whereby $4.9 million was paid in June 2009 leaving a balance of $3.1 million which was paid in full in February 2010. For the year ended December 31, 2010, interest paid on the loan was approximately $6,000 which was offset entirely by interest earned on the pledged securities.

Operating Leases

In November 2010, we entered into a 28-month lease agreement for 8,620 square feet of office space at 700 Hansen Way in Palo Alto, California and relocated our corporate offices to this facility.

We also lease approximately 92,000 square feet located at 3165 Porter Drive in Palo Alto, California, which we have subleased to a tenant effective November 2010 through May 2014 when our master lease expires. Pursuant to the terms of the lease, we are required to maintain a security deposit, in the form of a letter of credit equal to approximately $449,000. This letter of credit must be secured by either a deposit account or a securities account and at December 31, 2010 the security deposit is in the form of securities that are classified in the balance sheet as restricted investments. This collateral account is managed in accordance with our investment policy, and is restricted as to withdrawal.

We also have an office equipment lease of approximately $73,000 with a remaining term of 31 months.

Future minimum rental payments under our non-cancelable operating leases as of December 31, 2010 are as follows:

Operating Leases
(in thousands)
Years ending December 31,
2011	4,242
2012	4,370
2013	3,685
2014	1,537
2015	—

Total future minimum rental payments	13,834
Less aggregate future minimum rentals to be received from subleases	(8,421)

Total	$5,413

Rent expense under operating leases was approximately $3.4 million in 2010 and $3.7 million in 2009 and 2008.

9.    Stockholders’ Equity

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

2000 Equity Incentive Plan

In March 2000, we adopted the 2000 Equity Incentive Plan (the “2000 Plan”) and reserved 2,000,000 shares of Telik common stock for issuance under the 2000 Plan. In addition, the 2000 Plan provides for annual increases in the number of shares available for issuance under the 2000 Plan beginning January 1, 2001. The number of additional shares to be reserved automatically will be equal to the lesser of 1,500,000 shares, 5% of the outstanding shares on the date of the annual increase or such amount as may be determined by the Board of Directors. Options granted under the 2000 Plan may be either incentive stock options (“ISOs”) or nonstatutory stock options (“NSOs”). For ISOs and NSOs, the option price shall be at least 100% and 85%, respectively, of the closing price of our common stock on the date of the grant. If, at any time we grant an option, and the optionee directly or by attribution owns stock possessing more than 10% of the total combined voting power of all classes of stock of Telik, the option price shall be at least 110% of the fair value and shall not be exercisable more than five years after the date of grant. Options generally vest over a period of two or four years from the date of grant. We have also granted performance-based options which will only vest when our Board of Directors determines we have achieved the specific performance goals. As of December 31, 2010, there are 1.2 million shares of performance-based options to be recognized when or if it is probable the specific performance goals are achieved. Options granted under the 2000 Plan expire no later than 10 years from the date of grant. The 2000 Plan terminated in March 2010. There were 11.4 million stock option shares (including performance-based options) which had been granted prior to the plan’s expiration remaining outstanding as of December 31, 2010.

2000 Non-Employee Directors’ Stock Option Plan

In March 2000, we adopted the 2000 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”) and reserved a total of 300,000 shares of common stock for issuance thereunder. In May 2006, our stockholders approved an increase in the number of shares of common stock authorized for issuance under the Directors’ Plan by an additional 300,000 shares. Each non-employee director at the initial public offering date was granted a NSO to purchase 20,000 shares of common stock, and each non-employee director who subsequently becomes a director of Telik will be automatically granted a NSO to purchase 20,000 shares of common stock on the date on which such person first becomes a director. On February 20, 2008, our board of directors amended the Directors’ Plan such that upon the day immediately following each annual stockholder meeting each non-employee director will automatically be granted a NSO to purchase 10,000 shares of common stock or an option to purchase an amount of shares prorated for the part of the year served as non-employee director. The exercise price of options under the Directors’ Plan will be equal to the fair market value of the common stock on the date of grant. The maximum term of the options granted under the Directors’ Plan is ten years. All grants under the Directors’ Plan will vest over a period of four years from date of grant, one fourth vesting one year after the date of the grant and thereafter the balance vesting monthly. The Directors’ Plan terminated in March 2010. There were 245,000 stock option shares which had been granted prior to the plan’s expiration remaining outstanding as of December 31, 2010.

2000 Employee Stock Purchase Plan

In March 2000, we adopted the 2000 Employee Stock Purchase Plan (the “Purchase Plan”). We reserved a total of 250,000 shares of our common stock for issuance under the Purchase Plan. In addition, the Purchase Plan provides for annual increases in the number of shares available for issuance under the Purchase Plan beginning January 1, 2001. The number of additional shares to be reserved automatically will be equal to the lesser of 150,000 shares, 1% of the outstanding shares on the date of the annual increase or such amount as may be determined by the Board of Directors. The Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock on the first day of the offering or 85% of the fair market value of our common stock on the purchase date. The weighted average per share fair value for stock purchase offerings under our Purchase Plan during 2009 and 2008 was $0.35, and $0.46. There were no new stock purchase offerings in 2010 under our Purchase Plan.

Reserved Shares

At December 31, 2010, shares of common stock reserved for future issuance is as follows:

2000 Equity incentive plan	11,383,030
2000 Non-employee directors’ stock option plan	245,000
2000 Employee stock purchase plan	673,460

12,301,490

Stock Option Plan Activity Summary

A summary of activity under our stock option plans is as follows:

	Shares Available for Grant	Number of Options Outstanding	Weighted average exercise price per share		Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Balance, December 31, 2007	3,547,626	9,059,216	$12.39
Authorized	1,500,000	—	—
Granted	(2,681,500)	2,681,500	$1.97
Exercised	—	(190,125)	$1.60
1996 Plan Shares Expired	(139,546)	—	$1.60
Forfeited or expired	1,511,079	(1,511,079)	$10.92

Balance, December 31, 2008	3,737,659	10,039,512	$10.04
Authorized	1,500,000	—	—
Granted	(4,648,000)	4,648,000	$0.79
1996 Plan Shares Expired	(178,097)	—	$1.61
Forfeited or expired	2,090,574	(2,090,574)	$7.82

Balance, December 31, 2009	2,502,136	12,596,938	$6.99
1996 Plan Shares Expired	(150,328)	—	$2.00
2000 Plan Shares Expired	(4,514,257)	—	(a	)
2000 Directors’ Plan Shares Expired	(306,459)	—	(b	)
Authorized	1,500,000	—	—
Forfeited or expired	968,908	(968,908)	$3.53

Outstanding at December 31, 2010	—	11,628,030	$7.28

Exercisable at December 31, 2010		8,520,796	$9.46		4.55	$11

(a)	2000 Plan terminated in March 2010. As of December 31, 2010, 4,514,257 shares expired of which 818,580 shares were from canceled stock options with a weighted average exercise price of $3.81.
(b)	2000 Directors’ Plan terminated in March 2010. All shares available for grant under this plan expired.

The weighted average fair value of options granted during 2009 and 2008 was $0.62 and $1.36. There were no options granted in 2010. There were no options exercised during the year ended December 31, 2010 and 2009. The total intrinsic value of options exercised during the year ended December 31, 2008 was $131,000. The total fair value of shares vested during the years ended December 31, 2010, 2009 and 2008 was $1.9 million, $3.2 million and $12.3 million.

The following table summarizes information about the stock options outstanding at December 31, 2010 (in thousands, except years and per-share amounts):

	Options Outstanding				Options Exercisable
Range of Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value
$ 0.24 – $ 0.79	4,275	8.44	$0.78	$23	1,893	$0.78	$11
$ 0.80 – $ 2.03	100	7.69	$1.40	—	63	$1.42	—
$ 2.04 – $ 3.02	1,594	6.34	$2.20	—	1,015	$2.20	—
$ 3.03 – $ 5.77	324	1.80	$3.92	—	316	$3.92	—
$ 5.78 – $ 7.20	1,229	5.47	$5.92	—	1,153	$5.93	—
$ 7.21 – $11.00	874	0.94	$10.56	—	874	$10.56	—
$11.01 – $16.36	859	2.27	$12.55	—	834	$12.48	—
$16.37 – $24.13	2,373	3.34	$20.69	—	2,373	$20.69	—

$ 0.24 – $24.13	11,628	5.59	$7.28	$23	8,521	$9.46	$11

Stock-Based Compensation under ASC 718

Employee stock-based compensation expenses recognized in the years ended December 31, 2010, 2009 and 2008 were calculated based on awards ultimately expected to vest and have been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Our forfeiture rate for years 2010, 2009 and 2008 was at 15.7%.

Total estimated stock-based compensation expense, related to all of our share-based payment awards, recognized under ASC 718 comprised of the following:

	Years Ended December 31,
	2010	2009	2008
	(in thousands)
Research and development	$852	$420	$3,686
General and administrative	1,240	1,811	2,597

Stock-based compensation expense before taxes	2,092	2,231	6,283
Related income tax benefits	—	—	—

Effect on net loss	$2,092	$2,231	$6,283

Because we had a net operating loss carryforward as of December 31, 2010, no tax benefits for the tax deductions related to stock-based compensation expense were recognized in our Statements of Operations. Additionally, no incremental tax benefits were recognized from stock options exercised in the years ended December 31, 2010, 2009 and 2008, which would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities. As of December 31, 2010, $1.2 million of total unrecognized compensation costs, net of forfeitures, related to non-vested awards was expected to be recognized over a weighted average period of 1.05 years.

Valuation assumptions

Assumptions used in the Black-Scholes model were as follows:

	Stock Option Plans			Stock Purchase Plan
	2010	2009	2008	2010	2009	2008
Weighted average expected stock price volatility	N/A	99.8%	76.8%	N/A	140.3%	90.8%
Weighted average risk-free interest rate	N/A	2.65%	3.00%	N/A	0.67%	2.14%
Weighted average expected life (in years)	N/A	5.65	6.08	N/A	1.25	1.25
Weighted average expected dividend yield	—	—	—	—	—	—

10.    Income Taxes

We have incurred net losses since inception and, consequently, have not recorded any U.S. federal and state income taxes.

The provision for income taxes differs from the expected tax expense computed by applying the statutory federal income tax rate to loss before taxes as follows:

	Years Ended December 31,
	2010	2009	2008
	(in thousands)
Tax at Federal statutory rate	$(8,406)	$(8,056)	$(10,799)
State tax, net of federal income tax benefit	(1,424)	(1,377)	(1,848)
Research and development credit	(239)	(601)	(1,026)
Un-benefitted losses	10,324	9,909	13,025
Other individually immaterial items	(255)	125	648

Provision for taxes	$—	$—	$—

Deferred income taxes reflect the net tax effects of net operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows:

	December 31,
	2010	2009
	(in thousands)
Deferred tax assets
Net operating loss carryforwards (1)	$87,555	$80,535
Tax credits carryforwards (1)	10,871	10,898
Capitalized research expenses	8,798	10,320
Stock based compensation	8,070	7,322
Other	2,198	1,342

Total deferred tax assets (1)	117,492	110,417
Valuation allowance (1)	(117,492)	(110,417)

Net deferred tax assets	$—	$—

(1)	Amounts at December 31, 2009 have been revised to reflect that certain carryforwards that may not be available in future periods. See further discussion below.

Realization of deferred tax assets is dependent upon the generation of future taxable income, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $7.1 million, $10.7 million and $10.0 million at December 31, 2010, 2009 and 2008 respectively.

As of December 31, 2010, we had U.S. federal and state net operating losses of approximately $237.5 million and $117.1 million. If not utilized, these carryforwards will begin to expire beginning in 2011 and 2012 for federal and state purposes, respectively. Approximately $10.5 million of the federal and $8.2 million of the state net operating loss carryforwards represents the stock option deduction arising from activity under our stock option plan, the benefit of which will increase additional paid in capital when realized.

We have research credit carryforwards of approximately $6.6 million and $6.5 million for federal and state income tax purposes. If not utilized, the federal credit will expire at various dates beginning in 2011 through 2030. California state research and development credits can be carried forward indefinitely.

Utilization of net operating loss carryforwards and tax credit carryforwards are subject to annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation may result in the expiration of the net operating losses and credits before utilization. In 2010, an analysis was performed to assess if there was an ownership change within the meaning of the Internal Revenue Code and any limitation on the availability of tax attributes carryforwards. Based on this analysis, we concluded that due to ownership change limitations a portion of our carryforwards may not be available to offset future taxable income or tax. Accordingly, the net operating loss carryforwards and tax credit carryforwards at December 31, 2009 and 2010 were decreased by $212.4 million and $14.1 million, respectively for federal purposes and the net operating loss carryforwards at December 31, 2009 and 2010 decreased by $158.0 million for state purposes. Ownership change may have occurred during January 1, 2006 through December 31, 2010. Accordingly, amounts at December 31, 2009 have been changed. In the event we have additional changes in ownership, utilization of the carryforwards could be further significantly restricted and a substantial portion of our net operating losses and credits may never be available to offset taxable income or tax.

Effective January 1, 2007, we adopted ASC 740-10-25. This interpretation clarifies the criteria for recognizing income tax benefits under ASC 740, “Accounting for Income Taxes,” and requires additional disclosures about uncertain tax positions. Under ASC 740-10-25 the financial statement recognition of the benefit for a tax position is dependent upon the benefit being more likely than not to be sustainable upon audit by the applicable taxing authority. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement. Upon adoption of ASC 740-10-25 on January 1, 2007, we recognized a $14.2 million increase in our liability for unrecognized income tax benefits, and did not recognize a decrease to Retained Earnings. A reconciliation of the beginning and ending amount of the consolidated liability for unrecognized income tax benefits during the twelve-month period ended December 31, 2010 is as follows:

	2010	2009
	(in thousands)
Balance at January 1	$9,954	$11,022
Additions for tax positions of prior years	(961)	(4,065)
Additions for tax positions related to 2008	221	278
Reductions for tax positions of prior years	NIL	2,719
Settlements during the current year	NIL	NIL

Balance at December 31	$9,214	$9,954

Interest and penalty costs related to unrecognized tax benefits are classified as a component of “Income Tax Expense” in the accompanying statement of operations and the corresponding liability in “Income Taxes Payable” or “Prepaid Income Taxes” in the accompanying balance sheet. We, however, did not recognize any interest expense related to unrecognized tax benefits for the year ended December 31, 2010.

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are subject to U.S. federal income tax examination for calendar tax years ending 2007 through 2010. Additionally, we are subject to various state income tax examinations for the 2006 through 2010 calendar tax years. The federal and

U.S. state taxing authorities may choose to audit tax returns for tax years beyond the statue of limitation period due to significant tax attribute carryforwards from prior years, making adjustments only to carryforward attributes. In April 2009 the Internal Revenue Service completed its audit on our U.S. federal income tax return for the 2005 calendar tax year which did not result in any significant adjustments.

11.    Subsequent Event

On February 10, 2011, we received a notice from Nasdaq indicating that for the preceding, ten consecutive business days, the closing bid price of our common stock was $1.00 per share or greater and we have regained compliance with the $1.00 per share minimum bid price requirement.

12.    Quarterly Financial Information (unaudited)

Selected quarterly financial information is summarized below (in thousands except per share amounts):

SELECTED QUARTERLY FINANCIAL INFORMATION

	2010				2009
Quarter ended	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
Total revenues	$—	$—	$—	$—	$—	$—	$—	$—
Operating costs and expenses:
Research and development	2,838	2,569	2,808	2,825	2,295	3,416	3,022	3,990
General and administrative	2,374	2,101	2,197	2,558	1,965	2,759	3,199	2,887
Facility exit costs	5,360	—	—	—	—	—	—	—
Restructuring costs (1)	425	—	—	—	—	—	83	868

Total operating costs and expenses	10,997	4,670	5,005	5,383	4,260	6,175	6,304	7,745

Loss from operations	(10,997)	(4,670)	(5,005)	(5,383)	(4,260)	(6,175)	(6,304)	(7,745)
Interest and other income (expense), net (2)	1,201	17	59	56	60	68	623	40

Net loss	$(9,796)	$(4,653)	$(4,946)	$(5,327)	$(4,200)	$(6,107)	$(5,681)	$(7,705)

Net loss per share, basic and diluted (3)	$(0.18)	$(0.09)	$(0.09)	$(0.10)	$(0.08)	$(0.11)	$(0.11)	$(0.14)
Weighted average shares used in computing net loss per share, basic and diluted	53,614	53,553	53,522	53,465	53,430	53,381	53,356	53,314

(1)	Restructuring charges in 2010 related to workforce reduction by 11 positions or 28% of our workforce. Restructuring charges in 2009 related to workforce reduction by 37 positions or 45% of our workforce.
(2)	Interest and other income (expense), net in 2010 includes US Government Qualifying Therapeutic Discovery Project grants of $1.2 million received in the fourth quarter of 2010.
(3)	Net loss per share for each quarter are calculated as a discrete period; the sum of four quarters may not equal the calculated full year amount.

Exhibit Index

Exhibit Number		Description

3.1		Amended and Restated Certificate of Incorporation. (2)

3.2		Amended and Restated Bylaws. (13)

4.1		Specimen Common Stock Certificate. (1)

4.2		Rights Agreement dated November 2, 2001, by and between Telik and Wells Fargo Bank Minnesota, N.A., replaced by EquiServe Trust Company, N.A. as Rights Agent. (5)

4.3		Registrant’s Certificate of Designation of Series A Junior Participating Preferred Stock. (5)

4.4

Agreement, by and among Telik, Eastbourne Capital Management, L.L.C., Black Bear Offshore Master Fund, L.P., Black Bear Fund I, L.P., Black Bear Fund II, L.L.C., and Richard J. Barry, dated May 18, 2006. (9)

4.5		Amendment to Rights Agreement between Telik and Computershare Shareholder Services, Inc. and Computershare Trust Company, N.A., dated May 18, 2006. (11)

4.6		Second Amendment to Rights Agreement between Telik and Computershare Shareholder Services, Inc. and Computershare Trust Company, N.A., dated December 11, 2006. (10)

4.7		Amended and Restated Standstill Agreement between Telik and Eastbourne Capital Management, L.L.C. and certain related persons and entities, dated December 11, 2006. (10)

10.1		Form of Indemnity Agreement. (1) (3)

10.2		2000 Equity Incentive Plan and related documents. (3) (4)

10.3		2000 Employee Stock Purchase Plan and Offering. (3) (4)

10.4		2000 Non-Employee Directors’ Stock Option Plan and Agreement. (3) (14)

10.5		1996 Stock Option Plan and forms of grant thereunder. (3) (4)

10.6		1988 Stock Option Plan and forms of grant thereunder. (3) (4)

10.7		Form of Non-Plan Stock Option Agreement. (3) (4)

10.8		Telik, Inc. Executive Officer Bonus Plan. (3) (12)

10.9		Amended and Restated Employment Agreement between Michael M. Wick, M.D., Ph.D. and Telik, dated December 17, 2008, as amended. (3) (15)

10.10		Lease between Telik and The Board of Trustees of the Leland Stanford Junior University, dated July 25, 2002. (6)

10.11	*	Manufacturing Supply Agreement dated July 1, 2004, by and between Telik and Organichem Corporation. (7)

10.12		Telik, Inc. Change of Control Severance Benefit Plan, dated February 21, 2003, amended December 17, 2008. (3) (15)

10.13		Bonuses for Fiscal Year 2009 for Named Executive Officers. (3) (12)

10.14		Transition and Release Agreement between Telik, Inc. and Dr. Stefan Ryser, Ph.D., dated as of June 12, 2009. (3) (16)

14.1		Telik, Inc. Code of Conduct. (8)

23.1		Consent of Independent Registered Public Accounting Firm.

24.1		Power of Attorney (included on the signature pages hereto)

31.1		Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2		Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1		Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	Confidential treatment has been granted for portions of this document. The information omitted pursuant to such confidential treatment order has been filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to exhibits to our Registration Statement on Form S-1, filed on April 3, 2000, as amended (File No. 333-33868).

(2)	Incorporated by reference to exhibits to our Annual Report on Form 10-K for the year ended December 31, 2001, as filed on March 27, 2002.

(3)	Management contract or compensatory arrangement.

(4)	Incorporated by reference to exhibits to our Registration Statement on Form S-8, as filed on August 30, 2000 (File No. 333-44826).

(5)	Incorporated by reference to exhibits to our Current Report on Form 8-K dated November 2, 2001, as filed on November 5, 2001.

(6)	Incorporated by reference to exhibits to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, as filed on November 13, 2002.

(7)	Incorporated by reference to exhibits to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, as filed on November 8, 2004.

(8)	Incorporated by reference to exhibits to our Annual Report on Form 10-K for the year ended December 31, 2003, as filed on March 5, 2004.

(9)	Incorporated by reference to exhibits to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, as filed on August 3, 2006.

(10)	Incorporated by reference to exhibits to our Current Report on Form 8-K dated December 11, 2006, as filed on December 12, 2006.

(11)	Incorporated by reference to Exhibit A to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, as filed on August 3, 2006.

(12)	Incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the year ended December 31, 2006, as filed on February 28, 2007.

(13)	Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K dated December 11, 2007, as filed on December 14, 2007.

(14)	Incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 2007, as filed on March 3, 2008.

(15)	Incorporated by reference to exhibits to our Current Report on Form 8-K dated December 17, 2008, as filed on December 23, 2008.

(16)	Incorporated by reference to Exhibit 10.20 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, as filed on August 6, 2009.