Form 10-Q
period 2011-03-31
TELIK INC
filed 2011-05-16
CIK 1109196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2011

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

The number of shares of common stock outstanding as of April 30, 2011 was 53,957,177.

TELIK, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

TELIK, INC.

CONDENSED BALANCE SHEETS

(In thousands)

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$4,972	$7,768
Short-term investments	14,988	15,847
Interest and other receivables	156	214
Prepaids and other current assets	687	643

Total current assets	20,803	24,472
Property and equipment, net	4	11
Restricted investments	250	449
Other assets	97	97

Total assets	$21,154	$25,029

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$461	$932
Accrued clinical trial costs	235	226
Accrued compensation	473	661
Accrued liabilities	736	478
Current portion of facility exit costs	1,443	1,439

Total current liabilities	3,348	3,736
Noncurrent portion of facility exit costs	2,558	2,923
Long-term deferred rent	3	1
Commitments and contingencies
Stockholders’ equity:
Common stock	539	536
Additional paid-in capital	546,686	546,141
Accumulated other comprehensive income (loss)	1	(1)
Accumulated deficit	(531,981)	(528,307)

Total stockholders’ equity	15,245	18,369

Total liabilities and stockholders’ equity	$21,154	$25,029

See accompanying Notes to Condensed Financial Statements.

TELIK, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Operating costs and expenses:
Research and development	$1,694	$2,825
General and administrative	1,994	2,558

Total operating costs and expenses	3,688	5,383

Loss from operations	(3,688)	(5,383)
Interest and other income, net	14	62
Interest expense	—	(6)

Net loss	$(3,674)	$(5,327)

Basic and diluted net loss per share	$(0.07)	$(0.10)

Shares used to calculate basic and diluted net loss per share	53,690	53,465

See accompanying Notes to Condensed Financial Statements.

TELIK, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(3,674)	$(5,327)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7	93
Stock-based compensation expense	321	714
Change in fair value of marketable securities	—	61
Change in fair value of rights to sell ARS to UBS	—	(61)
Changes in assets and liabilities:
Other receivables	58	134
Prepaids and other current assets	(44)	(15)
Accounts payable	(471)	94
Accrued liabilities	81	(148)
Accrued facility exit costs	(361)	—

Net cash used in operating activities	(4,083)	(4,455)

Cash flows from investing activities:
Purchases of investments	(5,469)	(11,842)
Sales of investments	199	4,224
Maturities of investments	6,330	8,000

Net cash provided by investing activities	1,060	382

Cash flows from financing activities:
Payments under financing arrangement	—	(3,100)
Proceeds from issuance of common stock	227	33

Net cash provided by (used in) financing activities	227	(3,067)

Net decrease in cash and cash equivalents	(2,796)	(7,140)
Cash and cash equivalents at beginning of period	7,768	12,251

Cash and cash equivalents at end of period	$4,972	$5,111

Supplementary information:
Interest paid	$—	$6

See accompanying Notes to Condensed Financial Statements.

TELIK, INC.

Notes to Condensed Financial Statements

(Unaudited)

1.	Basis of Presentation and Summary of Significant Accounting Policies

We have prepared the accompanying condensed financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, or the Exchange Act. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We believe all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included herein. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or any other future period. The condensed balance sheet at December 31, 2010 has been derived from the audited financial statements at that date. You should read these condensed financial statements and notes in conjunction with our audited financial statements for the year ended December 31, 2010, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2011.

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

We expect continuing losses over the next several years. We plan to seek capital through public or private equity or debt financing, capital lease financing and collaborative arrangements with corporate partners. We may have to seek other sources of capital or re-evaluate our operating plans if we are unable to consummate some or all of the capital financing arrangements noted above. We believe our existing cash resources will be sufficient to satisfy our current operating plan until the third quarter of 2012. However, changes in our research and development plans or other changes affecting our operating expenses may affect actual future consumption of existing cash resources.

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

For our ARS and put option held prior to July 2010, we used Level 3 inputs to determine their fair values since they did not have a readily determinable market value. The assumptions used in valuing the ARS and the put option included, basing on data as of the reporting period then ended, interest rates, tax status, credit quality, expected holding periods of the ARS, insurance wraps, the portfolio composition of Federal Family Education Loan Program, or FFELP, and private loans, likelihood of redemption, loan rates per the UBS Rights offering and bearer risk associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010. These assumptions were volatile and subject to change, and therefore could have resulted in significant changes to the fair values of these financial instruments.

Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2011, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, that are of significance, or potential significance to us.

In January 2010, the FASB issued Accounting Standard Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements, “ASU 2010-06”, to improve disclosures related to fair value measurements. This guidance requires new disclosures as well as clarifies certain existing disclosure requirements. Under ASU 2010-06, companies are required to provide separate information about significant transfers in and out of Level 1 and Level 2 of the fair value hierarchy as well as the reasons for such transfers, and a reconciliation of purchases, sales, issuances, and settlements activities valued using Level 3 inputs on a gross basis. ASU 2010-06 also clarifies the requirement to determine the level of disaggregation for fair value measurement disclosures and the requirement to disclose valuation techniques and inputs used for both recurring and nonrecurring fair value measurements in either Level 2 or Level 3. ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure about purchases, sales, issuances, and settlements in the rollforward of activity for Level 3 fair value measurement which was effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We have adopted ASU 2010-06 for Level 1 and 2 disclosure requirements since the quarter ended March 31, 2010 and adopted ASU 2010-06 for Level 3 requirement on January 1, 2011. The adoption of this guidance increases the level of disclosures in our financial statements related to fair value measurements.

2.	Employee Stock-Based Compensation

Stock-based Compensation

Total estimated stock-based compensation expense, related to all of our share-based payment awards recognized under ASC 718, “Compensation—Stock Compensation” comprised of the following:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Research and development	$157	$257
General and administrative	164	457

Stock-based compensation expense before taxes	321	714

Effect on net loss	$321	$714

Because we had a net operating loss carryforward as of March 31, 2011, no tax benefits for the tax deductions related to stock-based compensation expense were recognized in our condensed statements of operations. Additionally, no incremental tax benefits were recognized from stock options exercised in the three months ended March 31, 2011 and 2010, which would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities. As of March 31, 2011, $851,000 of total unrecognized compensation costs, net of forfeitures, related to non-vested service based awards is expected to be recognized over a weighted average period of 0.82 year.

Valuation Assumptions

We used a Black-Scholes-Merton option valuation model, or the Black-Scholes model, to determine the stock-based expense recognized under ASC 718. For the three months ended March 31, 2011, we began a new two-year purchase offering under our Employee Stock Purchase Plan, or ESPP, but did not grant any stock options during this period as our option plans had expired in March 2010. There were no new purchase offerings under our ESPP or stock options granted for the same period in 2010. Our expected stock-price volatility assumption for the new ESPP offering was based solely on the weighted average of the historical volatility as there was insufficient traded option activity for us to use implied volatility. The expected term of stock awards under the ESPP was based on the weighted average purchase periods of each offering. The risk-free interest rate was based on the U.S. Treasury yield for a period consistent with the expected term of the stock award in effect at the time of the grant. Assumptions used in the Black-Scholes model for our new 2011 ESPP offering were as follows:

Weighted average expected volatility	72.2%
Weighted average risk-free interest rate	0.38%
Weighted average expected life (in years)	1.25
Weighted average dividend yield	—

3.	Comprehensive Loss

Comprehensive loss consists of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes changes in unrealized gains (losses) on investments. The activity in comprehensive loss was as follows:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Net loss	$(3,674)	$(5,327)
Changes in net unrealized gains (loss) on investments	2	(2)

Comprehensive loss	$(3,672)	$(5,329)

4.	Basic and Diluted Net Loss per Share

Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period.

Weighted average outstanding options to purchase 11,375,293 and 12,559,324 shares of our common stock before application of the treasury method for the three months ended March 31, 2011 and 2010 were excluded from the diluted net loss per common share calculations because inclusion of such options would be anti-dilutive.

5.	Fair Value Measurements on a Recurring Basis

We measure certain financial assets at fair value on a recurring basis, including cash equivalents and available-for-sale securities. The fair value of these financial assets was determined based on a three-tier fair value hierarchy as described in Note 1, which prioritizes the inputs used in measuring fair value.

The following table presents information about our financial assets that are measured at fair value on a recurring basis as of March 31, 2011 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

		Fair Value Measurement at March 31, 2011 Using
	March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Available-for-sale securities:
Money market funds	$2,823	$2,823	$—	$—
US government agencies	16,592	—	16,592	—

Total	$19,415	$2,823	$16,592	$—

The following table presents information about our financial assets that are measured at fair value on a recurring basis as of December 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurement at December 31, 2010 Using
	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Available-for-sale securities:
Money market funds	$53	$53	$—	$—
US government agencies	20,734	—	20,734	—

Total	$20,787	$53	$20,734	$—

There were no transfers between Level 1 and Level 2 measurements in the three months ended March 31, 2011 and in the year ended December 31, 2010.

6.	Cash, Cash Equivalents, Investments and Restricted Investments

The following is a summary of estimated fair value of cash and cash equivalents, investments and restricted investments:

	March 31,	December 31,
	2011	2010
	(in thousands)
Certificate of deposits	$250	$449
US government agencies enterprises	16,592	20,734
Cash and money market funds	3,368	2,881

Total	$20,210	$24,064

Reported as:
Cash and cash equivalents	$4,972	$7,768
Short-term investments	14,988	15,847
Restricted investments	250	449

Total	$20,210	$24,064

The following is a summary of amortized cost, unrealized gains and losses, and estimated fair value of cash and cash equivalents and market securities held as available-for-sale.

	March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Certificate of deposits	$250	$—	$—	$250
US government agencies	16,591	3	(2)	16,592
Cash and money market funds	3,368	—	—	3,368

Total	$20,209	$3	$(2)	$20,210

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Certificate of deposits	$449	$—	$—	$449
US government agencies	20,735	2	(3)	20,734
Cash and money market funds	2,881	—	—	2,881

Total	$24,065	$2	$(3)	$24,064

There were no realized gains or losses on sales of available-for-sale securities for the three months ended March 31, 2011 and 2010. Realized gains and losses were calculated based on the specific identification method.

Investments which were in unrealized loss positions for which other-than-temporary impairments were not recognized are summarized below:

At March 31, 2011	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
US government agencies	$4,571	$(2)	$—	$—	$4,571	$(2)

Total	$4,571	$(2)	$—	$—	$4,571	$(2)

At December 31, 2010	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
US government agencies	$8,482	$(3)	$—	$—	$8,482	$(3)

Total	$8,482	$(3)	$—	$—	$8,482	$(3)

The following is a summary of the cost and estimated fair value of marketable debt securities, held as available-for-sale at March 31, 2011 and December 31, 2010, classified by stated maturity date of the security:

	March 31, 2011		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Mature in less than one year	$16,591	$16,592	$20,735	$20,734

7.	Facility Exit Costs

In November 2010, we ceased the use of our facility at 3165 Porter Drive in Palo Alto, California and subleased the facility to a tenant for the remaining contractual term of our master lease, which is through May 2014. As a result, we accrued $4.7 million facility exit costs liabilities to reflect the estimated fair value of future lease-related payments less estimated net income from sublease rental in November 2010. Future lease-related payments and rental income are scheduled to be made and received monthly until the lease and sublease expire in May 2014.

The following table summarizes the activities related to accrued facility exit costs for the three months ended March 31, 2011 (in thousands):

Balance as of December 31, 2010	$4,362
Amounts paid during the period	(953)
Amounts received during the period	591
Non-cash accretion	1

Balance as March 31, 2011	$4,001

Reported as current portion	$1,443
Reported as noncurrent portion	$2,558

8.	Restructuring Plans

We implemented a restructuring plan in November 2010, ultimately reducing our workforce by ten positions and accrued a restructuring charge of approximately $425,000, including employee severance costs, health benefits and personnel related costs. In connection with the restructuring plan, we paid $232,000 in December 2010 and $140,000 in the quarter ended March 31, 2011. The remaining balance of $53,000 is expected to be paid in the second and third quarters of 2011.

9.	Commitments

Operating Leases

In November 2010, we entered into a 28-month lease agreement for 8,620 square feet of office space at 700 Hansen Way in Palo Alto, California and relocated our corporate offices to this facility.

We also lease approximately 92,000 square feet located at 3165 Porter Drive in Palo Alto, California, which we have subleased to a tenant effective November 2010 through May 2014 when our master lease expires. Pursuant to the terms of the master lease, we are required to maintain a security deposit, in the form of a letter of credit equal to approximately $250,000. This letter of credit must be secured by either a deposit account or a securities account and at March 31, 2011, the security deposit is in the form of securities that are classified in the balance sheet as restricted investments. This collateral account is managed in accordance with our investment policy, and is restricted as to withdrawal.

Future minimum rental payments under our non-cancelable operating leases as of March 31, 2011 are as follows:

Operating Leases
(in thousands)
Years ending December 31,
2011	3,184
2012	4,370
2013	3,685
2014	1,537
2015	—

Total future minimum rental payments	12,776
Less aggregate future minimum rentals to be received from subleases	(7,830)

Total	$4,946

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Statements of Expected Future Performance

This Quarterly Report on Form 10-Q contains statements indicating expectations about future performance and other forward-looking statements that involve risks and uncertainties. We usually use words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “future,” “intend,” “potential,” or “continue” or the negative of these terms or similar expressions to identify forward-looking statements. These statements appear throughout this Quarterly Report on Form 10-Q and are statements regarding our current intent, belief or expectation, primarily with respect to our operations and related industry developments. Examples of these statements include, but are not limited to, statements regarding the following: the implications of results of our Phase 2 clinical trials, the progress of our research programs, including clinical testing, the extent to which our issued and pending patents may protect our products and technology, our ability to identify new product candidates using TRAP technology (our proprietary Target-Related Affinity Profiling technology), the potential of such product candidates to lead to the development of safer or more effective therapies, our ability to develop the technology derived from our collaborations, our anticipated timing for filing additional Investigational New Drug applications, or INDs, with the FDA, or for the initiation or completion of Phase 1, Phase 2 or Phase 3 clinical trials for any of our product candidates, our future operating expenses, our future losses, our future expenditures for research and development, the sufficiency of our cash resources and ability to raise adequate funds in the future. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Part II, Item 1A of this Quarterly Report on Form 10-Q.

The following discussion and analysis should be read in conjunction with the unaudited condensed financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 2, 2011.

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

We have incurred net losses since inception and expect to incur losses for the next several years as we continue our research and development activities. During the three months ended March 31, 2011, loss from operations was $3.7 million and net loss was $3.7 million. Net cash used in operations for the three months ended March 31, 2011 was $4.1 million and net cash, cash equivalents, investments and restricted investments at March 31, 2011 were $20.2 million. As of March 31, 2011, we had an accumulated deficit of $532.0 million.

Our expenses consist primarily of those incurred for research and development and general and administrative costs associated with our operations. The process of carrying out the development of our product candidates to later stages of development and our research programs would require significant additional research and development expenditures, including for preclinical testing and clinical trials, as well as for manufacturing development efforts and obtaining regulatory approval. We outsource our clinical trials and our manufacturing development activities to third parties to maximize efficiency and minimize our internal overhead. To date, we have funded our operations primarily through the sale of equity securities, non-equity payments from collaborative partners and interest income.

We are subject to risks common to biopharmaceutical companies, including risks inherent in our research, development and commercialization efforts, preclinical testing, clinical trials, uncertainty of regulatory and marketing approvals, enforcement of patent and proprietary rights, the need for capital, potential competition and retention of key employees. In order for a product to be commercialized, it will be necessary for us to conduct preclinical tests and clinical trials, demonstrate efficacy and safety of our product candidates to the satisfaction of regulatory authorities, obtain marketing approval, enter into manufacturing, distribution and marketing arrangements, obtain market acceptance and, in many cases, obtain adequate reimbursement from government and private insurers. We cannot provide assurance that we will generate revenues or achieve and sustain profitability in the future.

We have carried out four workforce reductions since 2007, the most recent of which was completed in November 2010. As a result of our restructuring plans, we believe our existing cash resources will be sufficient to satisfy our current operating plan until the third quarter of 2012. However, changes in our research and development plans or other changes affecting our operating expenses may affect actual future consumption of existing cash resources. In any event, we will require substantial additional financing to fund our operations in the future.

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

Clinical Product Development

TELINTRA, our lead drug product candidate in clinical development, is a small molecule glutathione analog inhibitor of the enzyme glutathione S-transferase P1-1, or GST P1-1. We are developing TELINTRA for the treatment of blood disorders associated with low blood cell levels, such as neutropenia or anemia. In 2008, we initiated a Phase 2 clinical trial of TELINTRA tablets, for the treatment of patients with Myelodysplastic Syndrome, or MDS. The trial for MDS completed enrollment of 86 patients and we presented the results at the annual meeting of the American Society of Hematology, or ASH, in December 2010. In the second quarter of 2009, we initiated a Phase 2 randomized study in Severe Chronic Neutropenia, or SCN, to determine the effect of TELINTRA tablets on absolute neutrophil count in patients with this disease. The on-going trial for SCN is intended to enroll a total of 20 patients. In the fourth quarter of 2009, we initiated a Phase 1 dose-ranging study of TELINTRA tablets in combination with Lenalidomide in patients with MDS. We expect to complete this 30-patient study by the end of 2011.

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

Nasdaq Stock Listing Compliance

On September 19, 2008, we received notification from Nasdaq informing us that the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Market under Nasdaq Marketplace Rule 5550(a)(2). Effective January 7, 2010, we transferred the listing of our common stock from the Nasdaq Global Market to the Nasdaq Capital Market. On April 22, 2010, we received notification from Nasdaq that we have regained compliance with the minimum bid price requirement. Since May 20, 2010, the bid price for our common stock had again fluctuated below the levels required by Nasdaq rules for continued listing. On July 21, 2010, we received notice from Nasdaq that the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market. On February 10, 2011, we received a notification from Nasdaq that we regained compliance with the minimum bid price requirement. On April 21, 2011, we received notice from Nasdaq that the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market and that we have 180 calendar days, or until October 18, 2011 to regain compliance.

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

There has been no material change in our critical accounting policies and significant judgments and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2010.

Use of Estimates

In preparing our financial statements to conform with GAAP, we make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results may differ from these estimates.

Results of Operations

Revenues

We did not record any revenues for the three months ended March 31, 2011 or in 2010. Future non-product revenues, if any, will depend upon the extent to which we enter into new collaborative research agreements and the amounts of payments relating to such agreements.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2011 and 2010 were $1.7 million and $2.8 million. Our research and development activities consist primarily of drug development, clinical supply manufacturing, clinical activities, discovery research, screening and identification of product candidates and preclinical studies. We group these activities into two major categories: “research and preclinical” and “clinical development.”

The approximate costs associated with research and preclinical and clinical development activities were as follows:

	Three Months Ended March 31,		%
	2011	2010	Change
	(in thousands, except percentages)
Research and preclinical	$481	$733	(34)%
Clinical development	1,213	2,092	(42)%

Total research and development	$1,694	$2,825	(40)%

The decrease of 40%, or $1.1 million, in research and development expenses for the three months ended March 31, 2011 compared to the same period in 2010 was primarily due to the following:

•	decreased clinical trial expenses of approximately $155,000 related to the completion of our Phase 2 TELINTRA tablets for MDS; and

•

decreased costs of approximately $1.1 million associated with workforce reduction as a result of our November 2010 restructuring plan and reduced facility costs as we relocated our corporate offices to a smaller facility in November 2010;

•

offset by increased clinical development expenses of approximately $219,000 for our ongoing Phase 1 dose-ranging study of TELINTRA tablets in combination with Lenalidomide in patients with MDS, Phase 2 TELINTRA tablets randomized study in SCN and TELCYTA in patients with Refractory or Relapsed Mantle Cell lymphoma, Diffuse Large B Cell Lymphoma, and Multiple Myeloma clinical studies.

We expect total research and development expenditures to continue to decrease in 2011 as we focus our resources mainly on advancing the clinical development of TELINTRA in MDS.

The following table summarizes our principal drug product candidate development initiatives:

	Related R&D Expenses Three Months ended March 31,
Product	2011	2010
	(in thousands)
TELCYTA	$406	$605
TELINTRA	1,275	1,698
TLK58747	—	60
TLK60404	13	158
Other (1)	—	304

Total research and development expenses	$1,694	$2,825

(1)	“Other” constitutes research and development activities that cannot be allocated to any individual project.

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

General and Administrative Expenses

	Three Months Ended March 31,		%
	2011	2010	Change
	(in thousands, except percentages)
General and administrative	$1,994	$2,558	(22)%

The decrease in general and administrative expenses of 22%, or $564,000, for the three months ended March 31, 2011 compared to the same period in 2010 was primarily due to a decrease of $465,000 in workforce and corporate administrative expenses as a result of the restructuring plan implemented in November 2010 and decreased facility costs of $444,000 primarily due to the relocation of our corporate offices to a smaller facility in November 2010. The decrease was partially offset by an increase of $345,000 in legal and professional service expenses primarily due to new patent applications filed during the period.

We expect 2011 general and administrative expenses to be lower than the 2010 spending level as we undertake efforts to control expenses.

Stock-Based Compensation Expense

Employee stock-based compensation expense related to our share-based payment awards was as follows:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Research and development	$157	$257
General and administrative	164	457

Stock-based compensation expense before taxes	321	714
Related income tax benefits	—	—

Effect on net loss	$321	$714

The decreases in employee stock-based compensation expense for research and development, and general and administrative for the three months ended March 31, 2011 compared with the same period in 2010 were primarily due to options shares with higher fair values which vested in 2010.

Interest Income and Interest Expense

	Three Months Ended March 31,		%
	2011	2010	Change
	(in thousands, except percentages)
Interest and other income (expense), net	$14	$62	(77)%
Interest expense	—	(6)	(100)%

The decrease in interest and other income (expense), net of approximately $48,000 for the three months ended March 31, 2011 compared to the same period in 2010 was due primarily to a decrease in investment income resulting from lower investment cash balances and lower interest rates.

Interest expense for the three months ended March 31, 2010 was solely for interest payments on our UBS loan. There was no interest expense for the three months ended March 31, 2011

Liquidity and Capital Resources

	March 31, 2011	December 31, 2010
	(in millions, except ratios)
Cash, cash equivalents, investments and restricted investments	$20.2	$24.1
Working capital	$17.5	$20.7
Current ratio	6.2 : 1	6.6 : 1

	Three Months Ended March 31,
	2011	2010
	(in millions)
Cash (used in) / provided by:
Operating activities	$(4.1)	$(4.5)
Investing activities	$1.1	$—
Financing activities	$0.2	$(3.1)

Sources and Uses of Cash. Due to significant research and development expenditures and the lack of any approved products to generate revenue, we have not been profitable and have generated operating losses since we incorporated in 1988. As such, we have funded our research and development operations through the sale of equity securities, non-equity payments from corporate partners, interest earned on investments, government grants and equipment lease and loan financings. At March 31, 2011, we had available cash, cash equivalents, investments and restricted investments of $20.2 million. Our cash and investment balances are held in a variety of interest-bearing instruments including obligations of U.S. government agencies and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk.

Cash Flows from Operating Activities. Cash used in operations for the three months ended March 31, 2011 was $4.1 million compared with $4.5 million for the same period in 2010. Net loss of $3.7 million in the three months ended March 31, 2011 included non-cash charges of $321,000 for stock-based compensation, $7,000 for depreciation and amortization. Cash used in operations was further impacted by a $471,000 reduction in accounts payable primarily due to payments made during the three months ended March 31, 2011 related to our office relocation at the end of 2010 and a $361,000 reduction in accrued facility exit costs due to payments made on our Porter Drive facility partially offset by sublease payments received. Operating cash outflows for the same period in 2010 resulted primarily from a net loss of $5.3 million which included non-cash charges of $714,000 for stock-based compensation, $93,000 for depreciation and amortization and $61,000 for the decrease in the fair value of marketable securities and was partially offset by a $61,000 reduction in value of the put option associated with the UBS ARS Rights. Cash used in 2010 was further impacted by a $148,000 reduction in accrued liabilities related primarily to payments made during the three months ended March 31, 2010 for 2009 audit and tax services and was partially offset by a decrease of $134,000 in other receivables and an approximately $94,000 increase in accounts payable.

Cash Flows from Investing Activities. Cash provided by investing activities for the three months ended March 31, 2011 was $1.1 million compared with $382,000 for the same period in 2010. Cash provided in the three months ended March 31, 2011 was primarily from $6.3 million in investment maturities and $199,000 in investment sales partially offset by the purchase of available-for-sale investments of $5.5 million. We had no capital expenditures for the three months ended March 31, 2011. Cash provided by investing activities for the same period in 2010 was primarily from $8.0 million in investment maturities and $4.2 million in investment sales which included a $4.0 million sale of our ARS to UBS on February 12, 2010 and was partially offset by the purchase of available-for-sale investments of $11.8 million.

Cash Flows from Financing Activities. Cash provided by financing activities for the three months ended March 31, 2011 was approximately $227,000 compared with cash used in financing activities of $3.1 million for the same period in 2010. Cash provided by financing activities for the three months ended March 31, 2011 was primarily due to proceeds from stock purchases under our employee stock purchase plan and stock option exercises. Financing activities for the same period in 2010 comprised a $3.1 million payment on our remaining UBS loan balance and was offset by $33,000 in proceeds from stock purchases under our employee stock purchase plan.

Working Capital. Working capital decreased to $17.5 million at March 31, 2011 from $20.7 million at December 31, 2010. The decrease in working capital was primarily due to our use of cash for our clinical studies and operating expenses.

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

Our future contractual obligations net of rental income from sublease at March 31, 2011 were as follows:

	Total	2011	2012-2013	2014-2015	After 2015
	(in thousands)
Operating leases	$4,946	$1,399	$3,086	$461	$—

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

Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio. To minimize the exposure due to adverse shifts in interest rates we maintain investments of shorter maturities. Our marketable securities portfolio is primarily invested in U.S. treasury and U.S. government agency securities with an average maturity of less than one year and a minimum investment grade rating of A or A-1 or better to minimize credit risk. Although changes in interest rates may affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments were sold prior to maturity. Through our money managers, we maintain risk management control systems to monitor interest rate risk. The risk management control systems use analytical techniques, including sensitivity analysis. We have operated primarily in the United States and all funding activities with our collaborators to date have been made in U.S. dollars. Accordingly, we do not have any exposure to foreign currency rate fluctuations.

The table below presents the principal amounts and weighted-average interest rates by year of stated maturity for our investment portfolio:

	2011	2012 and Beyond	Total	Fair Value at March 31, 2011
		(in thousands, except percentages)
Available-for-sale securities	$16,591	—	$16,591	$16,592
Average interest rate	0.26%	0.00%	0.26%

Item 4.	Controls and Procedures.

Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and Vice President, Finance and Controller, evaluated the effectivness of our disclosure controls and procedures as of March 31, 2011. Based on such evaluation, our Chief Executive Officer and Vice President, Finance and Controller concluded that, subject to limitations described below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), were effective as of March 31, 2011.

Changes in internal control over financial reporting. There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Limitations on the effectiveness of controls. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our Chief Executive Officer and Vice President, Finance and Controller have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures were sufficiently effective to provide reasonable assurance that the objectives of our disclosure control system were met.

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

The risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 2, 2011, are set forth below. These risk factors have not substantively changed, except for those identified by asterisk and restated below.

If we are unable to raise adequate funds in the future, we will not be able to continue to fund our operations, research programs, preclinical testing and clinical trials to develop and manufacture our drug product candidates.*

The process of carrying out the development of our own unpartnered product candidates to later stages of development and developing other research programs to the stage that they may be partnered to a pharmaceutical or biotechnology company will require significant additional expenditures, including the expenses associated with preclinical testing, clinical trials and obtaining regulatory approval. We believe that our existing cash and investment securities will be sufficient to support our current operating plan until the third quarter of 2012. However, unanticipated changes in our research and development plans or other changes affecting our operating expenses may affect actual consumption of existing cash resources. In any event, we will require substantial additional financing to fund our operations in the future. We do not know whether additional financing will be available when needed or that, if available, we will be able to obtain financing on terms favorable to our stockholders. In addition, the tight credit markets and concerns regarding the availability of credit, particularly in the United States, may also negatively impact our ability to raise additional capital to fund our business. As of March 31, 2011, our accumulated deficit was $532.0 million, and we expect to incur capital outlays and operating expenditures for the next several years as we continue our clinical, research and development activities. The extent of any actual increase in operating or capital spending will depend in part on the clinical success of our product candidates. If we fail to raise adequate funds on terms acceptable to us, if at all, we will not be able to continue to fund our operations, research programs, preclinical testing, clinical trials and manufacturing efforts.

We have a history of net losses, which we expect to continue for the next several years. We will never be profitable unless we develop, and obtain regulatory approval and market acceptance of, our product candidates.*

To date, we have not obtained regulatory approval for the commercial sale of any products, and we have not received any revenue from the commercial sale of products. Due to the significant research and development expenditures required to develop our TRAP technology and identify new product candidates, and the lack of any products to generate revenue, we have not been profitable and have incurred operating losses since we were incorporated in 1988. As of March 31, 2011, we had an accumulated deficit of $532.0 million. We expect to incur losses for the next several years as we continue our research and development activities and incur significant clinical testing and drug supply manufacturing costs. We do not anticipate that we will generate product revenue for at least several years. Our losses, among other things, have caused and will cause our stockholders’ equity and working capital to decrease. We expect that this trend will continue until we develop, and obtain regulatory approval and market acceptance of, our product candidates, if at all. We may never generate product revenue sufficient to become profitable.

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

Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if we are delisted from Nasdaq or if we are unable to transfer our listing to another stock market. *

On September 19, 2008, we received a letter from the Nasdaq Listing Qualifications Department indicating that, for 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Market under Nasdaq Marketplace Rule 5550(a)(2). The letter also stated that we were given 180 calendar days to regain compliance with this listing requirement, which may be accomplished if the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days. Subsequently, Nasdaq implemented temporary suspensions of the minimum bid price requirement. Effective January 7, 2010, we transferred the listing of our common stock from the Nasdaq Global Market to the Nasdaq Capital Market, and we were provided an additional 180-day period to regain compliance. On April 22, 2010, we received notice from Nasdaq that we had regained compliance with the minimum bid price requirement. Subsequently, the bid price for our common stock fluctuated below the levels required by Nasdaq rules for continued listing. On July 21, 2010, we received notice from Nasdaq that the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market and that we had 180 calendar days to regain compliance. On January 19, 2011, we received a notice from Nasdaq indicating that, while we had not regained compliance with the $1.00 per share requirement, Nasdaq determined that Telik was eligible to receive an additional 180-day period to regain compliance. On February 10, 2011, we received a notice from Nasdaq indicating that for the preceding, ten consecutive business days, the closing bid price of our common stock was $1.00 per share or greater and we had regained compliance with the $1.00 per share minimum bid price requirement. On April 21, 2011, we received notice from Nasdaq that the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market and that we have 180 calendar days, or until October 18, 2011 to regain compliance. We cannot assure you that we will be able to regain the minimum bid price, and even if so, maintain it or other Nasdaq listing requirements.

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

Our stock price may be volatile, you may not be able to resell your shares at or above your purchase price.*

Our stock prices and the market prices for securities of biotechnology companies in general have been highly volatile, with recent significant price and volume fluctuations, and may continue to be highly volatile in the future. For example, our stock price dropped by 71% on the day following the announcement in December 2006 that the preliminary top-line results of our first three Phase 3 trials did not meet primary end-points. During the three months ended March 31, 2011, our common stock traded between $0.75 and $1.25, and on March 31, 2011, our common stock closed at $0.90. You may not be able to sell your shares quickly or at the market price if we are delisted from Nasdaq Capital Market or if we are unable to transfer listing to another stock market, or if trading in our stock is not active or the volume is low. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock, some of which are beyond our control:

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

TELIK, INC.

/s/ WENDY WEE
Wendy Wee
Vice President, Finance and Controller
(Principal Financial and Accounting Officer)

Date: May 16, 2011

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