Form 10-Q
period 2011-06-30
TELIK INC
filed 2011-08-12
CIK 1109196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 201 1

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

The number of shares of common stock outstanding as of July 31, 2011 was 53,957,177.

TELIK, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

TELIK, INC.

CONDENSED BALANCE SHEETS

(In thousands)

	June 30, 2011	December 31, 2010
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$6,874	$7,768
Short-term investments	9,987	15,847
Interest and other receivables	65	214
Prepaids and other current assets	630	643

Total current assets	17,556	24,472
Property and equipment, net	3	11
Restricted investments	250	449
Other assets	97	97

Total assets	$17,906	$25,029

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$419	$932
Accrued clinical trial costs	248	226
Accrued compensation	444	661
Accrued liabilities	504	478
Current portion of facility exit costs	1,450	1,439

Total current liabilities	3,065	3,736
Noncurrent portion of facility exit costs	2,188	2,923
Long-term deferred rent	5	1
Commitments and contingencies
Stockholders’ equity:
Common stock	540	536
Additional paid-in capital	547,087	546,141
Accumulated other comprehensive income (loss)	3	(1)
Accumulated deficit	(534,982)	(528,307)

Total stockholders’ equity	12,648	18,369

Total liabilities and stockholders’ equity	$17,906	$25,029

See accompanying Notes to Condensed Financial Statements.

TELIK, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Operating costs and expenses:
Research and development	$1,465	$2,808	$3,159	$5,633
General and administrative	1,546	2,197	3,540	4,755

Total operating costs and expenses	3,011	5,005	6,699	10,388

Loss from operations	(3,011)	(5,005)	(6,699)	(10,388)
Interest and other income, net	10	59	24	121
Interest expense	—	—	—	(6)

Net loss	$(3,001)	$(4,946)	$(6,675)	$(10,273)

Basic and diluted net loss per share	$(0.06)	$(0.09)	$(0.12)	$(0.19)

Shares used to calculate basic and diluted net loss per share	53,956	53,522	53,824	53,494

See accompanying Notes to Condensed Financial Statements.

TELIK, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(6,675)	$(10,273)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8	186
Gain on disposal of property and equipment	—	(5)
Stock-based compensation expense	710	1,134
Change in fair value of marketable securities	—	111
Change in fair value of rights to sell ARS to UBS	—	(111)
Changes in assets and liabilities:
Other receivables	149	98
Prepaids and other current assets	13	65
Accounts payable	(513)	106
Accrued liabilities	(165)	(186)
Accrued facility exit costs	(724)	—

Net cash used in operating activities	(7,197)	(8,875)

Cash flows from investing activities:
Purchases of investments	(7,901)	(13,765)
Sales of investments	199	4,224
Maturities of investments	13,765	15,000
Proceeds from sale of property and equipment	—	5

Net cash provided by investing activities	6,063	5,464

Cash flows from financing activities:
Payments under financing arrangement	—	(3,100)
Proceeds from issuance of common stock	240	34

Net cash provided by (used in) financing activities	240	(3,066)

Net decrease in cash and cash equivalents	(894)	(6,477)
Cash and cash equivalents at beginning of period	7,768	12,251

Cash and cash equivalents at end of period	$6,874	$5,774

Supplementary information:
Interest paid	$—	$6

See accompanying Notes to Condensed Financial Statements.

TELIK, INC.

Notes to Condensed Financial Statements

(Unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies

We have prepared the accompanying condensed financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, or the Exchange Act. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We believe all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included herein. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or any other future period. The condensed balance sheet at December 31, 2010 has been derived from the audited financial statements at that date. You should read these condensed financial statements and notes in conjunction with our audited financial statements for the year ended December 31, 2010, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2011.

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

Fair Value of Financial Instruments

We used the provisions of ASC 820, “Fair Value Measurements and Disclosure,” to determine the fair values of our financial and nonfinancial assets and liabilities where applicable. ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. The objective of fair value measurement is to determine the price that would be received to sell the asset or paid to transfer the liability (an exit price) in an orderly transaction between market participants at the measurement date. The statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and that market participant assumptions include assumptions about risk and effect of a restriction on the sale or use of an asset. To increase consistency and comparability in fair value measurement and related disclosures, this statement establishes a fair value hierarchy that prioritize the inputs to valuation techniques used to measure fair value into three broad levels: (1) Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date; (2) Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly through corroboration with observable market data; and (3) Level 3 inputs are unobservable inputs for asset or liability that reflect the reporting entity’s own assumptions about risk and the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

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

Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2011, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, that are of significance, or potential significance to us.

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220)-Presentation of Comprehensive Income, “ASU 2011-05”, to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU 2011-05 should be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We are currently evaluating the potential impact of adopting ASU 2011-05 on our financial statements.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820)-Fair Value Measurement, “ASU 2011-04”, which changes the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements in order to improve consistency in the application and description of fair value between U.S. GAAP and International Financial Reporting Standards, “IFRS”. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and enhances the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-04 is effective during interim and annual periods beginning after December 15, 2011, with early adoption prohibited. The new guidance will require prospective application. We are currently evaluating the potential impact of adopting ASU 2011-04 on our financial statements.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements, “ASU 2010-06”, to improve disclosures related to fair value measurements. This guidance requires new disclosures as well as clarifies certain existing disclosure requirements. Under ASU 2010-06, companies are required to provide separate information about significant transfers in and out of Level 1 and Level 2 of the fair value hierarchy as well as the reasons for such transfers, and a reconciliation of purchases, sales, issuances, and settlements activities valued using Level 3 inputs on a gross basis. ASU 2010-06 also clarifies the requirement to determine the level of disaggregation for fair value measurement disclosures and the requirement to disclose valuation techniques and inputs used for both recurring and nonrecurring fair value measurements in either Level 2 or Level 3. ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure about purchases, sales, issuances, and settlements in the rollforward of activity for Level 3 fair value measurement which was effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We have adopted ASU 2010-06 for Level 1 and 2 disclosure requirements since the quarter ended March 31, 2010 and adopted ASU 2010-06 for Level 3 requirement on January 1, 2011. The adoption of this guidance increases the level of disclosures in our financial statements related to fair value measurements.

2. Employee Stock-Based Compensation

Stock-based Compensation

Total estimated stock-based compensation expense, related to all of our share-based payment awards recognized under ASC 718, “Compensation—Stock Compensation” comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Research and development	$183	$175	$340	$432
General and administrative	206	245	370	702

Stock-based compensation expense before taxes	389	420	710	1,134

Effect on net loss	$389	$420	$710	$1,134

Because we had a net operating loss carryforward as of June 30, 2011, no tax benefits for the tax deductions related to stock-based compensation expense were recognized in our condensed statements of operations. Additionally, no incremental tax benefits were recognized from stock options exercised in the three and six months ended June 30, 2011 and 2010, which would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities. As of June 30, 2011, $1.6 million of total unrecognized compensation costs, net of forfeitures, related to non-vested service based awards is expected to be recognized over a weighted average period of 1.39 years.

Valuation Assumptions

We used a Black-Scholes-Merton option valuation model, or the Black-Scholes model, to determine the stock-based expense recognized under ASC 718. Our expected stock-price volatility assumption was based solely on the weighted average of the historical volatility as there was insufficient traded option activity for us to use implied volatility. The expected term of stock awards under the ESPP was based on the weighted average purchase periods of each offering. The expected term of stock options granted is based on the simplified method in accordance with Staff Accounting Bulletin No. 110, or SAB 110, as our historical share option exercise experience does not provide a reasonable basis for estimation. The risk-free interest rate was based on the U.S. Treasury yield for a period consistent with the expected term of the stock award in effect at the time of the grant. Assumptions used in the Black-Scholes model were as follows:

	Stock Option Plans		Stock Purchase Plan
	Three Months Ended June 30,		Three Months Ended June 30,
	2011	2010*	2011**	2010**
Weighted expected stock price volatility	104.9%	—	—	—
Weighted risk-free interest rate	2.14%	—	—	—
Weighted expected life (in years)	5.53	—	—	—
Weighted expected dividend yield	—	—	—	—

	Stock Option Plans		Stock Purchase Plan
	Six Months Ended June 30,		Six Months Ended June 30,
	2011	2010*	2011	2010**
Weighted expected stock price volatility	104.9%	—	72.2%	—
Weighted risk-free interest rate	2.14%	—	0.38%	—
Weighted expected life (in years)	5.53	—	1.25	—
Weighted expected dividend yield	—	—	—	—

*	We did not grant any stock options during these periods.
**	We did not have any new ESPP offerings or new participants during these periods.

3. Comprehensive Loss

Comprehensive loss consists of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes changes in unrealized gains (losses) on investments. The activity in comprehensive loss was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Net loss	$(3,001)	$(4,946)	$(6,675)	$(10,273)
Changes in unrealized gains (losses) on investments	2	7	4	5

Comprehensive loss	$(2,999)	$(4,939)	$(6,671)	$(10,268)

4. Basic and Diluted Net Loss per Share

Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period.

Weighted average outstanding options to purchase 10,990,559 and 12,398,912 shares of our common stock before application of the treasury method for the three months ended June 30, 2011 and 2010; and 11,181,863 and 12,478,675 shares of our common stock before application of the treasury method for the six months ended June 30, 2011 and 2010 were excluded from the diluted net loss per common share calculations because inclusion of such options would be anti-dilutive.

5. Fair Value Measurements on a Recurring Basis

We measure certain financial assets at fair value on a recurring basis, including cash equivalents and available-for-sale securities. The fair value of these financial assets was determined based on a three-tier fair value hierarchy as described in Note 1, which prioritizes the inputs used in measuring fair value.

The following table presents information about our financial assets that are measured at fair value on a recurring basis as of June 30, 2011 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

		Fair Value Measurement at June 30, 2011 Using
	June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Available-for-sale securities:
Money market funds	$5,523	$5,523	$—	$—
US government agencies	10,487	—	10,487	—

Total	$16,010	$5,523	$10,487	$—

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

There were no transfers between Level 1 and Level 2 measurements in the three and six months ended June 30, 2011 and in the year ended December 31, 2010.

6. Cash, Cash Equivalents, Investments and Restricted Investments

The following is a summary of estimated fair value of cash and cash equivalents, investments and restricted investments:

	June 30, 2011	December 31, 2010

	(in thousands)
Certificate of deposits	$250	$449
US government agencies	10,487	20,734
Cash and money market funds	6,374	2,881

Total	$17,111	$24,064

Reported as:
Cash and cash equivalents	$6,874	$7,768
Short-term investments	9,987	15,847
Restricted investments	250	449

Total	$17,111	$24,064

The following is a summary of amortized cost, unrealized gains and losses, and estimated fair value of cash and cash equivalents and market securities held as available-for-sale.

	June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Certificate of deposits	$250	$—	$—	$250
US government agencies	10,484	3	—	10,487
Cash and money market funds	6,374	—	—	6,374

Total	$17,108	$3	$—	$17,111

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Certificate of deposits	$449	$—	$—	$449
US government agencies	20,735	2	(3)	20,734
Cash and money market funds	2,881	—	—	2,881

Total	$24,065	$2	$(3)	$24,064

There were no realized gains or losses on sales of available-for-sale securities for the three and six months ended June 30, 2011 and 2010. Realized gains and losses were calculated based on the specific identification method.

There were no investments in unrealized loss positions for which other-than-temporary impairments were not recognized at June 30, 2011. Investments which were in unrealized loss positions for which other-than-temporary impairments were not recognized at December 31, 2010 are summarized below:

	Less Than 12 Months		12 Months or Greater		Total
At December 31, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
US government agencies	$8,482	$(3)	$—	$—	$8,482	$(3)

Total	$8,482	$(3)	$—	$—	$8,482	$(3)

The following is a summary of the cost and estimated fair value of marketable debt securities, held as available-for-sale at June 30, 2011 and December 31, 2010, classified by stated maturity date of the security:

	June 30, 2011		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Mature in less than one year	$10,484	$10,487	$20,735	$20,734

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

The following table summarizes the activities related to accrued facility exit costs for the six months ended June 30, 2011 (in thousands):

Balance as of December 31, 2010	$4,362
Amounts paid during the period	(1,909)
Amounts received during the period	1,182
Non-cash accretion	3

Balance as of June 30, 2011	$3,638

Reported as current portion	$1,450
Reported as noncurrent portion	$2,188

8. Restructuring Plans

We implemented a restructuring plan in November 2010, ultimately reducing our workforce by ten positions and accrued a restructuring charge of approximately $425,000, including employee severance costs, health benefits and personnel related costs. In connection with the restructuring plan, we paid $232,000 in December 2010, $140,000 in the quarter ended March 31, 2011 and $48,000 in the quarter ended June 30, 2011. The remaining balance of $5,000 is expected to be paid in the third quarter of 2011.

9. Commitments

Operating Leases

In November 2010, we entered into a 28-month lease agreement for 8,620 square feet of office space at 700 Hansen Way in Palo Alto, California and relocated our corporate offices to this facility.

We also lease approximately 92,000 square feet located at 3165 Porter Drive in Palo Alto, California, which we have subleased to a tenant effective November 2010 through May 2014 when our master lease expires. Pursuant to the terms of the master lease, we are required to maintain a security deposit, in the form of a letter of credit equal to approximately $250,000. This letter of credit must be secured by either a deposit account or a securities account and at June 30, 2011, the security deposit is in the form of securities that are classified in the balance sheet as restricted investments. This collateral account is managed in accordance with our investment policy, and is restricted as to withdrawal.

Future minimum rental payments under our non-cancelable operating leases as of June 30, 2011 are as follows:

Operating Leases
(in thousands)
Years ending December 31,
2011	2,124
2012	4,370
2013	3,685
2014	1,537
2015	—

Total future minimum rental payments	11,716
Less aggregate future minimum rentals to be received from subleases	(7,239)

Total	$4,477

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Statements of Expected Future Performance

This Quarterly Report on Form 10-Q contains statements indicating expectations about future performance and other forward-looking statements that involve risks and uncertainties. We usually use words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “future,” “intend,” “potential,” or “continue” or the negative of these terms or similar expressions to identify forward-looking statements. These statements appear throughout this Quarterly Report on Form 10-Q and are statements regarding our current intent, belief or expectation, primarily with respect to our operations and related industry developments. Examples of these statements include, but are not limited to, statements regarding the following: the timing and implications of results of our Phase 2 clinical trials, the progress of our research programs, including clinical testing, the extent to which our issued and pending patents may protect our products and technology, our ability to identify new product candidates using TRAP technology (our proprietary Target-Related Affinity Profiling technology), the potential of such product candidates to lead to the development of safer or more effective therapies, our ability to develop the technology derived from our collaborations, our anticipated timing for filing additional Investigational New Drug applications, or INDs, with the FDA, or for the initiation or completion of Phase 1, Phase 2 or Phase 3 clinical trials for any of our product candidates, our future operating expenses, our future losses, our future expenditures for research and development, the sufficiency of our cash resources and ability to raise adequate funds in the future. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

We have incurred net losses since inception and expect to incur losses for the next several years as we continue our research and development activities. During the six months ended June 30, 2011, loss from operations was $6.7 million and net loss was $6.7 million. Net cash used in operations for the six months ended June 30, 2011 was $7.2 million and net cash, cash equivalents, investments and restricted investments at June 30, 2011 were $17.1 million. As of June 30, 2011, we had an accumulated deficit of $535.0 million.

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

We are subject to risks common to biopharmaceutical companies, including the need for capital, risks inherent in our research, development and commercialization efforts, preclinical testing, clinical trials, uncertainty of regulatory and marketing approvals, enforcement of patent and proprietary rights, potential competition and retention of key employees. In order for a product to be commercialized, it will be necessary for us to conduct preclinical tests and clinical trials, demonstrate efficacy and safety of our product candidates to the satisfaction of regulatory authorities, obtain marketing approval, enter into manufacturing, distribution and marketing arrangements, obtain market acceptance and, in many cases, obtain adequate reimbursement from government and private insurers. We cannot provide assurance that we will generate revenues or achieve and sustain profitability in the future.

We have carried out four workforce reductions since 2007, the most recent of which was completed in November 2010. As a result of our restructuring plans, we believe our existing cash resources will be sufficient to satisfy our current operating plan until the third quarter of 2012. However, changes in our research and development plans or other changes affecting our operating expenses may affect actual future consumption of existing cash resources. In any event, we will require substantial additional financing to fund our operations in the future and our ability to continue operations will be dependent on our ability to obtain funding. We have been and are currently actively seeking collaborative arrangements with corporate partners to fund the development and commercialization of TELINTRA, our lead product candidate and TELCYTA, our other product candidate. We may also seek to raise additional funds through equity or debt financings and sales transactions as well as other sources such as research grants from non-profit organizations.

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

Clinical Product Development

TELINTRA, our lead drug product candidate in clinical development, is a small molecule glutathione analog inhibitor of the enzyme glutathione S-transferase P1-1, or GST P1-1. We are developing TELINTRA for the treatment of blood disorders associated with low blood cell levels, such as neutropenia or anemia. In 2008, we initiated a Phase 2 clinical trial of TELINTRA tablets, for the treatment of patients with Myelodysplastic Syndrome, or MDS. The trial for MDS completed enrollment of 86 patients and we presented the results at the annual meeting of the American Society of Hematology, or ASH, in December 2010. In the second quarter of 2009, we initiated a Phase 2 randomized study in Severe Chronic Neutropenia, or SCN, to determine the effect of TELINTRA tablets on absolute neutrophil count in patients with this disease. We terminated this trial in the second quarter of 2011 prior to completion of enrollment due to the scarcity of SCN patients and our focus on MDS. In the fourth quarter of 2009, we initiated a Phase 1 dose-ranging study of TELINTRA tablets in combination with lenalidomide in patients with MDS. We have completed enrollment of this study and expect to have results by the end of 2011. In June 2011, we initiated a Phase 2 clinical trial to evaluate TELINTRA tablets in patients with lenalidomide refractory or resistant, deletion 5q myelodysplastic syndrome, or del 5q MDS. This multicenter trial is intended to enroll up to 117 evaluable patients. The first planned interim analysis occurs after one-third of the patients have completed therapy. We currently expect the first interim analysis to occur in early 2013. Depending on the results of the interim analysis, additional enrollment may continue with two additional analyses planned.

TELCYTA, our other product candidate, is a small molecule cancer drug product candidate designed to be activated in cancer cells. TELCYTA has been evaluated in multiple Phase 2 and Phase 3 clinical trials, including trials using TELCYTA as monotherapy and in combination regimens in ovarian, non-small cell lung, breast and colorectal cancer. Results from these clinical trials indicate that TELCYTA monotherapy was generally well-tolerated, with mostly mild to moderate side effects, particularly when compared to the side effects and toxicities of standard chemotherapeutic drugs. When TELCYTA was evaluated in combination with standard chemotherapeutic drugs, the tolerability of the combinations was similar to that expected of each drug alone. Clinical activity including objective tumor responses and/or disease stabilization was reported in the TELCYTA Phase 2 trials; however, TELCYTA did not meet its primary endpoints in the Phase 3 studies. In May 2010, we initiated an investigator led study at a single site of TELCYTA in patients with refractory or relapsed mantle cell lymphoma, diffuse large B cell lymphoma, and multiple myeloma. Enrollment for this study is expected to range between 18 to 48 patients based on the number of responses observed. Completion of enrollment is expected by the end of 2012. We are currently seeking a partnership with a pharmaceutical or biotechnology company to further advance the development and commercialization of TELCYTA.

We will need to raise additional funds in the near future in order to see our current active and planned clinical trials to completion.

Preclinical Drug Product Development

TLK60404 – Aurora Kinase/VEGFR Inhibitors

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

TLK60357 – Antimitotic Agent

Using our TRAP technology, we have discovered TLK60357, a novel, potent small molecule inhibitor of cell division. TLK60357 inhibits the formation of microtubules that are necessary for cancer cell growth leading to persistent cancer cell block and subsequent cell death at the G2/M cell cycle. This compound demonstrates potent broad-spectrum anticancer activity against a number of human cancer cells. This compound also displays oral efficacy in multiple, standard preclinical models of cancer. Since we are currently focused on TELINTRA and TELCYTA development, no additional expenditure on this compound is expected.

TLK60596 – VEGFR Inhibitor

TLK60596 is a small-molecule dual inhibitor of VEGFR1 and VEGFR2 kinase. VEGFR1/2 kinases are known to mediate the formation of new blood vessels in human cancers allowing them to grow. In standard animal models of human colon cancer, oral administration of TLK60596 significantly reduced tumor growth. As we are currently focused on TELINTRA and TELCYTA development, no additional expenditure on this compound is expected.

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

Nasdaq Stock Listing Compliance

On September 19, 2008, we received notification from Nasdaq informing us that the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Market under Nasdaq Marketplace Rule 5550(a)(2). Effective January 7, 2010, we transferred the listing of our common stock from the Nasdaq Global Market to the Nasdaq Capital Market. On April 22, 2010, we received notification from Nasdaq that we have regained compliance with the minimum bid price requirement. Since May 20, 2010, the bid price for our common stock had again fluctuated below the levels required by Nasdaq rules for continued listing. On July 21, 2010, we received notice from Nasdaq that the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market. On February 10, 2011, we received a notification from Nasdaq that we regained compliance with the minimum bid price requirement. On April 21, 2011, we received notice from Nasdaq that the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market and that we have 180 calendar days, or until October 18, 2011 to regain compliance. If at any time before October 18, 2011 the bid price of our common stock closes at $1.00 per share or more for a minimum of ten consecutive business days, Nasdaq will provide written notification that we have achieved compliance. Nasdaq may require us to maintain a closing bid price of at least $1.00 per share for a longer period before determining that we have achieved compliance. If we do not regain compliance by October 18, 2011, we may be eligible for an additional 180 calendar day grace period if it meets the continued listing requirement for market value of publicly held shares and all other initial listing standards, with the exception of bid price. If Nasdaq determines that we will not be able to cure the deficiency, or if we are otherwise not eligible, then Nasdaq would provide written notification that our common stock will be delisted, after which we may appeal the delisting determination to a Hearings Panel.

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

Results of Operations

Revenues

We did not record any revenues for the three and six months ended June 30, 2011 or in 2010. Future non-product revenues, if any, will depend upon the extent to which we enter into new collaborative research agreements and the amounts of payments relating to such agreements.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2011 and 2010 were $1.5 million and $2.8 million. Research and development expenses for the six months ended June 30, 2011 and 2010 were $3.2 million and $5.6 million. Our research and development activities consist primarily of drug development, clinical supply manufacturing, clinical activities, discovery research, screening and identification of product candidates and preclinical studies. We group these activities into two major categories: “research and preclinical” and “clinical development.”

The approximate costs associated with research and preclinical and clinical development activities were as follows:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2011	2010	Change	2011	2010	Change
	(In thousands, except percentages)
Research and preclinical	$381	$764	(50)%	$863	$1,497	(42)%
Clinical development	1,084	2,044	(47)%	2,296	4,136	(44)%

Total research and development	$1,465	$2,808	(48)%	$3,159	$5,633	(44)%

The decrease of 48%, or $1.3 million, in research and development expenses for the three months ended June 30, 2011 compared to the same period in 2010 was primarily due to the following:

•

decreased costs of approximately $1.1 million associated with workforce reduction as a result of our November 2010 restructuring plan and reduced facility costs as we relocated our corporate offices to a smaller facility in November 2010; and

•	decreased clinical trial expenses of approximately $259,000 related to the completion of our Phase 2 TELINTRA tablets for MDS and $86,000 in clinical drug supply manufacturing costs;

•

offset by increased clinical development expenses of approximately $91,000 for our ongoing Phase 1 dose-ranging study of TELINTRA tablets in combination with lenalidomide in patients with MDS and Phase 2 TELCYTA in patients with Refractory or Relapsed Mantle Cell lymphoma, Diffuse Large B Cell Lymphoma, and Multiple Myeloma clinical studies.

The decrease of 44%, or $2.5 million, in research and development expenses for the six months ended June 30, 2011 compared to the same period in 2010 was primarily due to the following:

•

decreased costs of approximately $2.2 million associated with workforce reduction as a result of our November 2010 restructuring plan and reduced facility costs as we relocated our corporate offices to a smaller facility in November 2010;

•	decreased clinical trial expenses of approximately $420,000 related to the completion of our Phase 2 TELINTRA tablets for MDS and $118,000 in clinical drug supply manufacturing costs;

•	decreased expenses of approximately $65,000 for TLK60404-Aurora Kinase pre-clinical development program; and

•

offset by increased clinical development expenses of approximately $311,000 for our ongoing Phase 1 dose-ranging study of TELINTRA tablets in combination with lenalidomide in patients with MDS and Phase 2 TELCYTA in patients with Refractory or Relapsed Mantle Cell lymphoma, Diffuse Large B Cell Lymphoma, and Multiple Myeloma clinical studies.

We expect total research and development expenditures in 2011 to be lower than 2010 as we focus our resources mainly on advancing the clinical development of TELINTRA in MDS.

The following table summarizes our principal drug product candidate development initiatives:

	Related R&D Expenses Six Months ended June 30,
Product	2011	2010
	(in thousands)
TELCYTA	$844	$943
TELINTRA	2,291	3,814
TLK58747	—	108
TLK60404	24	302
Other (1)	—	466

Total research and development expenses	$3,159	$5,633

(1)	“Other” constitutes research and development activities that cannot be allocated to any individual project.

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

General and Administrative Expenses

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2011	2010	Change	2011	2010	Change
	(In thousands, except percentages)
General and administrative	$1,546	$2,197	(30)%	$3,540	$4,755	(26)%

The decrease in general and administrative expenses of 30%, or $651,000, for the three months ended June 30, 2011 compared to the same period in 2010 was primarily due to a decrease of $375,000 in workforce and corporate administrative expenses as a result of the restructuring plan implemented in November 2010 and decreased facility costs of $449,000 primarily due to the relocation of our corporate offices to a smaller facility in November 2010. The decrease was partially offset by an increase of $172,000 in legal and professional service expenses primarily due to business development and patent renewal activities.

The decrease in general and administrative expenses of 26%, or $1.2 million, for the six months ended June 30, 2011 compared to the same period in 2010 was primarily due to a decrease of $840,000 in workforce and corporate administrative expenses as a result of the restructuring plan implemented in November 2010 and decreased facility costs of $892,000 primarily due to the relocation of our corporate offices to a smaller facility in November 2010. The decrease was partially offset by an increase of $517,000 in legal and professional service expenses primarily relating to the filing of new patent applications during the period.

We expect 2011 general and administrative expenses to be lower than the 2010 spending level as we undertake efforts to control expenses.

Stock-Based Compensation Expense

Employee stock-based compensation expense related to our share-based payment awards was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Research and development	$183	$175	$340	$432
General and administrative	206	245	370	702

Stock-based compensation expense before taxes	389	420	710	1,134

Effect on net loss	$389	$420	$710	$1,134

The decreases in employee stock-based compensation expense for the three and six months ended June 30, 2011 compared with the same periods in 2010 were primarily due to options shares with higher fair values which vested in 2010 and partially offset by new options granted and vested during the three months ended June 30, 2011.

Interest Income and Interest Expense

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2011	2010	Change	2011	2010	Change
	(In thousands, except percentages)
Interest and other income, net	$10	$59	(83)%	$24	$121	(80)%
Interest expense	—	—	0%	—	(6)	(100)%

The decrease in interest and other income (expense), net of approximately $49,000 and $97,000 for the three and six months ended June 30, 2011 compared to the same periods in 2010 was due primarily to a decrease in investment income resulting from lower investment cash balances and lower interest rates.

Interest expense for the six months ended June 30, 2010 was solely for interest payments on our UBS loan. There were no interest expenses for the three months ended June 30, 2010 and for the six months ended June 30, 2011

Liquidity and Capital Resources

	June 30, 2011	December 31, 2010
	(in millions, except ratios)
Cash, cash equivalents, investments and restricted investments	$17.1	$24.1
Working capital	$14.5	$20.7
Current ratio	5.7 : 1	6.6 : 1

	Six Months Ended June 30,
	2011	2010
	(in millions)
Cash (used in) / provided by:
Operating activities	$(7.2)	$(8.9)
Investing activities	$6.1	$5.5
Financing activities	$0.2	$(3.1)

Sources and Uses of Cash. Due to significant research and development expenditures and the lack of any approved products to generate revenue, we have not been profitable and have generated operating losses since we incorporated in 1988. As such, we have funded our research and development operations through the sale of equity securities, non-equity payments from corporate partners, interest earned on investments, government grants and equipment lease and loan financings. At June 30, 2011, we had available cash, cash equivalents, investments and restricted investments of $17.1 million. Our cash and investment balances are held in a variety of interest-bearing instruments including obligations of U.S. government agencies and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk.

Cash Flows from Operating Activities. Cash used in operations for the six months ended June 30, 2011 was $7.2 million compared with $8.9 million for the same period in 2010. Net loss of $6.7 million in the six months ended June 30, 2011 included non-cash charges of $710,000 for stock-based compensation and $8,000 for depreciation. Cash used in operations was further impacted by a $513,000 reduction in accounts payable primarily due to payments related to our office relocation at the end of 2010 and a $724,000 reduction in accrued facility exit costs due to payments made on our Porter Drive facility partially offset by sublease payments received. In addition, cash used in operations in 2011 was partially offset by a $149,000 decrease in other receivables primarily due to investment interest received. Operating cash outflows for the same period in 2010 resulted primarily from a net loss of $10.3 million which included non-cash charges of $1.1 million for stock-based compensation, $186,000 for depreciation and $111,000 for the decrease in the fair value of our ARS which was partially offset by a $111,000 reduction in value of the put option associated with the UBS ARS Rights. Cash used in operations in 2010 was further impacted by an $186,000 reduction in accrued liabilities related primarily to payments made during the six months ended June 30, 2010 for 2009 audit and tax services and clinical trials site costs. Cash used in operations in 2010 was partially offset by a decrease of $98,000 in other receivables due to lower investment interest receivables and an approximately $106,000 increase in accounts payable.

Cash Flows from Investing Activities. Cash provided by investing activities for the six months ended June 30, 2011 was $6.1 million compared with $5.5 million for the same period in 2010. Cash provided in the six months ended June 30, 2011 was primarily from $13.8 million in investment maturities and $199,000 in investment sales partially offset by the purchase of available-for-sale investments of $7.9 million. We had no capital expenditures for the six months ended June 30, 2011. Cash provided by investing activities for the same period in 2010 was primarily from $15 million in investment maturities and $4.2 million in investment sales which included a $4.0 million sale of our ARS to UBS on February 12, 2010 and was partially offset by the purchase of available-for-sale investments of $13.8 million. We received $5,000 in proceeds from the sale of property and equipment and had no capital expenditures for the six months ended June 30, 2010.

Cash Flows from Financing Activities. Cash provided by financing activities for the six months ended June 30, 2011 was approximately $240,000 compared with cash used in financing activities of $3.1 million for the same period in 2010. Cash provided by financing activities for the six months ended June 30, 2011 was primarily due to proceeds from stock purchases under our employee stock purchase plan and stock option exercises. Financing activities for the same period in 2010 comprised a $3.1 million payment on our remaining UBS loan balance and was offset by $34,000 in proceeds from stock purchases under our employee stock purchase plan.

Working Capital. Working capital decreased to $14.5 million at June 30, 2011 from $20.7 million at December 31, 2010. The decrease in working capital was primarily due to our use of cash for our clinical studies and operating expenses.

We expect our annual 2011 cash requirements to be in the range of $14 million to $15 million. We believe our cash, cash equivalents and marketable securities as of June 30, 2011 will be sufficient to fund our projected operating requirements until the third quarter of 2012, including prosecuting our current trials, conducting research and discovery efforts towards additional product candidates and providing sufficient funds for working capital and general corporate purposes. We will need to raise additional capital in the near term in order to complete all the clinical trials we are currently conducting. We may raise funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently. Our future capital uses and requirements depend on numerous factors, including the following:

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

We need to raise additional capital or incur indebtedness in the near term to continue to fund our future operations. We may seek to raise capital through a variety of sources, including collaborative arrangements, licensing arrangements, public equity market, private equity financing, and/or public or private debt as well as other sources such as research grants from non-profit organizations. Our ability to raise additional funds will depend on clinical and regulatory events and factors related to financial, economic and market conditions, many of which are beyond our control. In addition, our ability to raise additional capital may be dependent upon our stock being quoted on the Nasdaq Capital Market. See “Nasdaq Stock Listing Compliance” above regarding our current listing status. If we are delisted, we will be substantially limited in our ability to raise capital through the sale of our securities in the public equity market. We cannot be certain that sufficient funds will be available to us when required or on satisfactory terms. If adequate funds are not available, we may be required to significantly reduce or refocus our operations or to obtain funds through arrangements that may require us to relinquish rights to certain of our products, technologies or potential markets, any of which could delay or require that we curtail our development programs or otherwise have a material adverse effect on our business, financial condition and results of operations. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in significant ownership dilution to our existing stockholders.

If we are unable to secure additional financing on a timely basis or on terms favorable to us, we may be required to cease or reduce certain research and development projects, to sell some or all of our technology or assets or to merge all or a portion of our business with another entity. Insufficient funds may require us to delay, scale back, or eliminate some or all of our activities, and if we are unable to obtain additional funding, there is uncertainty regarding our continued existence.

Our future contractual obligations net of rental income from sublease at June 30, 2011 were as follows:

	Total	2011	2012-2013	2014-2015	After 2015
	(in thousands)
Operating leases	$4,477	$930	$3,086	$461	$—

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

The table below presents the principal amounts and weighted-average interest rates by year of stated maturity for our investment portfolio:

	2011	2012 and Beyond	Total	Fair Value at June 30, 2011
	(in thousands, except percentages)
Available-for-sale securities	$10,484	—	$10,484	$10,487
Average interest rate	0.24%	0.00%	0.24%

Item 4.	Controls and Procedures.

Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and Vice President, Finance and Controller, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. Based on such evaluation, our Chief Executive Officer and Vice President, Finance and Controller concluded that, subject to limitations described below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), were effective as of June 30, 2011.

Changes in internal control over financial reporting. There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

If we are unable to raise adequate funds in the future, we will not be able to continue to fund our operations, research programs, preclinical testing and clinical trials to develop and manufacture our drug product candidates.*

The process of carrying out the development of our own unpartnered product candidates to later stages of development and developing other research programs to the stage that they may be partnered to a pharmaceutical or biotechnology company will require significant additional expenditures, including the expenses associated with preclinical testing, clinical trials and obtaining regulatory approval. We believe that our existing cash and investment securities will be sufficient to support our current operating plan until the third quarter of 2012. However, unanticipated changes in our research and development plans or other changes affecting our operating expenses may affect actual consumption of existing cash resources. In any event, we will require substantial additional financing in the near term in order to complete the clinical trials we are currently conducting and to fund our operations in the future. We do not know whether additional financing will be available when needed or that, if available, we will be able to obtain financing on terms favorable to our stockholders. In addition, the tight credit markets and concerns regarding the availability of credit, particularly in the United States, may also negatively impact our ability to raise additional capital to fund our business. If we are delisted on the Nasdaq Capital Market, our ability to raise additional capital in the public equity market will also be significantly limited. As of June 30, 2011, our accumulated deficit was $535.0 million, and we expect to incur capital outlays and operating expenditures for the next several years as we continue our clinical, research and development activities. The extent of any actual increase in operating or capital spending will depend in part on the clinical success of our product candidates. If we fail to raise adequate funds on terms acceptable to us, if at all, we will not be able to continue to fund our operations, research programs, preclinical testing, clinical trials and manufacturing efforts.

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

We have a history of net losses, which we expect to continue for the next several years. We will never be profitable unless we develop, and obtain regulatory approval and market acceptance of, our product candidates.*

To date, we have not obtained regulatory approval for the commercial sale of any products, and we have not received any revenue from the commercial sale of products. Due to the significant research and development expenditures required to develop our TRAP technology and identify new product candidates, and the lack of any products to generate revenue, we have not been profitable and have incurred operating losses since we were incorporated in 1988. As of June 30, 2011, we had an accumulated deficit of $535.0 million. We expect to incur losses for the next several years as we continue our research and development activities and incur significant clinical testing and drug supply manufacturing costs. We do not anticipate that we will generate product revenue for at least several years. Our losses, among other things, have caused and will cause our stockholders’ equity and working capital to decrease. We expect that this trend will continue until we develop, and obtain regulatory approval and market acceptance of, our product candidates, if at all. We may never generate product revenue sufficient to become profitable.

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

Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if we are delisted from Nasdaq and are unable to transfer our listing to another stock market. *

On September 19, 2008, we received a letter from the Nasdaq Listing Qualifications Department indicating that, for 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Market under Nasdaq Marketplace Rule 5550(a)(2). The letter also stated that we were given 180 calendar days to regain compliance with this listing requirement, which may be accomplished if the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days. Subsequently, Nasdaq implemented temporary suspensions of the minimum bid price requirement. Effective January 7, 2010, we transferred the listing of our common stock from the Nasdaq Global Market to the Nasdaq Capital Market, and we were provided an additional 180-day period to regain compliance. On April 22, 2010, we received notice from Nasdaq that we had regained compliance with the minimum bid price requirement. Subsequently, the bid price for our common stock fluctuated below the levels required by Nasdaq rules for continued listing. On July 21, 2010, we received notice from Nasdaq that the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market and that we had 180 calendar days to regain compliance. On January 19, 2011, we received a notice from Nasdaq indicating that, while we had not regained compliance with the $1.00 per share requirement, Nasdaq determined that Telik was eligible to receive an additional 180-day period to regain compliance. On February 10, 2011, we received a notice from Nasdaq indicating that for the preceding, ten consecutive business days, the closing bid price of our common stock was $1.00 per share or greater and we had regained compliance with the $1.00 per share minimum bid price requirement. On April 21, 2011, we received notice from Nasdaq that the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market and that we have 180 calendar days, or until October 18, 2011 to regain compliance. If at any time before October 18, 2011 the bid price of our common stock closes at $1.00 per share or more for a minimum of ten consecutive business days, NASDAQ will provide written notification that we have achieved compliance. NASDAQ may require us to maintain a closing bid price of at least $1.00 per share for a longer period before determining that we have achieved compliance. If we do not regain compliance by October 18, 2011, we may be eligible for an additional 180 calendar day grace period if it meets the continued listing requirement for market value of publicly held shares and all other initial listing standards, with the exception of bid price. If NASDAQ determines that we will not be able to cure the deficiency, or if we are otherwise not eligible, then NASDAQ would provide written notification that our common stock will be delisted, after which we may appeal the delisting determination to a Hearings Panel. We cannot assure you that we will be able to regain the minimum bid price, and even if so, maintain it or other Nasdaq listing requirements.

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

Working capital constraints may force us to delay our efforts to develop certain product candidates in favor of developing others, which may prevent us from commercializing all product candidates as quickly as possible. *

Because we have limited resources, and because research and development is an expensive process, we must regularly assess the most efficient allocation of our research and development budget. As a result, we have had to prioritize development candidates and may not be able to fully realize the value of some of our product candidates in a timely manner, as they will be delayed in reaching the market, if at all.

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

Our stock price may be volatile, you may not be able to resell your shares at or above your purchase price.*

Our stock prices and the market prices for securities of biotechnology companies in general have been highly volatile, with recent significant price and volume fluctuations, and may continue to be highly volatile in the future. For example, our stock price dropped by 71% on the day following the announcement in December 2006 that the preliminary top-line results of our first three Phase 3 trials did not meet primary end-points. During the six months ended June 30, 2011, our common stock traded between $0.43 and $1.25, and on June 30, 2011, our common stock closed at $0.78. You may not be able to sell your shares quickly or at the market price if we are delisted from Nasdaq Capital Market or if we are unable to transfer listing to another stock market, or if trading in our stock is not active or the volume is low. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock, some of which are beyond our control:

•	developments regarding, or the results of, our clinical trials;

•	announcements of technological innovations or new commercial products by our competitors or us;

•	the issuance of equity or debt securities of the Company, or disclosure or announcements relating thereto;

•	developments concerning proprietary rights, including patents;

•	developments concerning our collaborations;

•	publicity regarding actual or potential medical results relating to products under development by our competitors or us;

•	regulatory developments in the United States and foreign countries;

•	litigation;

•	economic and other external factors or other disaster or crisis; or

•	period-to-period fluctuations in our financial results.

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

Item 6.	Exhibits.

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

4.1	Specimen Stock Certificate. (3)

4.2	Telik’s Certificate of Designation of Series A Junior Participating Preferred Stock. (4)

4.3	Rights Agreement, between Telik and Wells Fargo Bank Minnesota, N.A., replaced by EquiServe Trust Company, N.A., as Rights Agent, dated November 2, 2001. (4)

4.4	Amendment to Rights Agreement between Telik, Inc. and Computershare Shareholder Services, Inc. and Computershare Trust Company, N.A., dated as of May 18, 2006. (5)

4.5	Second Amendment to Rights Agreement between Telik and Computershare Shareholder Services, Inc. and Computershare Trust Company, N.A., dated December 11, 2006. (6)

4.6	Amended and Restated Standstill Agreement between Telik and Eastbourne Capital Management, L.L.C. and certain related persons and entities, dated December 11, 2006. (6)

4.7	Agreement, by and among Telik, Eastbourne Capital Management, L.L.C., Black Bear Offshore Master Fund, L.P., Black Bear Fund I, L.P., Black Bear Fund II, L.L.C., and Richard J. Barry, dated May 18, 2006. (7)

4.8	Form of Common Stock Warrant and Warrant Certificate (8)

10.1	Lease, between Telik and The Board of Trustees of the Leland Stanford Junior University, dated November 24, 2010.

10.2	Lease, between Telik and Aricent US, Inc., dated November 22, 2010.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 2001, as filed on March 27, 2002 (File No. 000-31265).
(2)	Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K dated December 11, 2007, as filed on December 14, 2007 (File No. 000-31265).
(3)	Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1A filed on July 3, 2000 (File No. 333-33868).
(4)	Incorporated by reference to exhibits to our Current Report on Form 8-K dated November 2, 2001, as filed on November 5, 2001 (File No. 000-31265).
(5)	Incorporated by reference to Exhibit 4.5 on our Current Report on Form 8-K, dated and filed on May 18, 2006 (File No. 000-31265).
(6)	Incorporated by reference to exhibits to our Current Report on Form 8-K dated December 11, 2006, as filed on December 12, 2006 (File No. 000-31265).
(7)	Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, as filed on August 3, 2006 (File No. 000-31265).
(8)	Incorporated by reference to Exhibit 4.8 to our Registration Statement on Form S-3, as filed on August 8, 2011 (File No. 333-176121).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELIK, INC.

/s/ WENDY K. WEE
Wendy K. Wee
Vice President, Finance and Controller
(Principal Financial and Accounting Officer)

Date: August 12, 2011

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

4.1	Specimen Stock Certificate. (3)

4.2	Telik’s Certificate of Designation of Series A Junior Participating Preferred Stock. (4)

4.3	Rights Agreement, between Telik and Wells Fargo Bank Minnesota, N.A., replaced by EquiServe Trust Company, N.A., as Rights Agent, dated November 2, 2001. (4)

4.4	Amendment to Rights Agreement between Telik, Inc. and Computershare Shareholder Services, Inc. and Computershare Trust Company, N.A., dated as of May 18, 2006. (5)

4.5	Second Amendment to Rights Agreement between Telik and Computershare Shareholder Services, Inc. and Computershare Trust Company, N.A., dated December 11, 2006. (6)

4.6	Amended and Restated Standstill Agreement between Telik and Eastbourne Capital Management, L.L.C. and certain related persons and entities, dated December 11, 2006. (6)

4.7	Agreement, by and among Telik, Eastbourne Capital Management, L.L.C., Black Bear Offshore Master Fund, L.P., Black Bear Fund I, L.P., Black Bear Fund II, L.L.C., and Richard J. Barry, dated May 18, 2006. (7)

4.8	Form of Common Stock Warrant and Warrant Certificate (8)

10.1	Lease, between Telik and The Board of Trustees of the Leland Stanford Junior University, dated November 24, 2010.

10.2	Lease, between Telik and Aricent US, Inc., dated November 22, 2010.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 2001, as filed on March 27, 2002 (File No. 000-31265).
(2)	Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K dated December 11, 2007, as filed on December 14, 2007 (File No. 000-31265).
(3)	Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1A filed on July 3, 2000 (File No. 333-33868).
(4)	Incorporated by reference to exhibits to our Current Report on Form 8-K dated November 2, 2001, as filed on November 5, 2001 (File No. 000-31265).
(5)	Incorporated by reference to Exhibit 4.5 on our Current Report on Form 8-K, dated and filed on May 18, 2006 (File No. 000-31265).
(6)	Incorporated by reference to exhibits to our Current Report on Form 8-K dated December 11, 2006, as filed on December 12, 2006 (File No. 000-31265).
(7)	Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, as filed on August 3, 2006 (File No. 000-31265).
(8)	Incorporated by reference to Exhibit 4.8 to our Registration Statement on Form S-3, as filed on August 8, 2011 (File No. 333-176121).