Form 10-Q
period 2011-09-30
TELIK INC
filed 2011-11-04
CIK 1109196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2011

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

The number of shares of common stock outstanding as of October 31, 2011 was 53,972,177.

TELIK, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

TELIK, INC.

CONDENSED BALANCE SHEETS

(In thousands)

	September 30, 2011	December 31, 2010

	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$1,795	$7,768
Short-term investments	11,988	15,847
Interest and other receivables	119	214
Prepaids and other current assets	686	643

Total current assets	14,588	24,472
Property and equipment, net	1	11
Restricted investments	250	449
Other assets	97	97

Total assets	$14,936	$25,029

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$153	$932
Accrued clinical trial costs	182	226
Accrued compensation	367	661
Accrued liabilities	678	478
Current portion of facility exit costs	1,457	1,439

Total current liabilities	2,837	3,736
Noncurrent portion of facility exit costs	1,819	2,923
Long-term deferred rent	7	1
Commitments and contingencies
Stockholders’ equity:
Common stock	540	536
Additional paid-in capital	547,564	546,141
Accumulated other comprehensive loss	(1)	(1)
Accumulated deficit	(537,830)	(528,307)

Total stockholders’ equity	10,273	18,369

Total liabilities and stockholders’ equity	$14,936	$25,029

See accompanying Notes to Condensed Financial Statements.

TELIK, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Operating costs and expenses:
Research and development	$1,305	$2,569	$4,464	$8,202
General and administrative	1,550	2,101	5,090	6,856

Total operating costs and expenses	2,855	4,670	9,554	15,058

Loss from operations	(2,855)	(4,670)	(9,554)	(15,058)
Interest and other income, net	7	17	31	138
Interest expense	—	—	—	(6)

Net loss	$(2,848)	$(4,653)	$(9,523)	$(14,926)

Basic and diluted net loss per share	$(0.05)	$(0.09)	$(0.18)	$(0.28)

Shares used to calculate basic and diluted net loss per share	53,962	53,553	53,870	53,514

See accompanying Notes to Condensed Financial Statements.

TELIK, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(9,523)	$(14,926)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10	279
Gain on disposal of property and equipment	—	(5)
Stock-based compensation expense	1,183	1,547
Change in fair value of marketable securities	—	111
Change in fair value of rights to sell ARS to UBS	—	(111)
Changes in assets and liabilities:
Other receivables	95	57
Prepaids and other current assets	(43)	(54)
Accounts payable	(779)	(53)
Accrued liabilities	(132)	(208)
Accrued facility exit costs	(1,086)	—

Net cash used in operating activities	(10,275)	(13,363)

Cash flows from investing activities:
Purchases of investments	(11,756)	(31,080)
Sales of investments	199	14,024
Maturities of investments	15,615	24,000
Proceeds from sale of property and equipment	—	5

Net cash provided by investing activities	4,058	6,949

Cash flows from financing activities:
Payments under financing arrangement	—	(3,100)
Proceeds from issuance of common stock	244	65

Net cash provided by (used in) financing activities	244	(3,035)

Net decrease in cash and cash equivalents	(5,973)	(9,449)
Cash and cash equivalents at beginning of period	7,768	12,251

Cash and cash equivalents at end of period	$1,795	$2,802

Supplementary information:
Interest paid	$—	$6

See accompanying Notes to Condensed Financial Statements.

TELIK, INC.

Notes to Condensed Financial Statements

(Unaudited)

1.	Basis of Presentation and Summary of Significant Accounting Policies

We have prepared the accompanying condensed financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, or the Exchange Act. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We believe all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included herein. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or any other future period. The condensed balance sheet at December 31, 2010 has been derived from the audited financial statements at that date. You should read these condensed financial statements and notes in conjunction with our audited financial statements for the year ended December 31, 2010, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2011.

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

In August 2011, we filed a shelf registration statement on Form S-3 to offer and sell, from time to time, equity and debt securities in one or more offerings up to a total dollar amount of $25.0 million. On August 30, 2011, we entered into an At Market Issuance Sales Agreement with McNicoll, Lewis & Vlak LLC, or MLV, pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $7.0 million from time to time through MLV as our sales agent. We did not place common stock under the sales agreement during the three months ended September 30, 2011.

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

Due to the unprecedented events in the ARS market and our November 2008 ARS Rights Agreement, or the Rights Agreement, with UBS AG and with its affiliates, or UBS, we elected a one-time transfer of our ARS investments from the classification of available-for-sale to trading securities under Accounting Standards Codification, or ASC, 320, “Investments-Debt and Equity Securities,” during the fourth quarter of fiscal 2008. Trading securities are carried at estimated fair value, with gains and losses resulting from changes in fair value reported in earnings.

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

Treasury bills, treasury notes and government agency securities are recorded at their estimated fair value. Since these government securities generally have market prices from multiple sources and it can be difficult to select the best individual price directly from the quoted prices in the active markets, therefore we use Level 2 inputs for the valuation of these securities. Using the Level 2 inputs, a “consensus price” or a weighted average price for each of these securities can be derived from a distribution-curve-based algorithm which includes market prices obtained from a variety of industrial standard data providers (e.g. Bloomberg), security master files from large financial institutions, and other third-party sources.

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

Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2011, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, that are of significance, or potential significance to us.

In June 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220)-Presentation of Comprehensive Income, or ASU 2011-05, to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU 2011-05 should be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We are currently evaluating the potential impact of adopting ASU 2011-05 on our financial statements.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820)-Fair Value Measurement, or ASU 2011-04, which changes the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements in order to improve consistency in the application and description of fair value between U.S. GAAP and International Financial Reporting Standards , or IFRS. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and enhances the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-04 is effective during interim and annual periods beginning after December 15, 2011, with early adoption prohibited. The new guidance will require prospective application. We are currently evaluating the potential impact of adopting ASU 2011-04 on our financial statements.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements, or ASU 2010-06, to improve disclosures related to fair value measurements. This guidance requires new disclosures as well as clarifies certain existing disclosure requirements. Under ASU 2010-06, companies are required to provide separate information about significant transfers in and out of Level 1 and Level 2 of the fair value hierarchy as well as the reasons for such transfers, and a reconciliation of purchases, sales, issuances, and settlements activities valued using Level 3 inputs on a gross basis. ASU 2010-06 also clarifies the requirement to determine the level of disaggregation for fair value measurement disclosures and the requirement to disclose valuation techniques and inputs used for both recurring and nonrecurring fair value measurements in either Level 2 or Level 3. ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure about purchases, sales, issuances, and settlements in the rollforward of activity for Level 3 fair value measurement which was effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We have adopted ASU 2010-06 for Level 1 and 2 disclosure requirements since the quarter ended March 31, 2010 and adopted ASU 2010-06 for Level 3 requirement on January 1, 2011. The adoption of this guidance increases the level of disclosures in our financial statements related to fair value measurements.

2.	Employee Stock-Based Compensation

Stock-based Compensation

Total estimated stock-based compensation expense, related to all of our share-based payment awards recognized under ASC 718, “Compensation—Stock Compensation” comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Research and development	$217	$179	$557	$611
General and administrative	256	234	626	936

Stock-based compensation expense before taxes	473	413	1,183	1,547

Effect on net loss	$473	$413	$1,183	$1,547

Because we had a net operating loss carryforward as of September 30, 2011, no tax benefits for the tax deductions related to stock-based compensation expense were recognized in our condensed statements of operations. Additionally, no incremental tax benefits were recognized from stock options exercised in the three and nine months ended September 30, 2011 and 2010, which would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities. As of September 30, 2011, $1.2 million of total unrecognized compensation costs, net of forfeitures, related to non-vested service based awards is expected to be recognized over a weighted average period of 1.32 years.

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

	Stock Option Plans		Stock Purchase Plan
	Three Months Ended September 30,		Three Months Ended September 30,
	2011*	2010*	2011	2010**
Weighted expected stock price volatility	—	—	105.1%	—
Weighted risk-free interest rate	—	—	0.12%	—
Weighted expected life (in years)	—	—	1.25	—
Weighted expected dividend yield	—	—	—	—

	Stock Option Plans		Stock Purchase Plan
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2011	2010*	2011	2010**
Weighted expected stock price volatility	104.9%	—	88.2%	—
Weighted risk-free interest rate	2.14%	—	0.26%	—
Weighted expected life (in years)	5.53	—	1.25	—
Weighted expected dividend yield	—	—	—	—

*	We did not grant any stock options during these periods.
**	We did not have any new ESPP offerings or new participants during these periods.

3.	Comprehensive Loss

Comprehensive loss consists of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes changes in unrealized gains (losses) on investments. The activity in comprehensive loss was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Net loss	$(2,848)	$(4,653)	$(9,523)	$(14,926)
Changes in unrealized gains (losses) on investments	(4)	(3)	—	2

Comprehensive loss	$(2,852)	$(4,656)	$(9,523)	$(14,924)

4.	Basic and Diluted Net Loss per Share

Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period.

Weighted average outstanding options to purchase 11,861,597 and 12,379,236 shares of our common stock before application of the treasury method for the three months ended September 30, 2011 and 2010; and 11,410,931 and 12,445,164 shares of our common stock before application of the treasury method for the nine months ended September 30, 2011 and 2010 were excluded from the diluted net loss per common share calculations because inclusion of such options would be anti-dilutive.

5.	Fair Value Measurements on a Recurring Basis

We measure certain financial assets at fair value on a recurring basis, including cash equivalents and available-for-sale securities. The fair value of these financial assets was determined based on a three-tier fair value hierarchy as described in Note 1, which prioritizes the inputs used in measuring fair value.

The following table presents information about our financial assets that are measured at fair value on a recurring basis as of September 30, 2011 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

		Fair Value Measurement at September 30, 2011 Using
	September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Available-for-sale securities:
Money market funds	$62	$62	$—	$—
US government agencies	11,988	—	11,988	—

Total	$12,050	$62	$11,988	$—

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

There were no transfers between Level 1 and Level 2 measurements in the three and nine months ended September 30, 2011 and in the year ended December 31, 2010.

6.	Cash, Cash Equivalents, Investments and Restricted Investments

The following is a summary of estimated fair value of cash and cash equivalents, investments and restricted investments:

	September 30, 2011	December 31, 2010

	(in thousands)
Certificate of deposits	$250	$449
US government agencies enterprises	11,988	20,734
Cash and money market funds	1,795	2,881

Total	$14,033	$24,064

Reported as:
Cash and cash equivalents	$1,795	$7,768
Short-term investments	11,988	15,847
Restricted investments	250	449

Total	$14,033	$24,064

The following is a summary of amortized cost, unrealized gains and losses, and estimated fair value of cash and cash equivalents and market securities held as available-for-sale.

	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Certificate of deposits	$250	$—	$—	$250
US government agencies	11,989	—	(1)	11,988
Cash and money market funds	1,795	—	—	1,795

Total	$14,034	$—	$(1)	$14,033

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Certificate of deposits	$449	$—	$—	$449
US government agencies	20,735	2	(3)	20,734
Cash and money market funds	2,881	—	—	2,881

Total	$24,065	$2	$(3)	$24,064

Investments which were in unrealized loss positions for which other-than-temporary impairments were not recognized at September 30, 2011 are summarized below:

At September 30, 2011	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
US government agencies	$7,577	$(1)	$—	$—	$7,577	$(1)

Total	$7,577	$(1)	$—	$—	$7,577	$(1)

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

The following is a summary of the cost and estimated fair value of marketable debt securities, held as available-for-sale at September 30, 2011 and December 31, 2010, classified by stated maturity date of the security:

	September 30, 2011		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Mature in less than one year	$11,989	$11,988	$20,735	$20,734

7.	Facility Exit Costs

In November 2010, we ceased the use of our facility at 3165 Porter Drive in Palo Alto, California and subleased the facility to a tenant for the remaining contractual term of our master lease, which is through May 2014. As a result, we accrued $4.7 million in facility exit costs liabilities to reflect the estimated fair value of future lease-related payments less estimated net income from sublease rental in November 2010. Future lease-related payments and rental income are scheduled to be made and received monthly until the lease and sublease expire in May 2014.

The following table summarizes the activities related to accrued facility exit costs for the nine months ended September 30, 2011 (in thousands):

Balance as of December 31, 2010	$4,362
Amounts paid during the period	(2,866)
Amounts received during the period	1,774
Non-cash accretion	6

Balance as of September 30, 2011	$3,276

Reported as current portion	$1,457
Reported as noncurrent portion	$1,819

8.	Restructuring Plans

We implemented a restructuring plan in November 2010, ultimately reducing our workforce by ten positions and accrued a restructuring charge of approximately $425,000, including employee severance costs, health benefits and personnel related costs. In connection with the restructuring plan, we paid $232,000 in December 2010, $140,000 in the quarter ended March 31, 2011 and $48,000 in the quarter ended June 30, 2011. For the quarter ended September 30, 2011, we reversed $5,000 for unused health benefits.

9.	Commitments

Operating Leases

In November 2010, we entered into a 28-month lease agreement for 8,620 square feet of office space at 700 Hansen Way in Palo Alto, California and relocated our corporate offices to this facility.

We also lease approximately 92,000 square feet located at 3165 Porter Drive in Palo Alto, California, which we have subleased to a tenant effective November 2010 through May 2014 when our master lease expires. Pursuant to the terms of the master lease, we are required to maintain a security deposit, in the form of a letter of credit equal to approximately $250,000. This letter of credit must be secured by either a deposit account or a securities account and at September 30, 2011, the security deposit is in the form of securities that are classified in the balance sheet as restricted investments. This collateral account is managed in accordance with our investment policy, and is restricted as to withdrawal.

Future minimum rental payments under our non-cancelable operating leases as of September 30, 2011 are as follows:

Operating Leases
(in thousands)
Years ending December 31,
2011	$1,064
2012	4,370
2013	3,685
2014	1,537
2015	—

Total future minimum rental payments	$10,656
Less aggregate future minimum rentals to be received from subleases	(6,648)

Total	$4,008

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We have incurred net losses since inception and expect to incur losses for the next several years as we continue our research and development activities. During the nine months ended September 30, 2011, loss from operations was $9.6 million and net loss was $9.5 million. Net cash used in operations for the nine months ended September 30, 2011 was $10.3 million and net cash, cash equivalents, investments and restricted investments at September 30, 2011 were $14.0 million. As of September 30, 2011, we had an accumulated deficit of $537.8 million.

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

We have carried out four workforce reductions since 2007, the most recent of which was completed in November 2010. As a result of our restructuring plans, we believe our existing cash resources will be sufficient to satisfy our current operating plan until the third quarter of 2012. However, changes in our research and development plans or other changes affecting our operating expenses may affect actual future consumption of existing cash resources. In any event, we will require substantial additional financing to fund our operations and continue our clinical product development programs in the future, and our ability to continue as a viable entity will be dependent on our ability to obtain funding. We have been and are currently actively seeking collaborative arrangements with corporate partners to fund the development and commercialization of TELINTRA, our lead product candidate and TELCYTA, our other product candidate. We may also seek to raise additional funds through equity or debt financings and sales transactions as well as other sources such as research grants from non-profit organizations.

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

Clinical Product Development

TELINTRA, our lead drug product candidate in clinical development, is a small molecule glutathione analog inhibitor of the enzyme glutathione S-transferase P1-1, or GST P1-1. We are developing TELINTRA for the treatment of blood disorders associated with low blood cell levels, such as neutropenia or anemia. In 2008, we initiated a Phase 2 clinical trial of TELINTRA tablets, for the treatment of patients with Myelodysplastic Syndrome, or MDS. The trial for MDS completed enrollment of 86 patients and we presented the results at the annual meeting of the American Society of Hematology, or ASH, in December 2010. In the second quarter of 2009, we initiated a Phase 2 randomized study in Severe Chronic Neutropenia, or SCN, to determine the effect of TELINTRA tablets on absolute neutrophil count in patients with this disease. We terminated this trial in the second quarter of 2011 prior to completion of enrollment due to the scarcity of SCN patients and our focus on MDS. In the fourth quarter of 2009, we initiated a Phase 1 dose-ranging study of TELINTRA tablets in combination with lenalidomide in patients with MDS. We have completed enrollment of this study and expect to have results by the end of 2011. In June 2011, we initiated a Phase 2 clinical trial to evaluate TELINTRA tablets in patients with lenalidomide refractory or resistant, deletion 5q myelodysplastic syndrome, or del 5q MDS. This multicenter trial is intended to enroll up to 117 evaluable patients. The first planned interim analysis occurs after one-third of the patients have completed therapy and depending on the results of the interim analysis, additional enrollment may continue with two additional analyses planned. The timing of the interim analyses is dependent on the availability of patients in the del 5q MDS population. In October 2011, we initiated a Phase 2b clinical trial to evaluate TELINTRA tablets in patients with transfusion dependent, non-deletion 5q MDS, who have not been treated with hypomethylating agents , or HMA. This multicenter trial is intended to enroll up to 145 evaluable patients with 2 planned interim analyses, the first of which will be performed when data from 49 evaluable patients are available and the second at 97 evaluable patients. The timing of enrollment in this study is dependent on the availability of non-deletion 5q MDS patients.

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

Nasdaq Stock Listing Compliance

On September 19, 2008, we received notification from Nasdaq informing us that the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Market under Nasdaq Marketplace Rule 5550(a)(2). Effective January 7, 2010, we transferred the listing of our common stock from the Nasdaq Global Market to the Nasdaq Capital Market. On April 22, 2010, we received notification from Nasdaq that we have regained compliance with the minimum bid price requirement. Since May 20, 2010, the bid price for our common stock had again fluctuated below the levels required by Nasdaq rules for continued listing. On July 21, 2010, we received notice from Nasdaq that the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market. On February 10, 2011, we received a notification from Nasdaq that we regained compliance with the minimum bid price requirement. On April 21, 2011, we received notice from Nasdaq that the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market and that we have 180 calendar days, or until October 18, 2011 to regain compliance. On October 20, 2011, we received notice from Nasdaq that we have been provided with an additional 180-day period, or until April 16, 2012, to regain compliance with the minimum $1.00 per share requirement. In order to regain compliance, at any time before April 16, 2012, the bid price of our common stock must close at $1.00 per share or more for a minimum of ten consecutive business days. Nonetheless, Nasdaq may require us to maintain a closing bid price of at least $1.00 per share for a longer period before determining that we have achieved compliance. If Nasdaq determines that we will not be able to cure the deficiency, or if we are otherwise ineligible, then Nasdaq would provide written notification that our common stock will be delisted, after which we may appeal the delisting determination to a Hearings Panel.

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

Results of Operations

Revenues

We did not record any revenues for the three and nine months ended September 30, 2011 or in 2010. Future non-product revenues, if any, will depend upon the extent to which we enter into new collaborative research agreements and the amounts of payments relating to such agreements.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2011 and 2010 were $1.3 million and $2.6 million. Research and development expenses for the nine months ended September 30, 2011 and 2010 were $4.5 million and $8.2 million. Our research and development activities consist primarily of drug development, clinical supply manufacturing, clinical activities, discovery research, screening and identification of product candidates and preclinical studies. We group these activities into two major categories: “research and preclinical” and “clinical development.”

The approximate costs associated with research and preclinical and clinical development activities were as follows:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2011	2010	Change	2011	2010	Change
	(In thousands, except percentages)
Research and preclinical	$351	$663	(47)%	$1,214	$2,160	(44)%
Clinical development	954	1,906	(50)%	3,250	6,042	(46)%

Total research and development	$1,305	$2,569	(49)%	$4,464	$8,202	(46)%

The decrease of 49%, or $1.3 million, in research and development expenses for the three months ended September 30, 2011 compared to the same period in 2010, was primarily due to the following:

•

decreased costs of approximately $1.1 million associated with a workforce reduction as a result of our November 2010 restructuring plan and reduced facility costs as we relocated our corporate offices to a smaller facility in November 2010; and

•	decreased clinical trial expenses of approximately $166,000 related to the completion of our Phase 2 TELINTRA tablets for MDS.

The decrease of 46%, or $3.7 million, in research and development expenses for the nine months ended September 30, 2011 compared to the same period in 2010, was primarily due to the following:

•

decreased costs of approximately $3.2 million associated with a workforce reduction as a result of our November 2010 restructuring plan and reduced facility costs as we relocated our corporate offices to a smaller facility in November 2010;

•	decreased clinical trial expenses of approximately $586,000 related to the completion of our Phase 2 TELINTRA tablets for MDS and $146,000 in clinical drug supply manufacturing costs;

•	decreased expenses of approximately $65,000 for TLK60404-Aurora Kinase pre-clinical development program; and

•

offset by increased clinical development expenses of approximately $263,000 for our ongoing Phase 1 dose-ranging study of TELINTRA tablets in combination with lenalidomide in patients with MDS and Phase 2 TELCYTA in patients with Refractory or Relapsed Mantle Cell lymphoma, Diffuse Large B Cell Lymphoma, and Multiple Myeloma clinical studies.

We expect total research and development expenditures in 2011 to be lower than 2010 as we focus our resources mainly on advancing the clinical development of TELINTRA in MDS.

The following table summarizes our principal drug product candidate development initiatives:

	Related R&D Expenses Nine Months ended September 30,
Product	2011	2010
	(in thousands)
TELCYTA	$1,207	$1,553
TELINTRA	3,222	5,588
TLK58747	—	128
TLK60404	35	359
Other (1)	—	574

Total research and development expenses	$4,464	$8,202

(1)	“Other” constitutes research and development activities that cannot be allocated to any individual project.

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

General and Administrative Expenses

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2011	2010	Change	2011	2010	Change
	(In thousands, except percentages)
General and administrative	$1,550	$2,101	(26)%	$5,090	$6,856	(26)%

The decrease in general and administrative expenses of 26%, or $551,000, for the three months ended September 30, 2011 compared to the same period in 2010, was primarily due to a decrease of $356,000 in workforce and corporate administrative expenses as a result of the restructuring plan implemented in November 2010 and decreased facility costs of $472,000 primarily due to the relocation of our corporate offices to a smaller facility in November 2010. The decrease was partially offset by an increase of $277,000 in legal expenses primarily due to patent renewal activities and registration filings.

The decrease in general and administrative expenses of 26%, or $1.8 million, for the nine months ended September 30, 2011 compared to the same period in 2010, was primarily due to a decrease of $1.2 million in workforce and corporate administrative expenses as a result of the restructuring plan implemented in November 2010 and decreased facility costs of $1.4 million partially offset by an increase of $786,000 in legal and professional service expenses primarily relating to business development, patent renewal activities and the filing of new patent applications.

We expect 2011 general and administrative expenses to be lower than the 2010 spending level as we undertake efforts to control expenses.

Stock-Based Compensation Expense

Employee stock-based compensation expense related to our share-based payment awards was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Research and development	$217	$179	$557	$611
General and administrative	256	234	626	936

Stock-based compensation expense before taxes	473	413	1,183	1,547

Effect on net loss	$473	$413	$1,183	$1,547

The increase in employee stock-based compensation expense of $60,000, for the three months ended September 30, 2011 compared with the same period in 2010, was primarily due to new options granted in May 2011 and vested during the quarter ended September 30, 2011.

The decrease in employee stock-based compensation expense of $364,000, for the nine months ended September 30, 2011 compared with the same period in 2010, was primarily due to options shares with higher fair values fully vested in 2010, options canceled as a result of reduction in force implemented in November 2010 and employee attrition, and partially offset by new options granted and vested in 2011.

Interest Income and Interest Expense

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2011	2010	Change	2011	2010	Change
	(In thousands, except percentages)
Interest and other income, net	$7	$17	(59)%	$31	$138	(78)%
Interest expense	—	—	0%	—	(6)	(100)%

The decreases in interest and other income (expense), net of approximately $10,000 and $107,000, for the three and nine months ended September 30, 2011 compared to the same periods in 2010, were due primarily to a decrease in investment income resulting from lower investment cash balances.

Interest expense for the nine months ended September 30, 2010 was solely for interest payments on our UBS loan. There were no interest expenses for the three months and nine months ended September 30, 2011

Liquidity and Capital Resources

	September 30, 2011	December 31, 2010
	(in millions, except ratios)
Cash, cash equivalents, investments and restricted investments	$14.0	$24.1
Working capital	$11.8	$20.7
Current ratio	5.1 : 1	6.6 : 1

	Nine Months Ended September 30,
	2011	2010
	(in millions)
Cash (used in) / provided by:
Operating activities	$(10.3)	$(13.4)
Investing activities	$4.1	$6.9
Financing activities	$0.2	$(3.0)

Sources and Uses of Cash. Due to significant research and development expenditures and the lack of any approved products to generate revenue, we have not been profitable and have generated operating losses since we incorporated in 1988. As such, we have funded our research and development operations through the sale of equity securities, non-equity payments from corporate partners, interest earned on investments, government grants and equipment lease and loan financings. At September 30, 2011, we had available cash, cash equivalents, investments and restricted investments of $14.0 million. Our cash and investment balances are held in a variety of interest-bearing instruments including obligations of U.S. government agencies and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk.

Cash Flows from Operating Activities. Cash used in operations for the nine months ended September 30, 2011 was $10.3 million compared with $13.4 million for the same period in 2010. Net loss of $9.5 million in the nine months ended September 30, 2011 included non-cash charges of $1.2 million for stock-based compensation and $10,000 for depreciation. Cash used in operations was further impacted by a $779,000 reduction in accounts payable primarily due to payments related to our office relocation at the end of 2010 and a $1.1 million reduction in accrued facility exit costs due to payments made on our Porter Drive facility which were partially offset by sublease payments received. Operating cash outflows for the same period in 2010 resulted primarily from a net loss of $14.9 million which included non-cash charges of $1.5 million for stock-based compensation, $279,000 for depreciation and $111,000 for the decrease in the fair value of our ARS which were partially offset by a $111,000 reduction in value of the put option associated with the UBS ARS Rights. Cash used in operations was further impacted by a $208,000 reduction in accrued liabilities related primarily to payments made during the nine months ended September 30, 2010 for clinical trials site costs.

Cash Flows from Investing Activities. Cash provided by investing activities for the nine months ended September 30, 2011 was $4.1 million compared with $6.9 million for the same period in 2010. Cash provided in the nine months ended September 30, 2011 was primarily from $15.6 million in investment maturities and $199,000 in investment sales partially offset by the purchase of available-for-sale investments of $11.8 million. We had no capital expenditures for the nine months ended September 30, 2011. Cash provided by investing activities for the same period in 2010 was primarily from $24.0 million in investment maturities and $14.0 million in investment sales which included $13.8 million in sales of our ARS to UBS and was partially offset by the purchase of available-for-sale investments of $31.1 million. We had $5,000 in proceeds from the sale of property and equipment and no capital expenditures for the nine months ended September 30, 2010.

Cash Flows from Financing Activities. Cash provided by financing activities for the nine months ended September 30, 2011 was approximately $244,000 compared with cash used in financing activities of $3.0 million for the same period in 2010. Cash provided by financing activities for the nine months ended September 30, 2011 was primarily due to proceeds from stock purchases under our employee stock purchase plan and stock option exercises. Financing activities for the same period in 2010 comprised a $3.1 million payment on our remaining UBS loan balance and was offset by $65,000 in proceeds from stock purchases under our employee stock purchase plan.

Working Capital. Working capital decreased to $11.8 million at September 30, 2011 from $20.7 million at December 31, 2010. The decrease in working capital was primarily due to our use of cash for our clinical studies and operating expenses.

We expect our annual 2011 cash requirements to be in the range of $13.0 million to $14.0 million. We believe our cash, cash equivalents and marketable securities as of September 30, 2011 will be sufficient to fund our projected operating requirements until the third quarter of 2012, including prosecuting our current trials, conducting research and discovery efforts towards additional product candidates and providing sufficient funds for working capital and general corporate purposes. We will need additional capital in order to complete all the clinical trials we are currently conducting. We may raise funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently. Our future capital uses and requirements depend on numerous factors, including the following:

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

We may seek to raise capital through a variety of sources, including collaborative arrangements, licensing arrangements, public equity market, private equity financing, and/or public or private debt as well as other sources such as research grants from non-profit organizations. In August 2011, we filed a shelf registration statement on Form S-3 to offer and sell, from time to time, equity and debt securities in one or more offerings up to a total dollar amount of $25.0 million. On August 30, 2011 we entered into an At Market Issuance Sales Agreement with McNicoll, Lewis & Vlak LLC, or MLV, pursuant to which we may issue and sell shares of our common stock having an aggregate offering price up to $7.0 million, from time to time, through MLV as our sales agent. In conjunction with the sales agreement, MLV would receive compensation based on an aggregate of 4% of the gross proceeds on the sale price per share of our common stock. Any sales made pursuant to the sale agreement are deemed an “at-the-market” offering and would be made pursuant to the shelf registration statement on Form S-3. As of September 30, 2011, we had not sold any shares through MLV under the sales agreement. Our ability to raise additional funds will depend on clinical and regulatory events and factors related to financial, economic and market conditions, many of which are beyond our control. In addition, our ability to raise additional capital may be dependent upon our stock being quoted on the Nasdaq Capital Market. See “Nasdaq Stock Listing Compliance” above regarding our current listing status. If we are delisted, we will be substantially limited in our ability to raise capital through the sale of our securities in the public equity market. We cannot be certain that sufficient funds will be available to us when required or on satisfactory terms. If adequate funds are not available, we may be required to significantly reduce or refocus our operations or to obtain funds through arrangements that may require us to relinquish rights to certain of our products, technologies or potential markets, any of which could delay or require that we curtail our development programs or otherwise have a material adverse effect on our business, financial condition and results of operations. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in significant ownership dilution to our existing stockholders.

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

Our future contractual obligations net of rental income from sublease at September 30, 2011 were as follows:

	Total	2011	2012-2013	2014-2015	After 2015
	(in thousands)
Operating leases	$4,008	$461	$3,086	$461	$—

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

The table below presents the principal amounts and weighted-average interest rates by year of stated maturity for our investment portfolio:

	2011	2012 and Beyond	Total	Fair Value at September 30, 2011
	(in thousands, except percentages)
Available-for-sale securities	$8,074	$3,915	$11,989	$11,988
Average interest rate	0.23%	0.26%	0.24%

Item 4.	Controls and Procedures.

Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and Vice President, Finance and Controller, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. Based on such evaluation, our Chief Executive Officer and Vice President, Finance and Controller concluded that, subject to limitations described below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), were effective as of September 30, 2011.

Changes in internal control over financial reporting. There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

If we are unable to raise adequate funds in the future, we will not be able to continue to fund our operations, research programs, preclinical testing and clinical trials to develop and manufacture our drug product candidates and there is uncertainty regarding our continued existence.*

The process of carrying out the development of our own unpartnered product candidates to later stages of development and developing other research programs to the stage that they may be partnered to a pharmaceutical or biotechnology company will require significant additional expenditures, including the expenses associated with preclinical testing, clinical trials and obtaining regulatory approval. We believe that our existing cash and investment securities will be sufficient to support our current operating plan until the third quarter of 2012. However, unanticipated changes in our research and development plans or other changes affecting our operating expenses may affect actual consumption of existing cash resources. In any event, we will require substantial additional financing in the near term in order to complete the clinical trials we are currently conducting and to fund our operations in the future. We do not know whether additional financing will be available when needed or that, if available, we will be able to obtain financing on terms favorable to our stockholders. In addition, the tight credit markets and concerns regarding the availability of credit, particularly in the United States, may also negatively impact our ability to raise additional capital to fund our business. If we are delisted on the Nasdaq Capital Market, our ability to raise additional capital in the public equity market will also be significantly limited. As of September 30, 2011, our accumulated deficit was $537.8 million, and we expect to incur capital outlays and operating expenditures for the next several years as we continue our clinical, research and development activities. The extent of any actual increase in operating or capital spending will depend in part on the clinical success of our product candidates. If we fail to raise adequate funds on terms acceptable to us, if at all, we will not be able to continue to fund our operations, research programs, preclinical testing, clinical trials and manufacturing efforts. Insufficient funds may require us to delay, scale back, or eliminate some or all of our activities, and our continued existence would be uncertain.

Raising additional capital by issuing securities or through collaboration and licensing arrangements may cause dilution to existing stockholders or require us to relinquish rights to our technologies or product candidates.

We may seek to raise additional funds through equity or debt financings, collaborative arrangements with corporate partners or other sources. In August 2011, we filed a shelf registration statement on Form S-3 to offer and sell, from time to time, equity and debt securities in one or more offerings up to a total dollar amount of $25.0 million. On August 30, 2011 we entered into an At Market Issuance Sales Agreement with McNicoll, Lewis & Vlak LLC, or MLV, pursuant to which we may issue and sell shares of our common stock having an aggregate offering price up to $7.0 million, from time to time, through MLV as our sales agent. As of September 30, 2011, we had not sold any shares through MLV under the sales agreement. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience dilution. To the extent that we raise additional capital through licensing arrangements or arrangements with collaborative partners, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize ourselves.

We have a history of net losses, which we expect to continue for the next several years. We will never be profitable unless we develop, and obtain regulatory approval and market acceptance of, our product candidates.*

To date, we have not obtained regulatory approval for the commercial sale of any products, and we have not received any revenue from the commercial sale of products. Due to the significant research and development expenditures required to develop our TRAP technology and identify new product candidates, and the lack of any products to generate revenue, we have not been profitable and have incurred operating losses since we were incorporated in 1988. As of September 30, 2011, we had an accumulated deficit of $537.8 million. We expect to incur losses for the next several years as we continue our research and development activities and incur significant clinical testing and drug supply manufacturing costs. We do not anticipate that we will generate product revenue for at least several years. Our losses, among other things, have caused and will cause our stockholders’ equity and working capital to decrease. We expect that this trend will continue until we develop, and obtain regulatory approval and market acceptance of, our product candidates, if at all. We may never generate product revenue sufficient to become profitable.

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

Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if we are delisted from Nasdaq and are unable to transfer our listing to another stock market. *

On September 19, 2008, we received a letter from the Nasdaq Listing Qualifications Department indicating that, for 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Market under Nasdaq Marketplace Rule 5550(a)(2). The letter also stated that we were given 180 calendar days to regain compliance with this listing requirement, which may be accomplished if the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days. Subsequently, Nasdaq implemented temporary suspensions of the minimum bid price requirement. Effective January 7, 2010, we transferred the listing of our common stock from the Nasdaq Global Market to the Nasdaq Capital Market, and we were provided an additional 180-day period to regain compliance. On April 22, 2010, we received notice from Nasdaq that we had regained compliance with the minimum bid price requirement. Subsequently, the bid price for our common stock fluctuated below the levels required by Nasdaq rules for continued listing. On July 21, 2010, we received notice from Nasdaq that the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market and that we had 180 calendar days to regain compliance. On January 19, 2011, we received a notice from Nasdaq indicating that, while we had not regained compliance with the $1.00 per share requirement, Nasdaq determined that Telik was eligible to receive an additional 180-day period to regain compliance. On February 10, 2011, we received a notice from Nasdaq indicating that for the preceding, ten consecutive business days, the closing bid price of our common stock was $1.00 per share or greater and we had regained compliance with the $1.00 per share minimum bid price requirement. On April 21, 2011, we received notice from Nasdaq that the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market and that we have 180 calendar days, or until October 18, 2011 to regain compliance. On October 20, 2011, we received notice from Nasdaq that we have been provided with an additional 180-day period, or until April 16, 2012, to regain compliance with the minimum $1.00 per share requirement. In order to regain compliance, at any time before April 16, 2012, the bid price of our common stock must close at $1.00 per share or more for a minimum of ten consecutive business days. Nonetheless, Nasdaq may require us to maintain a closing bid price of at least $1.00 per share for a longer period before determining that we have achieved compliance. If Nasdaq determines that we will not be able to cure the deficiency, or if we are otherwise ineligible, then Nasdaq would provide written notification that our common stock will be delisted, after which we may appeal the delisting determination to a Hearings Panel. We cannot assure you that we will be able to regain the minimum bid price, and even if so, maintain it or other Nasdaq listing requirements

Delisting from Nasdaq could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

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

The testing and marketing of medical products entail an inherent risk of product liability. Although we are not aware of any historical or anticipated product liability claims or specific causes for concern, if we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates and any products that we may develop. In addition, product liability claims may also result in withdrawal of clinical trial volunteers, injury to our reputation and decreased demand for any products that we may commercialize. We currently carry product liability insurance that covers our clinical trials up to a $10.0 million annual aggregate limit. We will need to increase the amount of coverage if and when we have a product that is commercially available. If we are unable to obtain sufficient product liability insurance at an acceptable cost, potential product liability claims could prevent or inhibit the commercialization of any products that we may develop, alone or with corporate partners.

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

In November 2001, our board of directors adopted a stockholder rights plan that may have the effect of discouraging, delaying or preventing a merger or acquisition that is beneficial to our stockholders by diluting the ability of a potential acquiror to acquire us. Under the plan, except under certain circumstances, if a person or group acquires 20% or more of our outstanding common stock, or 10 business days after a person or group commences or announces a tender or exchange offer for 20% or more of our outstanding common stock, that person or group becomes an “Acquiring Person”, and the rights (except those rights held by the Acquiring Person) would generally become exercisable for shares of our common stock at a discount. In May 2006, we amended the stockholder rights plan to exclude Eastbourne Capital Management, L.L.C. and certain related persons and entities, collectively Eastbourne, from the definition of Acquiring Person so long as neither Eastbourne nor its affiliates or associates, either individually or in the aggregate, becomes the beneficial owner of 25% or more of the common stock then outstanding. On December 11, 2006, the plan was further amended to increase this threshold to 30% with respect to Eastbourne. Because the potential acquiror’s rights would not become exercisable for our shares of common stock at a discount, the potential acquiror would suffer substantial dilution and may lose its ability to acquire us. In addition, the existence of the plan itself may deter a potential acquiror from acquiring us. As a result, either by operation of the plan or by its potential deterrent effect, mergers and acquisitions of us that our stockholders may consider in their best interests may not occur. The rights under the plan expire on November 14, 2011.

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

Our stock price may be volatile, you may not be able to resell your shares at or above your purchase price.*

Our stock prices and the market prices for securities of biotechnology companies in general have been highly volatile, with recent significant price and volume fluctuations, and may continue to be highly volatile in the future. For example, our stock price dropped by 71% on the day following the announcement in December 2006 that the preliminary top-line results of our first three Phase 3 trials did not meet primary end-points. During the nine months ended September 30, 2011, our common stock traded between $0.22 and $1.25, and on September 30, 2011, our common stock closed at $0.31. You may not be able to sell your shares quickly or at the market price if we are delisted from the Nasdaq Capital Market or if we are unable to transfer our listing to another stock market, or if trading in our stock is not active or the volume is low. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock, some of which are beyond our control:

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

Item 6.	Exhibits.

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

4.1	Specimen Stock Certificate. (3)

4.2	Telik’s Certificate of Designation of Series A Junior Participating Preferred Stock. (4)

4.3	Rights Agreement, between Telik and Wells Fargo Bank Minnesota, N.A., replaced by EquiServe Trust Company, N.A., as Rights Agent, dated November 2, 2001. (4)

4.4	Amendment to Rights Agreement between Telik, Inc. and Computershare Shareholder Services, Inc. and Computershare Trust Company, N.A., dated as of May 18, 2006. (5)

4.5	Second Amendment to Rights Agreement between Telik and Computershare Shareholder Services, Inc. and Computershare Trust Company, N.A., dated December 11, 2006. (6)

4.6	Amended and Restated Standstill Agreement between Telik and Eastbourne Capital Management, L.L.C. and certain related persons and entities, dated December 11, 2006. (6)

4.7	Agreement, by and among Telik, Eastbourne Capital Management, L.L.C., Black Bear Offshore Master Fund, L.P., Black Bear Fund I, L.P., Black Bear Fund II, L.L.C., and Richard J. Barry, dated May 18, 2006. (7)

4.8	Form of Common Stock Warrant and Warrant Certificate (8)

10.1	Lease, between Telik and The Board of Trustees of the Leland Stanford Junior University, dated November 24, 2010. (9)

10.2	Lease, between Telik and Aricent US, Inc., dated November 22, 2010. (10)

10.3	At Market Issuance Sales Agreement, between Telik and McNicoll, Lewis & Vlak LLC, dated August 30, 2011. (11)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Link Document

*	These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.
(1)	Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 2001, as filed on March 27, 2002 (File No. 000-31265).
(2)	Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K dated December 11, 2007, as filed on December 14, 2007 (File No. 000-31265).
(3)	Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1A filed on July 3, 2000 (File No. 333-33868).
(4)	Incorporated by reference to exhibits to our Current Report on Form 8-K dated November 2, 2001, as filed on November 5, 2001 (File No. 000-31265).
(5)	Incorporated by reference to Exhibit 4.5 on our Current Report on Form 8-K, dated and filed on May 18, 2006 (File No. 000-31265).
(6)	Incorporated by reference to exhibits to our Current Report on Form 8-K dated December 11, 2006, as filed on December 12, 2006 (File No. 000-31265).
(7)	Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, as filed on August 3, 2006 (File No. 000-31265).
(8)	Incorporated by reference to Exhibit 4.8 to our Registration Statement on Form S-3, as filed on August 8, 2011 (File No. 333-176121).
(9)	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, as filed on August 12, 2011 (File No. 000-31265).
(10)	Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, as filed on August 12, 2011 (File No. 000-31265).
(11)	Incorporated by reference to Exhibit 10.17 to on our Current Report on Form 8-K, dated and filed on August 31, 2011 (File No. 000-31265).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELIK, INC.

/s/ WENDY K. WEE
Wendy K. Wee
Vice President, Finance and Controller
(Principal Financial and Accounting Officer)

Date: November 4, 2011

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

4.1	Specimen Stock Certificate. (3)

4.2	Telik’s Certificate of Designation of Series A Junior Participating Preferred Stock. (4)

4.3	Rights Agreement, between Telik and Wells Fargo Bank Minnesota, N.A., replaced by EquiServe Trust Company, N.A., as Rights Agent, dated November 2, 2001. (4)

4.4	Amendment to Rights Agreement between Telik, Inc. and Computershare Shareholder Services, Inc. and Computershare Trust Company, N.A., dated as of May 18, 2006. (5)

4.5	Second Amendment to Rights Agreement between Telik and Computershare Shareholder Services, Inc. and Computershare Trust Company, N.A., dated December 11, 2006. (6)

4.6	Amended and Restated Standstill Agreement between Telik and Eastbourne Capital Management, L.L.C. and certain related persons and entities, dated December 11, 2006. (6)

4.7	Agreement, by and among Telik, Eastbourne Capital Management, L.L.C., Black Bear Offshore Master Fund, L.P., Black Bear Fund I, L.P., Black Bear Fund II, L.L.C., and Richard J. Barry, dated May 18, 2006. (7)

4.8	Form of Common Stock Warrant and Warrant Certificate (8)

10.1	Lease, between Telik and The Board of Trustees of the Leland Stanford Junior University, dated November 24, 2010. (9)

10.2	Lease, between Telik and Aricent US, Inc., dated November 22, 2010. (10)

10.3	At Market Issuance Sales Agreement, between Telik and McNicoll, Lewis & Vlak LLC, dated August 30, 2011. (11)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Link Document

*	These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.
(1)	Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 2001, as filed on March 27, 2002 (File No. 000-31265).
(2)	Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K dated December 11, 2007, as filed on December 14, 2007 (File No. 000-31265).
(3)	Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1A filed on July 3, 2000 (File No. 333-33868).
(4)	Incorporated by reference to exhibits to our Current Report on Form 8-K dated November 2, 2001, as filed on November 5, 2001 (File No. 000-31265).
(5)	Incorporated by reference to Exhibit 4.5 on our Current Report on Form 8-K, dated and filed on May 18, 2006 (File No. 000-31265).
(6)	Incorporated by reference to exhibits to our Current Report on Form 8-K dated December 11, 2006, as filed on December 12, 2006 (File No. 000-31265).
(7)	Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, as filed on August 3, 2006 (File No. 000-31265).
(8)	Incorporated by reference to Exhibit 4.8 to our Registration Statement on Form S-3, as filed on August 8, 2011 (File No. 333-176121).
(9)	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, as filed on August 12, 2011 (File No. 000-31265).
(10)	Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, as filed on August 12, 2011 (File No. 000-31265).
(11)	Incorporated by reference to Exhibit 10.17 to on our Current Report on Form 8-K, dated and filed on August 31, 2011 (File No. 000-31265).