Form 10-K
period 2011-12-31
TELIK INC
filed 2012-02-27
CIK 1109196

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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

Large accelerated filer  ☐                 Accelerated filer  ☐                Non-accelerated filer  ☐                Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).     YES  ☐    NO  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $22,247,357 as of June 30, 2011, based upon the closing sale price on the Nasdaq Capital Market reported on June 30, 2011. The calculation excludes approximately 25,434,924 shares held by directors, officers and stockholders whose ownership exceeded five percent of the Registrant’s outstanding Common Stock as of June 30, 2011. Exclusion of these shares should not be construed to indicate that such person controls, is controlled by or is under common control with the Registrant. The determination of affiliate status for the purposes of this calculation is not necessarily a conclusive determination for other purposes.

There were 54,456,289 shares of Registrant’s Common Stock issued and outstanding as of February 22, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the definitive proxy statement to be filed on or about March 5, 2012 with the Securities and Exchange Commission pursuant to Regulation 14A for the Registrant’s Annual Meeting of Stockholders. Except with respect to the information specifically incorporated by reference in this Form 10-K, the proxy statement is not deemed to be filed as part hereof.

TELIK, INC.

2011 ANNUAL REPORT ON FORM 10-K

Disclosure Regarding Forward-Looking Statements

This Annual Report on Form 10-K, including the documents that we incorporate by reference, contains statements indicating expectations about future performance and other forward-looking statements that involve risks and uncertainties. We usually use words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “future,” “intend,” “potential,” or “continue” or the negative of these terms or similar expressions to identify forward-looking statements. These statements appear throughout this Annual Report on Form 10-K and are statements regarding our current intent, belief, or expectation, primarily with respect to our operations and related industry developments. Examples of these statements include, but are not limited to, statements regarding the following: the implications of interim or final results of our Phase 2 clinical and Phase 3 registration trials, the progress and timing of our research programs, including clinical testing, our anticipated timing for filing additional Investigational New Drug, or IND, applications with the United States Food and Drug Administration for the initiation or completion of Phase 1, Phase 2 or Phase 3 testing for any of our product candidates, the extent to which our issued and pending patents may protect our products and technology, our ability to identify new product candidates using TRAP technology (our proprietary Target-Related Affinity Profiling technology, which is discussed below), the potential of such product candidates to lead to the development of safer or more effective therapies, our ability to develop the technology derived from our collaborations and to enter into additional collaborations, our future operating expenses, our future losses, our future expenditures for research and development, our cash resources and ability to fund current and future operations. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in the section of Item 1A entitled “Risk Factors,” and elsewhere in this Annual Report. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

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

Clinical Product Development

TELINTRA, our lead drug product candidate in clinical development, is a small molecule glutathione analog inhibitor of the enzyme glutathione S-transferase P1-1, or GST P1-1. We are developing TELINTRA for the treatment of blood disorders associated with low blood cell levels, such as neutropenia or anemia. We completed an 86 patient Phase 2 clinical trial of TELINTRA tablets, for the treatment of patients with Myelodysplastic Syndrome, or MDS, and presented the results at the annual meeting of the American Society of Hematology, or ASH, in December 2010. In the second quarter of 2009, we initiated a Phase 2 randomized study in Severe Chronic Neutropenia, or SCN, to determine the effect of TELINTRA tablets on absolute neutrophil count in patients with this disease. Due to the scarcity of SCN patients and our focus on MDS, we plan to terminate this study once the last remaining patient completes treatment around the third quarter of 2012. In the fourth quarter of 2009, we initiated a Phase 1 dose-ranging study of TELINTRA tablets in combination with Revlimid in patients with MDS. The study was completed in the fourth quarter of 2011 and we presented the results at the annual meeting of ASH in December 2011. In June 2011, we initiated a Phase 2 clinical trial to evaluate TELINTRA tablets in patients with Revlimid refractory or resistant, deletion 5q myelodysplastic syndrome, or del 5q MDS. This multicenter trial is intended to enroll up to 117 evaluable patients. The first planned interim analysis will occur after one-third of the patients have completed therapy and depending on the results of the interim analysis, additional enrollment may continue with two additional analyses planned. The timing of the interim analyses is dependent on the availability of patients in the del 5q MDS population. In October 2011, we initiated a Phase 2b clinical trial to evaluate TELINTRA tablets in patients with transfusion dependent, non-deletion 5q MDS, who have not been treated with hypomethylating agents, or HMA. This multicenter trial is intended to enroll up to 145 evaluable patients with 2 planned interim analyses, the first of which will be performed when data from 49 evaluable patients are available and the second at 97 evaluable patients. The timing of enrollment in this study is dependent on the availability of non-deletion 5q MDS patients.

TELCYTA, our second product candidate, is a small molecule cancer drug product candidate designed to be activated in cancer cells. TELCYTA binds to GST P1-1, an enzyme that is elevated in many human cancers, such as ovarian, non-small cell lung, colorectal, and breast. GST P1-1 levels are often further elevated following treatment with many standard chemotherapy drugs and this elevation is associated with the development of resistance to these drugs.

TELCYTA has shown clinical antitumor activity alone and in combination with standard chemotherapeutic agents in multiple Phase 2 and Phase 3 clinical trials in refractory or resistant ovarian, non-small cell lung, breast and colorectal cancer. We completed a multicenter, randomized clinical study of 125 patients of TELCYTA in combination with liposomal doxorubicin versus liposomal doxorubicin as second line therapy in platinum refractory or resistant ovarian cancer and announced results at the annual meeting of the American Society of Clinical Oncology, or ASCO, in May 2009. In May 2010, we initiated an investigator led study at a single site of TELCYTA in patients with refractory or relapsed mantle cell lymphoma, diffuse large B cell lymphoma, and multiple myeloma. Enrollment for this study is in two stages and is expected to range between 18 to 48 patients based on the number of responses observed. Based on responses observed in stage 1, we are planning to expand the study to stage 2 and add a second investigator site in the first quarter of 2012. In addition, we are currently seeking a partnership with a pharmaceutical or biotechnology company to further advance the development and commercialization of TELCYTA.

Preclinical Drug Product Development

We currently have a small molecule compound, TLK60404, in preclinical development which inhibits both Aurora kinase and VEGFR kinase. Aurora kinase is a signaling enzyme whose function is required for cancer cell division, while vascular endothelial growth factor, or VEGF, plays a key role in tumor blood vessel formation, ensuring an adequate supply of nutrients to support tumor growth. The lead compounds of our first dual inhibitor program met a development milestone in August 2008 by demonstrating anticancer activity in preclinical models of human colon cancer and human leukemia. We are conducting the required preclinical safety studies that, if successful, may support the potential filing of an IND application with the FDA.

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

Clinical Product Development Programs

Our two most advanced product candidates, TELINTRA and TELCYTA, are being developed to treat cancers for which there is significant demand for new therapies. Cancer is the second most common cause of death in the United States according to the American Cancer Society’s 2012 Cancer Facts and Figures. The five-year survival rates for patients with cancers that have spread from their original sites, although improved in recent years, are still poor. These poor survival rates reflect the limitations of current treatments and the development of resistance to available treatments. In addition, current treatments are often associated with severe toxic side effects.

TELINTRA

TELINTRA is our lead small molecule product candidate in clinical development for the treatment of blood disorders including cancer. It has a novel mechanism of action and acts by inhibiting GST P1-1, an enzyme that is involved in the control of cellular growth and differentiation. Inhibition of GST P1-1 results in the activation of the signaling molecule Jun kinase, a key regulator of the function of blood precursor cells. Preclinical tests show that TELINTRA is capable of causing the death or apoptosis of leukemic or malignant blood cells, while stimulating the growth and development of normal blood precursor cells. TELINTRA, therefore, may lead to a treatment for diseases that are characterized by the presence of abnormal blood cells and or low levels of normal blood cells. The combination of abnormal cells and low normal blood cell levels is found in a number of hematologic diseases, including MDS.

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

The activity and safety profile of tablet formulation allowed us to complete a Phase 2 trial of TELINTRA tablets in MDS. The results of this study were reported at the 52nd annual meeting of ASH in December 2010. The primary objective of the Phase 2 TELINTRA tablet study was to determine the efficacy of TELINTRA, defined by Hematologic Improvement, or HI, response rate according to the 2006 International Working Group criteria, or IWG 2006, as well as its safety. An additional goal of this study was to identify those patients whose MDS disease characteristics may allow us to prospectively target patients most likely to respond to TELINTRA treatment. A multivariate logistic regression analysis was conducted to identify significant MDS disease prognostic factors associated with erythroid improvement response rates, including prior MDS treatment, age, gender, the international prognostic scoring system, or IPSS, risk, Eastern Cooperative Group performance status, years from MDS diagnosis, MDS World Health Organization subtypes, anemia only versus anemia plus other cytopenias, dose schedule and starting dose. Results from this study show that:

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

•	TELINTRA, administered orally twice daily, appeared to be convenient and flexible for chronic treatment administration.

•	The hematologic improvement rates were consistent with the Phase 1 results with TELINTRA and the duration of response was enhanced using the extended dose schedules.

•

Prior treatment with certain agents may influence the response to subsequent TELINTRA treatment. Revlimid is currently the only drug approved for treatment of low to intermediate-1 risk MDS red blood cell transfusion dependent patients with the 5q deletion cytogenetic karyotype. TELINTRA has shown clinically significant activity in Revlimid naïve or prior Revlimid resistant patients.

•

Prior history of Vidaza or Dacagen treatment appears to be an important predictor of decreased TELINTRA efficacy and tolerability. These findings may assist ongoing pharmacogenomic studies to characterize the genomic profile of responders and develop a test to identify those patients that are more likely to respond to TELINTRA treatment.

In June 2011, we initiated a Phase 2 clinical trial to evaluate TELINTRA tablets in patients with Revlimid refractory or resistant del 5q MDS. This multicenter trial is intended to enroll up to 117 evaluable patients.

In October 2011, we initiated an additional Phase 2b clinical trial to evaluate TELINTRA tablets in patients with transfusion dependent, non-deletion 5q MDS, who have not been treated with HMA. This multicenter trial is intended to enroll up to 145 evaluable patients.

We completed a Phase 1 dose-ranging study of TELINTRA tablets in combination with Revlimid in patients with MDS to assess the potential for development of combination chemotherapy with TELINTRA and Revlimid for the treatment of MDS in the fourth quarter of 2011 and results were presented at the 53rd annual meeting of ASH in December 2011. The primary objective of the study was to establish the safety of the combination and the optimal dosing for TELINTRA in combination with the standard dose of Revlimid. The secondary objectives were to assess the efficacy as measured by rates of hematologic improvement in red blood cell, white blood cell and platelet levels, and decreases in blood transfusions. In this study, the combination of TELINTRA and Revlimid was generally well tolerated with no unexpected new toxicities and the observed toxicities were those expected from either agent alone. It also provided a unique profile of activity with platelet transfusion independence and trilineage and bilineage responses, which was also seen with single-agent TELINTRA.

We also reported the results of gene expression analyses performed on clinical samples obtained from MDS patients on our Phase 2 study at the 53rd annual meeting of ASH . The goal of these analyses is to identify patients more likely to respond to TELINTRA therapy. Pre-therapy bone marrow mononuclear cells of MDS patients treated with TELINTRA who demonstrated hematologic improvement were analyzed for gene expression by whole genome array. The top 100 differentially expressed genes of responders and non-responders were identified and revealed a number of genes and unidentified transcripts that may play a role in the MDS patient response to TELINTRA treatment. Pathway analysis of the expression data confirmed that a c-Jun N-terminal kinase, or JNK, gene set was consistently under-expressed in the pre-therapy bone marrow mononuclear cells of responders and over-expressed in non-responders. Importantly, this result was consistent with the proposed TELINTRA mechanism of action: patients whose pre-therapy marrow showed under-expression of the JNK gene set were those who benefited from TELINTRA; while those patients who over-expressed these genes were unlikely to respond to TELINTRA. In addition, it may be possible to use gene expression signatures to enable selection of MDS patients that are most likely to benefit from TELINTRA.

In addition to MDS, we are studying the use of TELINTRA tablets for the treatment of SCN, a blood disorder typified by very low neutrophil or white blood cell levels. White blood cells are important in defending the body against infections, and therefore, a patient with severely low white blood cell levels is more susceptible to life-threatening infections. A publication on November 2, 2011, in the Journal of Hematology & Oncology entitled “Oral ezatiostat HCl (Telintra®, TLK199) and Idiopathic Chronic Neutropenia (ICN): A case report of complete response of a patient with G-CSF resistant severe chronic idiopathic neutropenia following treatment with Telintra” highlights an important observation that TELINTRA produced a striking and sustained hematologic response in white blood cell levels in an ICN patient who had an inadequate response to the standard of care, granulocyte colony stimulating factors, or G-CSF. This case report describes a patient with severe ICN who experienced frequent episodes of sepsis requiring hospitalizations and prolonged courses of antibiotics for the preceding four years. She was treated with G-CSF and had delayed, variable, and transient responses. After receiving TELINTRA therapy, her white blood cell levels stabilized, temperature normalized, and chronic infections resolved for over eight months. These results may suggest a potential role for TELINTRA tablets in the treatment of patients who are not responsive to G-CSF injections. TELINTRA, a GST P1-1 inhibitor, may achieve this effect by activating JNK, promoting the growth and maturation of blood progenitor stem cells.

TELCYTA

TELCYTA is a small molecule drug product candidate we are developing for the treatment of cancer. TELCYTA binds to GST, a protein known to play an important role in the development of resistance to commonly used chemotherapeutic drugs. GST P1-1 is a type of GST that is elevated in many cancers and is often further elevated following treatment with standard chemotherapeutic drugs. When TELCYTA binds to GST P1-1, it releases a fragment with a proven mechanism of killing cancer cells as well as other reactive agents. In contrast to the usual situation in which GST P1-1 is involved in the destruction of chemotherapeutic drugs, GST P1-1 activates TELCYTA when TELCYTA reaches its cellular target. In this way, TELCYTA kills cancer cells by inducing cell death through a process called apoptosis.

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

Preclinical Drug Product Development

TLK60404—Aurora Kinase/VEGFR Inhibitors

We have a small molecule compound, TLK60404, in preclinical development which inhibits both Aurora kinase and VEGFR kinase. Aurora kinase is a signaling enzyme whose function is required for cancer cell division, while VEGF plays a key role in tumor blood vessel formation, ensuring an adequate supply of nutrients to support tumor growth. The lead compounds of our first dual inhibitor program met a development milestone in August 2008 by demonstrating anticancer activity in preclinical models of human colon cancer and human leukemia. These lead compounds prevented tumor growth in preclinical models of human colon cancer and human leukemia by inhibiting Aurora kinase and VEGFR kinase. Our data support the concept that dual inhibition of Aurora kinase and VEGFR kinase represents a promising approach for anticancer therapy. A development drug product candidate, TLK60404, has been selected. We are conducting the required preclinical safety studies, which if successful may support the potential filing of an IND application with the FDA.

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

Research Discovery Programs

In addition to generating our current clinical product candidate portfolio, TRAP has allowed us to build our research pipeline with product candidates against targets in cancer. We have chosen to pursue those targets that have engendered a high level of interest in the drug discovery community, address important unmet clinical needs and whose modulation are expected to have a beneficial effect in treating a given disease. We are continually evaluating and prioritizing our early stage programs.

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

We have in the past established, and we continue to seek, joint discovery programs with other pharmaceutical, biotechnology and genomics companies. These collaborations would exploit our TRAP technology platform and have the potential to identify new product development and commercialization opportunities either independently or pursuant to expanded collaborations.

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

	US patent expirations		Foreign patent expirations
TRAP	2014		N/A
Product candidates
TELCYTA	2013		2014
TELINTRA	2014		2014
TLK60404	2029	*	2029	*
TLK60357	2030	*	2030	*
TLK60596	2032	*	2032	*

*	Including pending and planned applications

We may obtain patents for our product candidates many years before we obtain marketing approval for them. We can generally expect to obtain patent term extensions of up to five years for patents covering our product candidates in many countries when and if marketing approvals are obtained. In foreign countries, these extensions are available only if approval is obtained before the patent expires, but in the United States, extensions are available even if approval is obtained after the patent would expire normally through a system of interim extensions until approval. In addition, we are actively pursuing multiple life cycle patent applications for TELINTRA and TELCYTA, including applications related to combination therapies, polymorphs, formulations, manufacturing processes and the genomic profiles of responders.

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

Manufacturing

Isochem North America LLC, or Isochem, has in the past manufactured and supplied a limited number of batches of the active ingredient to be used in the production of TELINTRA for use in clinical trials. As such, we have qualified Isochem as a potential source of supply for clinical quantities of this ingredient. In addition, Patheon Inc., or Patheon, has in the past performed formulation development and analytical services, and produced for us limited batches of clinical trial material, relating to the tablet formation of TELINTRA. As such, we have qualified Patheon as a potential manufacturer of TELINTRA tablets. However, we currently do not have in effect any manufacturing or supply agreements with either Isochem or Patheon. Although we have not qualified any other sources for the active ingredient in TELINTRA or the manufacture of TELINTRA tablets, we have evaluated, and may consider, potential alternative sources for this material in the future.

We are currently dependent on a single source, AMRI Rensselaer, Inc., or AMRI, previously known as Organichem Corporation, for the active ingredient in TELCYTA. OSO BioPharmaceuticals Manufacturing LLC, or OSO, has in the past manufactured and supplied TELCYTA drug product for use in our clinical trials. As such, we have qualified OSO as a potential source of supply for clinical quantities of TELCYTA. However, we currently do not have in effect a manufacturing or supply agreement with OSO. Although we have not qualified any other source for the manufacturing and supply of TELCYTA drug product, we have evaluated, and may consider, potential alternative sources for TELCYTA in the future.

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

Research and Development

Our goal is to develop small molecule drugs for major disease areas and this goal has been supported by our substantial research and development investments. We spent approximately $5.6 million in 2011 and $11.0 million in 2010 on research and development. We conduct research internally and also through collaborations with third parties, including universities. In 2011, approximately 75% of our research and development was conducted internally and 25% was conducted through collaborations with third parties, including consultants.

Employees

As of February 15, 2012, our workforce consisted of one part-time and 22 full-time employees. Of these, five hold Ph.D. or M.D. degrees, or both, and one holds another advanced degree. Of our total workforce, 13 are engaged in research and development and 10 are engaged in business development, finance and administration. None of our employees are represented by a collective bargaining agreement, nor have we experienced any significant work stoppages. We believe that our relations with our employees are good.

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

If we are unable to raise adequate funds in the future, we will not be able to continue to fund our operations, research programs, preclinical testing and clinical trials to develop and manufacture our drug product candidates; and our auditors have indicated that our recurring losses and net capital deficiency raises substantial doubt about our ability to continue as a going concern.

The process of carrying out the development of our own unpartnered product candidates to later stages of development and developing other research programs to the stage that they may be partnered to a pharmaceutical or biotechnology company will require significant additional expenditures, including the expenses associated with preclinical testing, clinical trials and obtaining regulatory approval. We believe that our existing cash and investment securities will be sufficient to support our current operating plan until the third quarter of 2012. Accordingly, our financial statements for the fiscal year ended December 31, 2011 included in this Annual Report, contain a going concern qualification from our independent registered public accounting firm. Unanticipated changes in our research and development plans or other changes affecting our operating expenses may affect actual consumption of existing cash resources. In any event, we will require substantial additional financing in the near term in order to complete the clinical trials we are currently conducting and to fund our continued operations. We do not know whether additional financing will be available when needed or that, if available, we will be able to obtain financing on terms favorable to our stockholders. In addition, the tight credit markets and concerns regarding the availability of credit, particularly in the United States, may also negatively impact our ability to raise additional capital to fund our business. If we are delisted on the Nasdaq Capital Market, our ability to raise additional capital in the public equity market will also be significantly limited. As of December 31, 2011, our accumulated deficit was $540.3 million, and we expect to incur capital outlays and operating expenditures for the next several years as we continue our clinical, research and development activities. The extent of any actual increase in operating or capital spending will depend in part on the clinical success of our product candidates. If we fail to raise adequate funds on terms acceptable to us, if at all, we will not be able to continue to fund our operations, research programs, preclinical testing, clinical trials and manufacturing efforts. Insufficient funds will affect our ability to operate as a going concern and may require us to delay, scale back, or eliminate some or all of our activities, and our continued existence would be uncertain.

Raising additional capital by issuing securities or through collaboration and licensing arrangements may cause dilution to existing stockholders or require us to relinquish rights to our technologies or product candidates.

We may seek to raise additional funds through equity or debt financings, collaborative arrangements with corporate partners or other sources. In August 2011, we filed a shelf registration statement on Form S-3 to offer and sell, from time to time, equity and debt securities in one or more offerings up to a total dollar amount of $25.0 million. On August 30, 2011 we entered into an At Market Issuance Sales Agreement, or the Sales Agreement, with McNicoll, Lewis & Vlak LLC, or MLV, pursuant to which we may issue and sell shares of our common stock having an aggregate offering price up to $7.0 million, from time to time, through MLV as our sales agent. As of December 31, 2011, we sold 484,112 shares through MLV under the Sales Agreement and received approximately $149,000 in net proceeds after deducting approximately $7,000 in commissions and other related expenses. To the extent that we raise additional capital by issuing equity securities, our stockholders will experience dilution. To the extent that we raise additional capital through licensing arrangements or arrangements with collaborative partners, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize ourselves.

We have a history of net losses, which we expect to continue for the next several years should we have the ability to operate as a going concern. We will never be profitable unless we develop, and obtain regulatory approval and market acceptance of, our product candidates.

To date, we have not obtained regulatory approval for the commercial sale of any products, and we have not received any revenue from the commercial sale of products. Due to the significant research and development expenditures required to develop our TRAP technology and identify new product candidates, and the lack of any products to generate revenue, we have not been profitable and have incurred operating losses since we were incorporated in 1988. As of December 31, 2011, we had an accumulated deficit of $540.3 million. Should we have the ability to operate as a going concern, we expect to incur losses for the next several years as we continue our research and development activities and incur significant clinical testing and drug supply manufacturing costs. We do not anticipate that we will generate product revenue for at least several years. Our losses, among other things, have caused and will cause our stockholders’ equity and working capital to decrease. We expect that this trend will continue until we develop, and obtain regulatory approval and market acceptance of, our product candidates, if at all. We may never generate product revenue sufficient to become profitable.

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

In 2007, we completed a Phase 1-2a clinical trial of a tablet formulation of TELINTRA in MDS, a form of pre-leukemia, to evaluate safety, pharmacokinetics, pharmacodynamics and efficacy. In May 2008, we initiated a Phase 2 clinical trial of TELINTRA tablets for the treatment of patients with MDS and announced final data at the ASH meeting in December 2010. In April 2009, we initiated a randomized Phase 2 clinical trial in SCN and in November 2009, we initiated a Phase 1 Dose-Ranging Study of TELINTRA tablets in combination with Revlimid in patients with MDS. Our success depends in part on our ability to continue clinical development of TELINTRA.

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

Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if we are delisted from the Nasdaq Capital Market and are unable to transfer our listing to another stock market.

On September 19, 2008, we received a letter from the Nasdaq Listing Qualifications Department indicating that, for 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Market under Nasdaq Marketplace Rule 5550(a)(2). The letter also stated that we were given 180 calendar days to regain compliance with this listing requirement, which could be accomplished if the bid price of our common stock closed at $1.00 per share or more for a minimum of 10 consecutive business days. Subsequently, Nasdaq implemented temporary suspensions of the minimum bid price requirement. Effective January 7, 2010, we transferred the listing of our common stock from the Nasdaq Global Market to the Nasdaq Capital Market, and we were provided an additional 180-day period to regain compliance. On April 22, 2010, we received notice from Nasdaq that we had regained compliance with the minimum bid price requirement. Subsequently, the bid price for our common stock fluctuated below the levels required by Nasdaq rules for continued listing. On July 21, 2010, we received notice from Nasdaq that the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market and that we had 180 calendar days to regain compliance. On January 19, 2011, we received a notice from Nasdaq indicating that, while we had not regained compliance with the $1.00 per share requirement, Nasdaq had determined that Telik was eligible to receive an additional 180-day period to regain compliance. On February 10, 2011, we received a notice from Nasdaq indicating that for the preceding, ten consecutive business days, the closing bid price of our common stock had been $1.00 per share or greater and, as such, we had regained compliance with the $1.00 per share minimum bid price requirement. On April 21, 2011, we received notice from Nasdaq that the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market and that we had 180 calendar days, or until October 18, 2011 to regain compliance. On October 20, 2011, we received notice from Nasdaq that we had been provided with an additional 180-day period, or until April 16, 2012, to regain compliance with the minimum $1.00 per share requirement. In order to regain compliance, at any time before April 16, 2012, the bid price of our common stock must close at $1.00 per share or more for a minimum of ten consecutive business days. Nonetheless, Nasdaq may require us to maintain a closing bid price of at least $1.00 per share for a longer period before determining that we have achieved compliance. If Nasdaq determines that we will not be able to cure the deficiency, or if we are otherwise ineligible, then Nasdaq will provide written notification that our common stock will be delisted, after which we may appeal the delisting determination to a Hearings Panel. In February 2012, our board of directors approved a proposal, subject to stockholder approval, to decide whether to effect a reverse stock split of all outstanding shares of our common stock and stock options at an exchange ratio of one for fifteen, one for twenty, one for twenty five or one for thirty. Our board of directors has recommended that this proposal be presented to our stockholders for approval in the 2012 Annual Meeting of Stockholders which will be held on March 28, 2012. We cannot assure you that we will be able to regain the minimum bid price, and even if so, maintain it or other Nasdaq Capital Market listing requirements.

Delisting from the Nasdaq Capital Market could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

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

We are currently dependent on a single source of supply of the active ingredient in TELCYTA, AMRI. OSO BioPharmaceuticals Manufacturing LLC, or OSO, has in the past manufactured and supplied TELCYTA drug product for use in our clinical trials. As such, we have qualified OSO as a potential source of supply for clinical quantities of TELCYTA. However, we currently do not have in effect a manufacturing or supply agreement with OSO. Although we have not qualified any other source for TELCYTA drug product, we have evaluated, and may consider, potential alternative sources for TELCYTA in the future.

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

Our stock prices and the market prices for securities of biotechnology companies in general have been highly volatile, with recent significant price and volume fluctuations, and may continue to be highly volatile in the future. For example, our stock price dropped by 71% on the day following the announcement in December 2006 that the preliminary top-line results of our first three Phase 3 trials did not meet primary end-points. During the twelve months ended December 31, 2011, our common stock traded between $0.16 and $1.25, and on December 31, 2011, our common stock closed at $0.20. You may not be able to sell your shares quickly or at the market price if we are delisted from the Nasdaq Capital Market or if we are unable to transfer our listing to another stock market, or if trading in our stock is not active or the volume is low. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock, some of which are beyond our control:

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

None

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

Item 3.	Legal Proceedings.

None

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Our Common Stock

Our common stock trades on the Nasdaq Capital Market under the symbol “TELK”. The following table sets forth the high and low sales prices for our common stock for each quarterly period within the two most recent fiscal years.

	High	Low
2011
Quarter ended March 31, 2011	$1.25	$0.75
Quarter ended June 30, 2011	$1.01	$0.43
Quarter ended September 30, 2011	$0.80	$0.22
Quarter ended December 31, 2011	$0.37	$0.16

2010
Quarter ended March 31, 2010	$1.09	$0.72
Quarter ended June 30, 2010	$1.49	$0.66
Quarter ended September 30, 2010	$0.82	$0.64
Quarter ended December 31, 2010	$0.95	$0.64

Nasdaq Stock Listing Compliance

On September 19, 2008, we received notification from Nasdaq informing us that the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Market under Nasdaq Marketplace Rule 5550(a)(2). Effective January 7, 2010, we transferred the listing of our common stock from the Nasdaq Global Market to the Nasdaq Capital Market. On April 22, 2010, we received notification from Nasdaq that we had regained compliance with the minimum bid price requirement. Since May 20, 2010, the bid price for our common stock had again fluctuated below the levels required by Nasdaq rules for continued listing. On July 21, 2010, we received notice from Nasdaq that the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market. On February 10, 2011, we received a notification from Nasdaq that we regained compliance with the minimum bid price requirement. On April 21, 2011, we received notice from Nasdaq that the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market and that we had 180 calendar days, or until October 18, 2011 to regain compliance. On October 20, 2011, we received notice from Nasdaq that we had been provided with an additional 180-day period, or until April 16, 2012, to regain compliance with the minimum $1.00 per share requirement. In order to regain compliance, at any time before April 16, 2012, the bid price of our common stock must close at $1.00 per share or more for a minimum of ten consecutive business days. Nonetheless, Nasdaq may require us to maintain a closing bid price of at least $1.00 per share for a longer period before determining that we have achieved compliance. If Nasdaq determines that we will not be able to cure the deficiency, or if we are otherwise ineligible, then Nasdaq will provide written notification that our common stock will be delisted, after which we may appeal the delisting determination to a Hearings Panel.

As of February 22, 2012, there were 75 stockholders of record of our common stock. We have never paid our stockholders cash dividends, and we do not anticipate paying any cash dividends in the foreseeable future as we intend to retain any earnings for use in our business. Any future determination to pay dividends will be at the discretion of our board of directors.

Performance Graph

The following graph compares our cumulative total stockholder return for the past five years to two indices: the Nasdaq U.S. Index and the Nasdaq Pharmaceutical Stocks Index. This graph assumes the investment of $100 on December 29, 2006 in our common stock, the Nasdaq U.S. Index; and the Nasdaq Pharmaceutical Stocks Index. All values assume reinvestment of the full amount of all dividends and are calculated as of the last stock trading day of each year:

	December 29, 2006	December 31, 2007	December 31, 2008	December 31, 2009	December 31, 2010	December 30, 2011
Telik, Inc.	$100	$78	$9	$18	$17	$4
Nasdaq U.S. Index	100	108	66	95	113	114
Nasdaq Pharmaceutical Stocks Index	100	105	98	110	119	128

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

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share amounts)
Statement of Operations Data:
Operating costs and expenses:
Research and development	5,566	11,040	12,723	23,952	43,032
General and administrative	6,491	9,230	10,810	10,560	15,941
Facility exit costs	—	5,360	—	—	—
Restructuring costs	—	425	951	196	1,356

Total operating costs and expenses	12,057	26,055	24,484	34,708	60,329

Loss from operations	(12,057)	(26,055)	(24,484)	(34,708)	(60,329)
Interest income and other, net	35	1,333	791	2,945	5,114

Net loss	$(12,022)	$(24,722)	$(23,693)	$(31,763)	$(55,215)

Basic and diluted net loss per share	$(0.22)	$(0.46)	$(0.44)	$(0.60)	$(1.05)

Shares used to calculate basic and diluted net Loss per share	53,939	53,539	53,371	53,177	52,542

	As of December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents, investments and restricted Investments	$11,700	$24,064	$40,400	$63,469	$93,233
Working capital	9,422	20,736	39,221	48,778	69,410
Total assets	12,412	25,029	46,153	75,413	98,528
Current portion of obligations and loans	1,463	1,439	3,101	—	—
Non-current portion of obligations, loans,and long-term liabilities	1,463	2,923	—	8,000	—
Accumulated deficit	(540,329)	(528,307)	(503,585)	(479,892)	(448,129)
Total stockholders’ equity	8,299	18,369	40,934	62,372	87,319

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We have incurred net losses since inception and expect to incur losses next year as we continue our research and development activities. During the year ended December 31, 2011, loss from operations was $12.1 million and net loss was $12.0 million. Net cash used in operations for the year ended December 31, 2011 was $12.8 million and net cash, cash equivalents, investments and restricted investments at December 31, 2011 were $11.7 million. As of December 31, 2011, we had an accumulated deficit of $540.3 million.

Our expenses consist primarily of those incurred for research and development and general and administrative costs associated with our operations. The process of carrying out the development of our product candidates to later stages of development and our research programs will require significant additional research and development expenditures, including for preclinical testing and clinical trials, as well as for manufacturing development efforts and obtaining regulatory approval. We outsource our clinical trials and our manufacturing development activities to third parties to maximize efficiency and minimize our internal overhead. To date, we have funded our operations primarily through the sale of equity securities, non-equity payments from collaborative partners and interest income.

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

Going Concern

Our financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Accordingly they do not give effect to adjustments that would be necessary should we be unable to continue as a going concern. We believe our existing cash resources will not be sufficient to fund our projected operating requirements for the next twelve months, including prosecuting our current trials, conducting research and discovery efforts towards additional product candidates and providing sufficient funds for working capital and general corporate purposes. Our independent registered public accounting firm has issued a report on our financial statements that includes an explanatory paragraph referring to our recurring losses from operations and expresses substantial doubt as to our ability to continue as a going concern without additional capital becoming available. In order to continue as a going concern, we will require substantial additional financing to fund our operations and continue our clinical product development programs, and our ability to continue as a viable entity will be dependent on our ability to obtain funding. We have been and are currently seeking collaborative arrangements with corporate partners to fund the development and commercialization of TELINTRA, our lead product candidate and TELCYTA, our other product candidate. We are also evaluating options to raise additional funds through equity or debt financings and sales transactions as well as other sources such as research grants from non-profit organizations. However, we cannot provide any assurances that we will be successful in obtaining additional funding. In the event we are unable to obtain additional funding, we will be required to shift our primary focus to exploring strategic alternatives available to us to create significant value for stockholders. Those alternatives include the further restructuring of our operations to conserve resources, the sale of company assets, in whole or in part, or some other arrangement through which the value of our assets to stockholders could be optimized.

Clinical Product Development

TELINTRA, our lead drug product candidate in clinical development, is a small molecule glutathione analog inhibitor of the enzyme glutathione S-transferase P1-1, or GST P1-1. We are developing TELINTRA for the treatment of blood disorders associated with low blood cell levels, such as neutropenia or anemia. We completed an 86 patient Phase 2 clinical trial of TELINTRA tablets, for the treatment of patients with Myelodysplastic Syndrome, or MDS and presented the results at the annual meeting of the American Society of Hematology, or ASH, in December 2010. In the second quarter of 2009, we initiated a Phase 2 randomized study in Severe Chronic Neutropenia, or SCN, to determine the effect of TELINTRA tablets on absolute neutrophil count in patients with this disease. Due to the scarcity of SCN patients and our focus on MDS, we plan to terminate this study once the last remaining patient completes treatment around the third quarter of 2012. In the fourth quarter of 2009, we initiated a Phase 1 dose-ranging study of TELINTRA tablets in combination with Revlimid in patients with MDS. The study was completed in the fourth quarter of 2011 and we presented the results at the annual meeting of ASH in December 2011. In June 2011, we initiated a Phase 2 clinical trial to evaluate TELINTRA tablets in patients with Revlimid refractory or resistant, deletion 5q myelodysplastic syndrome, or del 5q MDS. This multicenter trial is intended to enroll up to 117 evaluable patients. The first planned interim analysis will occur after one-third of the patients have completed therapy and depending on the results of the interim analysis, additional enrollment may continue with two additional analyses planned. The timing of the interim analyses is dependent on the availability of patients in the del 5q MDS population. In October 2011, we initiated a Phase 2b clinical trial to evaluate TELINTRA tablets in patients with transfusion dependent, non-deletion 5q MDS, who have not been treated with hypomethylating agents, or HMA. This multicenter trial is intended to enroll up to 145 evaluable patients with 2 planned interim analyses, the first of which will be performed when data from 49 evaluable patients are available and the second at 97 evaluable patients. The timing of enrollment in this study is dependent on the availability of non-deletion 5q MDS patients.

TELCYTA, our other product candidate, is a small molecule cancer drug product candidate designed to be activated in cancer cells. TELCYTA has been evaluated in multiple Phase 2 and Phase 3 clinical trials, including trials using TELCYTA as monotherapy and in combination regimens in ovarian, non-small cell lung, breast and colorectal cancer. Results from these clinical trials indicate that TELCYTA monotherapy was generally well-tolerated, with mostly mild to moderate side effects, particularly when compared to the side effects and toxicities of standard chemotherapeutic drugs. When TELCYTA was evaluated in combination with standard chemotherapeutic drugs, the tolerability of the combinations was similar to that expected of each drug alone. Clinical activity including objective tumor responses and/or disease stabilization was reported in the TELCYTA Phase 2 trials; however, TELCYTA did not meet its primary endpoints in the Phase 3 studies. In May 2010, we initiated an investigator led study at a single site of TELCYTA in patients with refractory or relapsed mantle cell lymphoma, diffuse large B cell lymphoma, and multiple myeloma. Enrollment for this study is in two stages and is expected to range between 18 to 48 patients based on the number of responses observed. Based on responses observed in stage 1, we are planning to expand study to stage 2 and adding a second investigator site in the first quarter of 2012. Completion of enrollment is expected by the second half of 2013. We are currently seeking a partnership with a pharmaceutical or biotechnology company to further advance the development and commercialization of TELCYTA.

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

Nasdaq Stock Listing Compliance

On September 19, 2008, we received notification from Nasdaq informing us that the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Market under Nasdaq Marketplace Rule 5550(a)(2). Effective January 7, 2010, we transferred the listing of our common stock from the Nasdaq Global Market to the Nasdaq Capital Market. On April 22, 2010, we received notification from Nasdaq that we had regained compliance with the minimum bid price requirement. Since May 20, 2010, the bid price for our common stock had again fluctuated below the levels required by Nasdaq rules for continued listing. On July 21, 2010, we received notice from Nasdaq that the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market. On February 10, 2011, we received a notification from Nasdaq that we regained compliance with the minimum bid price requirement. On April 21, 2011, we received notice from Nasdaq that the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market and that we have 180 calendar days, or until October 18, 2011 to regain compliance. On October 20, 2011, we received notice from Nasdaq that we had been provided with an additional 180-day period, or until April 16, 2012, to regain compliance with the minimum $1.00 per share requirement. In order to regain compliance, at any time before April 16, 2012, the bid price of our common stock must close at $1.00 per share or more for a minimum of ten consecutive business days. Nonetheless, Nasdaq may require us to maintain a closing bid price of at least $1.00 per share for a longer period before determining that we have achieved compliance. In February 2012, our board of directors approved a proposal, subject to stockholder approval, to decide whether to effect a reverse stock split of all outstanding shares of our common stock and stock options to effect such reverse stock split at an exchange ratio of one for fifteen, one for twenty, one for twenty five or one for thirty. Our board of directors has recommended that this proposal be presented to our stockholders for approval in the 2012 Annual Meeting of Stockholders which will be held on March 28, 2012. If Nasdaq determines that we will not be able to cure the deficiency, or if we are otherwise ineligible, then Nasdaq will provide written notification that our common stock will be delisted, after which we may appeal the delisting determination to a Hearings Panel.

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

While our significant accounting policies are more fully described in Note 2 to our financial statements appearing at the end of this Annual Report on Form 10-K, we believe the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our financial statements.

Fair Value Measurements

We invest our excess cash in money market funds, cash deposits and debt instruments of the U.S. government agency securities. In the current market environment, the assessment of the fair value of the debt securities can be difficult and subjective. Accounting Standards Codification, or ASC, 820, “Fair Value Measurements and Disclosure”, establishes three levels of inputs that may be used to measure fair value The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

Stock-based Compensation Expense

We use the fair value method under ASC 718, “Compensation—Stock Compensation” to account for share-based payment awards following the modified prospective method of adoption which provided for certain changes to the method for valuing stock-based compensation. Under ASC 718, employee stock-based compensation is estimated at the date of grant based on the employee stock award’s fair value using the Black-Scholes option-pricing model and is recognized as expense ratably over the requisite service period in a manner similar to other forms of compensation paid to employees. The Black-Scholes option-pricing model requires the use of certain subjective assumptions. The most significant of these assumptions are our estimates of the expected volatility of the market price of our stock and the expected term of the award. For the years 2009 and 2011, the expected volatilities were based solely on historical volatility data as there were insufficient traded option activities resulting from our declining stock price. We did not use any expected volatility assumptions for 2010 as there were no options granted during the year. The expected term of options granted is based on the simplified method in accordance with the SEC Staff Accounting Bulletin, or SAB, Topic 14.D.2, as our historical share option exercise experience does not provide a reasonable basis for estimation. SAB Topic 14.D.2 provides guidance to issuers on the method allowed in developing estimates of expected term of “plain vanilla” share options in accordance with ASC 718. SAB Topic 14.D.2 allows companies to continue to use the simplified method, under certain circumstances, beyond December 31, 2007. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We evaluate our forfeiture rate to reflect actual historical and expected cancellations of unvested options periodically. See also Note 9, “Stockholders’ Equity,” in the Notes to Financial Statements for further information.

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

Results of Operations

Revenues

We had no collaborative research agreements in 2011, 2010 and 2009 and currently do not expect to record any revenue in the next twelve months. Future non-product revenues, if any, will depend upon the extent to which we enter into new collaborative research agreements and the amounts of payments relating to such agreements.

Research and Development Expenses

Research and development expenses for the years ended December 31, 2011, 2010 and 2009 were $5.6 million, $11.0 million and $12.7 million. Our research and development activities consist primarily of drug development, clinical supply manufacturing, clinical activities, discovery research, screening and identification of product candidates and preclinical studies. We group these activities into two major categories: “research and preclinical” and “clinical development.”

The costs associated with research and preclinical and clinical development activities approximate the following:

	Years Ended December 31,			Annual Percent Change
	2011	2010	2009	2011/2010	2010/2009
	(in thousands, except percentages)
Research and preclinical	$1,531	$3,000	$4,303	(49)%	(30)%
Clinical development	4,035	8,040	8,420	(50)%	(5)%

Total research and development	$5,566	$11,040	$12,723	(50)%	(13)%

Total research and development expenses for the year ended December 31, 2011 decreased by 50%, or $5.5 million, compared to the same period in 2010 primarily due to the following:

—	decreased costs of approximately $4.8 million associated with a workforce reduction as a result of our November 2010 restructuring plan and reduced facility costs as we relocated our corporate offices to a smaller facility in November 2010;

—	decreased clinical trial expenses of approximately $696,000 related to the completion of our Phase 2 TELINTRA tablets for MDS and $120,000 in clinical drug supply manufacturing costs;

—	offset by increased clinical development expenses of approximately $179,000 for our ongoing Phase 1 dose-ranging study of TELINTRA tablets in combination with lenalidomide in patients with MDS and Phase 2 TELCYTA in patients with Refractory or Relapsed Mantle Cell lymphoma, Diffuse Large B Cell Lymphoma, and Multiple Myeloma clinical studies.

Stock-based compensation expense included in research and development expenses for the years ended December 31, 2011 and 2010 were $715,000 and $851,000.

Total research and development expenses for the year ended December 31, 2010 decreased by 13%, or $1.7 million, compared to the same period in 2009 primarily due to the following:

—	decreased costs of approximately $1.6 million in connection with headcount reduction as a result of our restructuring in 2009 and reduced research activities;

—	decreased expenses of approximately $977,000 for TLK58747-Cytotoxic Small Molecule pre-clinical development program due to the reprioritization of our focus on other compounds;

—	decreased clinical trial expenses of approximately $765,000 related to the completion our Phase 2 TELINTRA tablets for MDS and the discontinuation of our Phase 2 TELINTRA tablets for CIN;

—	offset by a $531,000 increase in clinical development expenses for our ongoing Phase 1 dose-ranging study of TELINTRA tablets in combination with Lenalidomide in patients with MDS, Phase 2 TELINTRA tablets randomized study in SCN and TELCYTA in patients with Refractory or Relapsed Mantle Cell lymphoma, Diffuse Large B Cell Lymphoma, and Multiple Myeloma clinical studies;

—	increased stock-based compensation expense of approximately $432,000 primarily due to more stock options vested in 2010; and

—	in addition, the year ended December 31, 2009 included approximately a $604,000 reduction in accrued clinical trials expenses as a result of final close-out of clinical sites for completed clinical studies while there were no such adjustments in 2010.

Stock-based compensation expense included in research and development expenses for the years ended December 31, 2010 and 2009 were $851,000 and $420,000.

We expect total research and development expenditures to increase in the next twelve months as we focus on the enrollment of our two Phase 2 clinical trials of TELINTRA in MDS and the expansion of our TELCYTA trial in multiple myeloma.

The following table summarizes our principal drug product candidate development initiatives:

	Related R&D Expenses Years Ended December 31,
Product	2011	2010	2009
	(in thousands)
TELINTRA	$4,023	$7,600	$6,832
TELCYTA	1,509	2,107	923
TLK58747	—	128	3,269
TLK60404	34	495	742
Other (1)	—	710	957

Total research and development expenses	$5,566	$11,040	$12,723

(1)	“Other” constitutes research and development activities performed by our Chemistry, Biology, Preclinical and Quality Assurance departments as these costs cannot be allocated to any individual project.

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

General and Administrative Expenses

	Years Ended December 31,			Annual Percent Change
	2011	2010	2009	2011/2010	2010/2009
	(in thousands, except percentages)
General and administrative	$6,491	$9,230	$10,810	(30)%	(15)%

The decrease in general and administrative expenses of 30%, or $2.7 million, in 2011, compared to the same period in 2010, was primarily due to a decrease of $1.5 million in workforce and corporate administrative expenses as a result of the restructuring plan implemented in November 2010 and decreased facility costs of $1.9 million as we relocated our corporate offices to a smaller facility in November 2010 and were partially offset by an increase of $801,000 in legal expenses primarily relating to patent renewal activities and the filing of new patent applications. Stock-based compensation expense included in general and administrative expenses for the years ended December 31, 2011 and 2010 were $843,000 and $1.2 million.

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

We expect future general and administrative expenses to be at the same spending level as 2011.

Facility Exit Costs

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Facility exit costs	$—	$5,360	$—

In November 2010, we ceased the use of our facility at 3165 Porter Drive in Palo Alto, California and subleased the facility to a tenant for the remaining contractual term of our master lease, which is through May 2014. We recorded a facility exit charge of $5.4 million to the statement of operations, which included $4.7 million of estimated present value of future lease-related payments through May 2014, less estimated sublease income, and an impairment charge of $1.0 million in leasehold improvements for this facility as the facility would not have any future benefits to us and their estimated fair values were determined to be zero, offset by a reduction of $335,000 in the balance of deferred rent as of November 30, 2010. At December 31, 2011, we had a remaining facility exit costs liability of $2.9 million as we paid $309,000 in 2010 and $1.5 million in 2011. See also Note 6 in the Notes to our Financial Statements for additional information.

Restructuring Costs

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Restructuring costs	$—	$425	$951

We have implemented workforce reductions over the past several years to reduce our operating expenses and to streamline our infrastructure based on our current preclinical and clinical trial projects. In November 2010, we recorded a restructuring charge of approximately $425,000 for severance costs, health benefits and other personnel related charges relating to a workforce reduction of eleven positions. In February 2009, we implemented a restructuring plan and reduced our workforce by 37 positions and recorded a charge of approximately $951,000. All actions associated with the 2009 and 2010 restructuring plans were completed in 2011, and we do not anticipate incurring any further costs under either plan.

Interest Income and Interest Expense

	Years Ended December 31,			Annual Percent Change
	2011	2010	2009	2011/2010	2010/2009
	(in thousands, except percentages)
Interest and other income (expense), net	$35	$1,339	$876	(97)%	53%
Interest expense	$—	$6	$85	(100)%	(93)%

Interest and other income (expense), net were $35,000, $1.3 million and $876,000 for the years ended December 31, 2011, 2010 and 2009. The decrease of approximately $1.3 million in 2011 compared to the same period in 2010 was due primarily to a $1.2 million Qualifying Therapeutic Discovery Project grant received from the Internal Revenue Service Department of Treasury in 2010 and a decrease of $113,000 in investment income resulting from lower investment cash balances.

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

Interest expenses for the periods reported were solely for interest payments on our UBS loan. There were no interest expenses for the year ended December 31, 2011. The decrease of approximately $79,000 for the year ended December 31, 2010 compared to the same period in 2009 was due to the full payment of our UBS loan balance in February 2010.

Liquidity and Capital Resources

	2011	2010	2009
	(In millions, except ratios)
December 31:
Cash, cash equivalents, investments and restricted cash	$11.7	$24.1	$40.4
Working capital	$9.4	$20.7	$39.2
Current ratio	4.6 : 1	6.6 : 1	9.1 : 1

Year ended December 31:
Cash provided by (used in):
Operating activities	$(12.8)	$(16.7)	$(24.1)
Investing activities	$13.6	$15.3	$(14.2)
Financing activities	$0.4	$(3.0)	$—
Capital expenditures (included in investing activities above)	$—	$—	$—

Sources and Uses of Cash. Due to the significant research and development expenditures and the lack of any approved products to generate revenue, we have not been profitable and have generated operating losses since we incorporated in 1988. As such, we have funded our research and development operations through sales of equity, collaborative arrangements with corporate partners, interest earned on investments and equipment lease financings. At December 31, 2011 we had available cash, cash equivalents, investments and restricted investments of $11.7 million. Our cash and investment balances are held in a variety of interest-bearing instruments including obligations of U.S. government agencies and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk.

Cash Flows from Operating Activities. Cash used in operations for 2011 was $12.8 million compared to $16.7 million for the same period in 2010 and $24.1 million in 2009. Net loss of $12.0 million in 2011 included non-cash charges of $1.6 million for stock based compensation and $10,000 for depreciation. Cash used in operations was further impacted by an $823,000 reduction in accounts payable primarily due to payments related to our office relocation at the end of 2010 and a $1.4 million reduction in accrued facility exit costs due to payments made on our Porter Drive facility which were partially offset by sublease payments received. Cash used in 2010 resulted from net loss of $24.7 million which included non-cash charges of $5.4 million of facility exit costs associated with the relocation of our principal executive offices, $2.1 million for stock based compensation and $343,000 for depreciation. The increase in accounts payable balance was offset by reductions in accrued expenses and did not have a significant impact on cash used in operations for 2010. Cash used in 2009 resulted from a net loss of $23.7 million which included non-cash charges of $2.2 million for stock-based compensation, $556,000 for depreciation and $1.3 million for the reduction in value of the put option associated with the Right and were partially offset by a $1.4 million increase in the fair value of marketable securities and a $342,000 gain on the disposal of property and equipment. Cash used in operations was further impacted by a $1.4 million decrease in accounts payable and a $1.3 million reduction in accrued clinical trials related primarily to final study payments as a result of the completion of our Phase 3 clinical trials.

Cash Flows from Investing Activities. Cash provided by investing activities for 2011 was $13.6 million compared to cash provided by investing activities of $15.3 million for 2010 and cash used in investing activities in 2009 of $14.2 million. Cash provided in 2011 was primarily from $23.7 million in investment maturities and $1.7 million in investment sales partially offset by the purchase of available-for-sale investments of $11.7 million. We had no capital expenditures for the year ended December 31, 2011. Cash provided in 2010 was primarily from $35.7 million in investment maturities and $14.0 million in investment sales which included $13.8 million in sales of our ARS to UBS and was partially offset by the purchase of available-for-sale investments of $34.4 million. Cash used in 2009 was primarily for the purchase of available-for-sale investments of $42.1 million and was partially offset by $225,000 in investment sales, $27 million in investment maturities and $659,000 in proceeds from the sale of property.

Cash Flows from Financing Activities. Cash provided by financing activities for 2011 was approximately $393,000 compared to $3.0 million used in financing activities in 2010 and $47,000 provided by financing activities in 2009. Cash provided by financing activities in 2011 was primarily due to proceeds from stock sales including $149,000 in net proceeds under the At Market Issuance Sales Agreement with McNicoll, Lewis & Vlak LLC and approximately $244,000 from stock purchases under our employee stock purchase plan and stock options exercise. Cash used in financing activities for 2010 was primarily due to $3.1 million payment of our remaining UBS loan balance on February 16, 2010, offset by $64,000 in proceeds from stock purchases under our employee stock purchase plan. Financing activities for 2009 comprised of $47,000 in proceeds from stock purchases under our employee stock purchase plan.

Working Capital. Working capital decreased to $9.4 million at December 31, 2011 from $20.7 million at December 31, 2010. The decrease in working capital was primarily due to our use of cash for our clinical studies and operating expenses.

We believe our cash, cash equivalents and marketable securities as of December 31, 2011 will not be sufficient to fund our projected operating requirements for the next twelve months, including prosecuting our current trials, conducting research and discovery efforts towards additional product candidates and providing sufficient funds for working capital and general corporate purposes. In order to continue as a going concern, we will need additional capital to complete all the clinical trials we are currently conducting. We may raise funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently. Our future capital uses and requirements depend on numerous factors, including the following:

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

We need to raise additional capital or incur indebtedness in the near term to continue to fund our future operations. We may seek to raise capital through a variety of sources, including collaborative arrangements, licensing arrangements, public equity market, private equity financing, and/or public or private debt as well as other sources such as research grants from non-profit organizations. In August 2011, we filed a shelf registration statement on Form S-3 to offer and sell, from time to time, equity and debt securities in one or more offerings up to a total dollar amount of $25.0 million. On August 30, 2011 we entered into an At Market Issuance Sales

Agreement, or the Sales Agreement, with McNicoll, Lewis & Vlak LLC, or MLV, pursuant to which we may issue and sell shares of our common stock having an aggregate offering price up to $7.0 million, from time to time, through MLV as our sales agent. In conjunction with the sales agreement, MLV would receive compensation based on an aggregate of 4% of the gross proceeds on the sale price per share of our common stock. Any sales made pursuant to the sales agreement are deemed an “at-the-market” offering and would be made pursuant to the shelf registration statement on Form S-3. For the year ended December 31, 2011 we sold 484,112 shares of our common stock and received approximately $149,000 in net proceeds from stock sales under the Sales Agreement after deducting commissions and other related expenses of approximately $7,000.

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

If we are unable to secure additional financing on a timely basis or on terms favorable to us, we may be required to cease or reduce certain research and development projects, to sell some or all of our technology or assets or to merge all or a portion of our business with another entity. Insufficient funds may require us to delay, scale back, or eliminate some or all of our activities, and if we are unable to obtain additional funding, there will be uncertainty regarding our ability to continue as a going concern.

Our future contractual obligations at December 31, 2011 are as follows (in thousands):

	Total	2012	2013-2014	After 2014
Operating leases	$3,547	$1,922	$1,625	$—

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

The table below presents the principal amounts and weighted-average interest rates by year of stated maturity for our investment portfolio:

	2012	2013 and Beyond	Total	Fair Value at December 31, 2011
	(In thousands, except percentages)
Available-for-sale securities	$4,454	—	$4,454	$4,454
Average interest rate	0.16%	0.00%	0.16%

Item 8.	Financial Statements and Supplementary Data.

All information required by this item is included in Item 15 of Part IV of this Annual Report and is incorporated into this item by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

(I) Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Based on their evaluation as of December 31, 2011, our Chief Executive Officer and Vice President, Finance and Controller have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(II) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management, including our Chief Executive Officer and Vice President, Finance and Controller, does not expect that our procedures or our internal controls will prevent or detect all error and all fraud. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of our controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Vice President, Finance and Controller, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2011, our internal control over financial reporting was effective based on these criteria.

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

Effective as of November 14, 2011, the Rights Agreement dated November 2, 2001 between us and Wells Fargo Bank Minnesota, N.A. (as amended, the “Rights Agreement”) expired in accordance with its terms. The Rights Agreement provided our common stockholders with the right to purchase shares of Series A Junior Participating Preferred Stock (“Series A Preferred Stock”) upon the terms and subject to the conditions set forth in the Rights Agreement. As a result, the stock purchase rights under the Rights Agreement have been terminated and are no longer effective.

In connection with the expiration of the Rights Agreement, we filed a certificate of elimination with the Secretary of State of the State of Delaware on February 24, 2012 (the “Certificate of Elimination”). The Certificate of Elimination, which was effective upon filing, eliminated from our Amended and Restated Certificate of Incorporation all matters set forth in the Certificate of Designation with respect to the Series A Preferred Stock. No shares of the Series A Preferred Stock were issued or outstanding at the time of the filing of the Certificate of Elimination.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information regarding directors and executive officers is incorporated by reference to the information set forth under the caption “Information Regarding the Board of Directors and Corporate Governance” in our Definitive Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934 for the Annual Meeting of Stockholders to be filed with the Commission on or about March 5, 2012.

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

Information regarding executive compensation is incorporated by reference to the information set forth under the caption “Executive Compensation” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission on or about March 5, 2012.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission by on or about March 5, 2012.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption “Transactions with Related Persons” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission on or about March 5, 2012.

Item 14.	Principal Accounting Fees and Services.

Information regarding principal accountant fees and services is incorporated by reference to the information set forth under the caption “Proposal 3 – Ratification of Selection of Independent Auditors” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission by on or about March 5, 2012.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report:

1.	Financial Statements. Our financial statements and the Report of Independent Registered Public Accounting Firm, are included in Part IV of this Report on the pages indicated:

2.	Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

3.	Exhibits:

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation. (2)

3.2	Amended and Restated Bylaws. (10)

3.3	Registrant’s Certificate of Designation of Series A Junior Participating Preferred Stock. (5)

3.4	Registrant’s Certificate of Elimination with respect to Series A Junior Participating Preferred Stock.

4.1	Specimen Common Stock Certificate. (1)

10.1	Form of Indemnity Agreement. (1) (3)

10.2	2011 Equity Incentive Plan and related documents (3)(14)

10.3	2000 Equity Incentive Plan and related documents. (3) (4)

10.4	2000 Employee Stock Purchase Plan and Offering. (3) (4)

10.5	2000 Non-Employee Directors’ Stock Option Plan and Agreement. (3) (11)

10.6	1996 Stock Option Plan and forms of grant thereunder. (3) (4)

10.7	1988 Stock Option Plan and forms of grant thereunder. (3) (4)

10.8	Form of Non-Plan Stock Option Agreement. (3) (4)

10.9	Telik, Inc. Executive Officer Bonus Plan. (3)(9)

10.10	Amended and Restated Employment Agreement between Michael M. Wick, M.D., Ph.D. and Telik, dated December 17, 2008, as amended. (3) (12)

10.11	Lease between Telik and The Board of Trustees of the Leland Stanford Junior University, dated July 25, 2002. (6)

10.12	Lease, between Telik and The Board of Trustees of the Leland Stanford Junior University, dated November 24, 2010. (15)

10.13	Lease, between Telik and Aricent US, Inc., dated November 22, 2010. (15)

10.14*	Manufacturing Supply Agreement dated July 1, 2004, by and between Telik and Organichem Corporation. (7)

Exhibit Number	Description

10.15	Telik, Inc. Change of Control Severance Benefit Plan, dated February 21, 2003, amended December 17, 2008. (3) (12)

10.16	Bonuses for Fiscal Year 2009 for Named Executive Officers. (3) (9)

10.17	Transition and Release Agreement between Telik, Inc. and Dr. Stefan Ryser, Ph.D., dated as of June 12, 2009. (3) (13)

10.18	At Market Issuance Sales Agreement, dated August 30, 2011, by and between Telik, Inc., and McNicoll, Lewis & Vlak LLC. (16)

14.1	Telik, Inc. Code of Conduct. (8)

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on the signature pages hereto)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Link Document

*	Confidential treatment has been granted for portions of this document. The information omitted pursuant to such confidential treatment order has been filed separately with the Securities and Exchange Commission.

**	These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

(1)	Incorporated by reference to exhibits to our Registration Statement on Form S-1, filed on April 3, 2000, as amended (File No. 333-33868).

(2)	Incorporated by reference to exhibits to our Annual Report on Form 10-K for the year ended December 31, 2001, as filed on March 27, 2002.

(3)	Management contract or compensatory arrangement.

(4)	Incorporated by reference to exhibits to our Registration Statement on Form S-8, as filed on August 30, 2000 (File No. 333-44826).

(5)	Incorporated by reference to exhibits to our Current Report on Form 8-K dated November 2, 2001, as filed on November 5, 2001.

(6)	Incorporated by reference to exhibits to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, as filed on November 13, 2002.

(7)	Incorporated by reference to exhibits to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, as filed on November 8, 2004.

(8)	Incorporated by reference to exhibits to our Annual Report on Form 10-K for the year ended December 31, 2003, as filed on March 5, 2004.

(9)	Incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the year ended December 31, 2006, as filed on February 28, 2007.

(10)	Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K dated December 11, 2007, as filed on December 14, 2007.

(11)	Incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 2007, as filed on March 3, 2008.

(12)	Incorporated by reference to exhibits to our Current Report on Form 8-K dated December 17, 2008, as filed on December 23, 2008.

(13)	Incorporated by reference to Exhibit 10.20 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, as filed on August 6, 2009.

(14)	Incorporated by reference to Appendix E to our Proxy Statement for the Annual Meeting of Stockholders, as filed on May 16, 2011.

(15)	Incorporated by reference to exhibits to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, as filed on August 12, 2011.

(16)	Incorporated by reference to Exhibit 10.17 to our Current Report on Form 8-K dated August 30, 2011, as filed on August 31, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELIK, INC.

/S/ WENDY WEE
Wendy Wee Vice President, Finance and Controller (Principal Financial and Accounting Officer)

Dated: February 27, 2012

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ MICHAEL M. WICK Michael M. Wick, M.D., Ph.D.	Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2012

/S/ WENDY WEE Wendy Wee	Vice President, Finance and Controller (Principal Financial and Accounting Officer)	February 27, 2012

/S/ EDWARD W. CANTRALL Edward W. Cantrall, Ph.D.	Director	February 27, 2012

/S/ STEVEN R. GOLDRING Steven R. Goldring, M.D.	Director	February 27, 2012

/S/ RICHARD B. NEWMAN Richard B. Newman	Director	February 27, 2012

/S/ HERWIG VON MORZE Herwig von Morze, Ph.D.	Director	February 27, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Telik, Inc.

We have audited the accompanying balance sheets of Telik, Inc. as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Telik, Inc. at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with the U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, Telik, Inc.’s recurring losses from operations, available cash, cash equivalents and investments and accumulated deficit raise substantial doubt about its ability to continue as a going concern. Management’s plans as to these matters also are described in Note 1.

/s/    Ernst & Young LLP

San Jose, California

February 27, 2012

TELIK, INC.

BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$9,046	$7,768
Short-term investments	2,404	15,847
Interest and other receivables	25	214
Prepaids and other current assets	589	643

Total current assets	12,064	24,472
Property and equipment, net	1	11
Restricted investments	250	449
Other assets	97	97

Total assets	$12,412	$25,029

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$109	$932
Accrued clinical trial costs	153	226
Accrued compensation	367	661
Accrued liabilities	550	478
Current portion of facility exit costs	1,463	1,439

Total current liabilities	2,642	3,736
Noncurrent portion of facility exit costs	1,463	2,923
Long-term deferred rent	8	1

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value: 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value: 100,000,000 shares authorized; shares issued and outstanding 54,456,289 in 2011 and 53,613,572 in 2010	545	536

Additional paid-in capital	548,083	546,141
Accumulated other comprehensive loss	—	(1)
Accumulated deficit	(540,329)	(528,307)

Total stockholders’ equity	8,299	18,369

Total liabilities and stockholders’ equity	$12,412	$25,029

See accompanying Notes to Financial Statements.

TELIK, INC.

STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,
	2011	2010	2009
Operating costs and expenses:
Research and development	$5,566	$11,040	$12,723
General and administrative	6,491	9,230	10,810
Facility exit costs	—	5,360	—
Restructuring costs	—	425	951

Total operating costs and expenses	12,057	26,055	24,484

Loss from operations	(12,057)	(26,055)	(24,484)
Interest and other income, net	35	1,339	876
Interest expense	—	(6)	(85)

Net loss	$(12,022)	$(24,722)	$(23,693)

Basic and diluted net loss per share	$(0.22)	$(0.46)	$(0.44)

Shares used to calculate basic and diluted net loss per share	53,939	53,539	53,371

See accompanying Notes to Financial Statements.

TELIK, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2008	53,290	$533	541,710	$21	$(479,892)	$62,372
Comprehensive loss:
Net loss	—	—	—	—	(23,693)	(23,693)
Change in unrealized gains (losses) on available-for-sale investments	—	—	—	(23)	—	(23)

Comprehensive loss						(23,716)
Share-based compensation expense	—	—	2,231	—	—	2,231
Common stock issued under stock option and purchase plans	140	1	46	—	—	47

Balance at December 31, 2009	53,430	534	543,987	(2)	(503,585)	40,934
Comprehensive loss:
Net loss	—	—	—	—	(24,722)	(24,722)
Change in unrealized gains (losses) on available-for-sale investments	—	—	—	1	—	1

Comprehensive loss						(24,721)
Share-based compensation expense	—	—	2,092	—	—	2,092
Common stock issued under stock option and purchase plans	184	2	62	—	—	64

Balance at December 31, 2010	53,614	536	546,141	(1)	(528,307)	18,369
Comprehensive loss:
Net loss	—	—	—	—	(12,022)	(12,022)
Change in unrealized gains (losses) on available-for-sale investments	—	—	—	1	—	1

Comprehensive loss						(12,021)
Issuance of common stock under an At Market Issuance Sales Agreement	484	5	144	—	—	149
Share-based compensation expense	—	—	1,558	—	—	1,558
Common stock issued under stock option and purchase plans	358	4	240	—	—	244

Balance at December 31, 2011	54,456	$545	$548,083	$—	$(540,329)	$8,299

See accompanying Notes to Financial Statements.

TELIK, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net loss	$(12,022)	$(24,722)	$(23,693)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10	343	556
(Gain) loss on the disposal of property and equipment	—	31	(342)
Share-based compensation expense	1,558	2,092	2,231
Facility exit costs	—	5,360	—
Change in value of marketable securities	—	111	(1,350)
Change in fair value of rights to sell ARS to UBS	—	(111)	1,309
Changes in assets and liabilities:
Other receivables	189	2	(178)
Prepaid expenses and other current assets	54	59	267
Other assets	—	(97)	—
Accounts payable	(823)	742	(1,391)
Accrued liabilities	(288)	(227)	(1,532)
Accrued facility exit costs	(1,436)	(308)	—

Net cash used in operating activities	(12,758)	(16,725)	(24,123)

Cash flows from investing activities:
Purchases of investments	(11,720)	(34,411)	(42,119)
Sales of investments	1,699	14,024	225
Maturities of investments	23,664	35,660	27,000
Proceeds from sale of property and equipment	—	5	659

Net cash provided by (used in) investing activities	13,643	15,278	(14,235)

Cash flows from financing activities:
Payments on loan provided by UBS relating to ARS	—	(3,100)	—
Net proceeds from issuance of common stock	393	64	47

Net cash provided by (used in) financing activities	393	(3,036)	47

Net change in cash and cash equivalents	1,278	(4,483)	(38,311)
Cash and cash equivalents at beginning of period	7,768	12,251	50,562

Cash and cash equivalents at end of period	$9,046	$7,768	$12,251

Supplemental information:
Interest paid	$—	$6	$85
Proceeds from sale of ARS directly applied to UBS loan relating to ARS	—	—	$4,900
Repayment of UBS loan relating to ARS using proceeds from sale of ARS	—	—	$(4,900)

See accompanying Notes to Financial Statements.

TELIK, INC.

NOTES TO FINANCIAL STATEMENTS

1.    Nature of Operations and Going Concern

Telik, Inc. (“Telik,” “we” or, the “Company”) was incorporated in the state of Delaware in October 1988. We are engaged in the discovery and development of small molecule therapeutics. We operate in only one business segment.

We have incurred net losses since inception and we expect to incur substantial losses for at least the next several years as we continue our research and development activities. During the year ended December 31, 2011, loss from operations was $12.1 million and net loss was $12.0 million. Net cash used in operations for the year ended December 31, 2011 was $12.8 million and aggregate cash, cash equivalents, investments and restricted investments at December 31, 2011 were $11.7 million. As of December 31, 2011, we had an accumulated deficit of $540.3 million.

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

We believe our existing cash resources will not be sufficient to fund our projected operating requirements for the next twelve months. We have been and are currently seeking collaborative arrangements with corporate partners to fund the development and commercialization of TELINTRA, our lead product candidate and TELCYTA, our other product candidate. We are also evaluating options to raise additional funds through equity or debt financings and sales transactions as well as other sources such as research grants from non-profit organizations. However, we cannot provide any assurances that we will be successful in obtaining additional funding. If we are unable to secure additional financing on a timely basis or on terms favorable to us, we may be required to cease or reduce certain research and development projects, to sell some or all of our technology or assets or to merge all or a portion of our business with another entity. Insufficient funds may require us to delay, scale back, or eliminate some or all of our activities, and if we are unable to obtain additional funding, we will continue to have uncertainty regarding our ability to continue as a going concern.

In August 2011, we filed a shelf registration statement on Form S-3 to offer and sell, from time to time, equity and debt securities in one or more offerings up to a total dollar amount of $25.0 million. On August 30, 2011, we entered into an At Market Issuance Sales Agreement, or Sales Agreement, with McNicoll, Lewis & Vlak LLC, or MLV, pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $7.0 million from time to time through MLV as our sales agent. For the year ended December 31, 2011, we received approximately $149,000 in net proceeds from stock sales under the Sales Agreement after deducting commissions and other related expenses. Our ability to sell shares of our common stock is subject to share volume limitations, market conditions and our continued listing on the Nasdaq Capital Market. There is no assurance that we may be able to raise any funds in the future under the Sales Agreement.

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to generate revenue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

TELIK, INC.

NOTES TO FINANCIAL STATEMENTS

2.    Summary of Significant Accounting Policies

Use of Estimates

In preparing our financial statements to conform with U.S. generally accepted accounting principles, we make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results may differ from these estimates.

Cash and Cash Equivalents and Short-Term Investments

We currently invest our excess cash in money market funds, cash deposits and U.S. government agency securities. Prior to July 2010, we held taxable municipal notes, some of which had an auction reset feature (auction rate securities, or ARS), and corporate notes. All investments with stated maturities of three months or less from date of purchase are classified as cash equivalents. Debt securities with original maturities greater than three months and remaining maturities less than one year are classified as short-term investments. Debt securities with remaining maturities greater than one year and which we intend to hold until maturity are classified as long-term investments. We classify all cash equivalents and non-ARS investments as available-for-sale. Available-for-sale securities are carried at estimated fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss).

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

Restricted Investments

Under certain operating lease agreements, we may be required from time to time to set aside cash as collateral. At December 31, 2011, we had approximately $250,000 of restricted investments and at December 31, 2010 we had approximately $449,000 related to the building lease agreement.

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

TELIK, INC.

NOTES TO FINANCIAL STATEMENTS

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

Impairment of Long-lived Assets

We regularly evaluate our long-lived assets for indicators of possible impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable, in accordance with ASC 360 and related guidance. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less

TELIK, INC.

NOTES TO FINANCIAL STATEMENTS

than its carrying amount. Impairment, if any, is assessed using discounted cash flows. For the year ended December 31, 2010, we recorded an impairment charge of $1.0 million against leasehold improvements. We had no impairment charge for the year ended December 31, 2011.

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

Stock-based Compensation

Under the provisions of ASC 718, employee stock-based compensation is estimated using the Black-Scholes option-pricing model and is recognized as expense ratably over the requisite service period in a manner similar to other forms of compensation paid to employees. The Black-Scholes option-pricing model requires the use of certain subjective assumptions. The most significant of these assumptions are our estimates of the expected volatility of the market price of our stock and the expected term of the award. For the years 2009 and 2011, the expected volatilities were based solely on historical volatility data as there were insufficient traded option activities resulting from our declining stock price. We did not use any expected volatility assumptions for 2010 as there were no options granted during the year. The expected term of options granted is based on the simplified method in accordance with SAB Topic 14.D.2, as our historical share option exercise experience does not provide a reasonable basis for estimation. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We adjust our forfeiture rate to reflect actual historical and expected cancellations of unvested options when applicable. See Note 9 to Financial Statements for additional information.

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

TELIK, INC.

NOTES TO FINANCIAL STATEMENTS

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

	Year Ended December 31,
	2011	2010	2009
Weighted average outstanding options	11,358,880	12,387,695	9,494,092

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

ASC 740-10-25 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with ASC 740. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of Section 740-10-25 and in subsequent periods. Any potential accrued interest and penalties related to unrecognized tax benefits within operations would be recorded as income tax expense. To date, there have been no interest or penalties charged to us related to the underpayment of income taxes.

We adopted and applied ASC 740-10-25 to all income tax positions commencing from 2007. There was no impact on our financial statements upon adoption. Because of our historical significant net operating losses, we have not been subject to income tax since inception. Upon adoption of ASC 740-10-25 on January 1, 2007, we recognized a $14.2 million increase in our liability for unrecognized income tax benefits which was accounted for as a reduction to the deferred tax assets balance as of that date. At December 31, 2011, we have a liability for unrecognized tax benefits of $9.4 million, none of which, if recognized, would affect our effective tax rate. We maintain deferred tax assets that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. These deferred tax assets include net operating loss carryforwards, research credits and capitalized research and development. The net deferred tax asset has been fully offset by a valuation allowance because of our history of losses.

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, or ASU 2011-12, to allow FASB time to redeliberate whether to present on the face of financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all other periods presented. ASU 2011-12 is effective at the same time as the

TELIK, INC.

NOTES TO FINANCIAL STATEMENTS

amendments in ASU 2011-05 so that we will not be required to comply with these presentation requirements in ASU 2011-05. All other requirements in ASU 2011-05 are not affected by this update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements.

In June 2011, FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220)-Presentation of Comprehensive Income, or ASU 2011-05, to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU 2011-05 should be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We are currently evaluating the potential impact of adopting ASU 2011-05 on our financial statements.

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

3.    Fair Value Measurements

We measure certain financial assets at fair value on a recurring basis, including cash equivalents, available-for-sale securities, trading securities and put options. The fair value of these financial assets was determined based on a three-tier fair value hierarchy as described in Note 1, which prioritizes the inputs used in measuring fair value.

TELIK, INC.

NOTES TO FINANCIAL STATEMENTS

The following table presents information about our financial assets that are measured at fair value on a recurring basis as of December 31, 2011 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair Value Measurement at December 31, 2011 Using
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Available-for-sale securities:
Money market funds	$5,190	$5,190	$—	$—
US government agencies	4,454	—	4,454	—

Total	$9,644	$5,190	$4,454	$—

The following table presents information about our financial assets that are measured at fair value on a recurring basis as of December 31, 2010 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair Value Measurement at December 31, 2010 Using
	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Available-for-sale securities:
Money market funds	$53	$53	$—	$—
US government agencies	20,734	—	20,734	—

Total	$20,787	$53	$20,734	$—

There were no transfers between Level 1 and Level 2 measurements in the years ended December 31, 2011 and 2010.

The following is a reconciliation of our investments measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Put Option	Auction Rate Securities	Total
	(in thousands)
Balance at December 31, 2009	3,420	10,380	13,800
Impairment gain (loss) included in net loss	111	(111)	—
Sales or settlement	(3,531)	(10,269)	(13,800)

Balance at December 31, 2010	$—	$—	$—

Balance at December 31, 2011	$—	$—	$—

TELIK, INC.

NOTES TO FINANCIAL STATEMENTS

We estimated the fair value of our ARS and put option held prior to July 2010 using Level 3 inputs as these securities did not have a readily determinable market value. To estimate the fair value, we used a discounted cash flow approach and considered several factors including interest rates, credit quality, and expected holding period.

In 2008, we entered into an agreement with UBS whereby we received rights, or the Right, to sell all our ARS held in our UBS account at par value ($18.7 million) to UBS at any time during a two-year period beginning on June 30, 2010 and ending on July 2, 2012. On February 12, 2010, UBS repurchased $4.0 million of our ARS from the original balance of $13.8 million. On July 1, 2010, we exercised the Right and sold all our remaining ARS to UBS under the Rights Agreement at par value of $9.8 million. For the year ended December 31, 2010, we recorded (i) a reduction of approximately $3.5 million and $10.3 million in fair values of our put option and ARS respectively, as a result of certain ARS repurchased by UBS in February 2010 and the exercise of the Rights Agreement on July 1, 2010 and (ii) no gain or loss to interest and income, net due to offsetting changes in fair values of our ARS and put option. As a result, we had no ARS investments and put option balance at December 31, 2010 and at December 31, 2011. For additional information, see Note 8 to Financial Statements.

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

4.    Cash and Cash Equivalents, Investments and Restricted Investments

The following is a summary of estimated fair value of cash and cash equivalents, investments and restricted investments:

	December 31
	2011	2010
	(in thousands)
Certificate of deposits	$250	$449
US government agencies	4,454	20,734
Cash and money market funds	6,996	2,881

Total	$11,700	$24,064

Reported as:
Cash and cash equivalents	$9,046	$7,768
Short-term investments	2,404	15,847
Restricted investments	250	449

Total	$11,700	$24,064

TELIK, INC.

NOTES TO FINANCIAL STATEMENTS

We had no material unrealized gains or losses for the year ended December 31, 2011. The following is a summary of amortized cost, unrealized gains and losses and estimated fair value of cash and cash equivalents and marketable debt securities held as available-for-sale for the year ended December 31, 2010.

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Certificate of deposits	$449	$—	$—	$449
US government agencies	20,735	2	(3)	20,734
Cash and money market funds	2,881	—	—	2,881

Total	$24,065	$2	$(3)	$24,064

There were no material realized gains on sales of available-for-sale investments for the years ended December 31, 2011 and 2010. Realized gains and losses were calculated based on the specific identification method.

We had no material unrealized losses for the year ended December 31, 2011. The following tables summarize the gross unrealized losses and fair values for investments in an unrealized loss position for which other-than-temporary impairments were not recognized for the year ended December 31, 2010.

	Less Than 12 Months		12 Months or Greater		Total
December 31, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
US government agencies	$8,482	$(3)	$—	$—	$8,482	$(3)

Total	$8,482	$(3)	$—	$—	$8,482	$(3)

The following is a summary of the cost and estimated fair value of marketable debt securities, held as available-for-sale at December 31, 2011 and 2010, classified by stated maturity date of the security:

	December 31, 2011		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Mature in less than one year	$4,454	$4,454	$20,735	$20,734

Total	$4,454	$4,454	$20,735	$20,734

5.    Property and Equipment

Property and equipment consist of the following:

	December 31,
	2011	2010
	(in thousands)
Computer and lab equipment	$1,034	$1,113
Capitalized software	547	547
Office furniture and equipment	94	115

	1,675	1,775
Less accumulated depreciation	(1,674)	(1,764)

Property and equipment, net	$1	$11

TELIK, INC.

NOTES TO FINANCIAL STATEMENTS

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

The following table summarizes the activities related to accrued facility exit costs for the year ended December 31, 2011 and 2010 (in thousands):

	December 31,
	2011	2010
	(in thousands)
Beginning balance	$4,362	$4,671
Amounts paid during the period	(3,822)	(309)
Amounts received during the period	2,376	—
Non-cash accretion	10	—

Balance as of December 31, 2011	$2,926	$4,362

Reported as current portion	$1,463	$1,439
Reported as noncurrent portion	$1,463	$2,923

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

For the restructuring plan in November 2010, we ultimately reduced our workforce by ten positions and accrued a restructuring charge of approximately $425,000, including employee severance costs, health benefits and personnel related costs. In connection with the restructuring plan, we paid $232,000 in December 2010, $140,000 in the quarter ended March 31, 2011, $48,000 in the quarter ended June 30, 2011 and for the quarter ended September 30, 2011, we reversed $5,000 for unused health benefits.

TELIK, INC.

NOTES TO FINANCIAL STATEMENTS

8.    Notes Payable and Commitments

Notes Payable

In connection with our acceptance of the offer to enter into the Right agreement with UBS, a “no net cost” loan in the amount of up to 75% of the market value of our ARS was made available to us. On December 31, 2008, we entered into a loan agreement with UBS and drew down $8 million with our ARS pledged as collateral. On June 10, 2009 and February 12, 2010, UBS elected to repurchase a portion of our ARS under the Rights Agreement at par value of $4.9 million and $4.0 million, respectively. Proceeds from both sales of our ARS were applied to repayment of the credit line whereby $4.9 million was paid in June 2009 leaving a balance of $3.1 million which was paid in full in February 2010. Interest paid on the loan for the year ended December 31, 2010 was approximately $6,000 which was offset entirely by interest earned on the pledged securities. We had no interest expense for the year ended December 31, 2011.

Operating Leases

In November 2010, we entered into a 28-month lease agreement for 8,620 square feet of office space at 700 Hansen Way in Palo Alto, California and relocated our corporate offices to this facility.

We also lease approximately 92,000 square feet located at 3165 Porter Drive in Palo Alto, California, which we have subleased to a tenant effective November 2010 through May 2014 when our master lease expires. Pursuant to the terms of the lease, we are required to maintain a security deposit, in the form of a letter of credit equal to approximately $250,000. This letter of credit must be secured by either a deposit account or a securities account and at December 31, 2011 the security deposit is in the form of securities that are classified in the balance sheet as restricted investments. This collateral account is managed in accordance with our investment policy, and is restricted as to withdrawal.

We also have an office equipment lease of approximately $45,000 with a remaining term of 19 months.

Future minimum rental payments under our non-cancelable operating leases as of December 31, 2011 are as follows:

Operating Leases
(in thousands)
Years ending December 31,
2012	4,370
2013	3,685
2014	1,537
2015	—

Total future minimum rental payments	9,592
Less aggregate future minimum rentals to be received from subleases	(6,045)

Total	$3,547

Rent expense under operating leases was approximately $396,000 in 2011 and $3.4 million in 2010.

TELIK, INC.

NOTES TO FINANCIAL STATEMENTS

9.    Stockholders’ Equity

Stock Offerings

In August 2011, we filed a shelf registration statement on Form S-3 to offer and sell, from time to time, equity and debt securities in one or more offerings up to a total dollar amount of $25.0 million. On August 30, 2011 we entered into an At Market Issuance Sales Agreement with McNicoll, Lewis & Vlak LLC, or MLV, pursuant to which we may issue and sell shares of our common stock having an aggregate offering price up to $7.0 million, from time to time, through MLV as our sales agent. In conjunction with the sales agreement, MLV would receive compensation based on an aggregate of 4% of the gross proceeds on the sale price per share of our common stock. Any sales made pursuant to the sales agreement are deemed an “at-the-market” offering and would be made pursuant to the shelf registration statement on Form S-3. For the year ended December 31, 2011, we sold 484,112 shares through MLV under the sales agreement and received approximately $149,000 in net proceeds after deducting commissions and other related expenses.

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

In the event that any person, entity or group of affiliated or associated persons become an Acquiring Person, each holder of a Right will have the right to receive, upon exercise, the number of common shares having a market value of two times the exercise price of the Right. In the event that the Company is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power are sold to an Acquiring Person, its associates or affiliates or certain other persons in which such persons have an interest, each holder of a Right will have the right to receive, upon the exercise at the then-current exercise price of the Right, that number of shares of common stock of the acquiring company which at the time of such transaction will have a market value of two times the exercise price of the Right. At any time after an Acquiring Person becomes an Acquiring Person and prior to the acquisition by such Acquiring Person of 50% or more of the outstanding common shares, the Board of Directors of the Company may exchange the Rights (other than Rights owned by such person or group which have become void), in whole or in part, at an exchange ratio of one common share, or one one-hundredth of a Preferred Share, per Right (or, at the election of the Company, the Company may issue cash, debt, stock or a combination thereof in exchange for the Rights), subject to adjustment. The Rights expired on November 14, 2011. Accordingly, we filed a certificate of elimination withthe Secretary of State of the State of Delaware on February 24, 2012 (the “Certificate of Elimination”) which eliminated from

TELIK, INC.

NOTES TO FINANCIAL STATEMENTS

our Amended and Restated Certificate of Incorporation all matters set forth in the Certificate of Designation with respect to the Preferred Shares. No Preferred Shares were issued or outstanding at the time of the filing of the Certificate of Elimination.

2011 Equity Incentive Plan

In March 2011, we adopted the 2011 Equity Incentive Plan, or the “2011 Plan”, and reserved 3,500,000 shares of Telik common stock for issuance under the 2011 Plan. Options granted under the 2011 Plan may be either incentive stock options (“ISOs”) or nonstatutory stock options (“NSOs”). The 2011 Plan also provides for the grant of stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards and other stock awards. For ISOs and NSOs, the option price shall be at least 100% and 85%, respectively, of the closing price of our common stock on the date of the grant. If, at any time we grant an option, and the optionee directly or by attribution owns stock possessing more than 10% of the total combined voting power of all classes of stock of Telik, the option price shall be at least 110% of the fair value and shall not be exercisable more than five years after the date of grant. Options generally vest over a period of two or four years from the date of grant. Options granted under the 2011 Plan expire no later than 10 years from the date of grant. As of December 31, 2011, there were 2,433,500 option shares outstanding and 1,066,500 shares available for future grants under the 2011 Plan.

2000 Equity Incentive Plan

In March 2000, we adopted the 2000 Equity Incentive Plan, or the “2000 Plan”, and reserved 2,000,000 shares of Telik common stock for issuance under the 2000 Plan. In addition, the 2000 Plan provides for annual increases in the number of shares available for issuance under the 2000 Plan beginning January 1, 2001. The number of additional shares to be reserved automatically will be equal to the lesser of 1,500,000 shares, 5% of the outstanding shares on the date of the annual increase or such amount as may be determined by the Board of Directors. Options granted under the 2000 Plan may be either incentive stock options (“ISOs”) or nonstatutory stock options (“NSOs”). For ISOs and NSOs, the option price shall be at least 100% and 85%, respectively, of the closing price of our common stock on the date of the grant. If, at any time we grant an option, and the optionee directly or by attribution owns stock possessing more than 10% of the total combined voting power of all classes of stock of Telik, the option price shall be at least 110% of the fair value and shall not be exercisable more than five years after the date of grant. Options generally vest over a period of two or four years from the date of grant. We have also granted performance-based options which will only vest when our Board of Directors determines we have achieved the specific performance goals. As of December 31, 2011, there were 1.2 million shares of performance-based options to be recognized when or if it is probable the specific performance goals are achieved. Options granted under the 2000 Plan expire no later than 10 years from the date of grant. The 2000 Plan expired in March 2010. There were 8.2 million stock option shares (including performance-based options) which had been granted prior to the plan’s expiration remaining outstanding as of December 31, 2011.

2000 Non-Employee Directors’ Stock Option Plan

In March 2000, we adopted the 2000 Non-Employee Directors’ Stock Option Plan, or the “Directors’ Plan”, and reserved a total of 300,000 shares of common stock for issuance thereunder. In May 2006, our stockholders approved an increase in the number of shares of common stock authorized for issuance under the Directors’ Plan by an additional 300,000 shares. Each non-employee director at the initial public offering date was granted a NSO to purchase 20,000 shares of common stock, and each non-employee director who subsequently becomes a director of Telik will be automatically granted a NSO to purchase 20,000 shares of common stock on the date on which such person first becomes a director. On February 20, 2008, our board of directors amended the Directors’ Plan such that upon the day immediately following each annual stockholder meeting each non-employee director

TELIK, INC.

NOTES TO FINANCIAL STATEMENTS

will automatically be granted a NSO to purchase 10,000 shares of common stock or an option to purchase an amount of shares prorated for the part of the year served as non-employee director. The exercise price of options under the Directors’ Plan will be equal to the fair market value of the common stock on the date of grant. The maximum term of the options granted under the Directors’ Plan is ten years. All grants under the Directors’ Plan will vest over a period of four years from date of grant, one fourth vesting one year after the date of the grant and thereafter the balance vesting monthly. The Directors’ Plan expired in March 2010. There were 245,000 stock option shares which had been granted prior to the plan’s expiration remaining outstanding as of December 31, 2011.

2000 Employee Stock Purchase Plan

In March 2000, we adopted the 2000 Employee Stock Purchase Plan, or the “Purchase Plan”. We reserved a total of 250,000 shares of our common stock for issuance under the Purchase Plan. In addition, the Purchase Plan provides for annual increases in the number of shares available for issuance under the Purchase Plan beginning January 1, 2001. The number of additional shares to be reserved automatically will be equal to the lesser of 150,000 shares, 1% of the outstanding shares on the date of the annual increase or such amount as may be determined by the Board of Directors. The Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock on the first day of the offering or 85% of the fair market value of our common stock on the purchase date. The weighted average per share fair value for stock purchase offerings under our Purchase Plan during 2011 and 2009 was $0.33 and $0.35. There were no participants enrolled in our new stock purchase offerings in 2010 under our Purchase Plan.

Reserved Shares

At December 31, 2011, shares of common stock reserved for future issuance is as follows:

2011 Equity incentive plan	3,500,000
2000 Equity incentive plan	8,213,449
2000 Non-employee directors’ stock option plan	245,000
2000 Employee stock purchase plan	584,879

12,543,328

TELIK, INC.

NOTES TO FINANCIAL STATEMENTS

Stock Option Plan Activity Summary

A summary of activity under our stock option plans is as follows:

	Shares Available for Grant	Number of Options Outstanding	Weighted average exercise price per share		Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Balance, December 31, 2009	2,502,136	12,596,938	$6.99
1996 Plan shares expired	(150,328)	—	$2.00
2000 Plan shares expired	(4,514,257)	—	(a	)
2000 Directors’ Plan shares expired	(306,459)	—	(b	)
Authorized	1,500,000	—	—
Forfeited or expired	968,908	(968,908)	$3.53

Balance, December 31, 2010	—	11,628,030	$7.28
2000 Plan options expired	—	(2,899,557)	$8.34
Authorized	3,500,000 (c)	—
Granted	(2,526,000)	2,526,000	$0.69
Exercised	—	(270,024)	$0.80
Canceled	92,500	(92,500)	$0.69

Outstanding at December 31, 2011	1,066,500	10,891,949	$5.68		5.96	$-0-

Exercisable at December 31, 2011		7,885,055	$7.43		5.00	$-0-

(a)	2000 Plan expired in March 2010. As of December 31, 2010, 4,514,257 shares expired of which 818,580 shares were from canceled stock options with a weighted average exercise price of $3.81.
(b)	2000 Directors’ Plan expired in March 2010. All shares available for grant under this plan expired.
(c)	2011 Equity Incentive Plan adopted in March 2011 and approved by stockholders in May 2011.

The weighted average fair value of options granted during 2009 and 2011 was $0.62 and $0.55. There were no options granted in 2010. There were no options exercised during the year ended December 31, 2010 and 2009. The total intrinsic value of options exercised during the year ended December 31, 2011 was $29,000. The total fair value of shares vested during the years ended December 31, 2011, 2010 and 2009 was $1.5 million, $1.9 million and $3.2 million.

Stock-Based Compensation under ASC 718

Employee stock-based compensation expenses recognized in the years ended December 31, 2011, 2010 and 2009 were calculated based on awards ultimately expected to vest and have been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

TELIK, INC.

NOTES TO FINANCIAL STATEMENTS

Total estimated stock-based compensation expense, related to all of our share-based payment awards, recognized under ASC 718 comprised of the following:

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Research and development	$715	$852	$420
General and administrative	843	1,240	1,811

Stock-based compensation expense before taxes	1,558	2,092	2,231
Related income tax benefits	—	—	—

Effect on net loss	$1,558	$2,092	$2,231

Because we had a net operating loss carryforward as of December 31, 2011, no tax benefits for the tax deductions related to stock-based compensation expense were recognized in our Statements of Operations. Additionally, no incremental tax benefits were recognized from stock options exercised in the years ended December 31, 2011, 2010 and 2009, which would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities. As of December 31, 2011, $854,000 of total unrecognized compensation costs, net of forfeitures, related to non-vested awards was expected to be recognized over a weighted average period of 1.29 years.

Valuation assumptions

Assumptions used in the Black-Scholes model were as follows:

	Stock Option Plans			Stock Purchase Plan
	2011	2010	2009	2011	2010	2009
Weighted average expected stock price volatility	104.9%	N/A	99.8%	88.2%	N/A	140.3%
Weighted average risk-free interest rate	2.14%	N/A	2.65%	0.26%	N/A	0.67%
Weighted average expected life (in years)	5.53	N/A	5.65	1.25	N/A	1.25
Weighted average expected dividend yield	—	—	—	—	—	—

10.    Income Taxes

We have incurred net losses since inception and, consequently, have not recorded any U.S. federal and state income taxes.

The provision for income taxes differs from the expected tax expense computed by applying the statutory federal income tax rate to loss before taxes as follows:

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Tax at Federal statutory rate	$(4,088)	$(8,406)	$(8,056)
State tax, net of federal income tax benefit	(701)	(1,424)	(1,377)
Research and development credit	(51)	(239)	(601)
Un-benefitted losses	4,710	10,324	9,909
Other individually immaterial items	130	(255)	125

Provision for taxes	$—	$—	$—

TELIK, INC.

NOTES TO FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effects of net operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows:

	December 31,
	2011	2010
	(in thousands)
Deferred tax assets
Net operating loss carryforwards	$11,476	$87,555
Tax credits carryforwards	4,373	10,871
Capitalized research expenses	7,622	8,798
Stock based compensation	6,571	8,070
Other	1,518	2,198

Total deferred tax assets	31,560	117,492
Valuation allowance	(31,560)	(117,492)

Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon the generation of future taxable income, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance decreased by $85.9 million at December 31, 2011 and increased by $7.1 million and $10.7 million at December 31, 2010 and 2009, respectively.

As of December 31, 2011, we had U.S. federal and state net operating losses of approximately $29.9 million and $22.4 million, respectively. If not utilized, these carryforwards will begin to expire beginning in 2012 and 2012 for federal and state purposes, respectively.

We have research credit carryforwards of approximately $6.6 million for state income tax purposes. California state research and development credits can be carried forward indefinitely.

As of December 31, 2011 the Company had net operating loss carry forwards of approximately $29.9 million and $22.4 million to offset federal and state future taxable income, respectively. These amounts have been reduced due to an ownership change which more likely than not has occurred, as defined by Sections 382 of the Internal Revenue Code, resulting in the decrease of a portion of the Company’s net operating loss carryforwards. In future periods such ownership could occur again further limiting availability of the Company’s net operating loss carryforwards.

TELIK, INC.

NOTES TO FINANCIAL STATEMENTS

Effective January 1, 2007, we adopted ASC 740-10-25. This interpretation clarifies the criteria for recognizing income tax benefits under ASC 740, “Accounting for Income Taxes,” and requires additional disclosures about uncertain tax positions. Under ASC 740-10-25 the financial statement recognition of the benefit for a tax position is dependent upon the benefit being more likely than not to be sustainable upon audit by the applicable taxing authority. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement. Upon adoption of ASC 740-10-25 on January 1, 2007, we recognized a $14.2 million increase in our liability for unrecognized income tax benefits, and did not recognize a decrease to Retained Earnings. A reconciliation of the beginning and ending amount of the consolidated liability for unrecognized income tax benefits during the twelve-month period ended December 31, 2011 is as follows:

	2011	2010
	(in thousands)
Balance at January 1	$9,214	$9,954
Additions for tax positions of prior years	—	—
Additions for tax positions related to current year	63	221
Reductions for tax positions of prior years	(1,132)	(961)
Settlements during the current year	NIL	NIL

Balance at December 31	$8,145	$9,214

Interest and penalty costs related to unrecognized tax benefits are classified as a component of “Income Tax Expense” in the accompanying statement of operations and the corresponding liability in “Income Taxes Payable” or “Prepaid Income Taxes” in the accompanying balance sheet. We, however, did not recognize any interest expense related to unrecognized tax benefits for the year ended December 31, 2011.

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are subject to U.S. federal income tax examination for calendar tax years ending 2008 through 2011. Additionally, we are subject to various state income tax examinations for the 2006 through 2011 calendar tax years. The federal and U.S. state taxing authorities may choose to audit tax returns for tax years beyond the statue of limitation period due to significant tax attribute carryforwards from prior years, making adjustments only to carryforward attributes. The Company is not currently under audit in any major tax jurisdiction.

11.    Subsequent Event

Reverse Stock Split

In February 2012, the Company’s board of directors approved a proposal, subject to stockholder approval, to decide whether or not to effect a reverse stock split of all outstanding shares of our common stock and stock options at an exchange ratio of one for fifteen, one for twenty, one for twenty five or one for thirty. Our board of directors has recommended that this proposal be presented to our stockholders for approval in the 2012 Annual Meeting of Stockholders which is scheduled to be held on March 28, 2012. If the reverse stock split proposal is approved by the stockholders and effected by our board of directors, our stated capital and additional paid-in-capital account on our balance sheet will be adjusted based on the exchange ratio of the reverse stock split.

TELIK, INC.

NOTES TO FINANCIAL STATEMENTS

12.    Quarterly Financial Information (unaudited)

Selected quarterly financial information is summarized below (in thousands except per share amounts):

SELECTED QUARTERLY FINANCIAL INFORMATION

	2011				2010
Quarter ended	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
Total revenues	$—	$—	$—	$—	$—	$—	$—	$—
Operating costs and expenses:
Research and development	1,102	1,305	1,465	1,694	2,838	2,569	2,808	2,825
General and administrative	1,401	1,550	1,546	1,994	2,374	2,101	2,197	2,558
Facility exit costs	—	—	—	—	5,360	—	—	—
Restructuring costs (1)	—	—	—	—	425	—	—	—

Total operating costs and expenses	2,503	2,855	3,011	3,688	10,997	4,670	5,005	5,383

Loss from operations	(2,503)	(2,855)	(3,011)	(3,688)	(10,997)	(4,670)	(5,005)	(5,383)
Interest and other income (expense), net (2)	4	7	10	14	1,201	17	59	56

Net loss	$(2,499)	$(2,848)	$(3,001)	$(3,674)	$(9,796)	$(4,653)	$(4,946)	$(5,327)

Net loss per share, basic and diluted (3)	$(0.05)	$(0.05)	$(0.06)	$(0.07)	$(0.18)	$(0.09)	$(0.09)	$(0.10)
Weighted average shares used in computing net loss per share, basic and diluted	54,142	53,962	53,956	53,690	53,614	53,553	53,522	53,465

(1)	Restructuring charges in 2010 related to workforce reduction by 11 positions or 28% of our workforce.
(2)	Interest and other income (expense), net in 2010 includes US Government Qualifying Therapeutic Discovery Project grants of $1.2 million received in the fourth quarter of 2010.
(3)	Net loss per share for each quarter are calculated as a discrete period; the sum of four quarters may not equal the calculated full year amount.

Exhibit Index

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation. (2)
3.2	Amended and Restated Bylaws. (10)
3.3	Registrant’s Certificate of Designation of Series A Junior Participating Preferred Stock. (5)
3.4	Registrant’s Certificate of Elimination with respect to Series A Junior Participating Preferred Stock.
4.1	Specimen Common Stock Certificate. (1)
10.1	Form of Indemnity Agreement. (1) (3)
10.2	2011 Equity Incentive Plan and related documents (3)(14)
10.3	2000 Equity Incentive Plan and related documents. (3) (4)
10.4	2000 Employee Stock Purchase Plan and Offering. (3) (4)
10.5	2000 Non-Employee Directors’ Stock Option Plan and Agreement. (3) (11)
10.6	1996 Stock Option Plan and forms of grant thereunder. (3) (4)
10.7	1988 Stock Option Plan and forms of grant thereunder. (3) (4)
10.8	Form of Non-Plan Stock Option Agreement. (3) (4)
10.9	Telik, Inc. Executive Officer Bonus Plan. (3)(9)
10.10	Amended and Restated Employment Agreement between Michael M. Wick, M.D., Ph.D. and Telik, dated December 17, 2008, as amended. (3) (12)
10.11	Lease between Telik and The Board of Trustees of the Leland Stanford Junior University, dated July 25, 2002. (6)
10.12	Lease, between Telik and The Board of Trustees of the Leland Stanford Junior University, dated November 24, 2010. (15)
10.13	Lease, between Telik and Aricent US, Inc., dated November 22, 2010. (15)
10.14*	Manufacturing Supply Agreement dated July 1, 2004, by and between Telik and Organichem Corporation. (7)
10.15	Telik, Inc. Change of Control Severance Benefit Plan, dated February 21, 2003, amended December 17, 2008. (3) (12)
10.16	Bonuses for Fiscal Year 2009 for Named Executive Officers. (3) (9)
10.17	Transition and Release Agreement between Telik, Inc. and Dr. Stefan Ryser, Ph.D., dated as of June 12, 2009. (3)(13)
10.18	At Market Issuance Sales Agreement, dated August 30, 2011, by and between Telik, Inc., and McNicoll, Lewis & Vlak LLC. (16)
14.1	Telik, Inc. Code of Conduct. (8)
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on the signature pages hereto)
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Link Document

*	Confidential treatment has been granted for portions of this document. The information omitted pursuant to such confidential treatment order has been filed separately with the Securities and Exchange Commission.

**	These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

(1)	Incorporated by reference to exhibits to our Registration Statement on Form S-1, filed on April 3, 2000, as amended (File No. 333-33868).

(2)	Incorporated by reference to exhibits to our Annual Report on Form 10-K for the year ended December 31, 2001, as filed on March 27, 2002.

(3)	Management contract or compensatory arrangement.

(4)	Incorporated by reference to exhibits to our Registration Statement on Form S-8, as filed on August 30, 2000 (File No. 333-44826).

(5)	Incorporated by reference to exhibits to our Current Report on Form 8-K dated November 2, 2001, as filed on November 5, 2001.

(6)	Incorporated by reference to exhibits to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, as filed on November 13, 2002.

(7)	Incorporated by reference to exhibits to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, as filed on November 8, 2004.

(8)	Incorporated by reference to exhibits to our Annual Report on Form 10-K for the year ended December 31, 2003, as filed on March 5, 2004.

(9)	Incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the year ended December 31, 2006, as filed on February 28, 2007.

(10)	Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K dated December 11, 2007, as filed on December 14, 2007.

(11)	Incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 2007, as filed on March 3, 2008.

(12)	Incorporated by reference to exhibits to our Current Report on Form 8-K dated December 17, 2008, as filed on December 23, 2008.

(13)	Incorporated by reference to Exhibit 10.20 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, as filed on August 6, 2009.

(14)	Incorporated by reference to Appendix E to our Proxy Statement for the Annual Meeting of Stockholders, as filed on May 16, 2011.

(15)	Incorporated by reference to exhibits to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, as filed on August 12, 2011.

(16)	Incorporated by reference to Exhibit 10.17 to our Current Report on Form 8-K dated August 30, 2011, as filed on August 31, 2011.