Form 10-Q
period 2012-03-31
TELIK INC
filed 2012-05-09
CIK 1109196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2012

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

The number of shares of common stock outstanding as of April 30, 2012 was 1,816,346.

TELIK, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

TELIK, INC.

CONDENSED BALANCE SHEETS

(In thousands)

	March 31, 2012	December 31, 2011
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$5,546	$9,046
Short-term investments	3,239	2,404
Interest and other receivables	27	25
Prepaids and other current assets	767	589

Total current assets	9,579	12,064
Property and equipment, net	1	1
Restricted investments	250	250
Other assets	—	97

Total assets	$9,830	$12,412

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$115	$109
Accrued clinical trial costs	204	153
Accrued compensation	394	367
Accrued liabilities	281	550
Short-term deferred rent	7	—
Current portion of facility exit costs	1,361	1,463

Total current liabilities	2,362	2,642
Noncurrent portion of facility exit costs	1,197	1,463
Long-term deferred rent	—	8
Commitments and contingencies
Stockholders’ equity:
Common stock*	18	18
Additional paid-in capital*	548,859	548,610
Accumulated deficit	(542,606)	(540,329)

Total stockholders’ equity	6,271	8,299

Total liabilities and stockholders’ equity	$9,830	$12,412

See accompanying Notes to Condensed Financial Statements.

*	Adjusted for the 1-for-30 reverse stock split as discussed in Notes 1 and 9

TELIK, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Operating costs and expenses:
Research and development	$989	$1,694
General and administrative	1,289	1,994

Total operating costs and expenses	2,278	3,688

Loss from operations	(2,278)	(3,688)
Interest and other income, net	1	14

Net loss	$(2,277)	$(3,674)

Basic and diluted net loss per share*	$(1.25)	$(2.05)

Shares used to calculate basic and diluted net loss per share*	1,816	1,790

Other comprehensive income, net of tax:
Changes in net unrealized gains on investments	—	2

Comprehensive loss	$(2,277)	$(3,672)

See accompanying Notes to Condensed Financial Statements.

*	Adjusted for the 1-for-30 reverse stock split as discussed in Notes 1 and 9

TELIK, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(2,277)	$(3,674)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	7
Stock-based compensation expense	246	321
Changes in assets and liabilities:
Other receivables	(2)	58
Prepaids and other current assets	(81)	(44)
Accounts payable	6	(471)
Accrued liabilities	(192)	81
Accrued facility exit costs	(368)	(361)

Net cash used in operating activities	(2,668)	(4,083)

Cash flows from investing activities:
Purchases of investments	(2,735)	(5,469)
Sales of investments	—	199
Maturities of investments	1,900	6,330

Net cash (used in) provided by investing activities	(835)	1,060

Cash flows from financing activities:
Proceeds from issuance of common stock	3	227

Net cash provided by financing activities	3	227

Net decrease in cash and cash equivalents	(3,500)	(2,796)
Cash and cash equivalents at beginning of period	9,046	7,768

Cash and cash equivalents at end of period	$5,546	$4,972

See accompanying Notes to Condensed Financial Statements.

TELIK, INC.

Notes to Condensed Financial Statements

(Unaudited)

1.	Nature of Operations and Going Concern

Business Overview

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

Going Concern

We believe our existing cash resources will not be sufficient to fund our projected operating requirements beyond the end of the current fiscal year. We have been and are currently seeking collaborative arrangements with corporate partners to fund the development and commercialization of TELINTRA, our lead product candidate and TELCYTA, our other product candidate. We are also evaluating options to raise additional funds through equity or debt financings and sales transactions as well as other sources such as research grants from non-profit organizations. However, we cannot provide any assurances that we will be successful in obtaining additional funding. If we are unable to secure additional financing on a timely basis or on terms favorable to us, we will be required to cease or reduce certain research and development projects, to sell some or all of our technology or assets or to merge all or a portion of our business with another entity. Insufficient funds will require us to delay, scale back, or eliminate some or all of our activities. There is a substantial doubt about our ability to continue as a going concern beyond the current fiscal year unless we are able to obtain additional and sufficient funding for our operations.

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

Reverse Stock Split

On March 30, 2012, we effected a 1-for-30 reverse stock split of our outstanding common stock. The reverse stock split affected all stockholders of our common stock uniformly but did not materially affect any stockholder’s percentage of ownership interest. The par value of our common stock remains unchanged at $0.01 per share and the number of authorized shares of common stock remains the same after the reverse stock split. Unless otherwise noted, all impacted amounts included in the condensed financial statements and notes thereto have been retroactively adjusted for the reverse stock split. See Note 9 to our condensed financial statements for additional information.

Stock Offerings

In August 2011, we filed a shelf registration statement on Form S-3 to offer and sell, from time to time, equity securities in one or more offerings up to a total dollar amount of $25.0 million. On August 30, 2011, we entered into an At Market Issuance Sales Agreement, or Sales Agreement, with McNicoll, Lewis & Vlak LLC, or MLV, pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $7.0 million from time to time through MLV as our sales agent. For the year ended December 31, 2011, we received approximately $149,000 in net proceeds from stock sales under the Sales Agreement after deducting commissions and other related expenses. For the quarter ended March 31, 2012 we had no stock sales under the Sales Agreement. Our ability to sell shares of our common stock pursuant to the Sales Agreement is subject to share volume limitations, market conditions and our continued listing on the Nasdaq Capital Market. There is no assurance that we may be able to raise any funds in the future under the Sales Agreement.

2.	Basis of Presentation and Summary of Significant Accounting Policies

We have prepared the accompanying condensed financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, or the Exchange Act. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We believe all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included herein. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or any other future period. The condensed balance sheet at December 31, 2011 has been derived from the audited financial statements at that date. You should read these condensed financial statements and notes in conjunction with our audited financial statements for the year ended December 31, 2011, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2012.

Use of Estimates

In preparing our financial statements to conform with GAAP, we make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results may differ from these estimates.

Cash and Cash Equivalents, Short-Term and Long-Term Investments

We currently invest our excess cash in money market funds, cash deposits, and U.S. government agency securities. All investments with stated maturities of three months or less from date of purchase are classified as cash equivalents. Debt securities with original maturities greater than three months and remaining maturities less than one year are classified as short-term investments. Debt securities with remaining maturities greater than one year and which we intend to hold until maturity are classified as long-term investments. We classify all cash equivalents and security investments as available-for-sale. Available-for-sale securities are carried at estimated fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss).

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

Government agency securities are recorded at their estimated fair value. Since these securities generally have market prices from multiple sources and it can be difficult to select the best individual price directly from the quoted prices in the active markets, we use Level 2 inputs for the valuation of these securities. Using the Level 2 inputs, a “consensus price” or a weighted average price for each of these securities can be derived from a distribution-curve-based algorithm which includes market prices obtained from a variety of industrial standard data providers (e.g. Bloomberg), security master files from large financial institutions, and other third-party sources.

New Accounting Standards Recently Adopted

In June 2011, FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220)-Presentation of Comprehensive Income, or ASU 2011-05, to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU 2011-05 should be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We adopted this guidance beginning January 1, 2012 and reported our other comprehensive income in a single continuous statement.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2012, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, that are of significance, or potential significance to us.

3.	Employee Stock-Based Compensation

Stock-based Compensation

Total estimated stock-based compensation expense, related to all of our share-based payment awards recognized under ASC 718, “Compensation—Stock Compensation” was comprised of the following:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Research and development	$99	$157
General and administrative	147	164

Stock-based compensation expense before taxes	246	321

Effect on net loss	$246	$321

Because we had a net operating loss carryforward as of March 31, 2012, no tax benefits for the tax deductions related to stock-based compensation expense were recognized in our condensed statements of operations. Additionally, no incremental tax benefits were recognized from stock options exercised in the three months ended March 31, 2012 and 2011, which would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities. As of March 31, 2012, $641,000 of total unrecognized compensation costs, net of forfeitures, related to non-vested service based awards is expected to be recognized over a weighted average period of 1.19 years.

Valuation Assumptions

We used the Black-Scholes-Merton option valuation model, or the Black-Scholes model, to determine the stock-based expense recognized under ASC 718. Our expected stock-price volatility assumption was based solely on the weighted average of the historical volatility as there was insufficient traded option activity for us to use implied volatility. The expected term of stock awards under our Employee Stock Purchase Plan, or ESPP, was based on the weighted average purchase periods of each offering. The expected term of stock options granted was based on the simplified method in accordance with Staff Accounting Bulletin No. 110, or SAB 110, as our historical share option exercise experience did not provide a reasonable basis for estimation. The risk-free interest rate was based on the U.S. Treasury yield for a period consistent with the expected term of the stock award in effect at the time of the grant. Assumptions used in the Black-Scholes model were as follows:

	Stock Option Plans		Stock Purchase Plan
	Three Months Ended March 31,		Three Months Ended March 31,
	2012	2011*	2012	2011
Expected stock price volatility	111.0%	N/A	107.8%	72.2%
Risk-free interest rate	1.29%	N/A	0.21%	0.38%
Expected life (in years)	6.08	N/A	1.25	1.25
Expected dividend yield	—	N/A	—	N/A

*	We did not grant any stock options in the quarter ended March 31, 2011.

4.	Basic and Diluted Net Loss per Share

Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period.

Weighted average outstanding options to purchase 357,655 and 379,191 shares of our common stock before application of the treasury method for the three months ended March 31, 2012 and 2011 were excluded from the diluted net loss per common share calculations because inclusion of such options would be anti-dilutive.

5.	Fair Value Measurements on a Recurring Basis

We measure certain financial assets at fair value on a recurring basis, including cash equivalents and available-for-sale securities. The fair value of these financial assets was determined based on a three-tier fair value hierarchy as described in Note 1, which prioritizes the inputs used in measuring fair value.

The following table presents information about our financial assets that are measured at fair value on a recurring basis as of March 31, 2012 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

		Fair Value Measurement at March 31, 2012 Using
	March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Available-for-sale securities:
Money market funds	$2,182	$2,182	$—	$—
US government agencies	5,459	—	5,459	—

Total	$7,641	$2,182	$5,459	$—

The following table presents information about our financial assets that are measured at fair value on a recurring basis as of December 31, 2011, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurement at December 31, 2011 Using
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Available-for-sale securities:
Money market funds	$5,190	$5,190	$—	$—
US government agencies	4,454	—	4,454	—

Total	$9,644	$5,190	$4,454	$—

There were no transfers between Level 1 and Level 2 measurements in the three months ended March 31, 2012 and in the year ended December 31, 2011.

6.	Cash, Cash Equivalents, Investments and Restricted Investments

The following is a summary of estimated fair value of cash and cash equivalents, investments and restricted investments:

	March 31, 2012	December 31, 2011
	(in thousands)
Certificate of deposits	$250	$250
US government agencies enterprises	5,459	4,454
Cash and money market funds	3,326	6,996

Total	$9,035	$11,700

Reported as:
Cash and cash equivalents	$5,546	$9,046
Short-term investments	3,239	2,404
Restricted investments	250	250

Total	$9,035	$11,700

We had no material unrealized gains or losses for the three months ended March 31, 2012 and for the year ended December 31, 2011.

The following is a summary of the cost and estimated fair value of marketable debt securities, held as available-for-sale at March 31, 2012 and December 31, 2011, classified by stated maturity date of the security:

	March 31, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Mature in less than one year	$5,459	$5,459	$4,454	$4,454

7.	Facility Exit Costs

In November 2010, we ceased the use of our facility at 3165 Porter Drive in Palo Alto, California and subleased the facility to a tenant for the remaining contractual term of our master lease, which is through May 2014. Future lease-related payments and rental income are scheduled to be made and received monthly until the lease and sublease expire in May 2014.

The following table summarizes the activities related to accrued facility exit costs for the three months ended March 31, 2012 (in thousands):

Balance as of December 31, 2011	$2,926
Amounts paid during the period	(982)
Amounts received during the period	609
Non-cash accretion	5

Balance as of March 31, 2012	$2,558

Reported as current portion	$1,361
Reported as noncurrent portion	$1,197

8.	Commitments

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

Pursuant to the terms of the master lease, we are required to maintain a security deposit in the form of a letter of credit equal to approximately $250,000. This letter of credit must be secured by either a deposit account or a securities account. At March 31, 2012, the security deposit is in the form of securities that are classified in the balance sheet as restricted investments. This collateral account is managed in accordance with our investment policy, and is restricted as to withdrawal.

Future minimum rental payments under our non-cancelable operating leases as of March 31, 2012 are as follows:

Operating Leases
(in thousands)
Years ending December 31,
2012	3,280
2013	3,685
2014	1,537
2015	—

Total future minimum rental payments	$8,502
Less aggregate future minimum rentals to be received from subleases	(5,436)

Total	$3,066

9.	Stockholders’ Equity

Reverse Stock Split

On March 30, 2012, we effected a 1-for-30 reverse stock split of our outstanding common stock resulting in a reduction of our total common stock issued and outstanding from approximately 54.5 million shares to approximately 1.8 million shares. As the par value per share of our common stock remained unchanged, a total of $527,000 was reclassified from common stock to additional paid-in capital. In connection with this reverse stock split, the number of common shares reserved for issuance under our ESPP and stock plans as well as the common shares underlying stock options were also reduced proportionately while the exercise prices of these stock options increased proportionately. All references to common shares and per share data for all periods presented in the accompanying financial statements and notes thereto have been adjusted to reflect the reverse stock split on a retroactive basis.

Stock Offerings

In August 2011, we filed a shelf registration statement on Form S-3 to offer and sell, from time to time, equity securities in one or more offerings up to a total dollar amount of $25.0 million. On August 30, 2011 we entered into an At Market Issuance Sales Agreement with MLV pursuant to which we may issue and sell shares of our common stock having an aggregate offering price up to $7.0 million, from time to time, through MLV as our sales agent. In conjunction with the Sales Agreement, MLV would receive compensation based on an aggregate of 4% of the gross proceeds on the sale price per share of our common stock. Any sales made pursuant to the Sales Agreement are deemed an “at-the-market” offering and would be made pursuant to the shelf registration statement on Form S-3. For the year ended December 31, 2011, we sold 484,112 shares through MLV under the Sales Agreement and received approximately $149,000 in net proceeds after deducting commissions and other related expenses. For the quarter ended March 31, 2012 we had no stock sales under the Sales Agreement.

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

The following discussion and analysis should be read in conjunction with the unaudited condensed financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on February 27, 2012.

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

We have incurred net losses since inception and expect to incur losses for the remainder of the year as we continue our research and development activities. During the three months ended March 31, 2012, loss from operations was $2.3 million and net loss was $2.3 million. Net cash used in operations for the three months ended March 31, 2012 was $2.7 million and net cash, cash equivalents, investments and restricted investments at March 31, 2012 were $9.0 million. As of March 31, 2012, we had an accumulated deficit of $542.6 million.

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

Going Concern

Our financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should we be unable to continue as a going concern. We believe our existing cash resources will not be sufficient to fund our projected operating requirements beyond the end of the current fiscal year, including prosecuting our current trials, conducting research and discovery efforts towards additional product candidates and providing sufficient funds for working capital and general corporate purposes. Our independent registered public accounting firm has issued a report on our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011 that includes an explanatory paragraph referring to our recurring losses from operations and expressing substantial doubt as to our ability to continue as a going concern without additional capital becoming available. In order to continue as a going concern, we will require substantial additional financing to fund our operations and continue our clinical product development programs, and our ability to continue as a viable entity will be dependent on our ability to obtain funding. We have been and are currently seeking collaborative arrangements with corporate partners to fund the development and commercialization of TELINTRA, our lead product candidate and TELCYTA, our other product candidate. We are also evaluating options to raise additional funds through equity or debt financings and sales transactions as well as other sources such as research grants from non-profit organizations. However, we cannot provide any assurances that we will be successful in obtaining additional funding. In the event we are unable to obtain additional funding, we will be required to shift our primary focus to exploring strategic alternatives available to us to create value for stockholders. Those alternatives include the further restructuring of our operations to conserve resources, the sale of company assets, in whole or in part, or some other arrangement through which the value of our assets to stockholders could be optimized.

Clinical Product Development

TELINTRA, our lead drug product candidate in clinical development, is a small molecule glutathione analog inhibitor of the enzyme glutathione S-transferase P1-1, or GST P1-1. We are developing TELINTRA for the treatment of blood disorders associated with low blood cell levels, such as neutropenia or anemia. We completed an 86 patient Phase 2 clinical trial of TELINTRA tablets, for the treatment of patients with Myelodysplastic Syndrome, or MDS, in 2010. In addition, we completed a Phase 1 dose-ranging study of TELINTRA tablets in combination with Revlimid in patients with MDS in the fourth quarter of 2011. We are currently conducting a Phase 2 randomized study in Severe Chronic Neutropenia, or SCN, to determine the effect of TELINTRA tablets on absolute neutrophil count in patients with this disease. Due to our focus on MDS, we plan to terminate this study once the last remaining patient completes treatment around the third quarter of 2012. In June 2011, we initiated a Phase 2 clinical trial to evaluate TELINTRA tablets in patients with Revlimid refractory or resistant, deletion 5q myelodysplastic syndrome, or del 5q MDS. This multicenter trial is intended to enroll up to 117 evaluable patients. The first planned interim analysis will occur after one-third of the patients have completed therapy and depending on the results of the interim analysis, additional enrollment may continue with two additional analyses planned. The timing of the interim analyses is dependent on the availability of patients in the del 5q MDS population. In October 2011, we initiated a Phase 2b clinical trial to evaluate TELINTRA tablets in patients with transfusion dependent, non-deletion 5q MDS, who have not been treated with hypomethylating agents, or HMA. This multicenter trial is intended to enroll up to 145 evaluable patients with 2 planned interim analyses, the first of which will be performed when data from 49 evaluable patients are available and the second at 97 evaluable patients. The timing of enrollment in this study is dependent on the availability of non-deletion 5q MDS patients.

TELCYTA, our other product candidate, is a small molecule cancer drug product candidate designed to be activated in cancer cells. TELCYTA has been evaluated in multiple Phase 2 and Phase 3 clinical trials, including trials using TELCYTA as monotherapy and in combination regimens in ovarian, non-small cell lung, breast and colorectal cancer. Results from these clinical trials indicate that TELCYTA monotherapy was generally well-tolerated, with mostly mild to moderate side effects, particularly when compared to the side effects and toxicities of standard chemotherapeutic drugs. When TELCYTA was evaluated in combination with standard chemotherapeutic drugs, the tolerability of the combinations was similar to that expected of each drug alone. Clinical activity including objective tumor responses and/or disease stabilization was reported in the TELCYTA Phase 2 trials; however, TELCYTA did not meet its primary endpoints in the Phase 3 studies. In May 2010, we initiated an investigator led study at a single site of TELCYTA in patients with refractory or relapsed mantle cell lymphoma, diffuse large B cell lymphoma, and multiple myeloma. Enrollment for this study is in two stages and is expected to range between 18 to 48 patients based on the number of responses observed. Based on responses observed in stage 1, we had planned to expand the study to stage 2 and add a second investigator site in the first quarter of 2012. However, in an effort to focus our resources on TELINTRA development, we have decided to terminate this study instead. We are currently seeking a partnership with a pharmaceutical or biotechnology company to further advance the development and commercialization of TELCYTA.

We will need to raise additional funds in the near future in order to see our current active and planned clinical trials to completion.

Preclinical Drug Product Development

TLK60404—Aurora Kinase/VEGFR Inhibitors

We have a small molecule compound inhibiting both Aurora kinase and VEGFR kinase. Aurora kinase is a signaling enzyme whose function is required for cancer cell division, while VEGF plays a key role in tumor blood vessel formation, ensuring an adequate supply of nutrients to support tumor growth. The lead compounds of our first dual inhibitor program met a development milestone in August 2008 by demonstrating anticancer activity in preclinical models of human colon cancer and human leukemia. These lead compounds prevented tumor growth in preclinical models of human colon cancer and human leukemia by inhibiting both Aurora kinase and VEGFR kinase. Our data support the concept that dual inhibition of Aurora kinase and VEGFR kinase represents a promising approach for anticancer therapy. A development drug product candidate, TLK60404, has been selected. While we had conducted some preclinical safety studies, we have decided to place this development program on hold in an effort to conserve resources.

TLK60357—Antimitotic Agent

Using our TRAP technology, we have discovered TLK60357, a novel, potent small molecule inhibitor of cell division. TLK60357 inhibits the formation of microtubules that are necessary for cancer cell growth leading to persistent cancer cell block and subsequent cell death at the G2/M cell cycle. This compound demonstrates potent broad-spectrum anticancer activity against a number of human cancer cells. This compound also displays oral efficacy in multiple, standard preclinical models of cancer. Since we are currently focused on TELINTRA development, no additional expenditure on this compound is expected.

TLK60596—VEGFR Inhibitor

TLK60596 is a small-molecule dual inhibitor of VEGFR1 and VEGFR2 kinase. VEGFR1/2 kinases are known to mediate the formation of new blood vessels in human cancers allowing them to grow. In standard animal models of human colon cancer, oral administration of TLK60596 significantly reduced tumor growth. Since we are currently focused on TELINTRA development, no additional expenditure on this compound is expected.

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

Reverse Stock Split

On March 30, 2012, we effected a 1-for-30 reverse stock split of our outstanding common stock. The reverse stock split affected all stockholders of our common stock uniformly and did not materially affect any stockholder’s percentage of ownership interest. The par value of our common stock remains unchanged at $0.01 per share and the number of authorized shares of common stock remains the same after the reverse stock split. See Notes 1 and 9 to our condensed financial statements for additional information.

Nasdaq Stock Listing Compliance

On September 19, 2008, we received notification from Nasdaq informing us that the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Market under Nasdaq Marketplace Rule 5550(a)(2). Effective January 7, 2010, we transferred the listing of our common stock from the Nasdaq Global Market to the Nasdaq Capital Market. On April 22, 2010, we received notification from Nasdaq that we had regained compliance with the minimum bid price requirement. Since May 20, 2010, the bid price for our common stock had again fluctuated below the levels required by Nasdaq rules for continued listing. On July 21, 2010, we received notice from Nasdaq that the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market. On February 10, 2011, we received a notification from Nasdaq that we regained compliance with the minimum bid price requirement. On April 21, 2011, we received notice from Nasdaq that the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market and that we have 180 calendar days, or until October 18, 2011 to regain compliance. On October 20, 2011, we received notice from Nasdaq that we had been provided with an additional 180-day period, or until April 16, 2012, to regain compliance with the minimum $1.00 per share requirement. Following the 1-for-30 reverse stock split effected on March 30, 2012, we received notification from Nasdaq on April 17, 2012 that we had regained compliance with the minimum bid price requirement.

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

There has been no material change in our critical accounting policies and significant judgments and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2011.

Use of Estimates

In preparing our financial statements to conform with GAAP, we make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results may differ from these estimates.

Results of Operations

Revenues

We did not record any revenues for the three months ended March 31, 2012 or in 2011. Future non-product revenues, if any, will depend upon the extent to which we enter into new collaborative research agreements and the amounts of payments relating to such agreements.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2012 and 2011 were $1.0 million and $1.7 million. Our research and development activities consist primarily of drug development, clinical supply manufacturing, clinical activities, discovery research, screening and identification of product candidates and preclinical studies. We group these activities into two major categories: “research and preclinical” and “clinical development.”

The approximate costs associated with research and preclinical and clinical development activities were as follows:

	Three Months Ended March 31,		% Change
	2012	2011
	(in thousands, except percentages)
Research and preclinical	$305	$481	(37)%
Clinical development	684	1,213	(44)%

Total research and development	$989	$1,694	(42)%

The decrease of 42%, or $705,000, in research and development expenses for the three months ended March 31, 2012 compared to the same period in 2011, was primarily due to the following:

•	decreased costs of approximately $462,000 associated with headcount reduction, reduced consulting expenses and reduced facility costs;

•

decreased clinical trial expenses of approximately $64,000 related to the completion of our Phase 2 TELINTRA tablets for MDS studies, $153,000 related to the wind down of our Phase 1 dose-ranging trial of TELINTRA tablets in combination with Revlimid in MDS and Phase 2 TELCYTA trial in multiple myeloma clinical studies and $84,000 in lower clinical drug supply manufacturing costs;

•

offset by increased clinical development expenses of approximately $64,000 for our ongoing Phase 2 clinical trial to evaluate TELINTRA tablets in patients with Revlimid refractory or resistant, deletion 5q myelodysplastic syndrome, or del 5q MDS and our Phase 2b clinical trial to evaluate TELINTRA tablets in patients with transfusion dependent, non-deletion 5q MDS.

We expect total research and development expenditures to decrease in the next twelve months as we undertake efforts to conserve cash and focus mainly on the enrollment of our two Phase 2 clinical trials of TELINTRA in MDS.

The following table summarizes our principal drug product candidate development initiatives:

	Related R&D Expenses Three Months ended March 31,
Product	2012	2011
	(in thousands)
TELCYTA	$146	$406
TELINTRA	843	1,275
TLK60404	—	13

Total research and development expenses	$989	$1,694

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

General and Administrative Expenses

	Three Months Ended March 31,		% Change
	2012	2011
	(in thousands, except percentages)
General and administrative	$1,289	$1,994	(35)%

The decrease in general and administrative expenses of 35%, or $705,000, for the three months ended March 31, 2012 compared to the same period in 2011, was primarily due to a decrease of $299,000 in reduced headcount and corporate administrative expenses and a decrease of $405,000 in legal and professional services expenses.

We expect future general and administrative expenses to decrease as we undertake efforts to conserve cash.

Stock-Based Compensation Expense

Employee stock-based compensation expense related to our share-based payment awards was as follows:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Research and development	$99	$157
General and administrative	147	164

Stock-based compensation expense before taxes	246	321

Effect on net loss	$246	$321

The decrease in employee stock-based compensation expense of $75,000, for the three months ended March 31, 2012 compared with the same period in 2011, was primarily due to stock options with higher fair values fully vested in 2011.

Interest Income and Interest Expense

	Three Months Ended March 31,		% Change
	2012	2011
	(in thousands, except percentages)
Interest and other income (expense), net	$1	$14	(93)%

The decrease in interest and other income (expense), net of approximately $13,000 for the three months ended March 31, 2012 compared to the same periods in 2011, were due primarily to a decrease in investment income resulting from lower investment cash balances as well as low yields in our investments which are mainly held in US government agency securities.

Liquidity and Capital Resources

	March 31, 2012	December 31, 2011
	(in millions, except ratios)
Cash, cash equivalents, investments and restricted investments	$9.0	$11.7
Working capital	$7.2	$9.4
Current ratio	4.1:1	4.6:1

	Three Months Ended March 31,
	2012	2011
	(in millions)
Cash (used in) / provided by:
Operating activities	$(2.7)	$(4.1)
Investing activities	$(0.8)	$1.1
Financing activities	$0.0	$0.2

Sources and Uses of Cash. Due to significant research and development expenditures and the lack of any approved products to generate revenue, we have not been profitable and have generated operating losses since we incorporated in 1988. As such, we have funded our research and development operations through the sale of equity securities, non-equity payments from corporate partners, interest earned on investments, government grants and equipment lease and loan financings. At March 31, 2012, we had available cash, cash equivalents, investments and restricted investments of $9.0 million. Our cash and investment balances are held in a variety of interest-bearing instruments including obligations of U.S. government agencies and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk.

Cash Flows from Operating Activities. Cash used in operations for the three months ended March 31, 2012 was $2.7 million compared with $4.1 million for the same period in 2011. Net loss of $2.3 million in the three months ended March 31, 2012 included non-cash charges of $246,000 for stock-based compensation. Cash used in operations was further impacted by a $192,000 reduction in accrued liabilities primarily due to payments related to our annual audit and patent related legal expenses and a $368,000 reduction in accrued facility exit costs due to payments made on our Porter Drive facility which were partially offset by sublease payments received. Operating cash outflows for the same period in 2011 resulted primarily from a net loss of $3.7 million which included non-cash charges of $321,000 for stock-based compensation, $7,000 for depreciation and amortization. Cash used in operations for the same period in 2011 was further impacted by a $471,000 reduction in accounts payable primarily due to payments made during the three months ended March 31, 2011 related to our office relocation at the end of 2010 and a $361,000 reduction in accrued facility exit costs due to payments made on our Porter Drive facility partially offset by sublease payments received.

Cash Flows from Investing Activities. Cash used in investing activities for the three months ended March 31, 2012 was $835,000 compared with cash provided of $1.1 million for the same period in 2011. Cash used in the three months ended March 31, 2012 was primarily for the purchase of available-for-sale investments of $2.7 million and was partially offset by $1.9 million in investment maturities. Cash provided by investing activities for the same period in 2011 was primarily from $6.3 million in investment maturities and $199,000 in investment sales partially offset by the purchase of available-for-sale investments of $5.5 million. We had no capital expenditures for the three months ended March 31, 2012 or 2011.

Cash Flows from Financing Activities. Cash provided by financing activities for the three months ended March 31, 2012 was approximately $3,000 compared with $227,000 for the same period in 2011. Cash provided by financing activities for the three months ended March 31, 2012 was primarily due to proceeds from stock purchases under our employee stock purchase plan. Cash provided by financing activities for the three months ended March 31, 2011 was primarily due to proceeds from stock purchases under our employee stock purchase plan and stock option exercises.

Working Capital. Working capital decreased to $7.2 million at March 31, 2012 from $9.4 million at December 31, 2011. The decrease in working capital was primarily due to our use of cash for our clinical studies and operating expenses.

We believe our cash, cash equivalents and marketable securities as of March 31, 2012 will not be sufficient to fund our projected operating requirements beyond the end of the current fiscal year, including prosecuting our current trials, conducting research and discovery efforts towards additional product candidates and providing sufficient funds for working capital and general corporate purposes. In order to continue as a going concern, we will need additional capital to complete all the clinical trials we are currently conducting. We may raise funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently. Our future capital uses and requirements depend on numerous factors, including the following:

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

We need to raise additional capital or incur indebtedness in the near term to continue to fund our future operations. We may seek to raise capital through a variety of sources, including collaborative arrangements, licensing arrangements, public equity markets, private equity financings, and/or public or private debt as well as other sources such as research grants from non-profit organizations. In August 2011, we filed a shelf registration statement on Form S-3 to offer and sell, from time to time, equity securities in one or more offerings up to a total dollar amount of $25.0 million. On August 30, 2011, we entered into a sales agreement with MLV whereby we may issue and sell shares of our common stock having an aggregate offering price up to $7.0 million, from time to time, through MLV as our sales agent. In conjunction with the sales agreement, MLV would receive compensation based on an aggregate of 4% of the gross proceeds on the sale price per share of our common stock. Any sales made pursuant to the sales agreement are deemed an “at-the-market” offering and would be made pursuant to the shelf registration statement on Form S-3. For the year ended December 31, 2011, we sold 484,112 shares of our common stock and received approximately $149,000 in net proceeds from stock sales under the Sales Agreement after deducting commissions and other related expenses of approximately $7,000. For the quarter ended March 31, 2012, we had no stock sales under the Sales Agreement.

Our ability to raise additional funds will depend on clinical and regulatory events and factors related to financial, economic and market conditions, many of which are beyond our control. In addition, our ability to raise additional capital may be dependent upon our continued listing on the Nasdaq Capital Market. We cannot be certain that sufficient funds will be available to us when required or on satisfactory terms. If adequate funds are not available, we may be required to significantly reduce or refocus our operations or to obtain funds through arrangements that may require us to relinquish rights to certain of our products, technologies or potential markets, any of which could delay or require that we curtail our development programs or otherwise have a material adverse effect on our business, financial condition and results of operations. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in significant ownership dilution to our existing stockholders.

If we are unable to secure additional financing on a timely basis or on terms favorable to us, we may be required to cease or reduce certain research and development projects, to sell some or all of our technology or assets or to merge all or a portion of our business with another entity. Having insufficient funds may require us to delay, scale back, or eliminate some or all of our activities, and if we are unable to obtain additional funding, there will be uncertainty regarding our ability to continue as a going concern.

Our future contractual obligations at March 31, 2012 are as follows (in thousands):

	Total	2012	2013-2014	After 2014
Operating leases	$3,066	$1,442	$1,624	$—

In November 2010, we entered into arrangements to sublease our facility located at 3165 Porter Drive in Palo Alto, California, which consists of approximately 92,000 square feet of research and office space. The sublease term commenced in November 2010 and will expire on May 31, 2014, the date on which the current term of our master lease for the facility expires. However, if the master lease is terminated for any reason prior to this date, the sublease will terminate concurrently.

On November 22, 2010, Telik entered into an arrangement to sublease a facility at 700 Hansen Way, Palo Alto, California in which to relocate our principal executive offices. The term of the sublease commenced on November 29, 2010 and expires on March 31, 2013, the date on which the current term of the master lease on the facility at 700 Hansen Way expires. However, if such master lease is terminated for any reason prior to this date, the sublease will terminate concurrently.

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

The table below presents the principal amounts and weighted-average interest rates by year of stated maturity for our investment portfolio:

	2012	2013 and Beyond	Total	Fair Value at March 31, 2012
	(in thousands, except percentages)
Available-for-sale securities	$5,459	$—	$5,459	$5,459
Average interest rate	0.17%	0.00%	0.17%

Item 4.	Controls and Procedures.

Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and Vice President, Finance and Controller, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. Based on such evaluation, our Chief Executive Officer and Vice President, Finance and Controller concluded that, subject to limitations described below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), were effective as of March 31, 2012.

Changes in internal control over financial reporting. There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on February 27, 2012, are set forth below. These risk factors have not substantively changed, except for those identified by asterisk and restated below.

If we are unable to raise adequate funds in the future, we will not be able to continue to fund our operations, research programs, preclinical testing and clinical trials to develop and manufacture our drug product candidates, and our auditors have indicated that our recurring losses and net capital deficiency raise substantial doubt about our ability to continue as a going concern.*

The process of carrying out the development of our own unpartnered product candidates to later stages of development and developing other research programs to the stage that they may be partnered to a pharmaceutical or biotechnology company will require significant additional expenditures, including the expenses associated with preclinical testing, clinical trials and obtaining regulatory approval. Our independent registered public accounting firm has issued a report on our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011 that includes an explanatory paragraph referring to our recurring losses from operations and expressing substantial doubt as to our ability to continue as a going concern without additional capital becoming available. We believe that our existing cash and investment securities will not be sufficient to support our current operating plan beyond the fourth quarter of 2012. Unanticipated changes in our research and development plans or other changes affecting our operating expenses may affect actual consumption of existing cash resources. In any event, we will require substantial additional financing in the near term in order to complete the clinical trials we are currently conducting and to fund our continued operations. We do not know whether additional financing will be available when needed or that, if available, we will be able to obtain financing on terms favorable to our stockholders. In addition, the tight credit markets and concerns regarding the availability of credit, particularly in the United States, may also negatively impact our ability to raise additional capital to fund our business. If we fail to maintain the minimum $1.00 per share listing requirement on the Nasdaq Capital Market, our ability to raise additional capital in the public equity market will also be significantly limited. As of March 31, 2012, our accumulated deficit was $542.6 million, and we expect to incur capital outlays and operating expenditures for the next several years as we continue our clinical, research and development activities. The extent of any actual increase in operating or capital spending will depend in part on the clinical success of our product candidates. If we fail to raise adequate funds on terms acceptable to us, if at all, we will not be able to continue to fund our operations, research programs, preclinical testing, clinical trials and manufacturing efforts. Having insufficient funds will require us to delay, scale back, or eliminate some or all of our activities, and our continued existence would be uncertain.

Raising additional capital by issuing securities or through collaboration and licensing arrangements may cause dilution to existing stockholders or require us to relinquish rights to our technologies or product candidates.*

In order to fund our future operations we may seek to raise additional funds through equity or debt financings, collaborative arrangements with corporate partners or other sources. In August 2011, we filed a shelf registration statement on Form S-3 to offer and sell, from time to time, equity securities in one or more offerings up to a total dollar amount of $25.0 million. On August 30, 2011 we entered into an At Market Issuance Sales Agreement, or the Sales Agreement, with McNicoll, Lewis & Vlak LLC, or MLV, pursuant to which we may issue and sell shares of our common stock having an aggregate offering price up to $7.0 million, from time to time, through MLV as our sales agent. As of December 31, 2011, we sold 484,112 shares through MLV under the Sales Agreement and received approximately $149,000 in net proceeds after deducting approximately $7,000 in commissions and other related expenses. For the quarter ended March 31, 2012, we had no stock sales under the Sales Agreement. To the extent that we raise additional capital by issuing equity securities, our stockholders will experience dilution. To the extent that we raise additional capital through licensing arrangements or arrangements with collaborative partners, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize ourselves.

We have a history of net losses, which we expect to continue for the next several years should we have the ability to operate as a going concern. We will never be profitable unless we develop, and obtain regulatory approval and market acceptance of, our product candidates.*

To date, we have not obtained regulatory approval for the commercial sale of any products, and we have not received any revenue from the commercial sale of products. Due to the significant research and development expenditures required to develop our TRAP technology and identify new product candidates, and the lack of any products to generate revenue, we have not been profitable and have incurred operating losses since we were incorporated in 1988. As of March 31, 2012, we had an accumulated deficit of $542.6 million. Should we have the ability to operate as a going concern, we expect to incur losses for the next several years as we continue our research and development activities and incur significant clinical testing and drug supply manufacturing costs. We do not anticipate that we will generate product revenue for at least several years. Our losses, among other things, have caused and will cause our stockholders’ equity and working capital to decrease. We expect that this trend will continue until we develop, and obtain regulatory approval and market acceptance of, our product candidates, if at all. We may never generate product revenue sufficient to become profitable.

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

In 2007, we completed a Phase 1-2a clinical trial of a tablet formulation of TELINTRA in MDS, a form of pre-leukemia, to evaluate safety, pharmacokinetics, pharmacodynamics and efficacy. In May 2008, we initiated a Phase 2 clinical trial of TELINTRA tablets for the treatment of patients with MDS and announced final data at the ASH meeting in December 2010. In April 2009, we initiated a randomized Phase 2 clinical trial in SCN and in November 2009, we initiated a Phase 1 Dose-Ranging Study of TELINTRA tablets in combination with Revlimid in patients with MDS. In June 2011, we initiated a Phase 2 clinical trial of TELINTRA tablets in patients with Revlimid refractory or resistant, deletion 5q MDS and in October 2011, we initiated a Phase 2 clinical trial of TELINTRA tablets in patients with transfusion dependent, non-deletion 5q MDS. Our success depends in part on our ability to continue clinical development of TELINTRA.

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

Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if we are delisted from the Nasdaq Capital Market and are unable to transfer our listing to another stock market.*

On September 19, 2008, we received a letter from the Nasdaq Listing Qualifications Department indicating that, for 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Market under Nasdaq Marketplace Rule 5550(a)(2). The letter also stated that we were given 180 calendar days to regain compliance with this listing requirement, which could be accomplished if the bid price of our common stock closed at $1.00 per share or more for a minimum of 10 consecutive business days. Subsequently, Nasdaq implemented temporary suspensions of the minimum bid price requirement. Effective January 7, 2010, we transferred the listing of our common stock from the Nasdaq Global Market to the Nasdaq Capital Market, and we were provided an additional 180-day period to regain compliance. On April 22, 2010, we received notice from Nasdaq that we had regained compliance with the minimum bid price requirement. Subsequently, the bid price for our common stock fluctuated below the levels required by Nasdaq rules for continued listing. On July 21, 2010, we received notice from Nasdaq that the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market and that we had 180 calendar days to regain compliance. On January 19, 2011, we received a notice from Nasdaq indicating that, while we had not regained compliance with the $1.00 per share requirement, Nasdaq had determined that Telik was eligible to receive an additional 180-day period to regain compliance. On February 10, 2011, we received a notice from Nasdaq indicating that for the preceding, ten consecutive business days, the closing bid price of our common stock had been $1.00 per share or greater and, as such, we had regained compliance with the $1.00 per share minimum bid price requirement. On April 21, 2011, we received notice from Nasdaq that the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market and that we had 180 calendar days, or until October 18, 2011 to regain compliance. On October 20, 2011, we received notice from Nasdaq that we had been provided with an additional 180-day period, or until April 16, 2012, to regain compliance with the minimum $1.00 per share requirement. On March 30, 2012, we effected a 1-for-30 reverse stock split. On April 17, 2012, we received notification from Nasdaq that we had regained compliance with the minimum bid price requirement.

There is no assurance we will maintain compliance with the minimum bid price requirements. Delisting from the Nasdaq Capital Market could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

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

Our stock price may be volatile, you may not be able to resell your shares at or above your purchase price.*

Our stock prices and the market prices for securities of biotechnology companies in general have been highly volatile, with recent significant price and volume fluctuations, and may continue to be highly volatile in the future. For example, our stock price dropped by 71% on the day following the announcement in December 2006 that the preliminary top-line results of our first three Phase 3 trials did not meet primary end-points. During the three months ended March 31, 2012, our common stock traded between $3.75 and $7.50, and on March 30, 2012, last trading day of the quarter, our common stock closed at $4.20 (all stock prices are adjusted for the 1-for-30 reverse stock split). You may not be able to sell your shares quickly or at the market price if we are delisted from the Nasdaq Capital Market or if we are unable to transfer our listing to another stock market, or if trading in our stock is not active or the volume is low. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock, some of which are beyond our control:

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

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 6.	Exhibits.

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation. (2)

3.3	Amended and Restated Bylaws. (3)

4.1	Specimen Stock Certificate. (4)

4.2	Telik’s Certificate of Designation of Series A Junior Participating Preferred Stock. (5)

4.3	Telik’s Certificate of Elimination with respect to Series A Junior Participating Preferred Stock. (6)

4.4	Form of Common Stock Warrant and Warrant Certificate. (7)

10.1	Agreement, between Telik and Marc L. Steuer, dated April 30, 2012. (8)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter

63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Link Document

*	These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.
(1)	Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 2001, as filed on March 27, 2002 (File No. 000-31265).
(2)	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated March 28, 2012, as filed on March 30, 2012 (File No. 000-31265).
(3)	Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K dated December 11, 2007, as filed on December 14, 2007 (File No. 000-31265).
(4)	Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1A filed on July 3, 2000 (File No. 333-33868).
(5)	Incorporated by reference to Exhibit 4.7 to our Current Report on Form 8-K dated November 2, 2001, as filed on November 5, 2001 (File No. 000-31265).
(6)	Incorporated by reference to Exhibit 3.4 to our Annual Report on Form 10-K for the year ended December 31, 2011, as filed on February 27, 2012 (File No. 000-31265).
(7)	Incorporated by reference to Exhibit 4.8 to our Registration Statement on Form S-3, as filed on August 8, 2011 (File No. 333-176121).
(8)	Incorporated by reference to Exhibit 99.1 on our Current Report on Form 8-K, dated April 27, 2012 and filed on May 2, 2012 (File No. 000-31265).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELIK, INC.

/s/ WENDY K. WEE
Wendy K. Wee
Vice President, Finance and Controller
(Principal Financial and Accounting Officer)

Date: May 9, 2012

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation. (2)

3.3	Amended and Restated Bylaws. (3)

4.1	Specimen Stock Certificate. (4)

4.2	Telik’s Certificate of Designation of Series A Junior Participating Preferred Stock. (5)

4.3	Telik’s Certificate of Elimination with respect to Series A Junior Participating Preferred Stock. (6)

4.4	Form of Common Stock Warrant and Warrant Certificate. (7)

10.1	Agreement, between Telik and Marc L. Steuer, dated April 30, 2012. (8)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Link Document

*	These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.
(1)	Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 2001, as filed on March 27, 2002 (File No. 000-31265).
(2)	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated March 28, 2012, as filed on March 30, 2012 (File No. 000-31265).
(3)	Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K dated December 11, 2007, as filed on December 14, 2007 (File No. 000-31265).
(4)	Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1A filed on July 3, 2000 (File No. 333-33868).
(5)	Incorporated by reference to Exhibit 4.7 to our Current Report on Form 8-K dated November 2, 2001, as filed on November 5, 2001 (File No. 000-31265).
(6)	Incorporated by reference to Exhibit 3.4 to our Annual Report on Form 10-K for the year ended December 31, 2011, as filed on February 27, 2012 (File No. 000-31265).
(7)	Incorporated by reference to Exhibit 4.8 to our Registration Statement on Form S-3, as filed on August 8, 2011 (File No. 333-176121).
(8)	Incorporated by reference to Exhibit 99.1 on our Current Report on Form 8-K, dated April 27, 2012 and filed on May 2, 2012 (File No. 000-31265).