Form 10-Q
period 2012-06-30
TELIK INC
filed 2012-08-10
CIK 1109196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2012

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

The number of shares of common stock outstanding as of July 31, 2012 was 2,254,167.

TELIK, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

TELIK, INC.

CONDENSED BALANCE SHEETS

(In thousands)

	June 30, 2012	December 31, 2011
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$4,351	$9,046
Short-term investments	3,453	2,404
Interest and other receivables	34	25
Prepaids and other current assets	662	589

Total current assets	8,500	12,064

Property and equipment, net	—	1
Restricted investments	250	250
Other assets	—	97

Total assets	$8,750	$12,412

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$62	$109
Accrued clinical trial costs	276	153
Accrued compensation	362	367
Accrued liabilities	303	550
Short-term deferred rent	6	—
Current portion of facility exit costs	1,248	1,463

Total current liabilities	2,257	2,642
Noncurrent portion of facility exit costs	940	1,463
Long-term deferred rent	—	8

Commitments and contingencies
Stockholders’ equity:
Common stock*	22	18
Additional paid-in capital*	550,189	548,610

Accumulated deficit	(544,658)	(540,329)

Total stockholders’ equity	5,553	8,299

Total liabilities and stockholders’ equity	$8,750	$12,412

See accompanying Notes to Condensed Financial Statements.

*	Adjusted for the 1-for-30 reverse stock split as discussed in Notes 1 and 9

TELIK, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME/LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating costs and expenses:
Research and development	$932	$1,465	$1,921	$3,159
General and administrative	1,123	1,546	2,412	3,540

Total operating costs and expenses	2,055	3,011	4,333	6,699

Loss from operations	(2,055)	(3,011)	(4,333)	(6,699)
Interest and other income, net	3	10	4	24

Net loss	$(2,052)	$(3,001)	$(4,329)	$(6,675)

Basic and diluted net loss per share*	$(1.11)	$(1.67)	$(2.36)	$(3.72)

Shares used to calculate basic and diluted net loss per share*	1,849	1,799	1,832	1,794

Other comprehensive income, net of tax:
Changes in net unrealized gains on investments	—	2	—	4

Comprehensive loss	$(2,052)	$(2,999)	$(4,329)	$(6,671)

See accompanying Notes to Condensed Financial Statements.

*	Adjusted for the 1-for-30 reverse stock split as discussed in Notes 1 and 9

TELIK, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(4,329)	$(6,675)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1	8
Stock-based compensation expense	404	710
Changes in assets and liabilities:
Other receivables	(9)	149
Prepaids and other current assets	24	13
Accounts payable	(47)	(513)
Accrued liabilities	(131)	(165)
Accrued facility exit costs	(738)	(724)

Net cash used in operating activities	(4,825)	(7,197)

Cash flows from investing activities:
Purchases of investments	(4,520)	(7,901)
Sales of investments	—	199
Maturities of investments	3,471	13,765

Net cash (used in) provided by investing activities	(1,049)	6,063

Cash flows from financing activities:
Proceeds from issuance of common stock	1,179	240

Net cash provided by financing activities	1,179	240

Net decrease in cash and cash equivalents	(4,695)	(894)
Cash and cash equivalents at beginning of period	9,046	7,768

Cash and cash equivalents at end of period	$4,351	$6,874

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

Going Concern

We believe our existing cash resources will be sufficient to fund our projected operating requirements at least through the end of the current fiscal year. We have been and are currently seeking collaborative arrangements with corporate partners to fund the development and commercialization of TELINTRA, our lead product candidate and TELCYTA, our other product candidate. We are also evaluating options to raise additional funds through equity or debt financings and sales transactions as well as other sources such as research grants from non-profit organizations. However, we cannot provide any assurances that we will be successful in obtaining additional funding. If we are unable to secure additional financing on a timely basis or on terms favorable to us, we will be required to cease or reduce certain research and development projects, to sell some or all of our technology or assets or to merge all or a portion of our business with another entity. Insufficient funds will require us to delay, scale back, or eliminate some or all of our activities, or to cease operations. There is a substantial doubt about our ability to continue as a going concern much beyond the current fiscal year unless we are able to obtain additional and sufficient funding for our operations.

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

Stock Offerings

In August 2011, we filed a shelf registration statement on Form S-3 to offer and sell, from time to time, equity securities in one or more offerings up to a total dollar amount of $25.0 million. On August 30, 2011, we entered into an At Market Issuance Sales Agreement, or Sales Agreement, with McNicoll, Lewis & Vlak LLC, or MLV, pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $7.0 million from time to time through MLV as our sales agent. For the three and six months ended June 30, 2012, we received approximately $1.2 million in net proceeds from stock sales under the Sales Agreement after deducting commissions and other related expenses. We have received $1.3 million in net proceeds since entering into the Sales Agreement. Our ability to sell shares of our common stock pursuant to the Sales Agreement is subject to share volume limitations, market conditions and our continued listing on the Nasdaq Capital Market. There is no assurance that we may be able to raise any additional funds in the future under the Sales Agreement.

2. Basis of Presentation and Summary of Significant Accounting Policies

We have prepared the accompanying condensed financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, or the Exchange Act. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We believe all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included herein. Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or any other future period. The condensed balance sheet at December 31, 2011 has been derived from the audited financial statements at that date. You should read these condensed financial statements and notes in conjunction with our audited financial statements for the year ended December 31, 2011, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2012.

Use of Estimates

In preparing our financial statements to conform with GAAP, we make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results may differ from these estimates.

Cash, Cash Equivalents, and Investments

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

Marketable security investments are recorded at fair value and evaluated for impairment. We take into account general market conditions, changes in economic environment as well as specific investment attributes, such as credit downgrade or illiquidity for each investment, the expected cash flows from the security, our intent to sell the security and whether or not we will be required to sell the security before the recovery of its amortized cost, to estimate the fair value of our investments and to determine whether impairment is other than temporary. If it is determined that a decline in fair value of any investment is other than temporary, then the unrealized loss related to credit risk would be included in interest and other income (expense), net.

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

Our money market funds are valued using quoted prices and other relevant information generated by market transactions involving identical assets. Government agency securities are recorded at their estimated fair value. Since these securities generally have market prices from multiple sources and it can be difficult to select the best individual price directly from the quoted prices in the active markets, we use Level 2 inputs for the valuation of these securities. Using the Level 2 inputs, a “consensus price” or a weighted average price for each of these securities can be derived from a distribution-curve-based algorithm which includes market prices obtained from a variety of industrial standard data providers (e.g. Bloomberg), security master files from large financial institutions, and other third-party sources.

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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2012, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, that are of significance, or potential significance to us.

3. Employee Stock-Based Compensation

Stock-based Compensation

Total estimated stock-based compensation expense, related to all of our share-based payment awards recognized under ASC 718, “Compensation—Stock Compensation” was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Research and development	$64	$183	$163	$340
General and administrative	94	206	241	370

Stock-based compensation expense before taxes	158	389	404	710

Effect on net loss	$158	$389	$404	$710

Because we had a net operating loss carryforward as of June 30, 2012, no tax benefits for the tax deductions related to stock-based compensation expense were recognized in our condensed statements of operations. Additionally, no incremental tax benefits were recognized from stock options exercised in the six months ended June 30, 2012 and 2011, which would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities. As of June 30, 2012, $451,000 of total unrecognized compensation costs, net of forfeitures, related to non-vested service based awards is expected to be recognized over a weighted average period of 0.97 year.

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

	Stock Option Plans		Stock Purchase Plan
	Three Months Ended June 30,		Three Months Ended June 30,
	2012*	2011	2012**	2011**
Weighted expected stock price volatility	—	104.9%	—	—
Weighted risk-free interest rate	—	2.14%	—	—
Weighted expected life (in years)	—	5.53	—	—
Weighted expected dividend yield	—	—	—	—

	Stock Option Plans		Stock Purchase Plan
	Six Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Weighted expected stock price volatility	111.0%	104.9%	107.8%	72.2%
Weighted risk-free interest rate	1.29%	2.14%	0.21%	0.38%
Weighted expected life (in years)	6.08	5.53	1.25	1.25
Weighted expected dividend yield	—	—	—	—

*	We did not grant any stock options for the quarter ended June 30, 2012.
**	We did not have any new ESPP offerings during these periods.

4. Basic and Diluted Net Loss per Share

Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period.

Weighted average outstanding options to purchase 333,461 and 366,362 shares of our common stock before application of the treasury method for the three months ended June 30, 2012 and 2011; and 345,558 and 372,741 shares of our common stock before application of the treasury method for the six months ended June 30, 2012 and 2011 were excluded from the diluted net loss per common share calculations because inclusion of such options would be anti-dilutive.

5. Fair Value Measurements on a Recurring Basis

We measure certain financial assets at fair value on a recurring basis, including cash equivalents and available-for-sale securities. The fair value of these financial assets was determined based on a three-tier fair value hierarchy as described in Note 1, which prioritizes the inputs used in measuring fair value.

The following table presents information about our financial assets that are measured at fair value on a recurring basis as of June 30, 2012 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

		Fair Value Measurement at June 30, 2012 Using
	June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In thousands)
Available-for-sale securities:
Money market funds	$1,176	$1,176	$—	$—
US government agencies	3,453	—	3,453	—

Total	$4,629	$1,176	$3,453	$—

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

There were no transfers between Level 1 and Level 2 measurements in the three and six months ended June 30, 2012 and in the year ended December 31, 2011.

6. Cash, Cash Equivalents, Investments and Restricted Investments

The following is a summary of estimated fair value of cash and cash equivalents, investments and restricted investments:

	June 30, 2012	December 31, 2011
	(In thousands)
Certificate of deposits	$250	$250
US government agencies enterprises	3,453	4,454
Cash and money market funds	4,351	6,996

Total	$8,054	$11,700

Reported as:
Cash and cash equivalents	$4,351	$9,046
Short-term investments	3,453	2,404
Restricted investments	250	250

Total	$8,054	$11,700

There were no realized gains or losses on sales of available-for-sale securities for the three and six months ended June 30, 2012 and 2011.

The following is a summary of the cost and estimated fair value of marketable debt securities, held as available-for-sale at June 30, 2012 and December 31, 2011, classified by stated maturity date of the security:

	June 30, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Mature in less than one year	$3,453	$3,453	$4,454	$4,454

7. Facility Exit Costs

In November 2010, we ceased the use of our facility at 3165 Porter Drive in Palo Alto, California and subleased the facility to a tenant for the remaining contractual term of our master lease, which is through May 2014. Future lease-related payments and rental income are scheduled to be made and received monthly until the lease and sublease expire in May 2014.

The following table summarizes the activities related to accrued facility exit costs for the six months ended June 30, 2012 (in thousands):

Balance as of December 31, 2011	$2,926
Amounts paid during the period	(1,968)
Amounts received during the period	1,218
Non-cash accretion	12

Balance as of June 30, 2012	$2,188

Reported as current portion	$1,248
Reported as noncurrent portion	$940

8. Commitments

Operating Leases

In November 2010, we entered into a 28-month lease agreement for 8,620 square feet of office space at 700 Hansen Way in Palo Alto, California and relocated our corporate offices to this facility.

We also lease approximately 92,000 square feet located at 3165 Porter Drive in Palo Alto, California, which we have subleased to a tenant effective November 2010 through May 2014 when our master lease expires. Pursuant to the terms of the master lease, we are required to maintain a security deposit in the form of a letter of credit equal to approximately $250,000. This letter of credit must be secured by either a deposit account or a securities account. At June 30, 2012, the security deposit is in the form of securities that are classified in the balance sheet as restricted investments. This collateral account is managed in accordance with our investment policy, and is restricted as to withdrawal.

Future minimum rental payments under our non-cancelable operating leases as of June 30, 2012 are as follows:

Operating Leases
(In thousands)
Years ending December 31,
2012	2,188
2013	3,685
2014	1,537

Total future minimum rental payments	$7,410
Less aggregate future minimum rentals to be received from subleases	(4,827)

Total	$2,583

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

Stock Offerings

In August 2011, we filed a shelf registration statement on Form S-3 to offer and sell, from time to time, equity securities in one or more offerings up to a total dollar amount of $25.0 million. On August 30, 2011, we entered into an At Market Issuance Sales Agreement with MLV pursuant to which we may issue and sell shares of our common stock having an aggregate offering price up to $7.0 million, from time to time, through MLV as our sales agent. In conjunction with the Sales Agreement, MLV would receive compensation based on an aggregate of 4% of the gross proceeds on the sale price per share of our common stock. Any sales made pursuant to the Sales Agreement are deemed an “at-the-market” offering and would be made pursuant to the shelf registration statement on Form S-3. For the three and six months ended June 30, 2012, we sold 374,073 shares of our Common Stock through MLV under the Sales Agreement and received approximately $1.2 million in net proceeds after deducting commissions and other related expenses. Since entering into the Sales Agreement, we have sold 390,210 shares of our Common Stock and received approximately $1.3 million in net proceeds.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Statements of Expected Future Performance

This Quarterly Report on Form 10-Q contains statements indicating expectations about future performance and other forward-looking statements that involve risks and uncertainties. We usually use words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “future,” “intend,” “potential,” or “continue” or the negative of these terms or similar expressions to identify forward-looking statements. These statements appear throughout this Quarterly Report on Form 10-Q and are statements regarding our current intent, belief or expectation, primarily with respect to our operations and related industry developments. Examples of these statements include, but are not limited to, statements regarding the following: our future operating expenses, our future losses, our future expenditures for research and development, the sufficiency of our cash resources and ability to raise adequate funds in the future, the timing and implications of results of our Phase 2 clinical trials, the progress of our research programs, including clinical testing, the extent to which our issued and pending patents may protect our products and technology, our ability to identify new product candidates using TRAP technology (our proprietary Target-Related Affinity Profiling technology), the potential of such product candidates to lead to the development of safer or more effective therapies, our ability to develop the technology derived from our collaborations, and our anticipated timing for filing additional Investigational New Drug applications, or INDs, with the FDA, or for the initiation or completion of Phase 1, Phase 2 or Phase 3 clinical trials for any of our product candidates. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Part II, Item 1A of this Quarterly Report on Form 10-Q.

The following discussion and analysis should be read in conjunction with the unaudited condensed financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 27, 2012.

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

We have incurred net losses since inception and expect to incur losses for the remainder of the year as we continue our research and development activities. During the six months ended June 30, 2012, loss from operations was $4.3 million and net loss was $4.3 million. Net cash used in operations for the six months ended June 30, 2012 was $4.8 million and net cash, cash equivalents, investments and restricted investments at June 30, 2012 were $8.1 million. As of June 30, 2012, we had an accumulated deficit of $544.7 million.

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

Going Concern

Our financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should we be unable to continue as a going concern. We believe our existing cash resources will be sufficient to fund our projected operating requirements at least through the end of the current fiscal year, including prosecuting our current trials, conducting research and discovery efforts towards additional product candidates and providing sufficient funds for working capital and general corporate purposes. Our independent registered public accounting firm has issued a report on our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011 that includes an explanatory paragraph referring to our recurring losses from operations and expressing substantial doubt as to our ability to continue as a going concern without additional capital becoming available. In order to continue as a going concern, we will require substantial additional financing to fund our operations and continue our clinical product development programs, and our ability to continue as a viable entity will be dependent on our ability to obtain funding. We have been and are currently seeking collaborative arrangements with corporate partners to fund the development and commercialization of TELINTRA, our lead product candidate and TELCYTA, our other product candidate. We are also evaluating options to raise additional funds through equity or debt financings and sales transactions as well as other sources such as research grants from non-profit organizations. Although we raised $1.2 million through equity financing pursuant to our At Market Issuance Sales Agreement in the second quarter of 2012, we will need significant additional funding in the near term and cannot provide any assurances that we will be successful in obtaining additional funding. In the event we are unable to obtain sufficient additional funding, we will be required to focus on other strategic alternatives including the further restructuring of our operations to conserve resources, the sale of company assets, in whole or in part, cease operations, or some other arrangement through which the value of our assets to stockholders could be optimized.

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

TELCYTA, our other product candidate, is a small molecule cancer drug product candidate designed to be activated in cancer cells. TELCYTA has been evaluated in multiple Phase 2 and Phase 3 clinical trials, including trials using TELCYTA as monotherapy and in combination regimens in ovarian, non-small cell lung, breast and colorectal cancer. Results from these clinical trials indicate that TELCYTA monotherapy was generally well-tolerated, with mostly mild to moderate side effects, particularly when compared to the side effects and toxicities of standard chemotherapeutic drugs. When TELCYTA was evaluated in combination with standard chemotherapeutic drugs, the tolerability of the combinations was similar to that expected of each drug alone. Clinical activity including objective tumor responses and/or disease stabilization was reported in the TELCYTA Phase 2 trials; however, TELCYTA did not meet its primary endpoints in the Phase 3 studies. In May 2010, we initiated an investigator led study at a single site of TELCYTA in patients with refractory or relapsed mantle cell lymphoma, diffuse large B cell lymphoma, and multiple myeloma. Enrollment for this study was in two stages and expected to range between 18 to 48 patients based on the number of responses observed. Based on responses observed in stage 1, we had planned to expand the study to stage 2 and add a second investigator site in the first quarter of 2012. However, in an effort to focus our resources on TELINTRA development, we have decided to terminate this study instead. We are currently seeking a partnership with a pharmaceutical or biotechnology company to further advance the development and commercialization of TELCYTA.

We need to raise additional funds in the near future in order to see our current active, inactive and planned clinical trials to completion.

Preclinical Drug Product Development

TLK60404—Aurora Kinase/VEGFR Inhibitors

We have a small molecule compound inhibiting both Aurora kinase and VEGFR kinase. Aurora kinase is a signaling enzyme whose function is required for cancer cell division, while VEGF plays a key role in tumor blood vessel formation, ensuring an adequate supply of nutrients to support tumor growth. The lead compounds of our first dual inhibitor program met a development milestone in August 2008 by demonstrating anticancer activity in preclinical models of human colon cancer and human leukemia. These lead compounds prevented tumor growth in preclinical models of human colon cancer and human leukemia by inhibiting both Aurora kinase and VEGFR kinase. Our data support the concept that dual inhibition of Aurora kinase and VEGFR kinase represents a promising approach for anticancer therapy. A development drug product candidate, TLK60404, has been selected. While we have conducted some preclinical safety studies, we have decided to place this development program on hold in an effort to conserve resources.

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

Other

We discovered all of our drug product candidates using our proprietary technology, TRAP, which we believe enables the rapid and efficient discovery of small molecule drug product candidates. We may enter into collaborative arrangements with third parties, such as contract research organizations for clinical trials, development, manufacturing, regulatory approvals or commercialization of some of our products, particularly outside North America, or in disease areas requiring larger and longer clinical trials than cancer.

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

Results of Operations

Revenues

We did not record any revenues for the three and six months ended June 30, 2012 or in 2011. Future non-product revenues, if any, will depend upon the extent to which we enter into new collaborative research agreements and the amounts of payments relating to such agreements.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2012 and 2011 were $932,000 and $1.5 million. Research and development expenses for the six months ended June 30, 2012 and 2011 were $1.9 million and $3.2 million. Our research and development activities consist primarily of drug development, clinical supply manufacturing, clinical activities, discovery research, screening and identification of product candidates and preclinical studies. We group these activities into two major categories: “research and preclinical” and “clinical development.”

The approximate costs associated with research and preclinical and clinical development activities were as follows:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2012	2011	Change	2012	2011	Change
	(In thousands, except percentages)
Research and preclinical	$248	$381	(35)%	$553	$863	(36)%
Clinical development	684	1,084	(37)%	1,368	2,296	(40)%

Total research and development	$932	$1,465	(36)%	$1,921	$3,159	(39)%

The decrease of 36%, or $533,000, in research and development expenses for the three months ended June 30, 2012 compared to the same period in 2011, was primarily due to the following:

•	decreased costs of approximately $480,000 associated with headcount reduction, reduced consulting expenses and reduced facility costs;

•

decreased clinical trial expenses of approximately $25,000 related to the completion of our Phase 2 TELINTRA tablets for MDS studies and $91,000 related to the wind down of our Phase 1 dose-ranging trial of TELINTRA tablets in combination with Revlimid in MDS and Phase 2 TELCYTA trial in multiple myeloma clinical studies;

•

offset by increased clinical development expenses of approximately $61,000 for our ongoing Phase 2 clinical trial to evaluate TELINTRA tablets in patients with Revlimid refractory or resistant, deletion 5q myelodysplastic syndrome, or del 5q MDS and our Phase 2b clinical trial to evaluate TELINTRA tablets in patients with transfusion dependent, non-deletion 5q MDS.

The decrease of 39%, or $1.2 million, in research and development expenses for the six months ended June 30, 2012 compared to the same period in 2011 was primarily due to the following:

•	decreased costs of approximately $942,000 associated with headcount reduction, reduced consulting expenses and reduced facility costs;

•

decreased clinical trial expenses of approximately $90,000 related to the completion of our Phase 2 TELINTRA tablets for MDS studies, $245,000 related to the wind down of our Phase 1 dose-ranging trial of TELINTRA tablets in combination with Revlimid in MDS and Phase 2 TELCYTA trial in multiple myeloma clinical studies and $84,000 in lower clinical drug supply manufacturing costs;

•

offset by increased clinical development expenses of approximately $125,000 for our ongoing Phase 2 clinical trial to evaluate TELINTRA tablets in patients with Revlimid refractory or resistant, deletion 5q myelodysplastic syndrome, or del 5q MDS and our Phase 2b clinical trial to evaluate TELINTRA tablets in patients with transfusion dependent, non-deletion 5q MDS.

We expect total research and development expenditures to decrease in the next twelve months as we undertake efforts to conserve cash and focus mainly on the enrollment of our two Phase 2 clinical trials of TELINTRA in MDS.

The following table summarizes our principal drug product candidate development initiatives:

	Related R&D Expenses Six Months ended June 30,
Product	2012	2011
	(In thousands)
TELCYTA	$403	$844
TELINTRA	1,518	2,291
TLK60404	—	24

Total research and development expenses	$1,921	$3,159

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

General and Administrative Expenses

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2012	2011	Change	2012	2011	Change
	(In thousands, except percentages)
General and administrative	$1,123	$1,546	(27)%	$2,412	$3,540	(32)%

The decrease in general and administrative expenses of 27%, or $423,000, for the three months ended June 30, 2012 compared to the same period in 2011, was primarily due to a decrease of $187,000 in reduced headcount related expenses and a decrease of $236,000 in legal and professional services expenses.

The decrease in general and administrative expenses of 32%, or $1.1 million, for the six months ended June 30, 2012 compared to the same period in 2011 was primarily due to a decrease of $486,000 in reduced headcount and corporate administrative expenses and a decrease of $641,000 in legal and professional services expenses.

We expect future general and administrative expenses to decrease as we undertake efforts to conserve cash.

Stock-Based Compensation Expense

Employee stock-based compensation expense related to our share-based payment awards was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Research and development	$64	$183	$163	$340
General and administrative	94	206	241	370

Stock-based compensation expense before taxes	158	389	404	710

Effect on net loss	$158	$389	$404	$710

The decreases in employee stock-based compensation expense for the three and six months ended June 30, 2012 compared with the same periods in 2011 were primarily due to options shares with higher fair values which vested in 2011.

Interest Income and Interest Expense

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2012	2011	Change	2012	2011	Change
	(In thousands, except percentages)
Interest and other income, net	$3	$10	(70)%	$4	$24	(83)%

The decreases in interest and other income, net of approximately $7,000 and $20,000 for the three and six months ended June 30, 2012 compared to the same periods in 2011 were due primarily to a decrease in investment income resulting from lower investment cash balances as well as low yields in our investments which are mainly held in US government agency securities.

Liquidity and Capital Resources

	June 30, 2012	December 31, 2011
	(In millions, except ratios)
Cash, cash equivalents, investments and restricted investments	$8.1	$11.7
Working capital	$6.2	$9.4
Current ratio	3.8 : 1	4.6 : 1

	Six Months Ended June 30,
	2012	2011
	(In millions)
Cash (used in) / provided by:
Operating activities	$(4.8)	$(7.2)
Investing activities	$(1.0)	$6.1
Financing activities	$1.2	$0.2

Sources and Uses of Cash. Due to significant research and development expenditures and the lack of any approved products to generate revenue, we have not been profitable and have generated operating losses since we incorporated in 1988. As such, we have funded our research and development operations through the sale of equity securities, non-equity payments from corporate partners, interest earned on investments, government grants and equipment lease and loan financings. At June 30, 2012, we had available cash, cash equivalents, investments and restricted investments of $8.1 million. Our cash and investment balances are held in a variety of interest-bearing instruments including obligations of U.S. government agencies and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk.

Cash Flows from Operating Activities. Cash used in operations for the six months ended June 30, 2012 was $4.8 million compared with $7.2 million for the same period in 2011. Net loss of $4.3 million in the six months ended June 30, 2012 included non-cash charges of $404,000 for stock-based compensation. Cash used in operations was further impacted by a $131,000 reduction in accrued liabilities primarily due to payments related to our annual audit and patent related legal expenses and a $738,000 reduction in accrued facility exit costs due to payments made on our Porter Drive facility which were partially offset by sublease payments received. Operating cash outflows for the same period in 2011 resulted primarily from a net loss of $6.7 million which included non-cash charges of $710,000 for stock-based compensation and $8,000 for depreciation. Cash used in operations in

2011 was further impacted by a $513,000 reduction in accounts payable primarily due to payments related to our office relocation at the end of 2010 and a $724,000 reduction in accrued facility exit costs due to payments made on our Porter Drive facility partially offset by sublease payments received. In addition, cash used in operations in 2011 was partially offset by a $149,000 decrease in other receivables primarily due to investment interest received.

Cash Flows from Investing Activities. Cash used in investing activities for the six months ended June 30, 2012 was $1.0 million compared with cash provided of $6.1 million for the same period in 2011. Cash used in the six months ended June 30, 2012 was primarily for the purchase of available-for-sale investments of $4.5 million and was partially offset by $3.5 million in investment maturities. Cash provided by investing activities for the same period in 2011 was primarily from $13.8 million in investment maturities and $199,000 in investment sales partially offset by the purchase of available-for-sale investments of $7.9 million. We had no capital expenditures for the six months ended June 30, 2012 or 2011.

Cash Flows from Financing Activities. Cash provided by financing activities for the six months ended June 30, 2012 was approximately $1.2 million compared with $240,000 for the same period in 2011. Cash provided by financing activities for the six months ended June 30, 2012 was primarily from stock sales including $1.2 million in net proceeds under the At Market Issuance Sales Agreement, or Sales Agreement, with McNicoll, Lewis & Vlak LLC and approximately $3,000 from stock purchases under our employee stock purchase plan. Cash provided by financing activities for the six months ended June 30, 2011 was primarily due to proceeds from stock purchases under our employee stock purchase plan and stock option exercises.

Working Capital. Working capital decreased to $6.2 million at June 30, 2012 from $9.4 million at December 31, 2011. The decrease in working capital was primarily due to our use of cash for our clinical studies and operating expenses.

We believe our cash, cash equivalents and marketable securities as of June 30, 2012 will be sufficient to fund our projected operating requirements at least through the end of the current fiscal year, including prosecuting our current trials, conducting research and discovery efforts towards additional product candidates and providing sufficient funds for working capital and general corporate purposes. In order to continue as a going concern, we will need sufficient additional capital to complete all the clinical trials we are currently conducting. We may raise funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently. Our future capital uses and requirements depend on numerous factors, including the following:

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

We need to raise additional capital or incur indebtedness in the near term to continue to fund our future operations. We may seek to raise capital through a variety of sources, including collaborative arrangements, licensing arrangements, public equity markets, private equity financings, and/or public or private debt as well as other sources such as research grants from non-profit organizations. In August 2011, we filed a shelf registration statement on Form S-3 to offer and sell, from time to time, equity securities in one or more offerings up to a total dollar amount of $25.0 million. On August 30, 2011, we entered into the Sales Agreement with MLV whereby we may issue and sell shares of our common stock having an aggregate offering price up to $7.0 million, from time to time, through MLV as our sales agent. In conjunction with the Sales Agreement, MLV would receive compensation based on an aggregate of 4% of the gross proceeds on the sale price per share of our common stock. Any sales made pursuant to the Sales Agreement are deemed an “at-the-market” offering and would be made pursuant to the shelf registration statement on Form S-3. For the three and six months ended June 30, 2012, we sold 374,073 shares through MLV under the Sales Agreement and received approximately $1.2 million in net proceeds after deducting commissions and other related expenses. Since entering into the Sales Agreement, we have sold 390,210 shares and received approximately $1.3 million in net proceeds.

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

Our future contractual obligations at June 30, 2012 are as follows (in thousands):

	Total	2012	2013-2014	After 2014
Operating leases	$2,583	$959	$1,624	—

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

We have a contractual obligation under the terms of our manufacturing supply agreement with AMRI Rennselaer, Inc., or AMRI, previously known as Organichem Corporation, wherein we are obligated to purchase a majority of our United States requirements for the active ingredient in TELCYTA for a number of years. However, we currently do not have any requirements for the active ingredient. We have agreed on a pricing schedule for such supply, which will be subject to future renegotiation after a defined time period.

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

The table below presents the principal amounts and weighted-average interest rates by year of stated maturity for our investment portfolio:

	2012	2013 and Beyond	Total	Fair Value at June 30, 2012
	(In thousands, except percentages)
Available-for-sale securities	$3,453	—	$3,453	$3,453
Average interest rate	0.17%	0.00%	0.17%

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and Vice President, Finance and Controller, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. Based on such evaluation, our Chief Executive Officer and Vice President, Finance and Controller concluded that, subject to limitations described below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), were effective as of June 30, 2012.

Changes in internal control over financial reporting. There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

If we are unable to raise adequate funds in the near future, we will not be able to continue to fund our operations, research programs, preclinical testing and clinical trials to develop and manufacture our drug product candidates, and our auditors have indicated that our recurring losses and net capital deficiency raise substantial doubt about our ability to continue as a going concern.*

The process of carrying out the development of our own unpartnered product candidates to later stages of development and developing other research programs to the stage that they may be partnered to a pharmaceutical or biotechnology company will require significant additional expenditures, including the expenses associated with preclinical testing, clinical trials and obtaining regulatory approval. Our independent registered public accounting firm has issued a report on our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011 that includes an explanatory paragraph referring to our recurring losses from operations and expressing substantial doubt as to our ability to continue as a going concern without additional capital becoming available. We believe that our existing cash and investment securities will be sufficient to support our current operating plan at least through the end of the fourth quarter of 2012. Unanticipated changes in our research and development plans or other changes affecting our operating expenses may affect actual consumption of existing cash resources. In any event, we will require substantial additional financing in the near term in order to complete the clinical trials we are currently conducting and to fund our continued operations. We do not know whether additional financing will be available when needed or that, if available, we will be able to obtain financing on terms favorable to our stockholders. In addition, the tight credit markets and concerns regarding the availability of credit, particularly in the United States, may also negatively impact our ability to raise additional capital to fund our business. If we fail to maintain the minimum $1.00 per share listing requirement on the Nasdaq Capital Market, our ability to raise additional capital in the public equity market will also be significantly limited. As of June 30, 2012, our accumulated deficit was $544.7 million, and we expect to incur capital outlays and operating expenditures for the next several years as we continue our clinical, research and development activities. The extent of any actual increase in operating or capital spending will depend in part on the clinical success of our product candidates. If we fail to raise adequate funds on terms acceptable to us, if at all, we will not be able to continue to fund our operations, research programs, preclinical testing, clinical trials and manufacturing efforts. Having insufficient funds will require us to delay, scale back, or eliminate some or all of our activities, and our continued existence beyond 2012 is uncertain.

Raising additional capital by issuing securities or through collaboration and licensing arrangements may cause dilution to existing stockholders or require us to relinquish rights to our technologies or product candidates.*

In order to fund our future operations we may seek to raise additional funds through equity or debt financings, collaborative arrangements with corporate partners or other sources. In August 2011, we filed a shelf registration statement on Form S-3 to offer and sell, from time to time, equity securities in one or more offerings up to a total dollar amount of $25.0 million. On August 30, 2011 we entered into an At Market Issuance Sales Agreement, or the Sales Agreement, with McNicoll, Lewis & Vlak LLC, or MLV, pursuant to which we may issue and sell shares of our common stock having an aggregate offering price up to $7.0 million, from time to time, through MLV as our sales agent. For the six months ended June 30, 2012, we sold 374,073 shares through MLV under the Sales Agreement and received approximately $1.2 million in net proceeds after deducting commissions and other related expenses. Since entering into the Sales Agreement, we have sold 390,210 shares and received approximately $1.3 million in net proceeds.

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

We have a history of net losses, which we expect to continue for the next several years should we have the ability to operate as a going concern. We will never be profitable unless we develop, and obtain regulatory approval and market acceptance of, our product candidates.*

To date, we have not obtained regulatory approval for the commercial sale of any products, and we have not received any revenue from the commercial sale of products. Due to the significant research and development expenditures required to develop our TRAP technology and identify new product candidates, and the lack of any products to generate revenue, we have not been profitable and have incurred operating losses since we were incorporated in 1988. As of June 30, 2012, we had an accumulated deficit of $544.7 million. Should we have the ability to operate as a going concern, we expect to incur losses for the next several years as we continue our research and development activities and incur significant clinical testing and drug supply manufacturing costs. We do not anticipate that we will generate product revenue for at least several years. Our losses, among other things, have caused and will cause our stockholders’ equity and working capital to decrease. We expect that this trend will continue until we develop, and obtain regulatory approval and market acceptance of, our product candidates, if at all. We may never generate product revenue sufficient to become profitable.

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

We may enter into collaborative arrangements with third parties for clinical trials, development, manufacturing, regulatory approvals or commercialization of some of our product candidates. Dependence on collaborative arrangements will subject us to a number of risks. We may not be able to control the amount and timing of resources our collaborative partners may devote to the product candidates. Our collaborative partners may experience financial difficulties. Should a collaborative partner fail to develop or commercialize a compound or product candidate to which it has rights from us, we may not receive any future milestone payments and will not receive any royalties for that compound or product candidate. Business combinations or significant changes in a collaborative partner’s business strategy may also adversely affect a partner’s willingness or ability to complete its obligations under an arrangement. If we fail to enter into additional collaborative agreements on favorable terms, our business, financial condition and results of operations could be materially adversely affected.

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

It may be difficult for us to retain our current employees and identify, hire and retain future employees.*

Our future success depends in part upon our ability to attract and retain highly skilled personnel. Several factors could make it difficult for us to achieve this, including our current cash position and ability to continue our on-going concerns without additional capital. Competition among numerous companies, academic and other research institutions for skilled personnel and experienced scientists may be intense and turnover rates high. The cost of living in the San Francisco Bay Area is high compared to other parts of the country, which could adversely affect our ability to compete for qualified personnel and increase our costs. Because of this competitive environment, we have encountered and may continue to encounter increasing difficulty attracting qualified personnel, particularly if our operations expand and the demand for these professionals increases.

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

If we are unable to enter into or maintain existing contracts with third parties to manufacture our product candidates or any products that we may develop in sufficient quantities and at an acceptable cost, clinical development of product candidates could be delayed and we may be unable to meet demand for any products that we may develop and lose potential revenue.*

We do not currently operate manufacturing facilities for clinical or commercial production of our product candidates. We expect to continue to rely on third parties for the manufacture of our product candidates and any products that we may develop. We currently lack the resources and capability to manufacture any of our product candidates on a clinical scale or any products that we may develop on a commercial scale. As a result, we will be dependent on corporate partners, licensees or other third parties for the manufacturing of clinical and commercial scale quantities of our product candidates and any products that we may develop. Our product candidates and any products that we may develop may be in competition with other product candidates and products for access to these manufacturing facilities. For this and other reasons, our collaborators or third parties may not be able to manufacture our product candidates and products in a cost effective or timely manner. While we currently possess sufficient inventory of TELINTRA that is stored in multiple locations, if this inventory is lost or damaged, the clinical development of our lead product candidate or its submission for regulatory approval could be delayed, and our ability to deliver any products that we may develop on a timely basis could be impaired or precluded.

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

Our stock price may be volatile, you may not be able to resell your shares at or above your purchase price.*

Our stock prices and the market prices for securities of biotechnology companies in general have been highly volatile, with recent significant price and volume fluctuations, and may continue to be highly volatile in the future. For example, our stock price dropped by 71% on the day following the announcement in December 2006 that the preliminary top-line results of our first three Phase 3 trials did not meet primary end-points. During the six months ended June 30, 2012, our common stock traded between $2.00 and $7.50, and on June 29, 2012, last trading day of the quarter, our common stock closed at $2.09 (all stock prices are adjusted for the 1-for-30 reverse stock split). You may not be able to sell your shares quickly or at the market price if we are delisted from the Nasdaq Capital Market or if we are unable to transfer our listing to another stock market, or if trading in our stock is not active or the volume is low. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock, some of which are beyond our control:

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

Item 4. Mine Safety Disclosures.

Not applicable.

Item 6. Exhibits.

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation. (2)

3.3	Amended and Restated Bylaws. (3)

4.1	Specimen Stock Certificate. (4)

4.2	Telik’s Certificate of Designation of Series A Junior Participating Preferred Stock. (5)

4.3	Telik’s Certificate of Elimination with respect to Series A Junior Participating Preferred Stock. (6)

4.4	Form of Common Stock Warrant and Warrant Certificate. (7)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Link Document

*	These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.
(1)	Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 2001, as filed on March 27, 2002 (File No. 000-31265).
(2)	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated March 28, 2012, as filed on March 30, 2012 (File No. 000-31265).
(3)	Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K dated December 11, 2007, as filed on December 14, 2007 (File No. 000-31265).
(4)	Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1A filed on July 3, 2000 (File No. 333-33868).
(5)	Incorporated by reference to Exhibit 4.7 to our Current Report on Form 8-K dated November 2, 2001, as filed on November 5, 2001 (File No. 000-31265).
(6)	Incorporated by reference to Exhibit 3.4 to our Annual Report on Form 10-K for the year ended December 31, 2011, as filed on February 27, 2012 (File No. 000-31265).
(7)	Incorporated by reference to Exhibit 4.8 to our Registration Statement on Form S-3, as filed on August 8, 2011 (File No. 333-176121).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELIK, INC.

/s/ WENDY K. WEE

Wendy K. Wee
Vice President, Finance and Controller
(Principal Financial and Accounting Officer)

Date: August 10, 2012

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation. (2)

3.3	Amended and Restated Bylaws. (3)

4.1	Specimen Stock Certificate. (4)

4.2	Telik’s Certificate of Designation of Series A Junior Participating Preferred Stock. (5)

4.3	Telik’s Certificate of Elimination with respect to Series A Junior Participating Preferred Stock. (6)

4.4	Form of Common Stock Warrant and Warrant Certificate. (7)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Link Document

*	These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.
(1)	Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 2001, as filed on March 27, 2002 (File No. 000-31265).
(2)	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated March 28, 2012, as filed on March 30, 2012 (File No. 000-31265).
(3)	Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K dated December 11, 2007, as filed on December 14, 2007 (File No. 000-31265).
(4)	Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1A filed on July 3, 2000 (File No. 333-33868).
(5)	Incorporated by reference to Exhibit 4.7 to our Current Report on Form 8-K dated November 2, 2001, as filed on November 5, 2001 (File No. 000-31265).
(6)	Incorporated by reference to Exhibit 3.4 to our Annual Report on Form 10-K for the year ended December 31, 2011, as filed on February 27, 2012 (File No. 000-31265).
(7)	Incorporated by reference to Exhibit 4.8 to our Registration Statement on Form S-3, as filed on August 8, 2011 (File No. 333-176121).