Form 10-Q
period 2012-09-30
TELIK INC
filed 2012-11-09
CIK 1109196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2012

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

(650) 845-7700

(REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

The number of shares of common stock outstanding as of October 31, 2012 was 2,689,200.

TELIK, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

TELIK, INC.

CONDENSED BALANCE SHEETS

(In thousands)

	September 30, 2012	December 31, 2011
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$5,642	$9,046
Short-term investments	750	2,404
Interest and other receivables	22	25
Prepaids and other current assets	781	589

Total current assets	7,195	12,064
Property and equipment, net	—	1
Restricted investments	250	250
Other assets	—	97

Total assets	$7,445	$12,412

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$46	$109
Accrued clinical trial costs	204	153
Accrued compensation	318	367
Accrued liabilities	425	550
Short-term deferred rent	6	—
Current portion of facility exit costs	1,135	1,463

Total current liabilities	2,134	2,642

Noncurrent portion of facility exit costs	684	1,463
Long-term deferred rent	—	8

Commitments and contingencies
Stockholders’ equity:
Common stock*	27	18
Additional paid-in capital*	551,134	548,610

Accumulated deficit	(546,534)	(540,329)

Total stockholders’ equity	4,627	8,299

Total liabilities and stockholders’ equity	$7,445	$12,412

See accompanying Notes to Condensed Financial Statements.

* Adjusted for the 1-for-30 reverse stock split as discussed in Notes 1 and 9

TELIK, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME/LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Operating costs and expenses:
Research and development	$867	$1,305	$2,788	$4,464
General and administrative	1,011	1,550	3,423	5,090

Total operating costs and expenses	1,878	2,855	6,211	9,554

Loss from operations	(1,878)	(2,855)	(6,211)	(9,554)
Interest and other income, net	2	7	6	31

Net loss	$(1,876)	$(2,848)	$(6,205)	$(9,523)

Basic and diluted net loss per share*	$(0.78)	$(1.58)	$(3.07)	$(5.30)

Shares used to calculate basic and diluted net loss per share*	2,395	1,799	2,021	1,796

Other comprehensive income, net of tax:
Changes in net unrealized gains on investments	—	(4)	—	—

Comprehensive loss	$(1,876)	$(2,852)	$(6,205)	$(9,523)

See accompanying Notes to Condensed Financial Statements.

*	Adjusted for the 1-for-30 reverse stock split as discussed in Notes 1 and 9

TELIK, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(6,205)	$(9,523)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1	10
Stock-based compensation expense	550	1,183
Changes in assets and liabilities:
Other receivables	3	95
Prepaid expenses and other current assets	(95)	(43)
Accounts payable	(63)	(779)
Accrued liabilities	(125)	(132)
Accrued facility exit costs	(1,107)	(1,086)

Net cash used in operating activities	(7,041)	(10,275)

Cash flows from investing activities:
Purchases of investments	(4,507)	(11,756)
Sales of investments	—	199
Maturities of investments	6,161	15,615

Net cash provided by investing activities	1,654	4,058

Cash flows from financing activities:
Proceeds from issuance of common stock	1,983	244

Net cash provided by financing activities	1,983	244

Net decrease in cash and cash equivalents	(3,404)	(5,973)
Cash and cash equivalents at beginning of period	9,046	7,768

Cash and cash equivalents at end of period	$5,642	$1,795

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

Going Concern

We believe our existing cash resources will be sufficient to fund our projected operating requirements into the first quarter of 2013. We have been and are currently seeking collaborative arrangements with corporate partners to fund the development and commercialization of TELINTRA, our lead product candidate and TELCYTA, our other product candidate. While we were able to raise $2 million through the sale of our common stock in 2012 we continue to evaluate options to raise additional funds through equity or debt financings as well as other sources such as research grants from non-profit organizations. However, we cannot provide any assurances that we will be successful in obtaining additional funding. If we are unable to secure additional financing on a timely basis or on terms favorable to us, we will be required to cease or reduce certain research and development projects, to sell some or all of our technology or assets or to merge all or a portion of our business with another entity. Insufficient funds will require us to delay, scale back, or eliminate some or all of our activities, or to cease operations. There is a substantial doubt about our ability to continue as a going concern beyond the first quarter of 2013 unless we are able to obtain additional and sufficient funding for our operations in a timely manner.

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

Stock Offerings

In August 2011, we filed a shelf registration statement on Form S-3 to offer and sell, from time to time, equity securities in one or more offerings up to a total dollar amount of $25.0 million. On August 30, 2011, we entered into an At Market Issuance Sales Agreement, or Sales Agreement, with McNicoll, Lewis &Vlak LLC, or MLV, pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $7.0 million from time to time through MLV as our sales agent. For the three and nine months ended September 30, 2012, we received approximately $790,000 and $2.0 million, respectively, in net proceeds from stock sales under the Sales Agreement after deducting commissions and other related expenses. We have received $2.1 million in net proceeds since entering into the Sales Agreement. Our ability to sell shares of our common stock pursuant to the Sales Agreement is subject to share volume limitations, market conditions and our continued listing on the Nasdaq Capital Market. There is no assurance that we may be able to raise any additional funds in the future under the Sales Agreement.

2.	Basis of Presentation and Summary of Significant Accounting Policies

We have prepared the accompanying condensed financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, or the Exchange Act. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We believe all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included herein. Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or any other future period. The condensed balance sheet at December 31, 2011 has been derived from the audited financial statements at that date. You should read these condensed financial statements and notes in conjunction with our audited financial statements for the year ended December 31, 2011, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2012.

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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2012, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, that are of significance, or potential significance to us.

3.	Employee Stock-Based Compensation

Stock-based Compensation

Total estimated stock-based compensation expense, related to all of our share-based payment awards recognized under ASC 718, “Compensation—Stock Compensation” was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Research and development	$61	$217	$224	$557
General and administrative	85	256	326	626

Stock-based compensation expense before taxes	146	473	550	1,183

Effect on net loss	$146	$473	$550	$1,183

Because we had a net operating loss carryforward as of September 30, 2012, no tax benefits for the tax deductions related to stock-based compensation expense were recognized in our condensed statements of operations. Additionally, no incremental tax benefits were recognized from stock options exercised in the nine months ended September 30, 2012 and 2011, which would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities. As of September 30, 2012, $301,000 of total unrecognized compensation costs, net of forfeitures, related to non-vested service based awards is expected to be recognized over a weighted average period of 0.75 year.

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

	Stock Option Plans		Stock Purchase Plan
	Three Months Ended September 30,		Three Months Ended September 30,
	2012*	2011*	2012**	2011
Weighted expected stock price volatility	—	—	—	105.1%
Weighted risk-free interest rate	—	—	—	0.12%
Weighted expected life (in years)	—	—	—	1.25
Weighted expected dividend yield	—	—	—	—

	Stock Option Plans		Stock Purchase Plan
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Weighted expected stock price volatility	111.0%	104.9%	107.8%	88.2%
Weighted risk-free interest rate	1.29%	2.14%	0.21%	0.26%
Weighted expected life (in years)	6.08	5.53	1.25	1.25
Weighted expected dividend yield	—	—	—	—

*	We did not grant any stock options during these periods.
**	We did not have any new ESPP participants in the quarter ended September 30, 2012.

4.	Basic and Diluted Net Loss per Share

Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period.

Weighted average outstanding options to purchase 330,985 and 395,396 shares of our common stock before application of the treasury method for the three months ended September 30, 2012 and 2011; and 340,665 and 380,376 shares of our common stock before application of the treasury method for the nine months ended September 30, 2012 and 2011 were excluded from the diluted net loss per common share calculations because inclusion of such options would be anti-dilutive.

5.	Fair Value Measurements on a Recurring Basis

We measure certain financial assets at fair value on a recurring basis, including cash equivalents and available-for-sale securities. The fair value of these financial assets was determined based on a three-tier fair value hierarchy as described in Note 1, which prioritizes the inputs used in measuring fair value.

The following table presents information about our financial assets that are measured at fair value on a recurring basis as of September 30, 2012 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

		Fair Value Measurement at September 30, 2012 Using
	September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Available-for-sale securities:
Money market funds	$946	$946	$—	$—
US government agencies	3,708	—	3,708	—

	$4,654	$946	$3,708	$—

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

There were no transfers between Level 1 and Level 2 measurements in the three and nine months ended September 30, 2012 and in the year ended December 31, 2011.

6.	Cash, Cash Equivalents, Investments and Restricted Investments

The following is a summary of estimated fair value of cash and cash equivalents, investments and restricted investments:

	September 30,	December 31,
	2012	2011
	(In thousands)
Certificate of deposits	$250	$250
US government agencies enterprises	3,708	4,454
Cash and money market funds	2,684	6,996

Total	$6,642	$11,700

Reported as:
Cash and cash equivalents	$5,642	$9,046
Short-term investments	750	2,404
Restricted investments	250	250

Total	$6,642	$11,700

There were no realized gains or losses on sales of available-for-sale securities for the three and nine months ended September 30, 2012 and 2011.

The following is a summary of the cost and estimated fair value of marketable debt securities, held as available-for-sale at September 30, 2012 and December 31, 2011, classified by stated maturity date of the security:

	September 30, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Mature in less than one year	$3,708	$3,708	$4,454	$4,454

7.	Facility Exit Costs

In November 2010, we ceased the use of our facility at 3165 Porter Drive in Palo Alto, California and subleased the facility to a tenant for the remaining contractual term of our master lease, which is through May 2014. Future lease-related payments and rental income are scheduled to be made and received monthly until the lease and sublease expire in May 2014.

The following table summarizes the activities related to accrued facility exit costs for the nine months ended September 30, 2012 (in thousands):

Balance as of December 31, 2011	$2,926
Amounts paid during the period	(2,953)
Amounts received during the period	1,827
Non-cash accretion	19

Balance as of September 30, 2012	$1,819

Reported as current portion	$1,135
Reported as noncurrent portion	$684

8.	Commitments

Operating Leases

In November 2010, we entered into a 28-month lease agreement for 8,620 square feet of office space at 700 Hansen Way in Palo Alto, California and relocated our corporate offices to this facility.

We also lease approximately 92,000 square feet located at 3165 Porter Drive in Palo Alto, California, which we have subleased to a tenant effective November 2010 through May 2014 when our master lease expires. Pursuant to the terms of the master lease, we are required to maintain a security deposit in the form of a letter of credit equal to approximately $250,000. This letter of credit must be secured by either a deposit account or a securities account. At September 30, 2012, the security deposit is in the form of securities that are classified in the balance sheet as restricted investments. This collateral account is managed in accordance with our investment policy, and is restricted as to withdrawal.

Future minimum rental payments under our non-cancelable operating leases as of September 30, 2012 are as follows:

Operating Leases
(In thousands)
Years ending December 31,
2012	1,096
2013	3,685
2014	1,537

Total future minimum rental payments	$6,318
Less aggregate future minimum rentals to be received from subleases	(4,218)

Total	$2,100

9.	Stockholders’ Equity

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

Stock Offerings

In August 2011, we filed a shelf registration statement on Form S-3 to offer and sell, from time to time, equity securities in one or more offerings up to a total dollar amount of $25.0 million. On August 30, 2011, we entered into an At Market Issuance Sales Agreement with MLV pursuant to which we may issue and sell shares of our common stock having an aggregate offering price up to $7.0 million, from time to time, through MLV as our sales agent. In conjunction with the Sales Agreement, MLV would receive compensation based on an aggregate of 4% of the gross proceeds on the sale price per share of our common stock. Any sales made pursuant to the Sales Agreement are deemed an “at-the-market” offering and would be made pursuant to the shelf registration statement on Form S-3. For the three months ended September 30, 2012, we sold 462,533 shares of our Common Stock through MLV under the Sales Agreement and received approximately $790,000 in net proceeds after deducting commissions and other related expenses. For the nine months ended September 30, 2012, we sold 836,606 shares of our Common Stock through MLV and received approximately $2.0 million in net proceeds after deducting commissions and other related expenses. Since entering into the Sales Agreement, we have sold 852,743 shares of our Common Stock and received approximately $2.1 million in net proceeds.

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

We have incurred net losses since inception and expect to incur losses for the remainder of the year as we continue our research and development activities. During the nine months ended September 30, 2012, loss from operations was $6.2 million and net loss was $6.2 million. Net cash used in operations for the nine months ended September 30, 2012 was $7.0 million and net cash, cash equivalents, investments and restricted investments at September 30, 2012 were $6.6 million. As of September 30, 2012, we had an accumulated deficit of $546.5 million.

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

Going Concern

Our financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should we be unable to continue as a going concern. We believe our existing cash resources will be sufficient to fund our projected operating requirements into the first quarter of 2013, including prosecuting our current trials, conducting research and discovery efforts towards additional product candidates and providing sufficient funds for working capital and general corporate purposes. Our independent registered public accounting firm has issued a report on our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011 that includes an explanatory paragraph referring to our recurring losses from operations and expressing substantial doubt as to our ability to continue as a going concern without additional capital becoming available. In order to continue as a going concern, we will require substantial additional financing to fund our operations and continue our clinical product development programs, and our ability to continue as a viable entity will be dependent on our ability to obtain funding in a timely manner. We have been and are currently seeking collaborative arrangements with corporate partners to fund the development and commercialization of TELINTRA, our lead product candidate and TELCYTA, our other product candidate. We have evaluated options to raise additional funds through equity or debt financings and sales transactions as well as other sources such as research grants from non-profit organizations. Although we raised approximately $2.0 million through equity financing pursuant to our At Market Issuance Sales Agreement in the first nine months of 2012, we will need significant additional funding prior to the end of the first quarter of 2013 and cannot provide any assurances that we will be successful in obtaining additional funding. In the event we are unable to obtain sufficient additional funding, we will be required to focus on other strategic alternatives including the further restructuring of our operations to conserve resources, the sale of company assets, in whole or in part, cease operations, or some other arrangement through which the value of our assets to stockholders could be optimized.

Clinical Product Development

TELINTRA, our lead drug product candidate in clinical development, is a small molecule glutathione analog inhibitor of the enzyme glutathione S-transferase P1-1, or GST P1-1. We are developing TELINTRA for the treatment of blood disorders associated with low blood cell levels, such as neutropenia or anemia. We completed an 86 patient Phase 2 clinical trial of TELINTRA tablets, for the treatment of patients with Myelodysplastic Syndrome, or MDS, in 2010. In addition, we completed a Phase 1 dose-ranging study of TELINTRA tablets in combination with Revlimid in patients with MDS in the fourth quarter of 2011. We are currently conducting a Phase 2 randomized study in Severe Chronic Neutropenia, or SCN, to determine the effect of TELINTRA tablets on absolute neutrophil count in patients with this disease. Due to our focus on MDS, we plan to terminate this study once the last remaining patients complete treatment around the fourth quarter of 2012. In June 2011, we initiated a Phase 2 clinical trial to evaluate TELINTRA tablets in patients with Revlimid refractory or resistant, deletion 5q myelodysplastic syndrome, or del 5q MDS. This multicenter trial is intended to enroll up to 117 evaluable patients. The first planned interim analysis will occur after one-third of the patients have completed therapy and depending on the results of the interim analysis, additional enrollment may continue with two additional analyses planned. The timing of the interim analyses is dependent on the availability of patients in the del 5q MDS population. In October 2011, we initiated a Phase 2b clinical trial to evaluate TELINTRA tablets in patients with transfusion dependent, non-deletion 5q MDS, who have not been treated with hypomethylating agents, or HMA. This multicenter trial is intended to enroll up to 145 evaluable patients with 2 planned interim analyses, the first of which will be performed when data from 49 evaluable patients are available and the second at 97 evaluable patients. The timing of enrollment in this study is dependent on the availability of non-deletion 5q MDS patients.

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

Nasdaq Stock Listing Compliance

On September 19, 2008, we received notification from Nasdaq informing us that the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Market under Nasdaq Marketplace Rule 5550(a)(2). Effective January 7, 2010, we transferred the listing of our common stock from the Nasdaq Global Market to the Nasdaq Capital Market. On April 22, 2010, we received notification from Nasdaq that we had regained compliance with the minimum bid price requirement. Since May 20, 2010, the bid price for our common stock had again fluctuated below the levels required by Nasdaq rules for continued listing. On July 21, 2010, we received notice from Nasdaq that the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market. On February 10, 2011, we received a notification from Nasdaq that we regained compliance with the minimum bid price requirement. On April 21, 2011, we received notice from Nasdaq that the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market and that we have 180 calendar days, or until October 18, 2011 to regain compliance. On October 20, 2011, we received notice from Nasdaq that we had been provided with an additional 180-day period, or until April 16, 2012, to regain compliance with the minimum $1.00 per share requirement. Following the 1-for-30 reverse stock split effected on March 30, 2012, we received notification from Nasdaq on April 17, 2012 that we had regained compliance with the minimum bid price requirement. We cannot provide assurances that we will be able to maintain compliance with Nasdaq listing requirements.

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

Results of Operations

Revenues

We did not record any revenues for the three and nine months ended September 30, 2012 or in 2011. Future non-product revenues, if any, will depend upon the extent to which we enter into new collaborative research agreements and the amounts of payments relating to such agreements.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2012 and 2011 were $867,000 and $1.3 million. Research and development expenses for the nine months ended September 30, 2012 and 2011 were $2.8 million and $4.5 million. Our research and development activities consist primarily of drug development, clinical supply manufacturing, clinical activities, discovery research, screening and identification of product candidates and preclinical studies. We group these activities into two major categories: “research and preclinical” and “clinical development.”

The approximate costs associated with research and preclinical and clinical development activities were as follows:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2012	2011	Change	2012	2011	Change
	(In thousands, except percentages)
Research and preclinical	$228	$351	(35)%	$781	$1,214	(36)%
Clinical development	639	954	(33)%	2,007	3,250	(38)%

Total research and development	$867	$1,305	(34)%	$2,788	$4,464	(38)%

The decrease of 34%, or $438,000, in research and development expenses for the three months ended September 30, 2012 compared to the same period in 2011, was primarily due to the following:

•	decreased costs of approximately $416,000 associated with headcount reduction, reduced consulting expenses and reduced facility costs;

•	decreased clinical trial expenses of approximately $73,000 related to the wind down of our Phase 1 dose-ranging trial of TELINTRA tablets in combination with Revlimid in MDS;

•

offset by increased clinical development expenses of approximately $53,000 for our ongoing Phase 2 clinical trial to evaluate TELINTRA tablets in patients with Revlimid refractory or resistant, deletion 5q myelodysplastic syndrome, or del 5q MDS and our Phase 2b clinical trial to evaluate TELINTRA tablets in patients with transfusion dependent, non-deletion 5q MDS.

The decrease of 38%, or $1.7 million, in research and development expenses for the nine months ended September 30, 2012 compared to the same period in 2011 was primarily due to the following:

•	decreased costs of approximately $1.4 million associated with headcount reduction, reduced consulting expenses and reduced facility costs;

•

decreased clinical trial expenses of approximately $84,000 related to the completion of our Phase 2 TELINTRA tablets for MDS studies, $349,000 related to the wind down of our Phase 1 dose-ranging trial of TELINTRA tablets in combination with Revlimid in MDS and Phase 2 TELCYTA trial in multiple myeloma clinical studies;

•	decreased clinical drug supply manufacturing costs of $78,000;

•

offset by increased clinical development expenses of approximately $178,000 for our ongoing Phase 2 clinical trial to evaluate TELINTRA tablets in patients with Revlimid refractory or resistant, deletion 5q myelodysplastic syndrome, or del 5q MDS and our Phase 2b clinical trial to evaluate TELINTRA tablets in patients with transfusion dependent, non-deletion 5q MDS.

We expect total research and development expenditures to be slightly higher in the next twelve months as we focus on the enrollment of our two Phase 2 clinical trials of TELINTRA in MDS.

The following table summarizes our principal drug product candidate development initiatives:

	Related R&D Expenses Nine Months ended September 30,
Product	2012	2011
	(In thousands)
TELCYTA	$588	$1,207
TELINTRA	2,200	3,222
TLK60404	—	35

Total research and development expenses	$2,788	$4,464

A large component of our total operating expenses is our on-going investment in our research and development activities and, in particular, the clinical development of our product candidate pipeline. The process of conducting the clinical research necessary to obtain FDA approval is costly and time consuming. Current FDA requirements for a new human drug to be marketed in the United States include:

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

General and Administrative Expenses

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2012	2011	Change	2012	2011	Change
	(In thousands, except percentages)
General and administrative	$1,011	$1,550	(35)%	$3,423	$5,090	(33)%

The decrease in general and administrative expenses of 35%, or $539,000, for the three months ended September 30, 2012 compared to the same period in 2011, was primarily due to a decrease of $250,000 in reduced headcount related expenses and a decrease of $289,000 in legal and professional services expenses.

The decrease in general and administrative expenses of 33%, or $1.7 million, for the nine months ended September 30, 2012 compared to the same period in 2011 was primarily due to a decrease of $737,000 in reduced headcount and corporate administrative expenses and a decrease of $930,000 in legal and professional services expenses.

We expect future general and administrative expenses to decrease as we undertake efforts to conserve cash.

Stock-Based Compensation Expense

Employee stock-based compensation expense related to our share-based payment awards was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Research and development	$61	$217	$224	$557
General and administrative	85	256	326	626

Stock-based compensation expense before taxes	146	473	550	1,183

Effect on net loss	$146	$473	$550	$1,183

The decreases in employee stock-based compensation expense for the three and nine months ended September 30, 2012 compared with the same periods in 2011 were primarily due to more option shares with higher fair values which vested in 2011.

Interest Income and Interest Expense

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2012	2011	Change	2012	2011	Change
	(In thousands, except percentages)
Interest and other income, net	$2	$7	(71)%	$6	$31	(81)%

The decreases in interest and other income, net of approximately $5,000 and $25,000 for the three and nine months ended September 30, 2012 compared to the same periods in 2011 were due primarily to a decrease in investment income resulting from lower investment cash balances as well as low yields in our investments which are mainly held in US government agency securities.

Liquidity and Capital Resources

	September 30, 2012	December 31, 2011
	(In millions, except ratios)
Cash, cash equivalents, investments and restricted investments	$6.6	$11.7
Working capital	$5.1	$9.4
Current ratio	3.4 : 1	4.6 : 1

	Nine Months Ended September 30,
	2012	2011
	(In millions)
Cash (used in) / provided by:
Operating activities	$(7.0)	$(10.3)
Investing activities	$1.7	$4.1
Financing activities	$2.0	$0.2

Sources and Uses of Cash. Due to significant research and development expenditures and the lack of any approved products to generate revenue, we have not been profitable and have generated operating losses since we incorporated in 1988. As such, we have funded our research and development operations through the sale of equity securities, non-equity payments from corporate partners, interest earned on investments, government grants and equipment lease and loan financings. At September 30, 2012, we had available cash, cash equivalents, investments and restricted investments of $6.6 million. Our cash and investment balances are held in a variety of interest-bearing instruments including obligations of U.S. government agencies and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk.

Cash Flows from Operating Activities. Cash used in operations for the nine months ended September 30, 2012 was $7.0 million compared with $10.3 million for the same period in 2011. Net loss of $6.2 million in the nine months ended September 30, 2012 included non-cash charges of $550,000 for stock-based compensation. Cash used in operations was further impacted by a $125,000 reduction in accrued liabilities primarily due to payments related to our annual audit and patent related legal expenses and a $1.1 million reduction in accrued facility exit costs due to payments made on our Porter Drive facility which were partially offset by sublease payments received. Operating cash outflows for the same period in 2011 resulted primarily from a net loss of $9.5 million which included non-cash charges of $1.2 million for stock-based compensation and $10,000 for depreciation. Cash used in operations in 2011 was further impacted by a $779,000 reduction in accounts payable primarily due to payments related to our office relocation at the end of 2010 and a $1.1 million reduction in accrued facility exit costs due to payments made on our Porter Drive facility which were partially offset by sublease payments received.

Cash Flows from Investing Activities. Cash provided by investing activities for the nine months ended September 30, 2012 was $1.7 million compared with cash provided of $4.1 million for the same period in 2011. Cash provided in the nine months ended September 30, 2012 was primarily from $6.2 million in investment maturities and was partially offset by the purchase of available-for-sale investments of $4.5 million. Cash provided by investing activities for the same period in 2011 was primarily from $15.6 million in investment maturities and $199,000 in investment sales partially offset by the purchase of available-for-sale investments of $11.8 million. We had no capital expenditures for the nine months ended September 30, 2012 or 2011.

Cash Flows from Financing Activities. Cash provided by financing activities for the nine months ended September 30, 2012 was approximately $2.0 million compared with $244,000 for the same period in 2011. Cash provided by financing activities for the nine months ended September 30, 2012 was primarily from sales of our common stock under the At Market Issuance Sales Agreement of about $2.0 million in net proceeds. Cash provided by financing activities for the nine months ended September 30, 2011 was primarily due to proceeds from stock purchases under our employee stock purchase plan and stock option exercises.

Working Capital. Working capital decreased to $5.1 million at September 30, 2012 from $9.4 million at December 31, 2011. The decrease in working capital was primarily due to our use of cash for our clinical studies and operating expenses.

We believe our cash, cash equivalents and marketable securities as of September 30, 2012 will be sufficient to fund our projected operating requirements at least through the end of the current fiscal year, including prosecuting our current trials, conducting research and discovery efforts towards additional product candidates and providing sufficient funds for working capital and general corporate purposes. In order to continue as a going concern, we will need sufficient additional capital to complete all the clinical trials we are currently conducting. We may raise funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently. Our future capital uses and requirements depend on numerous factors, including the following:

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

We need to raise additional capital or incur indebtedness before the end of the first quarter of 2013 to continue to fund our future operations. We may seek to raise capital through a variety of sources, including collaborative arrangements, licensing arrangements, public equity markets, private equity financings, and/or public or private debt as well as other sources such as research grants from non-profit organizations. In August 2011, we filed a shelf registration statement on Form S-3 to offer and sell, from time to time, equity securities in one or more offerings up to a total dollar amount of $25.0 million. On August 30, 2011, we entered into the Sales Agreement with MLV whereby we may issue and sell shares of our common stock having an aggregate offering price up to $7.0 million, from time to time, through MLV as our sales agent. In conjunction with the Sales Agreement, MLV would receive compensation based on an aggregate of 4% of the gross proceeds on the sale price per share of our common stock. Any sales made pursuant to the Sales Agreement are deemed an “at-the-market” offering and would be made pursuant to the shelf registration statement on Form S-3. For the three months ended September 30, 2012, we sold 462,533 shares of our Common Stock through MLV under the Sales Agreement and received approximately $790,000 in net proceeds after deducting commissions and other related expenses. For the nine months ended September 30, 2012, we sold 836,606 shares of our Common Stock through MLV and received approximately $2.0 million in net proceeds after deducting commissions and other related expenses. Since entering into the Sales Agreement in August 2011, we have sold 852,743 shares of our Common Stock and received approximately $2.1 million in net proceeds.

Our ability to raise additional funds will depend on clinical and regulatory events and factors related to financial, economic and market conditions, many of which are beyond our control. In addition, our ability to raise additional capital may be dependent upon our continued listing on the Nasdaq Capital Market, and we cannot provide assurances that we will be able to maintain compliance with Nasdaq listing requirements. We cannot be certain that sufficient funds will be available to us when required or on satisfactory terms. If adequate funds are not available, we may be required to significantly reduce or refocus our operations or to obtain funds through arrangements that may require us to relinquish rights to certain of our products, technologies or potential markets, any of which could delay or require that we curtail our development programs or otherwise have a material adverse effect on our business, financial condition and results of operations. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in significant ownership dilution to our existing stockholders.

If we are unable to secure additional financing on a timely basis or on terms favorable to us, we may be required to cease or reduce certain research and development projects, to sell some or all of our technology or assets or to merge all or a portion of our business with another entity. Having insufficient funds may require us to delay, scale back, or eliminate some or all of our activities, and our ability to continue as a going concern beyond the first quarter of 2013 is uncertain.

Our future contractual obligations at September 30, 2012 are as follows (in thousands):

	Total	2012	2013- 2014	After 2014
Operating leases	$2,100	$476	$1,624	—

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

The table below presents the principal amounts and weighted-average interest rates by year of stated maturity for our investment portfolio:

	2012	2013 and Beyond	Total	Fair Value at September 30, 2012
	(In thousands, except percentages)
Available-for-sale securities	$3,708	—	$3,708	$3,708
Average interest rate	0.16%	0.00%	0.16%

Item 4.	Controls and Procedures.

Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and Vice President, Finance and Controller, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. Based on such evaluation, our Chief Executive Officer and Vice President, Finance and Controller concluded that, subject to limitations described below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), were effective as of September 30, 2012.

Changes in internal control over financial reporting. There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

If we are unable to raise adequate funds in the near future, we will not be able to continue to fund our operations, research programs, preclinical testing and clinical trials to develop and manufacture our drug product candidates, and our auditors have indicated that our recurring losses and net capital deficiency raise substantial doubt about our ability to continue as a going concern.*

The process of carrying out the development of our own unpartnered product candidates to later stages of development and developing other research programs to the stage that they may be partnered to a pharmaceutical or biotechnology company will require significant additional expenditures, including the expenses associated with preclinical testing, clinical trials and obtaining regulatory approval. Our independent registered public accounting firm has issued a report on our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011 that includes an explanatory paragraph referring to our recurring losses from operations and expressing substantial doubt as to our ability to continue as a going concern without additional capital becoming available. We believe that our existing cash and investment securities will be sufficient to support our current operating plan into the first quarter of 2013. Unanticipated changes in our research and development plans or other changes affecting our operating expenses may affect actual consumption of existing cash resources. In any event, we will require substantial additional financing in the near term in order to complete the clinical trials we are currently conducting and to fund our continued operations. We do not know whether additional financing will be available when needed or that, if available, we will be able to obtain financing on terms favorable to our stockholders. In addition, the tight credit markets and concerns regarding the availability of credit, particularly in the United States, may also negatively impact our ability to raise additional capital to fund our business. If we fail to maintain the minimum $1.00 per share listing requirement on the Nasdaq Capital Market, our ability to raise additional capital in the public equity market will also be significantly limited. As of September 30, 2012, our accumulated deficit was $546.5 million, and we expect to incur capital outlays and operating expenditures for the next several years as we continue our clinical, research and development activities. The extent of any actual increase in operating or capital spending will depend in part on the clinical success of our product candidates. If we fail to raise adequate funds on terms acceptable to us, if at all, we will not be able to continue to fund our operations, research programs, preclinical testing, clinical trials and manufacturing efforts. Having insufficient funds will require us to delay, scale back, or eliminate some or all of our activities, and our continued existence beyond the first quarter of 2013 is uncertain.

Raising additional capital by issuing securities or through collaboration and licensing arrangements may cause dilution to existing stockholders or require us to relinquish rights to our technologies or product candidates.*

In order to fund our future operations we may seek to raise additional funds through equity or debt financings, collaborative arrangements with corporate partners or other sources. In August 2011, we filed a shelf registration statement on Form S-3 to offer and sell, from time to time, equity securities in one or more offerings up to a total dollar amount of $25.0 million. On August 30, 2011 we entered into an At Market Issuance Sales Agreement, or the Sales Agreement, with McNicoll, Lewis & Vlak LLC, or MLV, pursuant to which we may issue and sell shares of our common stock having an aggregate offering price up to $7.0 million, from time to time, through MLV as our sales agent. For the nine months ended September 30, 2012, we sold 836,606 shares of our Common Stock through MLV and received approximately $2.0 million in net proceeds after deducting commissions and other related expenses. Since entering into the Sales Agreement, we have sold 852,743 shares of our Common Stock and received approximately $2.1 million in net proceeds.

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

We have a history of net losses, which we expect to continue for the next several years should we have the ability to operate as a going concern. We will never be profitable unless we develop, and obtain regulatory approval and market acceptance of, our product candidates.*

To date, we have not obtained regulatory approval for the commercial sale of any products, and we have not received any revenue from the commercial sale of products. Due to the significant research and development expenditures required to develop our TRAP technology and identify new product candidates, and the lack of any products to generate revenue, we have not been profitable and have incurred operating losses since we were incorporated in 1988. As of September 30, 2012, we had an accumulated deficit of $546.5 million. Should we have the ability to operate as a going concern, we expect to incur losses for the next several years as we continue our research and development activities and incur significant clinical testing and drug supply manufacturing costs. We do not anticipate that we will generate product revenue for at least several years. Our losses, among other things, have caused and will cause our stockholders’ equity and working capital to decrease. We expect that this trend will continue until we develop, and obtain regulatory approval and market acceptance of, our product candidates, if at all. We may never generate product revenue sufficient to become profitable.

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

There is no assurance we will maintain compliance with Nasdaq listing requirements. Delisting from the Nasdaq Capital Market could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

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

Our stock price may be volatile, you may not be able to resell your shares at or above your purchase price.*

Our stock prices and the market prices for securities of biotechnology companies in general have been highly volatile, with recent significant price and volume fluctuations, and may continue to be highly volatile in the future. For example, our stock price dropped by 71% on the day following the announcement in December 2006 that the preliminary top-line results of our first three Phase 3 trials did not meet primary end-points. During the nine months ended September 30, 2012, our common stock traded between $1.44 and $7.50, and on September 28, 2012, last trading day of the quarter, our common stock closed at $1.60 (all stock prices are adjusted for the 1-for-30 reverse stock split effected on March 31, 2012). You may not be able to sell your shares quickly or at the market price if we are delisted from the Nasdaq Capital Market or if we are unable to transfer our listing to another stock market, or if trading in our stock is not active or the volume is low. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock, some of which are beyond our control:

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

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 6.	Exhibits.

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation. (2)

3.3	Amended and Restated Bylaws. (3)

4.1	Specimen Stock Certificate. (4)

4.2	Telik’s Certificate of Designation of Series A Junior Participating Preferred Stock. (5)

4.3	Telik’s Certificate of Elimination with respect to Series A Junior Participating Preferred Stock. (6)

4.4	Form of Common Stock Warrant and Warrant Certificate. (7)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.
(1)	Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 2001, as filed on March 27, 2002 (File No. 000-31265).
(2)	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated March 28, 2012, as filed on March 30, 2012 (File No. 000-31265).
(3)	Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K dated December 11, 2007, as filed on December 14, 2007 (File No. 000-31265).
(4)	Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1A filed on July 3, 2000 (File No. 333-33868).
(5)	Incorporated by reference to Exhibit 4.7 to our Current Report on Form 8-K dated November 2, 2001, as filed on November 5, 2001 (File No. 000-31265).
(6)	Incorporated by reference to Exhibit 3.4 to our Annual Report on Form 10-K for the year ended December 31, 2011, as filed on February 27, 2012 (File No. 000-31265).
(7)	Incorporated by reference to Exhibit 4.8 to our Registration Statement on Form S-3, as filed on August 8, 2011 (File No. 333-176121).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELIK, INC.

/s/ WENDY K. WEE
Wendy K. Wee
Vice President, Finance and Controller
(Principal Financial and Accounting Officer)

Date: November 9, 2012

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation. (2)

3.3	Amended and Restated Bylaws. (3)

4.1	Specimen Stock Certificate. (4)

4.2	Telik’s Certificate of Designation of Series A Junior Participating Preferred Stock. (5)

4.3	Telik’s Certificate of Elimination with respect to Series A Junior Participating Preferred Stock. (6)

4.4	Form of Common Stock Warrant and Warrant Certificate. (7)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.
(1)	Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 2001, as filed on March 27, 2002 (File No. 000-31265).
(2)	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated March 28, 2012, as filed on March 30, 2012 (File No. 000-31265).
(3)	Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K dated December 11, 2007, as filed on December 14, 2007 (File No. 000-31265).
(4)	Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1A filed on July 3, 2000 (File No. 333-33868).
(5)	Incorporated by reference to Exhibit 4.7 to our Current Report on Form 8-K dated November 2, 2001, as filed on November 5, 2001 (File No. 000-31265).
(6)	Incorporated by reference to Exhibit 3.4 to our Annual Report on Form 10-K for the year ended December 31, 2011, as filed on February 27, 2012 (File No. 000-31265).
(7)	Incorporated by reference to Exhibit 4.8 to our Registration Statement on Form S-3, as filed on August 8, 2011 (File No. 333-176121).