Form 10-K
period 2012-12-31
TELIK INC
filed 2013-03-15
CIK 1109196

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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

Large accelerated filer  ☐                Accelerated filer  ☐                Non-accelerated filer  ☐                Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).     YES  ☐    NO  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $3,724,083 as of June 30, 2012, based upon the closing sale price on the Nasdaq Capital Market reported on June 29, 2012. The calculation excludes approximately 408,561 shares held by directors, officers and stockholders whose ownership exceeded five percent of the Registrant’s outstanding Common Stock as of June 30, 2012. Exclusion of these shares should not be construed to indicate that such person controls, is controlled by or is under common control with the Registrant. The determination of affiliate status for the purposes of this calculation is not necessarily a conclusive determination for other purposes.

There were 4,560,030 shares of Registrant’s Common Stock issued and outstanding as of February 28, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the definitive proxy statement to be filed on or about April 8, 2013 with the Securities and Exchange Commission pursuant to Regulation 14A for the Registrant’s Annual Meeting of Stockholders. Except with respect to the information specifically incorporated by reference in this Form 10-K, the proxy statement is not deemed to be filed as part hereof.

TELIK, INC.

2012 ANNUAL REPORT ON FORM 10-K

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

Overview

Our Business and Strategy

Telik, Inc. was incorporated in Delaware in 1988 and is a clinical-stage drug development company focused on discovering and developing small molecule drugs to treat cancer. We discover our product candidates using our proprietary drug discovery technology, Target-Related Affinity Profiling, or TRAP, which we believe enables the rapid and efficient discovery of small molecule product candidates. Our business strategy is to:

•	Establish FDA concurrence on the trial design of a Phase 3 registration study for TELINTRA.

•	Establish partnerships with a pharmaceutical or biotechnology company to assist in further development and commercialization of Telintra and other pipeline candidates.

•	Utilize our proprietary TRAP drug discovery platform to provide a pipeline of future product development candidates to address unmet needs in cancer treatment.

Clinical Product Development

TELINTRA, our lead drug product candidate in clinical development, is a small molecule glutathione analog inhibitor of the enzyme glutathione S-transferase P1-1, or GST P1-1. We are developing TELINTRA for the treatment of blood disorders that are characterized by defects in blood formation with associated low blood cell levels, such as anemia, neutropenia or thrombocytopenia. We completed an 86 patient Phase 2 clinical trial of TELINTRA tablets for the treatment of patients with myelodysplastic syndrome, or MDS, a hematologic cancer characterized by ineffective red blood cell production requiring large numbers of transfusions to support the patient. We presented the results at the annual meeting of the American Society of Hematology, or ASH, in December 2010.

In the second quarter of 2009, we initiated a Phase 2 trial of TELINTRA in patients with severe chronic neutropenia, or SCN, a rare blood disorder characterized by low levels of circulating white blood cells resulting in patients having multiple life threatening infections. Due to the scarcity of SCN patients and our focus on MDS, we plan to terminate this study once the last remaining patients complete treatment around the second quarter of 2013.

In 2011, we initiated two Phase 2 clinical trials to evaluate TELINTRA in patients with Revlimid refractory or resistant, deletion 5q MDS, and in patients with transfusion dependent, non-deletion 5q MDS, who have not been treated with prior hypomethylating agents. In addition, we completed a Phase 1 dose-ranging study of TELINTRA tablets in combination with Revlimid in patients with MDS and presented the results at the annual meeting of ASH in December 2011.

In 2012, we applied for orphan drug eligibility for TELINTRA for the treatment of MDS and were granted that designation by the US Food and Drug Administration, or FDA, in January 2013. We also completed an End of Phase 2 meeting with the FDA in January 2013 and a preliminary agreement was reached regarding the design of a Phase 3 placebo-controlled randomized registration trial of TELINTRA for the treatment of Low to Intermediate-1 risk MDS using red-blood-cell transfusion independence as the endpoint. In accordance with the FDA’s guidance, we plan to complete the design of the Phase 3 registration trial by the end of the first quarter in 2013. In order to focus our resources on the Telintra MDS registration program, we have decided to stop further enrollment in our ongoing Phase 2 exploratory trials mentioned above.

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

TELCYTA has shown clinical antitumor activity alone and in combination with standard chemotherapeutic agents in multiple Phase 2 and Phase 3 clinical trials in refractory or resistant ovarian, non-small cell lung, breast and colorectal cancer. In May 2010, we initiated an investigator led study at a single site of TELCYTA in patients with refractory or relapsed mantle cell lymphoma, diffuse large B cell lymphoma, and multiple myeloma. Enrollment for this study is in two stages and is expected to range between 18 to 48 patients based on the number of responses observed. Based on responses observed in stage 1, we had planned to expand the study to stage 2 and add a second investigator site in the first quarter of 2012. However, in order to focus our resources on TELINTRA development, we have terminated this study.

Preclinical Drug Product Development

We currently have a small molecule compound, TLK60404, in preclinical development which inhibits both Aurora kinase and VEGFR kinase. Aurora kinase is a signaling enzyme whose function is required for cancer cell division, while vascular endothelial growth factor, or VEGF, plays a key role in tumor blood vessel formation, ensuring an adequate supply of nutrients to support tumor growth. The lead compounds of our first dual inhibitor program met a development milestone in August 2008 by demonstrating anticancer activity in preclinical models of human colon cancer and human leukemia. We have conducted some preclinical safety studies. Since we are currently focused on TELINTRA development, no additional expenditure on this compound is expected for the foreseeable future.

We have also discovered TLK60357, a novel, potent small molecule inhibitor of cell division. TLK60357 inhibits the formation of microtubules that are necessary for cancer cell growth leading to persistent cancer cell block and subsequent cell death at the G2/M phase of the cell cycle. This compound demonstrates potent broad-spectrum anticancer activity against a number of human cancer cells. This compound also displays oral efficacy in multiple, standard preclinical models of cancer. Since we are currently focused on TELINTRA development, no additional expenditure on this compound is expected for the foreseeable future.

In addition, we have identified TLK60596, a small-molecule dual inhibitor of VEGFR1 and VEGFR2 kinase. VEGFR1/2 kinases are known to mediate the formation of new blood vessels in human cancers allowing them to grow. In standard animal models of human colon cancer, oral administration of TLK60596 significantly reduced tumor growth. Since we are currently focused on TELINTRA development, no additional expenditure on this compound is expected for the foreseeable future.

Clinical Product Development Programs

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

We completed a Phase 1 dose-ranging study of TELINTRA tablets in combination with Revlimid in patients with MDS to assess the potential for development of combination chemotherapy with TELINTRA and Revlimid for the treatment of MDS in the fourth quarter of 2011 and results were presented at the 53rd annual meeting of ASH in December 2011. The rationale for this study was based upon the novel mechanism of action of TELINTRA, non-overlapping toxicity with Revlimid and the need for improved treatment options. The primary objective of the study was to establish the safety of the combination and the optimal dosing for TELINTRA in combination with the standard dose of Revlimid. The secondary objectives were to assess the efficacy as measured by rates of hematologic improvement in red blood cell, white blood cell and platelet levels, and decreases in blood transfusions. In this study, the combination of TELINTRA and Revlimid was generally well tolerated with no unexpected new toxicities and the observed toxicities were those expected from either agent alone. It also provided a unique profile of activity with platelet transfusion independence and trilineage and bilineage responses, which was also seen with single-agent TELINTRA. The findings of the study support the further development of the combination in MDS as well as other hematologic malignancies where Revlimid is a standard of care.

We also reported the results of gene expression analyses performed on clinical samples obtained from MDS patients on our Phase 2 study at the 53rd annual meeting of ASH. The goal of these analyses is to identify patients more likely to respond to TELINTRA therapy. Pre-therapy bone marrow mononuclear cells of MDS patients treated with TELINTRA who demonstrated hematologic improvement were analyzed for gene expression by whole genome array. The top 100 differentially expressed genes of responders and non-responders were identified and revealed a number of genes and unidentified transcripts that may play a role in the MDS patient response to TELINTRA treatment. Pathway analysis of the expression data confirmed that a c-Jun N-terminal kinase, or JNK, gene set was consistently under-expressed in the pre-therapy bone marrow mononuclear cells of responders and over-expressed in non-responders. Importantly, this result was consistent with the proposed TELINTRA mechanism of action: patients whose pre-therapy marrow showed under-expression of the JNK gene set were those who benefited from TELINTRA; while those patients who over-expressed these genes were unlikely to respond to TELINTRA. In addition, it may be possible to use gene expression signatures to enable selection of MDS patients that are most likely to benefit from TELINTRA.

In 2011, we initiated a Phase 2 clinical trial of TELINTRA in patients with Revlimid refractory or resistant del 5q MDS and a Phase 2b clinical trial of TELINTRA in patients with non-deletion 5q MDS, who have not been treated with HMA. As a result of our meeting with the FDA in January 2013 we have decided to stop further enrollment in these two trials in order to focus our resources on the Phase 3 registration program.

In addition to MDS, we are studying the use of TELINTRA for the treatment of SCN, a blood disorder typified by very low neutrophil or white blood cell levels. White blood cells are important in defending the body against infections, and therefore, a patient with severely low white blood cell levels is more susceptible to life-threatening infections. A publication on November 2, 2011, in the Journal of Hematology & Oncology entitled “Oral ezatiostat HCl (Telintra®, TLK199) and Idiopathic Chronic Neutropenia (ICN): A case report of complete response of a patient with G-CSF resistant severe chronic idiopathic neutropenia following treatment with Telintra” highlights an important observation that TELINTRA produced a striking and sustained hematologic response in white blood cell levels in an ICN patient who had an inadequate response to the standard of care, granulocyte colony stimulating factors, or G-CSF. This case report describes a patient with severe ICN who experienced frequent episodes of sepsis requiring hospitalizations and prolonged courses of antibiotics for the preceding four years. She was treated with G-CSF and had delayed, variable, and transient responses. After receiving TELINTRA therapy, her white blood cell levels stabilized, temperature normalized, and chronic infections resolved for over eight months. These results may suggest a potential role for TELINTRA in the treatment of patients who are not responsive to G-CSF injections. TELINTRA, a GST P1-1 inhibitor, may achieve this effect by activating JNK, promoting the growth and maturation of blood progenitor stem cells.

In December 2012, an abstract entitled “Oral Ezatiostat HCl (Telintra), a Glutathione Analog Prodrug GSTP1-1 Inhibitor, for Treatment of Patients with Myeloid Growth Factor-Resistant Idiopathic Chronic

Neutropenia (ICN),” was published in the proceedings of the ASH national meeting. This abstract reports the preliminary results of a clinical trial with TELINTRA in patients with ICN, a rare group of blood disorders characterized by low circulating neutrophils, recurrent fevers, mucosal inflammation and serious systemic infections. The risk and severity of these complications is related to abnormally low levels of white blood cells. Most patients initially respond to treatment with G-CSF; however, some patients fail to respond or become resistant to G-CSF treatments. Further, G-CSF therapy is often associated with bone and muscle pain, low platelet counts and enlargement of the spleen. Patients may need to be on G-CSF for the rest of their lives and these side effects can interfere with therapy.

Four patients with longstanding, severe ICN and inadequate absolute neutrophil count, or ANC, response to G-CSF were enrolled in this phase 2 trial. These patients all had a history of frequent hospitalization for sepsis, prolonged courses of antibiotics and poor response to myeloid growth factors, including G-CSF. TELINTRA treatment of these ICN patients with grade 4 neutropenia who were not responsive to G-CSF resulted in a durable increase in their white-blood-cell levels, leading to clinically significant reductions in serious infections. Extended treatment with TELINTRA has been well tolerated in these patients and may be appropriate for longer-term therapy. TELINTRA is the first targeted GSTP1-1 inhibitor that has been shown to have a positive effect on white blood cell levels in ICN and may provide molecular insight into the pathophysiology of ICN. These results suggest that further study is warranted of TELINTRA’s potential role as an oral therapy alternative or adjunct to G-CSF in the treatment of ICN in patients who are not responsive to G-CSF.

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

TELCYTA has been evaluated in multiple Phase 1, 2 and 3 clinical trials, including trials using TELCYTA as monotherapy and in combination regimens in ovarian, non-small cell lung, breast and colorectal cancer. Results from these clinical trials indicate that TELCYTA monotherapy was generally well-tolerated, with mostly mild to moderate side effects, particularly when compared to the side effects and toxicities of standard chemotherapeutic drugs. When TELCYTA was evaluated in combination with standard chemotherapeutic drugs, the tolerability of the combinations was similar to that expected of each drug alone. Clinical activity including objective tumor responses and/or disease stabilization was reported in the TELCYTA Phase 2 trials; however, TELCYTA did not meet its primary endpoints in the Phase 3 studies. In May 2010, we initiated an investigator led study at a single site of TELCYTA in patients with refractory or relapsed mantle cell lymphoma, diffuse large B cell lymphoma, and multiple myeloma. In the third quarter of 2012, we terminated this study in order to focus our resources on the development of TELINTRA in MDS.

Preclinical Drug Product Development

TLK60404—Aurora Kinase/VEGFR Inhibitors

We have a small molecule compound, TLK60404, in preclinical development which inhibits both Aurora kinase and VEGFR kinase. Aurora kinase is a signaling enzyme whose function is required for cancer cell division, while VEGF plays a key role in tumor blood vessel formation, ensuring an adequate supply of nutrients to support tumor growth. The lead compounds of our first dual inhibitor program met a development milestone in August 2008 by demonstrating anticancer activity in preclinical models of human colon cancer and human leukemia. These lead compounds prevented tumor growth in preclinical models of human colon cancer and human leukemia by inhibiting Aurora kinase and VEGFR kinase. Our data support the concept that dual inhibition of Aurora kinase and VEGFR kinase represents a promising approach for anticancer therapy. A development drug product candidate, TLK60404, has been selected. We have conducted some preclinical safety studies. Since we are currently focused on TELINTRA development, no additional expenditure on this compound is expected for the foreseeable future.

TLK60357—Antimitotic Agent

Using our TRAP technology, we have discovered TLK60357, a novel, potent small molecule inhibitor of cell division. TLK60357 inhibits the formation of microtubules that are necessary for cancer cell growth leading to persistent G2/M cancer cell cycle block and subsequent cell death. This compound demonstrates potent broad-spectrum anticancer activity against a number of human cancer cells. This compound also displays oral efficacy in multiple, standard preclinical models of cancer. Since we are currently focused on TELINTRA development, no additional expenditure on this compound is expected for the foreseeable future.

TLK60596 – VEGFR Inhibitor

TLK60596, a potent VGFR kinase inhibitor, blocks the formation of new blood vessels in tumors. Oral administration of TLK60596 to animal models of human colon cancer significantly reduced tumor growth. Since we are currently focused on TELINTRA development, no additional expenditure on this compound is expected for the foreseeable future.

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

The composition of matter patent on TELINTRA will expire in the US in 2014. Orphan drug designation for TELINTRA for the treatment of MDS was granted by the FDA in January 2013. Orphan designation grants potential US market exclusivity to a drug for the treatment of a specified condition for a period of seven years following FDA marketing approval. We are actively pursuing multiple new life cycle patent applications for TELINTRA, including applications related to combination therapies, polymorphs, formulations, manufacturing processes and the genomic profiles of responders. We also have been granted US and foreign patents for novel analogs of TELINTRA which expire in 2026 and for the tablet formulation of TELINTRA which expires in 2031. We also have US and foreign patents pending on crystalline forms and polymorph form of TELINTRA, amorphous ansolvate form of TELINTRA, manufacturing process for TELINTRA, dosing, schedule and treatment methods for MDS with TELINTRA (granted at European Patent Office), the treatment of multiple myeloma with TELINTRA and excipient compatibility with TELINTRA. If granted, these patents would expire in 2032. In addition to patent protection, we would generally be entitled to data exclusivities for our product candidates in many countries for several years after marketing approval (for example, 5 years in the United States and up to 10 years in the European Union) when and if marketing approvals are obtained.

We have US and foreign patents granted or pending on our pipeline drug development candidates TLK60404, TLK60357 and TLK 60596. These patents will expire in 2029, 2030 and 2031 respectively.

The primary patents that cover our TRAP technology will expire in 2014. However, computational TRAP that was developed and refined in the past decade remains protected by extensive internal technical knowhow and trade secrets. We also rely on trade secret information, technical know-how, innovation and agreements with third parties to continuously expand and protect our proprietary position. We do not disclose our trade secrets (including significant aspects of our TRAP technology) outside Telik except where disclosure is essential to our business, and we require those individuals, companies and institutions doing business with us, including TRAP collaborators, to execute agreements to protect our trade secrets. We require our employees and consultants to execute non-disclosure and assignment of invention agreements on commencement of their employment or engagement.

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

Research and Development

Our goal is to develop small molecule drugs for major disease areas and this goal has been supported by our substantial research and development investments. We spent approximately $3.5 million in 2012 and $5.6 million in 2011 on research and development. We conduct research internally and also through collaborations with third parties, including universities. In 2012, approximately 79% of our research and development was conducted internally and 21% was conducted through collaborations with third parties, including consultants.

Employees

As of February 15, 2013, our workforce consisted of one part-time and 17 full-time employees. Of these, five hold Ph.D. or M.D. degrees, or both, and one holds another advanced degree. Of our total workforce, 10 are engaged in research and development and 8 are engaged in business development, finance and administration. None of our employees are represented by a collective bargaining agreement, nor have we experienced any significant work stoppages. We believe that our relations with our employees are good.

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

If we are unable to raise adequate funds in the near future, we will not be able to continue to fund our operations, research programs, preclinical testing and clinical trials to develop and manufacture our drug product candidates, and our auditors have indicated that our recurring losses and net capital deficiency raise substantial doubt about our ability to continue as a going concern.

The process of carrying out the development of our own unpartnered product candidates to later stages of development and developing other research programs to the stage that they may be partnered to a pharmaceutical or biotechnology company will require significant additional expenditures, including the expenses associated with preclinical testing, clinical trials and obtaining regulatory approval. Our independent registered public accounting firm has issued a report on our financial statements that includes an explanatory paragraph referring to our recurring losses from operations and expressing substantial doubt as to our ability to continue as a going concern without additional capital becoming available. While we have raised $3.6 million in additional funding in the first two months of 2013, we believe our existing cash and investment securities will only be sufficient to complete the clinical trials we are currently conducting and support our current operating plan into the fourth quarter of 2013. However, in the event we are unable to obtain sufficient additional funding within next two to three quarters to enable us to commence a Phase 3 registration trial of TELINTRA, we will be required to focus on other strategic alternatives including the further restructuring of our operations to conserve resources, the sale of company assets, in whole or in part, ceasing operations, or some other arrangement through which the value of our assets to stockholders could be optimized. Unanticipated changes in our research and development plans or other changes affecting our operating expenses may affect actual consumption of existing cash resources. In any event, we will require substantial additional financing in the near term in order to initiate a Phase 3 registration trial of TELINTRA and to fund our continued operations. We do not know whether additional financing will be available when needed or that, if available, we will be able to obtain financing on terms favorable to our stockholders. In addition, the tight credit markets and concerns regarding the availability of credit, particularly in the United States, may also negatively impact our ability to raise additional capital to fund our business. If we fail to maintain the minimum $1.00 per share listing requirement on the Nasdaq Capital Market, our ability to raise additional capital in the public equity market will also be significantly limited. As of December 31, 2012, our accumulated deficit was $548.3 million, and we expect to incur capital outlays and operating expenditures for the next several years as we continue our clinical, research and development activities. The extent of any actual increase in operating or capital spending will depend in part on the clinical success of our product candidates. If we fail to raise adequate funds on terms acceptable to us, if at all, we will not be able to continue to fund our operations, research programs, preclinical testing, clinical trials and manufacturing efforts. Having insufficient funds will require us to delay, scale back, or eliminate some or all of our activities, and our continued existence beyond the fourth quarter of 2013 is uncertain. We will be required to focus on other strategic alternatives including the further restructuring of our operations to conserve resources, the sale of company assets, in whole or in part, ceasing operations, or some other arrangement through which the value of our assets to stockholders could be optimized.

Raising additional capital by issuing securities or through collaboration and licensing arrangements may cause dilution to existing stockholders or require us to relinquish rights to our technologies or product candidates.

In order to fund our current and future operations, including the initiation of a Phase 3 registration trial, we need to raise additional funds through equity or debt financings, collaborative arrangements with corporate partners or other sources. In August 2011, we filed a shelf registration statement on Form S-3 to offer and sell, from time to time, equity securities in one or more offerings up to a total dollar amount of $25.0 million. On August 30, 2011 we entered into an At Market Issuance Sales Agreement, or the Sales Agreement, with McNicoll, Lewis & Vlak LLC, or MLV, pursuant to which we may issue and sell shares of our common stock having an aggregate offering price up to $7.0 million, from time to time, through the Sales Agreement. For the year ended December 31, 2012, we sold 872,854 shares of our Common Stock through the Sales Agreement and received approximately $2.0 million in net proceeds after deducting commissions and other related expenses. As of December 31, 2012, we had sold 888,991 shares of our Common Stock (all shares adjusted for the 1-for-30 reverse stock split effected on March 30, 2012) and received approximately $2.2 million in net proceeds since entering into the Sales Agreement.

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

To date, we have not obtained regulatory approval for the commercial sale of any products, and we have not received any revenue from the commercial sale of products. Due to the significant research and development expenditures required to develop our TRAP technology and identify new product candidates, and the lack of any products to generate revenue, we have not been profitable and have incurred operating losses since we were incorporated in 1988. As of December 31, 2012, we had an accumulated deficit of $548.3 million. Should we have the ability to operate as a going concern, we expect to incur losses for the next several years as we continue our research and development activities and incur significant clinical testing and drug supply manufacturing costs. We do not anticipate that we will generate product revenue for at least several years. Our losses, among other things, have caused and will cause our stockholders’ equity and working capital to decrease. We expect that this trend will continue until we develop, and obtain regulatory approval and market acceptance of, our product candidates, if at all. We may never generate product revenue sufficient to become profitable.

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

We have completed multiple Phase 1 and 2 clinical trials of TELINTRA in MDS, a form of pre-leukemia, to evaluate safety, pharmacokinetics, pharmacodynamics and efficacy. We currently have a randomized Phase 2 clinical trial of TELINTRA in patients with SCN and two Phase 2 clinical trials to evaluate TELINTRA in patients with Revlimid refractory or resistant, deletion 5q MDS, and in patients with transfusion dependent, non-deletion 5q MDS, who have not been treated with prior hypomethylating agents. In January 2013, we reached preliminary agreement with the FDA regarding the design of a Phase 3 registration trial of TELINTRA in MDS and, to focus resources on the registration trial, stopped further enrollment in our active Phase 2 trials.

TELCYTA has been evaluated in multiple Phase 1, 2 and 3 clinical trials. Our Phase 3 trials did not achieve their primary endpoints and consequently the FDA required that we conduct additional studies of TELCYTA to complete clinical development. In May 2010, we initiated an investigator led study at a single site of TELCYTA in patients with refractory or relapsed mantle cell lymphoma, diffuse large B cell lymphoma, and multiple myeloma. However, in an effort to focus our resources on TELINTRA development, we have terminated this study.

Our success depends in large part on our ability to obtain funding for and continue the clinical development of TELINTRA. We do not presently have sufficient funding to continue the clinical development of TELINTRA beyond the fourth quarter of 2013, nor do we have sufficient funding to initiate a Phase 3 registration trial. If we do not obtain the sufficient capital that is required to conduct additional studies, if the FDA does not approve the studies or if the data on future clinical trials are not positive, we may not be able to continue clinical development on TELINTRA and our business will suffer.

We rely on third-party clinical investigators to conduct our clinical trials and, as a result, we may face additional delays outside our control. We have in the past engaged contract research organizations, or CROs, to facilitate the administration of our Phase 3 clinical trials. Dependence on a CRO subjects us to a number of risks. We may not be able to control the amount and timing of resources the CRO may devote to our clinical trials. Should the CRO fail to administer our Phase 3 clinical trials properly and on a timely basis, regulatory approval, development and commercialization of our product candidates will be delayed.

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

Delays in clinical testing can also materially impact our product candidates’ development costs. If we experience delays in clinical testing or approvals, our product candidates’ development costs will increase. For example, we may need to make additional payments to third-party investigators and organizations to retain their services or we may need to pay additional recruitment incentives. If the delays are significant, our financial results and the commercial prospects for our product candidates will be harmed, and our ability to remain viable will be significantly impaired or delayed.

If we do not find collaborators for our product candidates, we may have to reduce or delay our rate of product development and/or increase our expenditures.

Our strategy to develop, manufacture and commercialize our products includes entering into relationships with pharmaceutical companies to advance certain programs and reduce our expenditures with respect to such programs. Our product candidates will target highly competitive therapeutic markets in which we have limited experience and expertise. If we are unable to develop this expertise ourselves, we will need to enter into agreements with one or more biotechnology or pharmaceutical companies to provide us with the necessary resources and experience for the development and commercialization of products in these markets. In particular, we are seeking a partnership with a pharmaceutical or biotechnology company to further advance the development and commercialization of TELINTRA. There are a limited number of companies with the resources necessary to develop our future products commercially, and we may be unable to attract any of these firms. The current credit and financial market conditions could also impact our ability to find a collaborator for our development programs. A company that has entered into a collaboration agreement with one of our competitors may choose not to enter into a collaboration agreement with us. We may not be able to negotiate a collaboration agreement on acceptable terms or at all. If we are not able to establish collaborative arrangements, we may have to reduce or delay further development of some of our programs and/or increase our expenditures and undertake the development activities at our own expense. If we elect to increase our expenditures to fund our development programs, we will need to obtain additional capital, which may not be available on acceptable terms or at all.

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

We are actively pursuing multiple life cycle patent applications for TELINTRA, including applications related to combination therapies, polymorphs, formulations, manufacturing processes and the genomic profiles of responders. The composition of matter patent on TELINTRA will expire in the US in 2014. We have also been granted US and foreign patents for potent analogs of TELINTRA (expiry in 2026) and the tablet formulation of TELINTRA (expiry in 2031). We have US and foreign patents pending on crystalline forms and polymorph form of TELINTRA (expiry in 2031); amorphous ansolvate form of TELINTRA (expiry in 2032); manufacturing process for TELINTRA (expiry in 2031); dosing, schedule and treatment methods for MDS with TELINTRA (expiry in 2031; granted at EPO); the treatment of multiple myeloma with TELINTRA (expiry in 2032); and excipient compatibility with TELINTRA (expiry in 2032). We can generally apply for patent term extensions on the patents for TELINTRA when and if marketing approvals for these compounds are obtained in the relevant countries. In foreign countries, these extensions are available only if approval is obtained before the patent expires, but in the United States, extensions are available even if approval is obtained after the patent would expire normally through a system of interim extensions until approval.

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

If manufacturing is not performed in a timely manner, if our suppliers fail to perform or if our relationships with our suppliers or manufacturers should terminate, our clinical trials and commercialization of TELINTRA could be delayed. We may not be able to enter into or maintain any necessary third-party manufacturing arrangements on acceptable terms, if at all. Our current dependence upon others for the manufacture of our product candidates and our anticipated dependence upon others for the manufacture of any products that we may develop may adversely affect our future profit margins and our ability to commercialize any products that we may develop on a timely and competitive basis.

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

Our stock prices and the market prices for securities of biotechnology companies in general have been highly volatile, with recent significant price and volume fluctuations, and may continue to be highly volatile in the future. For example, our stock price dropped by 71% on the day following the announcement in December 2006 that the preliminary top-line results of our first three Phase 3 trials did not meet primary end-points. During the year ended December 31, 2012, our common stock traded between $1.09 and $7.50, and on December 31, 2012, our common stock closed at $1.31 (all stock prices are adjusted for the 1-for-30 reverse stock split effected on March 30, 2012). You may not be able to sell your shares quickly or at the market price if we are delisted from the Nasdaq Capital Market or if we are unable to transfer our listing to another stock market, or if trading in our stock is not active or the volume is low. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock, some of which are beyond our control:

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

We have been, and may in the future be, the target of securities class actions or shareholder derivative claims. Any such actions or claims could result in substantial damages and may divert management’s time and attention from our business.

Item 1B.	Unresolved Staff Comments.

None

Item 2.	Properties.

In November 2010, we entered into a 28 month lease agreement for 8,620 square feet of office space at 700 Hansen Way in Palo Alto, California which expires on March 31, 2013 and relocated our corporate offices to this facility. We also concurrently leased approximately 92,000 square feet of research and office space located at 3165 Porter Drive in Palo Alto, which we subleased to a tenant effective November 2010 through May 2014.

On February 19, 2013, we entered into an agreement with the building landlord of the facility located at 3165 Porter Drive, ARE-San Francisco No. 24, LLC (“ARE”), an affiliate of Alexandria Real Estate Equities, Inc., pursuant to which the lease and sublease of such facility are terminated as of February 28, 2013. On February 27, 2013, we entered into a 21 month lease for 3,075 square feet of office space at 2100 Geng Road, Suite 102, Palo Alto, California and relocated our corporate offices from 700 Hansen Way to this facility.

Item 3.	Legal Proceedings.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

Market for Our Common Stock

Our common stock trades on the Nasdaq Capital Market under the symbol “TELK”. The following table sets forth the high and low sales prices for our common stock for each quarterly period within the two most recent fiscal years. All stock prices included in the following table are adjusted for the 1-for 30 reverse stock split effected on March 30, 2012.

	High	Low
2012
Quarter ended March 31, 2012	$7.50	$3.75
Quarter ended June 30, 2012	$7.34	$2.00
Quarter ended September 30, 2012	$3.05	$1.44
Quarter ended December 31, 2012	$2.81	$1.09

2011
Quarter ended March 31, 2011	$37.50	$22.50
Quarter ended June 30, 2011	$30.30	$12.90
Quarter ended September 30, 2011	$24.00	$6.47
Quarter ended December 31, 2011	$11.10	$4.78

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

As of February 22, 2013, there were 59 stockholders of record of our common stock. We have never paid our stockholders cash dividends, and we do not anticipate paying any cash dividends in the foreseeable future as we intend to retain any earnings for use in our business. Any future determination to pay dividends will be at the discretion of our board of directors.

Performance Graph

The following graph compares our cumulative total stockholder return for the past five years to two indices: the Nasdaq U.S. Index and the Nasdaq Pharmaceutical Stocks Index. This graph assumes the investment of $100 on December 31, 2007 in our common stock, the Nasdaq U.S. Index; and the Nasdaq Pharmaceutical Stocks Index. All values assume reinvestment of the full amount of all dividends and are calculated as of the last stock trading day of each year:

	December 31, 2007	December 31, 2008	December 31, 2009	December 31, 2010	December 30, 2011	December 31, 2012
Telik, Inc.	$100	$11	$23	$22	$6	$1
Nasdaq U.S. Index	100	61	88	104	105	124
Nasdaq Pharmaceutical Stocks Index	100	93	105	113	121	161

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

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share amounts)
Statement of Operations Data:
Operating costs and expenses:
Research and development	3,524	5,566	11,040	12,723	23,952
General and administrative	4,455	6,491	9,230	10,810	10,560
Facility exit costs	—	—	5,360	—	—
Restructuring costs	—	—	425	951	196

Total operating costs and expenses	7,979	12,057	26,055	24,484	34,708

Loss from operations	(7,979)	(12,057)	(26,055)	(24,484)	(34,708)
Interest income and other, net	8	35	1,333	791	2,945

Net loss	$(7,971)	$(12,022)	$(24,722)	$(23,693)	$(31,763)

Basic and diluted net loss per share*	$(3.64)	$(6.69)	$(13.85)	$(13.32)	$(17.91)

Shares used to calculate basic and diluted net Loss per share*	2,188	1,798	1,785	1,779	1,773

*	Adjusted for the 1-for-30 reverse stock split as discussed in Notes 1 and 8 in the Notes to Financial Statements.

	As of December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents, investments and restricted Investments	$4,997	$11,700	$24,064	$40,400	$63,469
Working capital	3,253	9,422	20,736	39,221	48,778
Total assets	5,628	12,412	25,029	46,153	75,413
Current portion of obligations and loans	1,022	1,463	1,439	3,101	—
Non-current portion of obligations, loans,and long-term liabilities	441	1,463	2,923	—	8,000
Accumulated deficit	(548,300)	(540,329)	(528,307)	(503,585)	(479,892)
Total stockholders’ equity	3,062	8,299	18,369	40,934	62,372

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We have incurred net losses since inception and expect to incur losses next year as we continue our research and development activities. During the year ended December 31, 2012, loss from operations was $8.0 million and net loss was $8.0 million. Net cash used in operations for the year ended December 31, 2012 was $8.7 million and net cash, cash equivalents, investments and restricted investments at December 31, 2012 were $5.0 million. As of December 31, 2012, we had an accumulated deficit of $548.3 million.

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

Going Concern

Our financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should we be unable to continue as a going concern. While we were able to raise $2.0 million through our At Market Issuance Sales Agreement, or Sales Agreement, with McNicoll, Lewis & Vlak LLC, or MLV, in 2012 and an additional $3.6 million in the first two months of 2013, we believe our current existing cash resources will only be sufficient to fund our projected operating requirements into the fourth quarter of 2013, including completing patient treatment in our current trials and providing sufficient funds for working capital and general corporate purposes. However, it is subject to significant uncertainties, including but not limited to, progress on our current clinical development plan with respect to Phase 3 placebo-controlled randomized registration trial of TELINTRA for the treatment of Low to Intermediate-1 risk MDS and our ability to raise adequate capital to fund this trial as our existing cash resources is limited. In order to continue as a going concern, we will require substantial additional financing to fund our current and future operations and continue our clinical product development programs, and our ability to continue as a viable entity will be dependent on our ability to obtain funding in a timely manner. We have been and are currently seeking collaborative arrangements with corporate partners to fund the development and commercialization of TELINTRA. We have evaluated options to raise additional funds through equity or debt financings and sales transactions as well as other sources such as research grants from non-profit organizations and cannot provide any assurances that we will be successful in obtaining additional funding. In the event we are unable to obtain sufficient additional funding within next two to three quarters to enable us to commence a Phase 3 registration trial of TELINTRA, we will be required to focus on other strategic alternatives including the further restructuring of our operations to conserve resources, the sale of company assets, in whole or in part, ceasing operations, or some other arrangement through which the value of our assets to stockholders could be optimized. These conditions raise substantial doubt about our ability to continue as a going concern.

Clinical Product Development

TELINTRA, our lead drug product candidate in clinical development, is a small molecule glutathione analog inhibitor of the enzyme glutathione S-transferase P1-1, or GST P1-1. We are developing TELINTRA for the treatment of blood disorders that are characterized by defects in blood formation with associated low blood cell levels, such as anemia, neutropenia or thrombocytopenia. We completed an 86 patient Phase 2 clinical trial of TELINTRA tablets, for the treatment of patients with myelodysplastic syndrome, or MDS, a hematologic cancer characterized by ineffective red blood cell production requiring large numbers of transfusions to support the patient. We presented the results at the annual meeting of the American Society of Hematology, or ASH, in December 2010.

In the second quarter of 2009, we initiated a Phase 2 trial of TELINTRA in patients with severe chronic neutropenia, or SCN, a rare blood disorder characterized by low levels of circulating white blood cells resulting in patients having multiple life threatening infections. Due to the scarcity of SCN patients and our focus on MDS, we plan to terminate this study once the last remaining patients complete treatment around the second quarter of 2013.

In 2011, we initiated two Phase 2 clinical trials to evaluate TELINTRA in patients with Revlimid refractory or resistant, deletion 5q MDS, and in patients with transfusion dependent, non-deletion 5q MDS, who have not been treated with prior hypomethylating agents. In addition, we completed a Phase 1 dose-ranging study of TELINTRA tablets in combination with Revlimid in patients with MDS and presented the results at the annual meeting of ASH in December 2011

In 2012, we applied for orphan drug eligibility for TELINTRA for the treatment of MDS and were granted that designation by the US Food and Drug Administration, or FDA, in January 2013. We also completed an End of Phase 2 meeting with the FDA in January 2013 and a preliminary agreement was reached regarding the design of a Phase 3 placebo-controlled randomized registration trial of TELINTRA for the treatment of Low to Intermediate-1 risk MDS, using red-blood-cell transfusion independence as the endpoint. In accordance with the FDA’s guidance, we plan to complete the design of the Phase 3 registration trial by the end of the first quarter of 2013. In order to focus our resources on the TELINTRA MDS registration program, we have decided to stop further enrollment in our ongoing Phase 2 exploratory trials mentioned above. We will require substantial additional capital in order to initiate a Phase 3 registration trial of TELINTRA and we cannot provide any assurance that we will be successful in obtaining this funding.

TELCYTA, our other product candidate, is a small molecule cancer drug product candidate designed to be activated in cancer cells. TELCYTA has been evaluated in multiple Phase 2 and Phase 3 clinical trials, including trials using TELCYTA as monotherapy and in combination regimens in ovarian, non-small cell lung, breast and colorectal cancer. Results from these clinical trials indicate that TELCYTA monotherapy was generally well-tolerated, with mostly mild to moderate side effects. Clinical activity was reported in the TELCYTA Phase 2 trials; however, TELCYTA did not meet its primary endpoints in the Phase 3 studies. In May 2010, we initiated an investigator led study at a single site of TELCYTA in patients with refractory or relapsed mantle cell lymphoma, diffuse large B cell lymphoma, and multiple myeloma. Based on responses observed, we had planned to expand the study to stage 2 and add a second investigator site in the first quarter of 2012. However, in an effort to focus our resources on TELINTRA development, we have decided to terminate this study.

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

TLK60357—Antimitotic Agent

Using our TRAP technology, we have discovered TLK60357, a novel, potent small molecule inhibitor of cell division. TLK60357 inhibits the formation of microtubules that are necessary for cancer cell growth leading to persistent cancer cell block and subsequent cell death at the G2/M cell cycle. This compound demonstrates potent broad-spectrum anticancer activity against a number of human cancer cells. This compound also displays oral efficacy in multiple, standard preclinical models of cancer. Since we are currently focused on TELINTRA development, no additional expenditure on this compound is expected for the foreseeable future.

TLK60596 – VEGFR Inhibitor

TLK60596, a potent VGFR kinase inhibitor, blocks the formation of new blood vessels in tumors. Oral administration of TLK60596 to animal models of human colon cancer significantly reduced tumor growth. Since we are currently focused on TELINTRA development, no additional expenditure on this compound is expected for the foreseeable future.

Reverse Stock Split

On March 30, 2012, we effected a 1-for-30 reverse stock split of our outstanding common stock. The reverse stock split affected all stockholders of our common stock uniformly and did not materially affect any stockholder’s percentage of ownership interest. The par value of our common stock remains unchanged at $0.01 per share and the number of authorized shares of common stock remains the same after the reverse stock split. See Notes 1 and 8 in the Notes to Financial Statements for additional information.

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

Stock-based Compensation Expense

We use the fair value method under ASC 718, “Compensation—Stock Compensation” to account for share-based payment awards following the modified prospective method of adoption which provided for certain changes to the method for valuing stock-based compensation. Under ASC 718, employee stock-based compensation is estimated at the date of grant based on the employee stock award’s fair value using the Black-Scholes option-pricing model and is recognized as expense ratably over the requisite service period in a manner similar to other forms of compensation paid to employees. The Black-Scholes option-pricing model requires the use of certain subjective assumptions. The most significant of these assumptions are our estimates of the expected volatility of the market price of our stock and the expected term of the award. For the years 2011 and 2012, the expected volatilities were based solely on historical volatility data as there were insufficient traded option activities resulting from our declining stock price. We did not use any expected volatility assumptions for 2010 as there were no options granted during the year. The expected term of options granted is based on the simplified method in accordance with the SEC Staff Accounting Bulletin, or SAB, Topic 14.D.2, as our historical share option exercise experience does not provide a reasonable basis for estimation. SAB Topic 14.D.2 provides guidance to issuers on the method allowed in developing estimates of expected term of “plain vanilla” share options in accordance with ASC 718. SAB Topic 14.D.2 allows companies to continue to use the simplified method, under certain circumstances, beyond December 31, 2007. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We evaluate our forfeiture rate to reflect actual historical and expected cancellations of unvested options periodically. See Note 8 in the Notes to Financial Statements for further information.

If factors change and we develop different assumptions in the application of ASC 718 in future periods, the compensation expense that we will then record may differ significantly from what we have recorded in the current period.

Exit and Disposal Activities

We record costs and liabilities associated with exit and disposal activities, as defined in ASC 420, “Exit or Disposal Cost Obligations”, at fair value in the period the liability is incurred. ASC 420 requires that the estimated future cash flows to be used in the fair value calculation be discounted using a credit-adjusted risk-free interest rate and that such interest rate shall have a maturity date that approximates the expected timing of future cash flows. Future cash flows related to lease obligations shall include the effect of sublease rental income and other lease operating expenses. In addition, accretion of the liability due to the passage of time is recorded as a general and administrative expense. See Note 5 in the Notes to Financial Statements for further information.

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

Results of Operations

Revenues

We had no collaborative research agreements in 2012, 2011 and 2010 and currently do not expect to record any revenue in the next twelve months. Future non-product revenues, if any, will depend upon the extent to which we enter into new collaborative research agreements and the amounts of payments relating to such agreements.

Research and Development Expenses

Research and development expenses for the years ended December 31, 2012, 2011 and 2010 were $3.5 million, $5.6 million and $11.0 million. Our research and development activities consist primarily of drug development, clinical supply manufacturing, clinical activities, discovery research, screening and identification of product candidates and preclinical studies. We group these activities into two major categories: “research and preclinical” and “clinical development.”

The costs associated with research and preclinical and clinical development activities approximate the following:

	Years Ended December 31,			Annual Percent Change
	2012	2011	2010	2012/2011	2011/2010
	(in thousands, except percentages)
Research and preclinical	$1,008	$1,531	$3,000	(34)%	(49)%
Clinical development	2,516	4,035	8,040	(38)%	(50)%

Total research and development	$3,524	$5,566	$11,040	(37)%	(50)%

Total research and development expenses for the year ended December 31, 2012 decreased by 37%, or $2.0 million, compared to the same period in 2011 primarily due to the following:

—	decreased costs of approximately $1.6 million associated with headcount reduction, and reduced consulting and stock compensation expenses;

—	decreased clinical trial expenses of approximately $68,000 related to the completion of our Phase 2 TELINTRA tablets for MDS studies, $494,000 related to the wind down of our Phase 1 dose-ranging trial of TELINTRA tablets in combination with Revlimid in MDS and Phase 2 TELCYTA trial in multiple myeloma clinical studies; and

—	decreased clinical drug supply manufacturing costs of $106,000;

—	offset by increased clinical development expenses of approximately $259,000 for our ongoing Phase 2 clinical trial to evaluate TELINTRA tablets in patients with Revlimid refractory or resistant, deletion 5q myelodysplastic syndrome, or del 5q MDS and our Phase 2b clinical trial to evaluate TELINTRA tablets in patients with transfusion dependent, non-deletion 5q MDS.

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

Stock-based compensation expense included in research and development expenses for the years ended December 31, 2012, 2011 and 2010 were $285,000, $715,000 and $851,000.

Our total research and development expenditures in the next twelve months will decrease as we stop enrolling new patients in our current phase 2 clinical studies. We plan to focus our efforts on establishing FDA concurrence on the trial design of a Phase 3 placebo-controlled randomized registration trial of TELINTRA for the treatment of Low to Intermediate-1 risk MDS and seeking additional capital to fund the program. In the event we are able to obtain sufficient funding to commence our Phase 3 registration trial, our total research and development expenditures will increase.

The following table summarizes our principal drug product candidate development initiatives:

	Related R&D Expenses Years Ended December 31,
Product	2012	2011	2010
	(in thousands)
TELINTRA	$2,933	$4,023	$7,600
TELCYTA	591	1,509	2,107
TLK58747	—	—	128
TLK60404	—	34	495
Other (1)	—	—	710

Total research and development expenses	$3,524	$5,566	$11,040

(1)	“Other” constitutes research and development costs that cannot be allocated to any individual project.

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

General and Administrative Expenses

	Years Ended December 31,			Annual Percent Change
	2012	2011	2010	2012/2011	2011/2010
	(in thousands, except percentages)
General and administrative	$4,455	$6,491	$9,230	(31)%	(30)%

The decrease in general and administrative expenses of 31%, or $2.0 million in 2012, compared to the same period in 2011, was primarily due to a decrease of $991,000 in headcount, stock compensation and corporate administrative expenses and a decrease of $1.0 million in legal and professional services expenses.

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

Stock-based compensation expense included in general and administrative expenses for the years ended December 31, 2012, 2011 and 2010 were $411,000, $843,000 and $1.2 million, respectively.

We expect future general and administrative expenses to decrease as we undertake efforts to conserve cash.

Facility Exit Costs

In November 2010, we ceased the use of our facility at 3165 Porter Drive in Palo Alto, California and subleased the facility to a tenant for the remaining contractual term of our master lease, which is through May 2014. We recorded a facility exit charge of $5.4 million to the statement of operations, which included $4.7 million of estimated present value of future lease-related payments through May 2014, less estimated sublease income, and an impairment charge of $1.0 million in leasehold improvements for this facility as the facility would not have any future benefits to us and their estimated fair values were determined to be zero, offset by a reduction of $335,000 in the balance of deferred rent as of November 30, 2010. At December 31, 2012, we had a remaining facility exit costs liability of approximately $1.5 million as we paid $309,000 in 2010, $1.5 million in 2011 and $1.4 million in 2012. See Note 5 in the Notes to Financial Statements for additional information.

Restructuring Costs

We have implemented workforce reductions over the past several years to reduce our operating expenses and to streamline our infrastructure based on our current preclinical and clinical trial projects. In November 2010, we recorded a restructuring charge of approximately $425,000 for severance costs, health benefits and other personnel related charges relating to a workforce reduction of eleven positions. We had no further restructuring activities in 2011 or 2012. See Note 6 in the Notes to Financial Statements for additional information.

Interest Income and Interest Expense

	Years Ended December 31,			Annual Percent Change
	2012	2011	2010	2012/2011	2011/2010
	(in thousands, except percentages)
Interest and other income (expense), net	$8	$35	$1,339	(77)%	(97)%
Interest expense	$—	$—	$6	na	(100)%

Interest and other income (expense), net were $8,000, $35,000 and $1.3 million for the years ended December 31, 2012, 2011 and 2010. The decrease of approximately $27,000 in 2012 compared to the same period in 2011 was due primarily to a decrease in investment income resulting from lower investment cash balances as well as low yields in our investments which are mainly held in US government agency securities.

The decrease of approximately $1.3 million in 2011 compared to the same period in 2010 was due primarily to a $1.2 million Qualifying Therapeutic Discovery Project grant received from the Internal Revenue Service Department of Treasury in 2010 and a decrease of $113,000 in investment income resulting from lower investment cash balances.

Interest expense in 2010 was solely for interest payments made on our UBS loan. There were no interest expenses for the years ended December 31, 2012 and 2011 as our UBS loan was paid in full in February 2010.

Liquidity and Capital Resources

	2012	2011	2010
	(In millions, except ratios)
December 31:
Cash, cash equivalents, investments and restricted cash	$5.0	$11.7	$24.1
Working capital	$3.3	$9.4	$20.7
Current ratio	2.5 : 1	4.6 : 1	6.6 : 1

Year ended December 31:
Cash provided by (used in):
Operating activities	$(8.7)	$(12.8)	$(16.7)
Investing activities	$2.4	$13.6	$15.3
Financing activities	$2.0	$0.4	$(3.0)

Sources and Uses of Cash. Due to the significant research and development expenditures and the lack of any approved products to generate revenue, we have not been profitable and have generated operating losses since we incorporated in 1988. As such, we have funded our research and development operations through sales of equity, collaborative arrangements with corporate partners, interest earned on investments and equipment lease financings. At December 31, 2012 we had available cash, cash equivalents, investments and restricted investments of $5.0 million. Our cash and investment balances are held in a variety of interest-bearing instruments including obligations of U.S. government agencies and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk.

Cash Flows from Operating Activities. Cash used in operations for 2012 was $8.7 million compared to $12.8 million for the same period in 2011 and $16.7 million in 2010. Net loss of $7.9 million in 2012 included non-cash charges of $696,000 for stock-based compensation. Cash used in operations was further impacted by a $1.5 million reduction in accrued facility exit costs due to payments made on our Porter Drive facility which were partially offset by sublease payments received. Cash used in 2011 resulted from net loss of $12.0 million which included non-cash charges of $1.6 million for stock based compensation and $10,000 for depreciation. Cash used in operations was further impacted by an $823,000 reduction in accounts payable primarily due to payments related to our office relocation at the end of 2010 and a $1.4 million reduction in accrued facility exit costs due to payments made on our Porter Drive facility which were partially offset by sublease payments received. Cash used in 2010 resulted from net loss of $24.7 million which included non-cash charges of $5.4 million of facility exit costs associated with the relocation of our principal executive offices, $2.1 million for stock based compensation and $343,000 for depreciation. The increase in accounts payable balance was offset by reductions in accrued expenses and did not have a significant impact on cash used in operations for 2010.

Cash Flows from Investing Activities. Cash provided by investing activities for 2012 was $2.4 million compared to $13.6 million for 2011 and $15.3 million for 2010. Cash provided in 2012 was primarily from $6.9 million in investment maturities partially offset by the purchase of available-for-sale investments of $4.5 million. Cash provided in 2011 was primarily from $23.7 million in investment maturities and $1.7 million in investment sales partially offset by the purchase of available-for-sale investments of $11.7 million. Cash provided in 2010 was primarily from $35.7 million in investment maturities and $14.0 million in investment sales which included $13.8 million in sales of our ARS to UBS and was partially offset by the purchase of available-for-sale investments of $34.4 million.

Cash Flows from Financing Activities. Cash provided by financing activities for 2012 was approximately $2.0 million compared to $393,000 provided in 2011 and $3.0 million used in financing activities in 2010. Cash provided by financing activities in 2012 was due to net proceeds received from stock sales of $2.0 million under the Sales Agreement. Cash provided by financing activities in 2011 was primarily due to stock sales which included $149,000 in net proceeds received under the Sales Agreement and approximately $244,000 from stock purchases under our employee stock purchase plan and stock options exercise. Cash used in financing activities for 2010 was primarily due to $3.1 million payment of our remaining UBS loan balance on February 16, 2010, offset by $64,000 in proceeds from stock purchases under our employee stock purchase plan.

Working Capital. Working capital decreased to $3.3 million at December 31, 2012 from $9.4 million at December 31, 2011. The decrease in working capital was primarily due to our use of cash for our clinical studies and operating expenses.

We believe our cash, cash equivalents and marketable securities as of December 31, 2012 along with the $3.6 million we raised under the Sales Agreement during 2013 will be sufficient to fund our projected operating requirements into the fourth quarter of 2013, including completing patient treatment in our current trials and providing sufficient funds for working capital and general corporate purposes. In order to continue as a going concern, we will need sufficient additional capital to fund our operations and continue our clinical product development programs. We may raise funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently. Our future capital uses and requirements depend on numerous factors, including the following:

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

We need to raise additional capital or incur indebtedness to continue to fund our future operations beyond the fourth quarter of 2013. We may seek to raise capital through a variety of sources, including collaborative arrangements, licensing arrangements, public equity markets, private equity financings, and/or public or private debt as well as other sources such as research grants from non-profit organizations. In August 2011, we filed a shelf registration statement on Form S-3 to offer and sell, from time to time, equity securities in one or more offerings up to a total dollar amount of $25.0 million. On August 30, 2011, we entered into the Sales Agreement with MLV whereby we may issue and sell shares of our common stock having an aggregate offering price up to $7.0 million, from time to time, through MLV as our sales agent. In conjunction with the Sales Agreement, MLV would receive compensation based on an aggregate of 4% of the gross proceeds on the sale price per share of our common stock. Any sales made pursuant to the Sales Agreement are deemed an “at-the-market” offering and would be made pursuant to the shelf registration statement on Form S-3. For the year ended December 31, 2012, we sold 872,854 shares of our Common Stock through MLV and received approximately $2.0 million in net proceeds after deducting commissions and other related expenses. As of December 31, 2012, we had sold 888,991 shares of our Common Stock (adjusted for the 1-for-30 reverse stock split effected on March 30, 2012) and received approximately $2.2 million in net proceeds since entering into the Sales Agreement.

In the first two months of 2013, we sold 1,870,830 shares of our Common Stock through MLV and received approximately $3.6 million in net proceeds after deducting commissions and other related expenses.

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

In the event we are unable to obtain sufficient additional funding within next two to three quarters to enable us to commence a Phase 3 registration trial of TELINTRA, we will be required to focus on other strategic alternatives including the further restructuring of our operations to conserve resources, the sale of company assets, in whole or in part, ceasing operations, or some other arrangement through which the value of our assets to stockholders could be optimized.

Our future contractual obligations at December 31, 2012 are as follows (in thousands):

	Total	2013	2014	After 2014
Operating leases	$1,630	$1,172	$458	$—

In November 2010, we entered into arrangements to sublease our facility located at 3165 Porter Drive in Palo Alto, California, which consists of approximately 92,000 square feet of research and office space. On February 19, 2013, we entered into an agreement with our landlord, ARE-San Francisco No. 24, LLC, or ARE, pursuant to which the premises at 3165 Porter Drive was voluntarily surrendered, the master lease and sublease were terminated as of February 28, 2013, we were relieved of further obligations under the master lease and further rights to rental income under the sublease, and we agreed to pay a termination fee to ARE of approximately $0.7 million. In addition to the termination fee, if we receive $15 million or more in additional financing, an additional termination fee of $0.6 million will be due to ARE, but otherwise forgiven.

On November 22, 2010, we also entered into an arrangement to sublease a facility at 700 Hansen Way, Palo Alto, California in which to relocate our principal executive offices, which such sublease expires on March 31, 2013.

Given the impending term of such sublease, on February 27, 2013, we entered into a 21 month sublease for office space at 2100 Geng Road, Suite 102, Palo Alto, California and relocated our corporate offices to this facility. Upon execution of the agreement, we paid Sublessor the first month’s rent with second month’s rent due on March 28, 2013, and deposited into an escrow account approximately $219,000 which represents the total rent due for the remaining term. See Note 10 in the Notes to Financial Statements for further information.

As a result of the 3165 Porter Drive lease termination and the 2100 Geng Road sublease agreements, the adjusted operating lease obligation at February 28, 2013 for year 2013 is approximately $58,000 and none for year 2014 and thereafter.

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

Recent Accounting Pronouncements

See Note 2 in the Notes to Financial Statements attached to this Annual Report for a description of recent accounting pronouncements.

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

The table below presents the principal amounts and weighted-average interest rates by year of stated maturity for our investment portfolio:

	2013	2014 and Beyond	Total	Fair Value at December 31, 2012
	(In thousands, except percentages)
Available-for-sale securities	$3,575	—	$3,575	$3,575
Average interest rate	0.16%	0.00%	0.16%

Item 8.	Financial Statements and Supplementary Data.

All information required by this item is included in Item 15 of Part IV of this Annual Report and is incorporated into this item by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

(I) Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Based on their evaluation as of December 31, 2012, our Chief Executive Officer and Vice President, Finance and Controller have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective.

There were no changes in our internal control over financial reporting during the year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Vice President, Finance and Controller, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2012, our internal control over financial reporting was effective based on these criteria.

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

Information regarding directors and executive officers is incorporated by reference to the information set forth under the caption “Information Regarding the Board of Directors and Corporate Governance” in our Definitive Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934 for the Annual Meeting of Stockholders to be filed with the Commission on or about April 8, 2013.

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

Information regarding executive compensation is incorporated by reference to the information set forth under the caption “Executive Compensation” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission on or about April 8, 2013.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission by on or about April 8, 2013.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption “Transactions with Related Persons” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission on or about April 8, 2013.

Item 14.	Principal Accounting Fees and Services.

Information regarding principal accountant fees and services is incorporated by reference to the information set forth under the caption “Ratification of Selection of Independent Auditors” in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission by on or about April 8, 2013.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report:

1.	Financial Statements. Our financial statements and the Report of Independent Registered Public Accounting Firm, are included in Part IV of this Report on the pages indicated:

2.	Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

3.	Exhibits:

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation. (2)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (16)

3.3	Amended and Restated Bylaws. (10)

3.4	Registrant’s Certificate of Designation of Series A Junior Participating Preferred Stock. (5)

3.5	Registrant’s Certificate of Elimination with respect to Series A Junior Participating Preferred Stock. (18)

4.1	Specimen Common Stock Certificate. (1)

10.1	Form of Indemnity Agreement. (1) (3)

10.2	2011 Equity Incentive Plan and related documents (3)(13)

10.3	2000 Equity Incentive Plan and related documents. (3) (4)

10.4	2000 Employee Stock Purchase Plan and Offering. (3) (4)

10.5	2000 Non-Employee Directors’ Stock Option Plan and Agreement. (3) (11)

10.6	1996 Stock Option Plan and forms of grant thereunder. (3) (4)

10.7	1988 Stock Option Plan and forms of grant thereunder. (3) (4)

10.8	Form of Non-Plan Stock Option Agreement. (3) (4)

10.9	Telik, Inc. Executive Officer Bonus Plan. (3)(9)

10.10	Amended and Restated Employment Agreement between Michael M. Wick, M.D., Ph.D. and Telik, dated December 17, 2008, as amended. (3) (12)

10.11	Agreement for Termination of Lease and Voluntary Surrender of Premises dated February 19, 2013, by and between Telik and ARE-San Francisco No. 24, LLC. (6)

10.12	Sublease between Telik and Boomerang.com, Inc. dated February 27, 2013 (17)

10.13	Lease, between Telik and Aricent US, Inc., dated November 22, 2010. (14)

10.14*	Manufacturing Supply Agreement dated July 1, 2004, by and between Telik and Organichem Corporation. (7)

Exhibit Number	Description

10.15	Telik, Inc. Change of Control Severance Benefit Plan, dated February 21, 2003, amended December 17, 2008. (3) (12)

10.16	At Market Issuance Sales Agreement, dated August 30, 2011, by and between Telik, Inc., and McNicoll, Lewis & Vlak LLC. (15)

14.1	Telik, Inc. Code of Conduct. (8)

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on the signature pages hereto)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Document

101.DEF**	XBRL Taxonomy Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Link Document

*	Confidential treatment has been granted for portions of this document. The information omitted pursuant to such confidential treatment order has been filed separately with the Securities and Exchange Commission.

**	These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

(1)	Incorporated by reference to exhibits to our Registration Statement on Form S-1, filed on April 3, 2000, as amended (File No. 333-33868).

(2)	Incorporated by reference to exhibits to our Annual Report on Form 10-K for the year ended December 31, 2001, as filed on March 27, 2002.

(3)	Management contract or compensatory arrangement.

(4)	Incorporated by reference to exhibits to our Registration Statement on Form S-8, as filed on August 30, 2000 (File No. 333-44826).

(5)	Incorporated by reference to exhibits to our Current Report on Form 8-K dated November 2, 2001, as filed on November 5, 2001.

(6)	Incorporated by reference to exhibits to our Current Report on Form 8-K dated February 19, 2013, as filed on February 22, 2013.

(7)	Incorporated by reference to exhibits to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, as filed on November 8, 2004.

(8)	Incorporated by reference to exhibits to our Annual Report on Form 10-K for the year ended December 31, 2003, as filed on March 5, 2004.

(9)	Incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the year ended December 31, 2006, as filed on February 28, 2007.

(10)	Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K dated December 11, 2007, as filed on December 14, 2007.

(11)	Incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 2007, as filed on March 3, 2008.

(12)	Incorporated by reference to exhibits to our Current Report on Form 8-K dated December 17, 2008, as filed on December 23, 2008.

(13)	Incorporated by reference to Appendix E to our Proxy Statement for the Annual Meeting of Stockholders, as filed on May 16, 2011.

(14)	Incorporated by reference to exhibits to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, as filed on August 12, 2011.

(15)	Incorporated by reference to Exhibit 10.17 to our Current Report on Form 8-K dated August 30, 2011, as filed on August 31, 2011.

(16)	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated March 28, 2012, as filed on March 30, 2012.

(17)	Incorporated by reference to exhibits to our Current Report on Form 8-K dated February 27, 2013, as filed on March 5, 2013.

(18)	Incorporated by reference to Exhibit 3.4 to our Annual Report on Form 10-K for the year ended December 31, 2011, as filed on February 27, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELIK, INC.

/S/ WENDY WEE
Wendy Wee Vice President, Finance and Controller (Principal Financial and Accounting Officer)

Dated: March 15, 2013

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael M. Wick, M.D., Ph.D. and Wendy Wee, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ MICHAEL M. WICK Michael M. Wick, M.D., Ph.D.	Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2013

/S/ WENDY WEE Wendy Wee	Vice President, Finance and Controller (Principal Financial and Accounting Officer)	March 15, 2013

/S/ EDWARD W. CANTRALL Edward W. Cantrall, Ph.D.	Director	March 15, 2013

/S/ STEVEN R. GOLDRING Steven R. Goldring, M.D.	Director	March 15, 2013

/S/ RICHARD B. NEWMAN Richard B. Newman	Director	March 15, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Telik, Inc.

We have audited the accompanying balance sheets of Telik, Inc. as of December 31, 2012 and 2011, and the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Telik, Inc. at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Telik, Inc. will continue as a going concern. As discussed in Note 1 to the financial statements, Telik, Inc.’s recurring losses from operations, available cash, cash equivalents and investments and accumulated deficit raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/    Ernst & Young LLP

San Jose, California

March 15, 2013

TELIK, INC.

BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$4,747	$9,046
Short-term investments	—	2,404
Interest and other receivables	5	25
Prepaids and other current assets	626	589

Total current assets	5,378	12,064
Restricted investments	250	250
Other assets	—	98

Total assets	$5,628	$12,412

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$151	$109
Accrued clinical trial costs	154	153
Accrued compensation	313	367
Accrued liabilities	481	550
Short-term deferred rent	4	—
Current portion of facility exit costs	1,022	1,463

Total current liabilities	2,125	2,642
Noncurrent portion of facility exit costs	441	1,463
Long-term deferred rent	—	8

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value: 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock*, $0.01 par value: 100,000,000 shares authorized; shares issued and outstanding 2,689,200 in 2012 and 1,815,210 in 2011	27	18
Additional paid-in capital*	551,335	548,610
Accumulated deficit	(548,300)	(540,329)

Total stockholders’ equity	3,062	8,299

Total liabilities and stockholders’ equity	$5,628	$12,412

*	Adjusted for the 1-for-30 reverse stock split as discussed in Notes 1 and 8

See accompanying Notes to Financial Statements.

TELIK, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Years Ended December 31,
	2012	2011	2010
Operating costs and expenses:
Research and development	$3,524	$5,566	$11,040
General and administrative	4,455	6,491	9,230
Facility exit costs	—	—	5,360
Restructuring costs	—	—	425

Total operating costs and expenses	7,979	12,057	26,055

Loss from operations	(7,979)	(12,057)	(26,055)
Interest and other income, net	8	35	1,339
Interest expense	—	—	(6)

Net loss	$(7,971)	$(12,022)	$(24,722)

Basic and diluted net loss per share*	$(3.64)	$(6.69)	$(13.85)

Shares used to calculate basic and diluted net loss per share*	2,188	1,798	1,785

Net loss	$(7,971)	$(12,022)	$(24,722)
Other comprehensive income, net of tax:
Changes in net unrealized gains on investments	—	1	1

Comprehensive loss	$(7,971)	$(12,021)	$(24,721)

*	Adjusted for the 1-for-30 reverse stock split as discussed in Notes 1 and 8

See accompanying Notes to Financial Statements.

TELIK, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock *		Additional Paid-in Capital *	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2009	1,781	18	544,503	(2)	(503,585)	40,934
Comprehensive loss:
Net loss	—	—	—	—	(24,722)	(24,722)
Change in unrealized gains (losses) on available-for-sale investments	—	—	—	1	—	1

Comprehensive loss						(24,721)
Share-based compensation expense	—	—	2,092	—	—	2,092
Common stock issued under stock option and purchase plans	6	—	64	—	—	64

Balance at December 31, 2010	1,787	18	546,659	(1)	(528,307)	18,369
Comprehensive loss:
Net loss	—	—	—	—	(12,022)	(12,022)
Change in unrealized gains (losses) on available-for-sale investments	—	—	—	1	—	1

Comprehensive loss						(12,021)
Issuance of common stock under an At Market Issuance Sales Agreement	16	—	149	—	—	149
Share-based compensation expense	—	—	1,558	—	—	1,558
Common stock issued under stock option and purchase plans	12	—	244	—	—	244

Balance at December 31, 2011	1,815	$18	$548,610	$—	$(540,329)	$8,299
Comprehensive loss:
Net loss	—	—	—	—	(7,971)	(7,971)

Comprehensive loss						(7,971)
Issuance of common stock under an At Market Issuance Sales Agreement	873	9	2,026	—	—	2,035
Share-based compensation expense	—	—	696	—	—	696
Common stock issued under stock option and purchase plans	1	—	3	—	—	3

Balance at December 31, 2012	2,689	$27	$551,335	$—	$(548,300)	$3,062

*	Adjusted for the 1-for-30 reverse stock split as discussed in Notes 1 and 8

See accompanying Notes to Financial Statements.

TELIK, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net loss	$(7,971)	$(12,022)	$(24,722)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1	10	343
Loss on the disposal of property and equipment	—	—	31
Share-based compensation expense	696	1,558	2,092
Facility exit costs	—	—	5,360
Change in value of marketable securities	—	—	111
Change in fair value of rights to sell ARS to UBS	—	—	(111)
Changes in assets and liabilities:
Other receivables	20	189	2
Prepaid expenses and other current assets	60	54	59
Other assets	—	—	(97)
Accounts payable	42	(823)	742
Accrued liabilities	(126)	(288)	(227)
Accrued facility exit costs	(1,463)	(1,436)	(308)

Net cash used in operating activities	(8,741)	(12,758)	(16,725)

Cash flows from investing activities:
Purchases of investments	(4,507)	(11,720)	(34,411)
Sales of investments	—	1,699	14,024
Maturities of investments	6,911	23,664	35,660
Proceeds from sale of property and equipment	—	—	5

Net cash provided by investing activities	2,404	13,643	15,278

Cash flows from financing activities:
Payments on loan provided by UBS relating to ARS	—	—	(3,100)
Net proceeds from issuance of common stock	2,038	393	64

Net cash provided by (used in) financing activities	2,038	393	(3,036)

Net change in cash and cash equivalents	(4,299)	1,278	(4,483)
Cash and cash equivalents at beginning of period	9,046	7,768	12,251

Cash and cash equivalents at end of period	$4,747	$9,046	$7,768

Supplemental information:
Interest paid	$—	$—	$6

See accompanying Notes to Financial Statements.

TELIK, INC.

NOTES TO FINANCIAL STATEMENTS

1.    Nature of Operations and Going Concern

Business Overview

Telik, Inc. (“Telik,” “we” or, the “Company”) was incorporated in the state of Delaware in October 1988. We are engaged in the discovery and development of small molecule therapeutics. We operate in only one business segment.

We have incurred net losses since inception and we expect to incur substantial losses for at least the next several years as we continue our research and development activities. During the year ended December 31, 2012, loss from operations was $8.0 million and net loss was $8.0 million. Net cash used in operations for the year ended December 31, 2012 was $8.7 million and aggregate cash, cash equivalents, investments and restricted investments at December 31, 2012 were $5.0 million. As of December 31, 2012, we had an accumulated deficit of $548.3 million.

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

Going Concern

We believe our existing cash resources as of March 15, 2013 will be sufficient to fund our projected operating requirements into at least the fourth quarter of 2013. However, it is subject to significant uncertainties, including but not limited to, progress on our current clinical development plan and ability to raise adequate capital to fund the clinical development plan. We have been and are currently seeking collaborative arrangements with corporate partners to fund the development and commercialization of TELINTRA, our lead product candidate and TELCYTA, our other product candidate. While we were able to raise $2.0 million through the sale of our common stock in 2012 and an additional $3.6 million during 2013, we continue to evaluate options to raise additional funds through equity or debt financings as well as other sources such as research grants from non-profit organizations. However, we cannot provide any assurances that we will be successful in obtaining additional funding. We have incurred losses from operations and expect to incur losses for the foreseeable future. In the event we are unable to obtain sufficient additional funding within next two to three quarters to enable us to commence a Phase 3 registration trial of TELINTRA, we will be required to focus on other strategic alternatives including the further restructuring of our operations to conserve resources, the sale of company assets, in whole or in part, ceasing operations, or some other arrangement through which the value of our assets to stockholders could be optimized. These conditions raise a substantial doubt about our ability to continue as a going concern.

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

TELIK, INC.

NOTES TO FINANCIAL STATEMENTS

Reverse Stock Split

On March 30, 2012, we effected a 1-for-30 reverse stock split of our outstanding common stock. The reverse stock split affected all stockholders of our common stock uniformly but did not materially affect any stockholder’s percentage of ownership interest. The par value of our common stock remains unchanged at $0.01 per share and the number of authorized shares of common stock remains the same after the reverse stock split. Unless otherwise noted, all impacted amounts included in the financial statements and notes thereto have been retroactively adjusted for the reverse stock split. See Note 8 for additional information.

Stock Offerings

In August 2011, we filed a shelf registration statement on Form S-3 to offer and sell, from time to time, equity securities in one or more offerings up to a total dollar amount of $25.0 million. On August 30, 2011, we entered into an At Market Issuance Sales Agreement, or Sales Agreement, with McNicoll, Lewis & Vlak LLC, or MLV, pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $7.0 million from time to time through MLV as our sales agent. For the year ended December 31, 2012, we received approximately $2.0 million in net proceeds from stock sales under the Sales Agreement after deducting commissions and other related expenses. As of December 31, 2012, we had received $2.2 million in net proceeds since entering into the Sales Agreement. Our ability to sell shares of our common stock pursuant to the Sales Agreement is subject to share volume limitations, market conditions and our continued listing on the Nasdaq Capital Market. There is no assurance that we may be able to raise any additional funds in the future under the Sales Agreement.

2.    Summary of Significant Accounting Policies

Use of Estimates

In preparing our financial statements to conform with U.S. generally accepted accounting principles, we make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results may differ from these estimates.

Cash and Cash Equivalents and Investments

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

TELIK, INC.

NOTES TO FINANCIAL STATEMENTS

Restricted Investments

Under certain operating lease agreements, we may be required from time to time to set aside cash as collateral. At December 31, 2012 and 2011, we had approximately $250,000 of restricted investments related to a building lease agreement.

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

Property and Equipment

Property and equipment are stated at cost. We calculate depreciation using the straight-line method over the estimated useful lives of the assets, which range from three to five years. We amortize furniture and equipment leased under capital leases and leasehold improvements using the straight-line method over the estimated useful lives of the respective assets or the lease term, whichever is shorter. Amortization of assets under capital leases is included in depreciation expense. As of December 31, 2012, total property and equipment cost was $1.7 million and was fully depreciated.

Exit and Disposal Activities

We record costs and liabilities associated with exit and disposal activities, as defined in ASC 420, “Exit or Disposal Cost Obligations”, at fair value in the period the liability is incurred. ASC 420 requires that the estimated future cash flows to be used in the fair value calculation be discounted using a credit-adjusted risk-free interest rate and that such interest rate shall have a maturity date that approximates the expected timing of future cash flows. Future cash flows related to lease obligations shall include the effect of sublease rental income and

TELIK, INC.

NOTES TO FINANCIAL STATEMENTS

other lease operating expenses. In addition, accretion of the liability due to the passage of time is recorded as a general and administrative expense. See Note 5 for further information.

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

Stock-based Compensation

Under the provisions of ASC 718, employee stock-based compensation is estimated using the Black-Scholes option-pricing model and is recognized as expense ratably over the requisite service period in a manner similar to other forms of compensation paid to employees. The Black-Scholes option-pricing model requires the use of certain subjective assumptions. The most significant of these assumptions are our estimates of the expected volatility of the market price of our stock and the expected term of the award. For the years 2011 and 2012 the expected volatilities were based solely on historical volatility data as there were insufficient traded option activities resulting from our declining stock price. We did not use any expected volatility assumptions for 2010 as there were no options granted during the year. The expected term of options granted is based on the simplified method in accordance with SAB Topic 14.D.2, as our historical share option exercise experience does not provide a reasonable basis for estimation. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We adjust our forfeiture rate to reflect actual historical and expected cancellations of unvested options when applicable. See Note 8 to Financial Statements for additional information.

We have adopted the simplified method to calculate the beginning balance of the additional paid-in-capital, or APIC, pool of the excess tax benefit, and to determine the subsequent impact on the APIC pool and our

TELIK, INC.

NOTES TO FINANCIAL STATEMENTS

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

	Year Ended December 31,
	2012	2011	2010
Weighted average outstanding options	333,243	378,640	412,933

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

We adopted and applied ASC 740-10-25 to all income tax positions commencing from 2007. There was no impact on our financial statements upon adoption. Because of our historical significant net operating losses, we have not been subject to income tax since inception. Upon adoption of ASC 740-10-25 on January 1, 2007, we recognized a $14.2 million increase in our liability for unrecognized income tax benefits which was accounted for as a reduction to the deferred tax assets balance as of that date. At December 31, 2012, we have a liability for unrecognized tax benefits of $8.2 million, none of which, if recognized, would affect our effective tax rate. We maintain deferred tax assets that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. These deferred tax assets include net operating loss carryforwards, research credits and capitalized research and development. The net deferred tax asset has been fully offset by a valuation allowance because of our history of losses.

TELIK, INC.

NOTES TO FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In June 2011, FASB issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220)-Presentation of Comprehensive Income,” or ASU 2011-05, to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU 2011-05 should be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We adopted this guidance beginning January 1, 2012 and reported our other comprehensive income in a single continuous statement.

3.    Fair Value Measurements

We measure certain financial assets at fair value on a recurring basis, including cash equivalents and available-for-sale securities. The fair value of these financial assets was determined based on a three-tier fair value hierarchy as described in Note 2, which prioritizes the inputs used in measuring fair value.

The following table presents information about our financial assets that are measured at fair value on a recurring basis as of December 31, 2012 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair Value Measurement at December 31, 2012 Using
	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Available-for-sale securities:
Money market funds	$85	$85	$—	$—
US government agencies	3,575	—	3,575	—

Total	$3,660	$85	$3,575	$—

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

There were no transfers between Level 1 and Level 2 measurements in the years ended December 31, 2012 and 2011.

TELIK, INC.

NOTES TO FINANCIAL STATEMENTS

4.    Cash, Cash Equivalents, Investments and Restricted Investments

The following is a summary of estimated fair value of cash and cash equivalents, investments and restricted investments:

	December 31
	2012	2011
	(in thousands)
Certificate of deposits	$250	$250
US government agencies	3,575	4,454
Cash and money market funds	1,172	6,996

Total	$4,997	$11,700

Reported as:
Cash and cash equivalents	$4,747	$9,046
Short-term investments	—	2,404
Restricted investments	250	250

Total	$4,997	$11,700

We had no material unrealized gains or losses for the year ended December 31, 2012 and 2011. There were no material realized gains on sales of available-for-sale investments for the years ended December 31, 2012 and 2011. Realized gains and losses were calculated based on the specific identification method.

The following is a summary of the cost and estimated fair value of marketable debt securities, held as available-for-sale at December 31, 2012 and 2011, classified by stated maturity date of the security:

	December 31, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Mature in less than one year	$3,575	$3,575	$4,454	$4,454

Total	$3,575	$3,575	$4,454	$4,454

5.    Facility Exit Costs

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

TELIK, INC.

NOTES TO FINANCIAL STATEMENTS

The following table summarizes the activities related to accrued facility exit costs for the year ended December 31, 2012 and 2011:

	December 31,
	2012	2011
	(in thousands)
Beginning balance	$2,926	$4,362
Amounts paid during the period	(3,938)	(3,822)
Amounts received during the period	2,448	2,376
Non-cash accretion	27	10

Balance as of December 31, 2012	$1,463	$2,926

Reported as current portion	$1,022	$1,463
Reported as noncurrent portion	$441	$1,463

6.    Restructuring Plans

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

7.    Notes Payable and Commitments

Notes Payable

In connection with our acceptance of the offer to enter into an agreement with UBS whereby we received rights, or the Right, to sell all our ARS held in our UBS account at par value to UBS, a “no net cost” loan in the amount of up to 75% of the market value of our ARS was made available to us. On December 31, 2008, we entered into a loan agreement with UBS and drew down $8 million with our ARS pledged as collateral. On June 10, 2009 and February 12, 2010, UBS elected to repurchase a portion of our ARS under the Rights Agreement at par value of $4.9 million and $4.0 million, respectively. Proceeds from both sales of our ARS were applied to repayment of the credit line whereby $4.9 million was paid in June 2009 leaving a balance of $3.1 million which was paid in full in February 2010. Interest paid on the loan for the year ended December 31, 2010 was approximately $6,000 which was offset entirely by interest earned on the pledged securities. We had no interest expense for the years ended December 31, 2011 and 2012.

Operating Leases

In November 2010, we entered into a 28-month lease agreement for 8,620 square feet of office space at 700 Hansen Way in Palo Alto, California and relocated our corporate offices to this facility.

We also lease approximately 92,000 square feet located at 3165 Porter Drive in Palo Alto, California, which we have subleased to a tenant effective November 2010 through May 2014 when our master lease expires. Pursuant to the terms of the lease, we are required to maintain a security deposit, in the form of a letter of credit equal to approximately $250,000. This letter of credit must be secured by either a deposit account or a securities

TELIK, INC.

NOTES TO FINANCIAL STATEMENTS

account and at December 31, 2012 the security deposit is in the form of securities that are classified in the balance sheet as restricted investments. This collateral account is managed in accordance with our investment policy, and is restricted as to withdrawal.

We also have an office equipment lease of approximately $16,000 with a remaining term of 7 months.

Future minimum rental payments under our non-cancelable operating leases as of December 31, 2012 are as follows:

Operating Leases
(in thousands)
Years ending December 31,
2013	3,694
2014	1,534
2015	—

Total future minimum rental payments	5,228
Less aggregate future minimum rentals to be received from subleases	(3,598)

Total	$1,630

Rent expense under operating leases was approximately $396,000 in 2012 and 2011.

8.    Stockholders’ Equity

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

Stock Offerings

In August 2011, we filed a shelf registration statement on Form S-3 to offer and sell, from time to time, equity securities in one or more offerings up to a total dollar amount of $25.0 million. On August 30, 2011, we entered into an At Market Issuance Sales Agreement with MLV pursuant to which we may issue and sell shares of our common stock having an aggregate offering price up to $7.0 million, from time to time, through MLV as our sales agent. In conjunction with the Sales Agreement, MLV would receive compensation based on an aggregate of 4% of the gross proceeds on the sale price per share of our common stock. Any sales made pursuant to the Sales Agreement are deemed an “at-the-market” offering and would be made pursuant to the shelf registration statement on Form S-3. For the year ended December 31, 2012, we sold 872,854 shares of our Common Stock through MLV under the Sales Agreement and received approximately $2.0 million in net proceeds after deducting commissions and other related expenses. For the year ended December 31, 2011, we

TELIK, INC.

NOTES TO FINANCIAL STATEMENTS

sold 16,137 shares through MLV under the sales agreement and received approximately $149,000 in net proceeds after deducting commissions and other related expenses. As of December 31, 2012, we had sold 888,991 shares of our Common Stock and received approximately $2.2 million in net proceeds since entering into the Sales Agreement.

Stockholder Rights Plan

In October 2001, our Board of Directors approved the adoption of a Stockholder Rights Plan, which provided for the distribution of one preferred share purchase right (a “Right”) for each outstanding share of common stock of the Company. The dividend was paid on November 14, 2001 to the stockholders of record on that date. Each Right entitled the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share (the “Preferred Shares”), at a price of $90.00 per one one-hundredth of a Preferred Share (the “Purchase Price”), subject to adjustment. The Rights would be exercisable the earlier of (i) the date of a public announcement that a person, entity or group of affiliated or associated persons have acquired beneficial ownership of 20% or more of the outstanding common shares (an “Acquiring Person”), or (ii) ten business days (or such later date as may be determined by action of the Board of Directors prior to such time as any person or entity became an Acquiring Person) following the commencement of, or announcement of an intention to commence, a tender offer or exchange offer the consummation of which would result in any person or entity becoming an Acquiring Person. In May 2006, we amended the stockholder rights plan to exclude Eastbourne Capital Management, L.L.C., or Eastbourne, and certain related persons and entities from the definition of Acquiring Person so long as neither Eastbourne nor its affiliates or associates, either individually or in the aggregate, becomes the beneficial owner of 25% or more of the common stock then outstanding. On December 11, 2006, the plan was further amended to increase this threshold to 30%.

In the event that any person, entity or group of affiliated or associated persons became an Acquiring Person, each holder of a Right would have the right to receive, upon exercise, the number of common shares having a market value of two times the exercise price of the Right. In the event that the Company was acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power were sold to an Acquiring Person, its associates or affiliates or certain other persons in which such persons had an interest, each holder of a Right would have the right to receive, upon the exercise at the then-current exercise price of the Right, that number of shares of common stock of the acquiring company which at the time of such transaction would have a market value of two times the exercise price of the Right. At any time after an Acquiring Person became an Acquiring Person and prior to the acquisition by such Acquiring Person of 50% or more of the outstanding common shares, the Board of Directors of the Company may exchange the Rights (other than Rights owned by such person or group which have become void), in whole or in part, at an exchange ratio of one common share, or one one-hundredth of a Preferred Share, per Right (or, at the election of the Company, the Company may issue cash, debt, stock or a combination thereof in exchange for the Rights), subject to adjustment. The Rights expired on November 14, 2011. Accordingly, we filed a certificate of elimination with the Secretary of State of the State of Delaware on February 24, 2012 (the “Certificate of Elimination”) which eliminated from our Amended and Restated Certificate of Incorporation all matters set forth in the Certificate of Designation with respect to the Preferred Shares. No Preferred Shares were issued or outstanding at the time of the filing of the Certificate of Elimination.

Stock Option Plans

In March 2011, we adopted the 2011 Equity Incentive Plan, or the “2011 Plan”, and reserved 116,667 shares of Telik common stock for issuance under the 2011 Plan. Options granted under the 2011 Plan may be either incentive stock options (“ISOs”) or nonstatutory stock options (“NSOs”). The 2011 Plan also provides for the

TELIK, INC.

NOTES TO FINANCIAL STATEMENTS

grant of stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards and other stock awards. For ISOs and NSOs, the option price shall be at least 100% and 85%, respectively, of the closing price of our common stock on the date of the grant. If, at any time we grant an option, and the optionee directly or by attribution owns stock possessing more than 10% of the total combined voting power of all classes of stock of Telik, the option price shall be at least 110% of the fair value and shall not be exercisable more than five years after the date of grant. Eligible participants include employees, directors and consultants of Telik. Options generally vest over a period of two or four years from the date of grant. Options granted under the 2011 Plan expire no later than 10 years from the date of grant. As of December 31, 2012, there were 78,884 option shares outstanding and 37,783 shares available for future grants under the 2011 Plan.

Prior to 2011, we had two options plans, the 2000 Equity Incentive Plan, or the “2000 Plan”, and the 2000 Non-Employee Directors’ Stock Option Plan, or the “Directors’ Plan”, under which we granted stock options to employees, directors and consultants based on the provisions in each plan. These options generally vest over a period of two or four years from the date of grant. Options granted under these plans expire no later than 10 years from the date of grant. We have also granted performance-based options under the 2000 Plan which will only vest when our Board of Directors determines we have achieved the specific performance goals. The 2000 Plan and the Directors’ Plan expired in March 2010 and there were no new option shares granted under these plans thereafter. As of December 31, 2012, there were 220,360 option shares (including 30,835 shares of performance-based options) under the 2000 Plan and 6,796 option shares under the Directors’ Plan which were granted prior to the expiration of both plans and remained outstanding.

Employee Stock Purchase Plan

In March 2000, we adopted the 2000 Employee Stock Purchase Plan, or the “Purchase Plan”. We reserved a total of 8,333 shares of our common stock for issuance under the Purchase Plan. In addition, the Purchase Plan provides for annual increases in the number of shares available for issuance under the Purchase Plan beginning January 1, 2001. The number of additional shares to be reserved automatically will be equal to the lesser of 5,000 shares, 1% of the outstanding shares on the date of the annual increase or such amount as may be determined by the Board of Directors. The Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock on the first day of the offering or 85% of the fair market value of our common stock on the purchase date. The weighted average per share fair value for stock purchase offerings under our Purchase Plan during 2011 and 2012 was $9.55 and $2.41. There were no participants enrolled in our new stock purchase offerings in 2010 under our Purchase Plan. As of December 31, 2012, there were 18,288 shares available for future issuance under the Purchase Plan.

Reserved Shares

At December 31, 2012, shares of common stock reserved for future issuance inclusive of outstanding option shares are as follows:

2011 Equity incentive plan 2000 Equity incentive plan	116,667 220,360
2000 Non-employee directors’ stock option plan	6,796
2000 Employee stock purchase plan	18,288

362,111

TELIK, INC.

NOTES TO FINANCIAL STATEMENTS

Stock Option Plan Activity Summary

A summary of activity under our stock option plans is as follows:

	Shares Available for Grant	Number of Options Outstanding	Weighted average exercise price per share	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Balance, December 31, 2010	—	387,616	$218.40
2000 Plan options expired ……..	—	(96,657)	$250.32
Authorized ………………………	116,667 (a)	—	—
Granted…………………………	(84,198)	84,198	$20.69
Exercised ……………………..	—	(9,001)	$23.87
Canceled.	3,084	(3,084)	$20.70

Balance, December 31, 2011	35,553	363,072	$170.55
2000 Plan options expired	—	(53,427)	$258.49
2000 Directors’ Plan options expired	—	(1,375)	$299.09
Granted	(1,332)	1,332	$4.80
Canceled	3,562	(3,562)	$19.18

Outstanding at December 31, 2012	37,783	306,040	$155.66	5.48	$-0-

Vested and expected to vest at December 31, 2012		284,688	$164.63	5.40	$-0-

Exercisable at December 31, 2012		257,660	$178.39	5.17	$-0-

(a)	2011 Equity Incentive Plan adopted in March 2011 and approved by stockholders in May 2011.

The weighted average fair value of options granted during 2012 and 2011 was $4.01 and $16.45. There were no options granted in 2010. There were no options exercised during the year ended December 31, 2012 and 2010. The total intrinsic value of options exercised during the year ended December 31, 2011 was $29,000. The total fair value of shares vested during the years ended December 31, 2012, 2011 and 2010 was $747,000, $1.5 million and $1.9 million.

Stock-Based Compensation under ASC 718

Employee stock-based compensation expenses recognized in the years ended December 31, 2012, 2011 and 2010 were calculated based on awards ultimately expected to vest and have been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

TELIK, INC.

NOTES TO FINANCIAL STATEMENTS

Total estimated stock-based compensation expense, related to all of our share-based payment awards, recognized under ASC 718 comprised of the following:

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Research and development	$285	$715	$852
General and administrative	411	843	1,240

Stock-based compensation expense before taxes	696	1,558	2,092
Related income tax benefits	—	—	—

Effect on net loss	$696	$1,558	$2,092

Because we had a net operating loss carryforward as of December 31, 2012, no tax benefits for the tax deductions related to stock-based compensation expense were recognized in our Statements of Operations. Additionally, no incremental tax benefits were recognized from stock options exercised in the years ended December 31, 2012, 2011 and 2010, which would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities. As of December 31, 2012, $183,000 of total unrecognized compensation costs, net of forfeitures, related to non-vested awards was expected to be recognized over a weighted average period of 0.55 year.

Valuation assumptions

Assumptions used in the Black-Scholes model were as follows:

	Stock Option Plans			Stock Purchase Plan
	2012	2011	2010	2012	2011	2010
Weighted average expected stock price volatility	111.0%	104.9%	N/A	107.7%	88.2%	N/A
Weighted average risk-free interest rate ..	1.29%	2.14%	N/A	0.21%	0.26%	N/A
Weighted average expected life (in years)	6.08	5.53	N/A	1.18	1.25	N/A
Weighted average expected dividend yield	—	—	—	—	—	—

9.    Income Taxes

We have incurred net losses since inception and, consequently, have not recorded any U.S. federal and state income taxes.

The provision for income taxes differs from the expected tax expense computed by applying the statutory federal income tax rate to loss before taxes as follows:

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Tax at Federal statutory rate	$(2,710)	$(4,088)	$(8,406)
State tax, net of federal income tax benefit	(465)	(701)	(1,424)
Research and development credit	(51)	(51)	(239)
Un-benefitted losses	3,212	4,710	10,324
Other individually immaterial items	14	130	(255)

Provision for income taxes	$—	$—	$—

TELIK, INC.

NOTES TO FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effects of net operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows:

	December 31,
	2012	2011
	(in thousands)
Deferred tax assets
Net operating loss carryforwards	$17,131	$11,476
Tax credits carryforwards	4,424	4,373
Capitalized research expenses	1	7,622
Stock based compensation	5,048	6,571
Other	629	1,518

Total deferred tax assets	27,233	31,560
Valuation allowance	(27,233)	(31,560)

Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon the generation of future taxable income, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance decreased by $4.3 million at December 31, 2012, decreased by $85.9 million in 2011 and increased by $7.1 million in 2010.

As of December 31, 2012, we had U.S. federal and state net operating losses of approximately $39.1 million and $65.9 million, respectively. If not utilized, these carryforwards will begin to expire beginning in 2013 for federal and state purposes. Approximately $10.6 million of the federal and $8.2 million of the state net operating loss carryforwards represents the stock option deduction arising from activity under the Company’s stock option plan, the benefit of which will increase additional paid in capital when realized. For federal and state income tax purposes, a portion of the Company’s net operating loss carryforward is subject to certain limitations on annual utilization in case of changes in ownership, as defined by federal and state tax laws. The annual limitation may result in the expiration of the net operating loss before utilization.

We have research credit carryforwards of approximately $6.7 million for state income tax purposes. California state research and development credits can be carried forward indefinitely.

TELIK, INC.

NOTES TO FINANCIAL STATEMENTS

Effective January 1, 2007, we adopted ASC 740-10-25. This interpretation clarifies the criteria for recognizing income tax benefits under ASC 740, “Accounting for Income Taxes,” and requires additional disclosures about uncertain tax positions. Under ASC 740-10-25 the financial statement recognition of the benefit for a tax position is dependent upon the benefit being more likely than not to be sustainable upon audit by the applicable taxing authority. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement. Upon adoption of ASC 740-10-25 on January 1, 2007, we recognized a $14.2 million increase in our liability for unrecognized income tax benefits, and did not recognize a decrease to Retained Earnings. A reconciliation of the beginning and ending amount of the consolidated liability for unrecognized income tax benefits during the twelve-month period ended December 31, 2012 is as follows:

	2012	2011
	(in thousands)
Balance at January 1	$8,145	$9,214
Additions for tax positions related to current year	43	63
Reductions for tax positions of prior years	—	(1,132)
Settlements during the current year	—	—

Balance at December 31	$8,188	$8,145

Interest and penalty costs related to unrecognized tax benefits are classified as a component of “Income Tax Expense” in the accompanying statement of operations and the corresponding liability in “Income Taxes Payable” or “Prepaid Income Taxes” in the accompanying balance sheet. We, however, did not recognize any interest expense related to unrecognized tax benefits for the year ended December 31, 2012.

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are subject to U.S. federal income tax examination for calendar tax years ending 2008 through 2012. Additionally, we are subject to various state income tax examinations for the 1990 through 2012 calendar tax years. The federal and U.S. state taxing authorities may choose to audit tax returns for tax years beyond the statute of limitation period due to significant tax attribute carryforwards from prior years, making adjustments only to carryforward attributes. The Company is not currently under audit in any major tax jurisdiction.

10.    Subsequent Events

Stock Offerings

In the first two months of 2013, we sold 1,870,830 shares of our Common Stock under the At Market Issuance Sales Agreement with McNicoll, Lewis & Vlak LLC and received approximately $ 3.6 million in net proceeds after deducting commissions and other related expenses.

Operating Lease

In November 2010, we entered into arrangements to sublease our facility located at 3165 Porter Drive in Palo Alto, California, which consists of approximately 92,000 square feet of research and office space. The sublease term commenced in November 2010 and will expire on May 31, 2014, the date on which the current term of our master lease for the facility expires. However, if the master lease is terminated for any reason prior to this date, the sublease will terminate concurrently. As of February 2013, the remaining lease payments to our landlord, ARE-San Francisco No. 24, LLC, or ARE, through the end of the master lease total approximately $4.5 million, and the remaining sublease income to Telik through the same period total approximately $3.2 million.

TELIK, INC.

NOTES TO FINANCIAL STATEMENTS

On February 19, 2013, we entered into an agreement with ARE pursuant to which the premises was voluntarily surrendered, the master lease and sublease were terminated as of February 28, 2013, we were relieved of further obligations under the master lease and further rights to rental income under the sublease, and we agreed to pay a termination fee to ARE of approximately $0.7 million. In addition to the termination fee, if we receive $15 million or more in additional financing, an additional termination fee of $0.6 million will be due to ARE, but otherwise forgiven.

On February 27, 2013, Telik entered into an arrangement to sublease a facility at 2100 Geng Road, Suite 102, Palo Alto, California in which to relocate our principal executive offices. The term of the Geng Road Sublease commenced on March 1, 2013 and expires on November 30, 2014, the date on which the current term of the Geng Road Master Lease expires. However, if the Geng Road Master Lease is terminated for any reason prior to this date, the Geng Road Sublease will terminate concurrently. Upon execution of the agreement, we paid Sublessor the first month’s rent with second month’s rent due on March 28, 2013, and deposited into an escrow account approximately $219,000 which represents the total rent due for the remaining term (May 1, 2013 thru November 30, 2014).

11.    Quarterly Financial Information (unaudited)

Selected quarterly financial information is summarized below (in thousands except per share amounts):

SELECTED QUARTERLY FINANCIAL INFORMATION

	2012				2011
Quarter ended	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
Total revenues	$—	$—	$—	$—	$—	$—	$—	$—
Operating costs and expenses:
Research and development	736	867	932	989	1,102	1,305	1,465	1,694
General and administrative	1,032	1,011	1,123	1,289	1,401	1,550	1,546	1,994
Facility exit costs	—	—	—	—	—	—	—	—
Restructuring costs	—	—	—	—	—	—	—	—

Total operating costs and expenses	1,768	1,878	2,055	2,278	2,503	2,855	3,011	3,688

Loss from operations	(1,768)	(1,878)	(2,055)	(2,278)	(2,503)	(2,855)	(3,011)	(3,688)
Interest and other income (expense), net	2	2	3	1	4	7	10	14

Net loss	$(1,766)	$(1,876)	$(2,052)	$(2,277)	$(2,499)	$(2,848)	$(3,001)	$(3,674)

Net loss per share, basic and diluted (1) (2)	$(0.66)	$(0.78)	$(1.11)	$(1.25)	$(1.38)	$(1.58)	$(1.67)	$(2.05)
Weighted average shares used in computing net loss per share, basic and diluted (2)	2,687	2,395	1,849	1,816	1,805	1,799	1,799	1,790

(1)	Net loss per share for each quarter are calculated as a discrete period; the sum of four quarters may not equal the calculated full year amount.
(2)	Adjusted for the 1-for-30 reverse stock split as discussed in Notes 1 and 8

Exhibit Index

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation. (2)
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (16)
3.3	Amended and Restated Bylaws. (10)
3.4	Registrant’s Certificate of Designation of Series A Junior Participating Preferred Stock. (5)
3.5	Registrant’s Certificate of Elimination with respect to Series A Junior Participating Preferred Stock. (18)
4.1	Specimen Common Stock Certificate. (1)
10.1	Form of Indemnity Agreement. (1) (3)
10.2	2011 Equity Incentive Plan and related documents (3)(13)
10.3	2000 Equity Incentive Plan and related documents. (3) (4)
10.4	2000 Employee Stock Purchase Plan and Offering. (3) (4)
10.5	2000 Non-Employee Directors’ Stock Option Plan and Agreement. (3) (11)
10.6	1996 Stock Option Plan and forms of grant thereunder. (3) (4)
10.7	1988 Stock Option Plan and forms of grant thereunder. (3) (4)
10.8	Form of Non-Plan Stock Option Agreement. (3) (4)
10.9	Telik, Inc. Executive Officer Bonus Plan. (3)(9)
10.10	Amended and Restated Employment Agreement between Michael M. Wick, M.D., Ph.D. and Telik, dated December 17, 2008, as amended. (3) (12)
10.11	Agreement for Termination of Lease and Voluntary Surrender of Premises dated February 19, 2013, by and between Telik and ARE-San Francisco No. 24, LLC. (6)
10.12	Sublease between Telik and Boomerang.com, Inc. dated February 27, 2013 (17)
10.13	Lease, between Telik and Aricent US, Inc., dated November 22, 2010. (14)
10.14*	Manufacturing Supply Agreement dated July 1, 2004, by and between Telik and Organichem Corporation. (7)
10.15	Telik, Inc. Change of Control Severance Benefit Plan, dated February 21, 2003, amended December 17, 2008. (3) (12)
10.16	At Market Issuance Sales Agreement, dated August 30, 2011, by and between Telik, Inc., and McNicoll, Lewis & Vlak LLC. (15)
14.1	Telik, Inc. Code of Conduct. (8)
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on the signature pages hereto)
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Document
101.DEF**	XBRL Taxonomy Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Link Document

*	Confidential treatment has been granted for portions of this document. The information omitted pursuant to such confidential treatment order has been filed separately with the Securities and Exchange Commission.

**	These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

(1)	Incorporated by reference to exhibits to our Registration Statement on Form S-1, filed on April 3, 2000, as amended (File No. 333-33868).

(2)	Incorporated by reference to exhibits to our Annual Report on Form 10-K for the year ended December 31, 2001, as filed on March 27, 2002.

(3)	Management contract or compensatory arrangement.

(4)	Incorporated by reference to exhibits to our Registration Statement on Form S-8, as filed on August 30, 2000 (File No. 333-44826).

(5)	Incorporated by reference to exhibits to our Current Report on Form 8-K dated November 2, 2001, as filed on November 5, 2001.

(6)	Incorporated by reference to exhibits to our Current Report on Form 8-K dated February 19, 2013, as filed on February 22, 2013.

(7)	Incorporated by reference to exhibits to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, as filed on November 8, 2004.

(8)	Incorporated by reference to exhibits to our Annual Report on Form 10-K for the year ended December 31, 2003, as filed on March 5, 2004.

(9)	Incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the year ended December 31, 2006, as filed on February 28, 2007.

(10)	Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K dated December 11, 2007, as filed on December 14, 2007.

(11)	Incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 2007, as filed on March 3, 2008.

(12)	Incorporated by reference to exhibits to our Current Report on Form 8-K dated December 17, 2008, as filed on December 23, 2008.

(13)	Incorporated by reference to Appendix E to our Proxy Statement for the Annual Meeting of Stockholders, as filed on May 16, 2011.

(14)	Incorporated by reference to exhibits to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, as filed on August 12, 2011.

(15)	Incorporated by reference to Exhibit 10.17 to our Current Report on Form 8-K dated August 30, 2011, as filed on August 31, 2011.

(16)	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated March 28, 2012, as filed on March 30, 2012.

(17)	Incorporated by reference to exhibits to our Current Report on Form 8-K dated February 27, 2013, as filed on March 5, 2013.

(18)	Incorporated by reference to Exhibit 3.4 to our Annual Report on Form 10-K for the year ended December 31, 2011, as filed on February 27, 2012.