Form 10-Q
period 2013-03-31
TELIK INC
filed 2013-05-10
CIK 1109196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                     TO                     .

COMMISSION FILE NUMBER: 0-31265

TELIK, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	93-0987903
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

2100 Geng Road, Suite 102, Palo Alto, CA 94303

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No   ☒

The number of shares of common stock outstanding as of April 30, 2013 was 4,560,030.

TELIK, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

TELIK, INC.

CONDENSED BALANCE SHEETS

(In thousands)

	March 31, 2013	December 31, 2012
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$4,216	$4,747
Short-term investments	1,401	—
Interest and other receivables	6	5
Prepaids and other current assets	480	626

Total current assets	6,103	5,378
Restricted investments	—	250
Other assets	104	—

Total assets	$6,207	$5,628

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$30	$151
Accrued clinical trial costs	129	154
Accrued compensation	312	313
Accrued liabilities	310	481
Accrued contingent lease termination fee	591	—
Short-term deferred rent	—	4
Current portion of facility exit costs	—	1,022

Total current liabilities	1,372	2,125
Noncurrent portion of facility exit costs	—	441
Commitments and contingencies
Stockholders’ equity:
Common stock	46	27
Additional paid-in capital	555,026	551,335
Accumulated deficit	(550,237)	(548,300)

Total stockholders’ equity	4,835	3,062

Total liabilities and stockholders’ equity	$6,207	$5,628

See accompanying Notes to Condensed Financial Statements.

TELIK, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Operating costs and expenses:
Research and development	$786	$989
General and administrative	1,160	1,289

Total operating costs and expenses	1,946	2,278

Loss from operations	(1,946)	(2,278)
Interest and other income, net	9	1

Net loss	$(1,937)	$(2,277)

Basic and diluted net loss per share	$(0.46)	$(1.25)

Shares used to calculate basic and diluted net loss per share	4,199	1,816

Net loss	$(1,937)	$(2,277)
Other comprehensive income, net of tax:
Changes in net unrealized gains on investments	—	—

Comprehensive loss	$(1,937)	$(2,277)

See accompanying Notes to Condensed Financial Statements.

TELIK, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(1,937)	$(2,277)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	140	246
Changes in assets and liabilities:
Other receivables	(1)	(2)
Prepaid expenses and other current assets	146	(81)
Other assets	(104)	—
Accounts payable	(121)	6
Accrued liabilities	(201)	(192)
Accrued facility exit costs and contingent lease termination fee	(872)	(368)

Net cash used in operating activities	(2,950)	(2,668)

Cash flows from investing activities:
Purchases of investments	(1,401)	(2,735)
Sales of investments	250	—
Maturities of investments	—	1,900

Net cash used in investing activities	(1,151)	(835)

Cash flows from financing activities:
Proceeds from issuance of common stock	3,570	3

Net cash provided by financing activities	3,570	3

Net decrease in cash and cash equivalents	(531)	(3,500)
Cash and cash equivalents at beginning of period	4,747	9,046

Cash and cash equivalents at end of period	$4,216	$5,546

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

Going Concern

We believe our existing cash resources will be sufficient to fund our projected operating requirements into at least the fourth quarter of 2013. However, our ability to continue as a going concern is subject to significant uncertainty, including but not limited to, the level of progress of our current clinical development plan and our ability to raise adequate capital to fund such plan. We have been and are currently seeking collaborative arrangements with corporate partners to fund the development and commercialization of TELINTRA, our lead product candidate and TELCYTA, our other product candidate. While we were able to raise $3.6 million through the sale of our common stock in the first quarter of 2013, we continue to evaluate options to raise additional funds through equity or debt financings as well as other sources such as research grants from non-profit organizations. However, we cannot provide any assurances that we will be successful in obtaining additional funding. We have incurred significant losses from operations and expect to continue to incur losses for the foreseeable future. In the event we are unable to obtain sufficient additional funding within the next two quarters to enable us to commence a Phase 3 registration trial of TELINTRA, we will be required to focus on other strategic alternatives including the further restructuring of our operations to conserve resources, the sale of company assets, in whole or in part, ceasing operations, or some other arrangement through which the value of our assets to stockholders could be optimized. These conditions raise a substantial doubt about our ability to continue as a going concern.

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

Stock Offerings

In August 2011, we filed a shelf registration statement on Form S-3 to offer and sell, from time to time, equity securities in one or more offerings up to a total dollar amount of $25.0 million. On August 30, 2011, we entered into an At Market Issuance Sales Agreement, or Sales Agreement, with McNicoll, Lewis & Vlak LLC, or MLV, pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $7.0 million from time to time through MLV as our sales agent. For the three months ended March 31, 2013, we sold 1,870,830 shares of our common stock and received approximately $3.6 million in net proceeds under the Sales Agreement after deducting commissions and other related expenses. Since entering into the Sales Agreement, we had sold 2,759,821 shares of our common stock and received approximately $5.8 million in net proceeds.

Our ability to sell shares of our common stock pursuant to the Sales Agreement is subject to share volume limitations, market conditions and our continued listing on the Nasdaq Capital Market. There is no assurance that we may be able to raise any additional funds in the future under the Sales Agreement.

2.	Basis of Presentation and Summary of Significant Accounting Policies

We have prepared the accompanying condensed financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, or the Exchange Act. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We believe all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included herein. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or any other future period. The condensed balance sheet at December 31, 2012 has been derived from the audited financial statements at that date. You should read these condensed financial statements and notes in conjunction with our audited financial statements for the year ended December 31, 2012, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2013.

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

Stock-based Compensation

Total estimated stock-based compensation expense, related to all of our share-based payment awards recognized under ASC 718, “Compensation—Stock Compensation” was comprised of the following:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Research and development	$58	$99
General and administrative	82	147

Stock-based compensation expense before taxes	140	246

Effect on net loss	$140	$246

Because we had a net operating loss carryforward as of March 31, 2013, no tax benefits for the tax deductions related to stock-based compensation expense were recognized in our Condensed Statements of Operations and Comprehensive Loss. Additionally, no incremental tax benefits were recognized from stock options exercised in the three months ended March 31, 2013 and 2012, which would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities. As of March 31, 2013, $74,000 of total unrecognized compensation costs, net of forfeitures, related to non-vested service based awards is expected to be recognized over a weighted average period of 0.47 year.

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

	Stock Option Plans		Stock Purchase Plan
	Three Months Ended March 31,		Three Months Ended March 31,
	2013*	2012	2013**	2012
Expected stock price volatility	N/A	111.0%	N/A	107.8%
Risk-free interest rate	N/A	1.29%	N/A	0.21%
Expected life (in years)	N/A	6.08	N/A	1.25
Expected dividend yield	N/A	—	N/A	—

*	We did not grant any stock options in the quarter ended March 31, 2013.
**	We did not have any new ESPP participants in the quarter ended March 31, 2013.

4.	Basic and Diluted Net Loss per Share

Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period.

Weighted average outstanding options to purchase 294,835 and 357,655 shares of our common stock before application of the treasury method for the three months ended March 31, 2013 and 2012 were excluded from the diluted net loss per common share calculations because inclusion of such options would be anti-dilutive.

5.	Fair Value Measurements on a Recurring Basis

We measure certain financial assets at fair value on a recurring basis, including cash equivalents and available-for-sale securities. The fair value of these financial assets was determined based on a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. Government agency securities and U.S. treasury notes held in our account are recorded at their estimated fair value. Since these securities generally have market prices from multiple sources and it can be difficult to select the best individual price directly from the quoted prices in the active markets, therefore we use Level 2 inputs for the valuation of these securities. Using the Level 2 inputs, a “consensus price” or a weighted average price for each of these securities can be derived from a distribution-curve-based algorithm which includes market prices obtained from a variety of industrial standard data providers (e.g. Bloomberg), security master files from large financial institutions, and other third-party sources.

The following table presents information about our financial assets that are measured at fair value on a recurring basis as of March 31, 2013 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

		Fair Value Measurement at March 31, 2013 Using
	March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Available-for-sale securities:
Money market funds	$2	$2	$—	$—
US treasury notes	400	—	400	—
US government agencies	3,251	—	3,251	—

Total	$3,653	$2	$3,651	$—

The following table presents information about our financial assets that are measured at fair value on a recurring basis as of December 31, 2012, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurement at December 31, 2012 Using
	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Available-for-sale securities:
Money market funds	$85	$85	$—	$—
US government agencies	3,575	—	3,575	—

Total	$3,660	$85	$3,575	$—

There were no transfers between Level 1 and Level 2 measurements in the three months ended March 31, 2013 and in the year ended December 31, 2012.

6.	Cash, Cash Equivalents, Investments and Restricted Investments

The following is a summary of estimated fair value of cash and cash equivalents, investments and restricted investments:

	March 31, 2013	December 31, 2012
	(in thousands)
Certificate of deposits	$—	$250
US treasury notes	400	—
US government agencies enterprises	3,251	3,575
Cash and money market funds	1,966	1,172

Total	$5,617	$4,997

Reported as:
Cash and cash equivalents	$4,216	$4,747
Short-term investments	1,401	—
Restricted investments	—	250

Total	$5,617	$4,997

There were no realized gains or losses on sales of available-for-sale securities for the three months ended March 31, 2013 and the year ended December 31, 2012. There were no unrealized gains or losses on available-for-sale securities as of March 31, 2013 and December 31, 2012.

As of March 31, 2013 and December 31, 2012, all marketable debt securities held as available-for-sale are expected to mature in less than a year.

7.	Facility Exit Costs and Accrued Contingent Lease Termination Fee

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

On February 19, 2013, we entered into an agreement with our landlord, ARE San Francisco No.24, LLC, or ARE, pursuant to which the premises was voluntarily surrendered, the master lease and sublease were terminated as of February 28, 2013, we were relieved of further obligations under the master lease and further rights to rental income under the sublease, and we agreed to pay a termination fee to ARE of approximately $0.7 million. Prior to the termination of these agreements, the remaining lease payments to ARE, through the end of the master lease totaled approximately $4.5 million, and the remaining sublease income to Telik through the same period totaled approximately $3.2 million. In addition to the termination fee, if we receive $15 million or more in additional financing, an additional termination fee of $0.6 million will be due to ARE, but otherwise forgiven. As a result of the termination agreement, we reversed the remaining facility exit cost liability, recorded $591,000 as accrued contingent lease termination fee and included the net charge in general and administrative expenses in the Condensed Statements of Operations and Comprehensive Loss in the quarter ended March 31, 2013.

The following table summarizes the activities related to accrued facility exit costs for the three months ended March 31, 2013 (in thousands):

Balance as of December 31, 2012	$1,463
Lease payments made during the period	(603)
Sublease income received during the period	418
Termination fee paid or applied using deposit	(714)
Amount transferred to contingent termination fee	(564)

Balance as of March 31, 2013	$—

8.	Commitments & Contingencies

Operating Leases

On February 27, 2013, we entered into a 22-month lease agreement for 3,075 square feet of office space at 2100 Geng Road in Palo Alto, California and relocated our corporate offices to this facility in March 2013. Upon execution of the agreement, we paid the sublessor the first month’s rent and we paid the second month’s rent on March 28, 2013, and deposited into an escrow account approximately $219,000 which represents the total rent due for the remaining term (May 1, 2013 thru November 30, 2014).

Total future rental payments under our non-cancelable operating leases as of March 31, 2013 was approximately $9,000 and none for the year 2014 and beyond. In addition, we recorded a $591,000 contingent lease termination fee, in connection with the termination of our master lease and sublease of our Porter Drive facility, which is payable to ARE if we receive $15 million or more in aggregate financing or licensing payments, in one or more transactions.

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

The following discussion and analysis should be read in conjunction with the unaudited condensed financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 15, 2013.

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

We have incurred significant net losses since inception and expect to incur losses for the remainder of the year as we continue our research and development activities. During the three months ended March 31, 2013, loss from operations was $1.9 million and net loss was $1.9 million. Net cash used in operations for the three months ended March 31, 2013 was $3.0 million and net cash, cash equivalents and investments at March 31, 2013 were $5.6 million. As of March 31, 2013, we had an accumulated deficit of $550.2 million.

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

Going Concern

Our financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should we be unable to continue as a going concern. While we were able to raise $3.6 million in the three months ended March 31, 2013 through the Sales Agreement with MLV, we believe our current existing cash resources will only be sufficient to fund our projected operating requirements into the fourth quarter of 2013, including completing patient treatment in our current trials and providing sufficient funds for working capital and general corporate purposes. However, our ability to continue as a going concern is subject to significant uncertainty, including but not limited to, the level of progress of our current clinical development plan with respect to a Phase 3 placebo-controlled randomized registration trial of TELINTRA for the treatment of Low to Intermediate-1 risk MDS and our ability to raise adequate capital to fund this trial given our limited cash resources. In order to continue as a going concern, we will require substantial additional financing to fund our current and future operations and continue our clinical product development programs, and our ability to continue as a viable entity will be dependent on our ability to obtain funding in a timely manner. We have been and are currently seeking collaborative arrangements with corporate partners to fund the development and commercialization of TELINTRA. We continue to evaluate options to raise additional funds through equity or debt financings and sales transactions as well as other sources such as research grants from non-profit organizations, but cannot provide any assurances that we will be successful in obtaining additional funding on terms acceptable to us, or at all. In the event we are unable to obtain sufficient additional funding within the next two quarters to enable us to commence a Phase 3 registration trial of TELINTRA, we will be required to focus on other strategic alternatives including the further restructuring of our operations to conserve resources, the sale of company assets, in whole or in part, ceasing operations, or some other arrangement through which the value of our assets to stockholders could be optimized. These conditions raise substantial doubt about our ability to continue as a going concern.

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

In 2012, we applied for orphan drug eligibility for TELINTRA for the treatment of MDS and were granted that designation by the US Food and Drug Administration, or FDA, in January 2013. We also completed an End of Phase 2 meeting with the FDA in January 2013 and a preliminary agreement was reached regarding the design of a Phase 3 placebo-controlled randomized registration trial of TELINTRA for the treatment of Low to Intermediate-1 risk MDS, using red-blood-cell transfusion independence as the endpoint. We completed the design of our Phase 3 registration trial in accordance with the FDA’s guidance and have submitted to the agency for final review. In order to focus our resources on the TELINTRA MDS registration program, we have decided to stop further enrollment in our ongoing Phase 2 exploratory trials mentioned above. We will require substantial additional capital in order to initiate a Phase 3 registration trial of TELINTRA and we cannot provide any assurance that we will be successful in obtaining this funding.

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

Preclinical Drug Product Development

TLK60404—Aurora Kinase/VEGFR Inhibitors

We have a small molecule compound inhibiting both Aurora kinase and VEGFR kinase. Aurora kinase is a signaling enzyme whose function is required for cancer cell division, while VEGF plays a key role in tumor blood vessel formation, ensuring an adequate supply of nutrients to support tumor growth. The lead compounds of our first dual inhibitor program met a development milestone in August 2008 by demonstrating anticancer activity in preclinical models of human colon cancer and human leukemia. These lead compounds prevented tumor growth in preclinical models of human colon cancer and human leukemia by inhibiting both Aurora kinase and VEGFR kinase. Our data support the concept that dual inhibition of Aurora kinase and VEGFR kinase represents a promising approach for anticancer therapy. A development drug product candidate, TLK60404, has been selected. While we have conducted some preclinical safety studies, we have placed this development program on hold in an effort to conserve resources.

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

Nasdaq Listing Compliance

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenues and expenses during the reporting periods. On an on-going basis, we evaluate our estimates and judgments related to revenue recognition and clinical development costs. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates under different assumptions or conditions.

There has been no material change in our critical accounting policies and significant judgments and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2012.

Results of Operations

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2013 and 2012 were $786,000 and $989,000. Our research and development activities consist primarily of drug development, clinical supply manufacturing, clinical activities, discovery research, screening and identification of product candidates and preclinical studies. We group these activities into two major categories: “research and preclinical” and “clinical development.”

The approximate costs associated with research and preclinical and clinical development activities were as follows:

	Three Months Ended March 31,		% Change
	2013	2012
	(in thousands, except percentages)
Research and preclinical	$238	$305	(22)%
Clinical development	548	684	(20)%

Total research and development	$786	$989	(21)%

The decrease of 21%, or $203,000, in research and development expenses for the three months ended March 31, 2013 compared to the same period in 2012, was primarily due to decreased costs of $126,000 associated with headcount reduction, reduced stock compensation of approximately $41,000 and $32,000 in reduced facility and IT costs.

We expect our total research and development expenditures in the next twelve months to decrease as we stop enrolling new patients in our current phase 2 clinical studies. We are focusing our efforts on establishing FDA concurrence on the trial design of a Phase 3 placebo-controlled randomized registration trial of TELINTRA for the treatment of Low to Intermediate-1 risk MDS and seeking additional capital to fund the program. In the event we are able to obtain sufficient funding to commence our Phase 3 registration trial, our total research and development expenditures will increase.

The following table summarizes our principal drug product candidate development initiatives:

	Related R&D Expenses Three Months ended March 31,
Product	2013	2012
	(In thousands)
TELCYTA	$—	$146
TELINTRA	786	843

Total research and development expenses	$786	$989

A large component of our total operating expenses is our ongoing investment in our research and development activities and, in particular, the clinical development of our product candidate pipeline. The process of conducting the clinical research necessary to obtain FDA approval is costly and time consuming. Current FDA requirements for a new human drug to be marketed in the United States include:

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

In view of the factors mentioned above, we consider the active management and development of our clinical pipeline to be crucial to our long-term success. The actual probability of success for each candidate and clinical program may be impacted by a variety of factors, including, among others, the quality of the candidate, the validity of the target and disease indication, early clinical data, investment in the program, competition, manufacturing capability and commercial viability. While we expect to focus the majority of our resources on the development and commercialization of TELINTRA, it is nonetheless difficult to give accurate guidance on the anticipated proportion of our research and development investments or the future cash inflows from these programs, based on the aforementioned factors and others.

General and Administrative Expenses

	Three Months Ended March 31,		% Change
	2013	2012
	(in thousands, except percentages)
General and administrative	$1,160	$1,289	(10)%

The decrease in general and administrative expenses of 10%, or $129,000, for the three months ended March 31, 2013 compared to the same period in 2012, was primarily due to a decrease of $246,000 in headcount, stock compensation and corporate administrative expenses and partially offset by a $90,000 increase in financial advisory and other professional service expenses, and $28,000 of non-cash accretion charge related to the write-off of our remaining facility exit cost liability in connection with the Porter Drive master lease and sublease termination agreements.

We expect future general and administrative expenses to decrease as we undertake efforts to conserve cash.

Stock-Based Compensation Expense

Employee stock-based compensation expense related to our share-based payment awards was as follows:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Research and development	$58	$99
General and administrative	82	147

Stock-based compensation expense before taxes	140	246

Effect on net loss	$140	$246

The decrease in employee stock-based compensation expense for the three months ended March 31, 2013 compared with the same period in 2012 was primarily due to fewer option shares vested in 2013 as a result of headcount reduction.

Interest Income and Interest Expense

	Three Months Ended March 31,		%
	2013	2012	Change
	(in thousands, except percentages)
Interest and other income (expense), net	$9	$1	800%

The increase in interest and other income, net of approximately $8,000 for the three months ended March 31, 2013 compared to the same period in 2012 was due primarily to a gain from the sale of office equipment.

Liquidity and Capital Resources

	March 31, 2013	December 31, 2012
	(In millions, except ratios)
Cash, cash equivalents, investments and restricted investments	$5.6	$5.0
Working capital	$4.7	$3.3
Current ratio	4.4 : 1	2.5 : 1

	Three Months Ended March 31,
	2013	2012
	(In millions)
Cash (used in) / provided by:
Operating activities	$(3.0)	$(2.7)
Investing activities	$(1.2)	$(0.8)
Financing activities	$3.6	$0.0

Sources and Uses of Cash. Due to significant research and development expenditures and the lack of any approved products to generate revenue, we have not been profitable and have generated operating losses since we incorporated in 1988. As such, we have funded our research and development operations through the sale of equity securities, non-equity payments from corporate partners, interest earned on investments, government grants and equipment lease and loan financings. At March 31, 2013, we had available cash, cash equivalents and investments of $5.6 million. Our cash and investment balances are held in a variety of interest-bearing instruments including obligations of U.S. government agencies, U.S. treasury notes and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk.

Cash Flows from Operating Activities. Cash used in operations for the three months ended March 31, 2013 was $3.0 million compared with $2.7 million for the same period in 2012. Net loss of $1.9 million in the three months ended March 31, 2013 included non-cash charges of $140,000 for stock-based compensation. Cash used in operations was further impacted by a net $872,000 reduction in accrued facility exit costs and contingent lease termination fee primarily due to our lease termination agreements for our Porter Drive facility which is detailed in Note 7 of the Notes to Condensed Financial Statements. Cash used in operations was further impacted by a $201,000 reduction in accrued liabilities primarily due to payments related to our annual audit and franchise tax. Operating cash outflows for the same period in 2012 resulted primarily from a net loss of $2.3 million which included non-cash charges of $246,000 for stock-based compensation. Cash used in operations was further impacted by a $192,000 reduction in accrued liabilities primarily due to payments related to our annual audit and patent related legal expenses and a $368,000 reduction in accrued facility exit costs due to payments made on our Porter Drive facility which were partially offset by sublease payments received.

Cash Flows from Investing Activities. Cash used in investing activities for the three months ended March 31, 2013 was $1.2 million compared with cash provided of $835,000 for the same period in 2012. Cash used in the three months ended March 31, 2013 was primarily from $1.4 million in the purchase of available-for-sale investments and was partially offset by the sale of restricted investments of $250,000. Cash used in investing activities for the same period in 2012 was primarily for the purchase of available-for-sale investments of $2.7 million and was partially offset by $1.9 million in investment maturities. We had no capital expenditures for the three months ended March 31, 2013 or 2012.

Cash Flows from Financing Activities. Cash provided by financing activities for the three months ended March 31, 2013 was approximately $3.6 million compared with $3,000 for the same period in 2012. Cash provided by financing activities for the three months ended March 31, 2013 was primarily from sales of our common stock under the Sales Agreement with MLV of about $3.6 million in net proceeds. Cash provided by financing activities for the three months ended March 31, 2012 was primarily due to proceeds from stock purchases under our employee stock purchase plan.

Working Capital. Working capital increased to $4.7 million at March 31, 2013 from $3.3 million at December 31, 2012. The increase in working capital was primarily due to sales of our common stock under the Sales Agreement with MLV and was partially offset by our use of cash for our clinical studies and operating expenses.

We believe our cash, cash equivalents and marketable securities as of March 31, 2013 will be sufficient to fund our projected operating requirements into at least the fourth quarter of 2013, including prosecuting our current trials and providing sufficient funds for working capital and general corporate purposes. In order to continue as a going concern, we will need sufficient additional capital to complete the clinical trials we are currently conducting. We may raise funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently. Our future capital uses and requirements depend on numerous factors, including the following:

•	the progress and success of preclinical studies and clinical trials of our product candidates;

•	the progress and number of research programs in development;

•	the costs associated with conducting Phase 2 and 3 clinical trials;

•	the costs and timing of obtaining regulatory approvals;

•	our ability to establish, and the scope of, any new collaborations;

•	our ability to meet the milestones identified in our collaborative agreements that trigger payments;

•	the costs and timing of obtaining, enforcing and defending our patent and intellectual property rights; and

•	competing technological and market developments.

We need to raise additional capital or incur indebtedness in the near term to continue to fund our future operations. We may seek to raise capital through a variety of sources, including collaborative arrangements, licensing arrangements, public equity markets, private equity financings, and/or public or private debt as well as other sources such as research grants from non-profit organizations. In August 2011, we filed a shelf registration statement on Form S-3 to offer and sell, from time to time, equity securities in one or more offerings up to a total dollar amount of $25.0 million. On August 30, 2011, we entered into the Sales Agreement with MLV whereby we may issue and sell shares of our common stock having an aggregate offering price up to $7.0 million, from time to time, through MLV as our sales agent. In conjunction with the Sales Agreement, MLV would receive compensation based on an aggregate of 4% of the gross proceeds on the sale price per share of our common stock. Any sales made pursuant to the Sales Agreement are deemed an “at-the-market” offering and would be made pursuant to the shelf registration statement on Form S-3. For the three months ended March 31, 2013, we sold 1,870,830 shares of our common stock through MLV under the Sales Agreement and received approximately $3.6 million in net proceeds after deducting commissions and other related expenses. As of March 31, 2013, we have sold 2,759,821 shares of our common stock and received approximately $5.8 million in net proceeds since entering into the Sales Agreement.

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

In the event we are unable to obtain sufficient additional funding within the next two quarters to enable us to commence a Phase 3 registration trial of TELINTRA, we will be required to focus on other strategic alternatives including the further restructuring of our operations to conserve resources, the sale of company assets, in whole or in part, ceasing operations, or some other arrangement through which the value of our assets to stockholders could be optimized.

Future Contractual Obligations. We had $9,000 in future contractual obligations related to equipment leases as of March 31, 2013. Our master lease and sublease of our facility located at 3165 Porter Drive in Palo Alto, California were terminated on February 28, 2013 and we entered into a termination agreement with ARE on February 19, 2013 to voluntarily surrender our premises. As a result of the termination agreement, we were relieved of further obligations under the master lease and further rights to rental income under the sublease and paid a termination fee of approximately $0.7 million. In addition to the termination fee, if we receive $15 million or more in additional financing, an additional termination fee of $0.6 million will be due to ARE, but otherwise forgiven.

On February 27, 2013, we entered into an arrangement to sublease a facility at 2100 Geng Road, Suite 102, Palo Alto, California in which to relocate our principal executive offices as the sublease of our former facility at 700 Hansen Way, Palo Alto, California expired on March 31, 2013. Upon execution of the agreement, we paid the sublessor the first month’s rent with second month’s rent due on March 28, 2013, and deposited into an escrow account approximately $219,000 which represents the total rent due for the remaining term (May 1, 2013 thru November 30, 2014).

We have a contractual obligation under the terms of our manufacturing supply agreement with AMRI Rennselaer, Inc., or AMRI, previously known as Organichem Corporation, wherein we are obligated to purchase a majority of our United States requirements for the active ingredient in TELCYTA for a number of years. However, we currently do not have any requirements for the active ingredient because we have ceased clinical development of TELCYTA in order to focus our resources on TELINTRA development. We have agreed on a pricing schedule for such supply, which will be subject to future renegotiation after a defined time period.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risk during the three months ended March 31, 2013 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4.	Controls and Procedures.

Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and Vice President, Finance and Controller, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. Based on such evaluation, our Chief Executive Officer and Vice President, Finance and Controller concluded that, subject to limitations described below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), were effective as of March 31, 2013.

Changes in internal control over financial reporting. There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 15, 2013, are set forth below. These risk factors have not substantively changed, except for those identified by asterisk and restated below.

If we are unable to raise adequate funds in the near future, we will not be able to continue to fund our operations, research programs, preclinical testing and clinical trials to develop and manufacture our drug product candidates, and our auditors have indicated that our recurring losses and net capital deficiency raise substantial doubt about our ability to continue as a going concern.*

The process of carrying out the development of our own unpartnered product candidates to later stages of development and developing other research programs to the stage that they may be partnered to a pharmaceutical or biotechnology company will require significant additional expenditures, including the expenses associated with preclinical testing, clinical trials and obtaining regulatory approval. Our independent registered public accounting firm has issued a report on our financial statements that includes an explanatory paragraph referring to our recurring losses from operations and expressing substantial doubt as to our ability to continue as a going concern without additional capital becoming available. While we have raised $3.6 million in additional funding in the first quarter of 2013, we believe our existing cash and investment securities will only be sufficient to complete the clinical trials we are currently conducting and support our current operating plan into the fourth quarter of 2013. However, in the event we are unable to obtain sufficient additional funding within the next two quarters to enable us to commence a Phase 3 registration trial of TELINTRA, we will be required to focus on other strategic alternatives including the further restructuring of our operations to conserve resources, the sale of company assets, in whole or in part, ceasing operations, or some other arrangement through which the value of our assets to stockholders could be optimized. Unanticipated changes in our research and development plans or other changes affecting our operating expenses may affect actual consumption of existing cash resources. In any event, we will require substantial additional financing in the near term in order to initiate a Phase 3 registration trial of TELINTRA and to fund our continued operations. We do not know whether additional financing will be available when needed or that, if available, we will be able to obtain financing on terms favorable to our stockholders. In addition, the tight credit markets and concerns regarding the availability of credit, particularly in the United States, may also negatively impact our ability to raise additional capital to fund our business. If we fail to maintain the minimum $1.00 per share listing requirement on the Nasdaq Capital Market, our ability to raise additional capital in the public equity market will also be significantly limited. As of March 31, 2013, our accumulated deficit was $550.2 million, and we expect to incur capital outlays and operating expenditures for the next several years as we continue our clinical, research and development activities. The extent of any actual increase in operating or capital spending will depend in part on the clinical success of our product candidates. If we fail to raise adequate funds on terms acceptable to us, if at all, we will not be able to continue to fund our operations, research programs, preclinical testing, clinical trials and manufacturing efforts. Having insufficient funds will require us to delay, scale back, or eliminate some or all of our activities, and our continued existence beyond the fourth quarter of 2013 is uncertain. We will be required to focus on other strategic alternatives including the further restructuring of our operations to conserve resources, the sale of company assets, in whole or in part, ceasing operations, or some other arrangement through which the value of our assets to stockholders could be optimized.

Raising additional capital by issuing securities or through collaboration and licensing arrangements may cause dilution to existing stockholders or require us to relinquish rights to our technologies or product candidates.*

In order to fund our current and future operations, including the initiation of a Phase 3 registration trial of TELINTRA, we need to raise additional funds through equity or debt financings, collaborative arrangements with corporate partners or other sources. On August 30, 2011 we entered into the Sales Agreement with MLV, pursuant to which we may issue and sell shares of our common stock having an aggregate offering price up to $7.0 million, from time to time, through the Sales Agreement. For the three months ended March 31, 2013, we sold 1,870,830 shares of our common stock through MLV under the Sales Agreement and received approximately $3.6 million in net proceeds after deducting commissions and other related expenses. As of March 31, 2013, we have sold 2,759,821 shares of our common stock and received approximately $5.8 million in net proceeds since entering into the Sales Agreement leaving approximately $1.0 million in aggregate offering price that can be sold under the Sales Agreement with MLV.

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

We have a history of net losses, which we expect to continue for the next several years should we have the ability to operate as a going concern. We will never be profitable unless we develop, and obtain regulatory approval and market acceptance of, our product candidates.*

To date, we have not obtained regulatory approval for the commercial sale of any products, and we have not received any revenue from the commercial sale of products. Due to the significant research and development expenditures required to develop our TRAP technology and identify new product candidates, and the lack of any products to generate revenue, we have not been profitable and have incurred operating losses since we were incorporated in 1988. As of March 31, 2013, we had an accumulated deficit of $550.2 million. Should we have the ability to operate as a going concern, we expect to incur losses for the next several years as we continue our research and development activities and incur significant clinical testing and drug supply manufacturing costs. We do not anticipate that we will generate product revenue for at least several years. Our losses, among other things, have caused and will cause our stockholders’ equity and working capital to decrease. We expect that this trend will continue until we develop, and obtain regulatory approval and market acceptance of, our product candidates, if at all. We may never generate product revenue sufficient to become profitable.

If clinical trials of our product candidates are delayed or unsuccessful, or if we are unable to complete the preclinical development of our other preclinical product candidates, our business may suffer.*

Preclinical testing and clinical trials are long, expensive and uncertain processes. It may take us or our collaborators several years to complete this testing, and failure can occur at any stage of the process. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and interim results of clinical trials do not necessarily predict final results. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier clinical trials. To obtain regulatory approvals, we must, among other requirements, complete carefully controlled and well-designed clinical trials demonstrating that a particular drug is safe and effective for the applicable disease. In order to complete such trials, we will need to raise significant additional funds.

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

TELCYTA, our other product candidate, has been evaluated in multiple Phase 1, 2 and 3 clinical trials. Our Phase 3 trials did not achieve their primary endpoints and consequently the FDA required that we conduct additional studies of TELCYTA to complete clinical development. In May 2010, we initiated an investigator led study at a single site of TELCYTA in patients with refractory or relapsed mantle cell lymphoma, diffuse large B cell lymphoma, and multiple myeloma. However, in an effort to focus our resources on TELINTRA development, we have terminated this study. As such, our success now depends in even larger part on our ability to obtain funding for and continue the clinical development of TELINTRA, our lead drug product candidate. We do not presently have sufficient funding to continue the clinical development of TELINTRA beyond the fourth quarter of 2013, nor do we have sufficient funding to initiate a Phase 3 registration trial. If we do not obtain the sufficient capital that is required to conduct additional studies, if the FDA does not approve the studies or if the data on future clinical trials are not positive, we may not be able to continue clinical development on TELINTRA and our business will suffer.

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

Our stock price may be volatile, you may not be able to resell your shares at or above your purchase price.*

Our stock prices and the market prices for securities of biotechnology companies in general have been highly volatile, with recent significant price and volume fluctuations, and may continue to be highly volatile in the future. For example, our stock price dropped by 71% on the day following the announcement in December 2006 that the preliminary top-line results of our first three Phase 3 trials did not meet primary end-points. During the quarter ended March 31, 2013, our common stock traded between $1.33 and $3.05, and on March 28, 2013, the last trading day of the quarter, our common stock closed at $1.36. You may not be able to sell your shares quickly or at the market price if we are delisted from the Nasdaq Capital Market or if we are unable to transfer our listing to another stock market, or if trading in our stock is not active or the volume is low. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock, some of which are beyond our control:

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

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 6.	Exhibits.

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation. (2)

3.3	Amended and Restated Bylaws. (3)

4.1	Specimen Stock Certificate. (4)

4.2	Form of Common Stock Warrant and Warrant Certificate. (5)

10.11	Agreement for Termination of Lease and Voluntary Surrender of Premises dated February 19, 2013, by and between Telik and ARE-San Francisco No. 24, LLC. (6)

10.12	Sublease between Telik and Boomerang.com, Inc. dated February 27, 2013 (7)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.
(1)	Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 2001, as filed on March 27, 2002 (File No. 000-31265).
(2)	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated March 28, 2012, as filed on March 30, 2012 (File No. 000-31265).
(3)	Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K dated December 11, 2007, as filed on December 14, 2007 (File No. 000-31265).
(4)	Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1A filed on July 3, 2000 (File No. 333-33868).
(5)	Incorporated by reference to Exhibit 4.8 to our Registration Statement on Form S-3, as filed on August 8, 2011 (File No. 333-176121).
(6)	Incorporated by reference to our Current Report on Form 8-K dated February 19, 2013, as field on February 22, 2013.
(7)	Incorporated by reference to our Current Report on Form 8-K dated February 27, 2013, as field on March 5, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELIK, INC.

/s/ WENDY K. WEE
Wendy K. Wee
Vice President, Finance and Controller
(Principal Financial and Accounting Officer)

Date: May 10, 2013

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation. (2)

3.3	Amended and Restated Bylaws. (3)

4.1	Specimen Stock Certificate. (4)

4.2	Form of Common Stock Warrant and Warrant Certificate. (5)

10.11	Agreement for Termination of Lease and Voluntary Surrender of Premises dated February 19, 2013, by and between Telik and ARE-San Francisco No. 24, LLC. (6)

10.12	Sublease between Telik and Boomerang.com, Inc. dated February 27, 2013 (7)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.
(1)	Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 2001, as filed on March 27, 2002 (File No. 000-31265).
(2)	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated March 28, 2012, as filed on March 30, 2012 (File No. 000-31265).
(3)	Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K dated December 11, 2007, as filed on December 14, 2007 (File No. 000-31265).
(4)	Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1A filed on July 3, 2000 (File No. 333-33868).
(5)	Incorporated by reference to Exhibit 4.8 to our Registration Statement on Form S-3, as filed on August 8, 2011 (File No. 333-176121).
(6)	Incorporated by reference to our Current Report on Form 8-K dated February 19, 2013, as field on February 22, 2013.
(7)	Incorporated by reference to our Current Report on Form 8-K dated February 27, 2013, as field on March 5, 2013.