Form 10-K
period 2013-12-31
TELIK INC
filed 2014-03-10
CIK 1109196

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

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

Large accelerated filer  ☐                Accelerated filer  ☐                Non-accelerated filer  ☐                Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).    YES  ☐    NO  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $6,138,540 as of June 30, 2013, based upon the closing sale price on the Nasdaq Capital Market reported on June 28, 2013. The calculation excludes approximately 12,964 shares held by directors, officers and stockholders whose ownership exceeded five percent of the Registrant’s outstanding Common Stock as of June 30, 2013. Exclusion of these shares should not be construed to indicate that such person controls, is controlled by or is under common control with the Registrant. The determination of affiliate status for the purposes of this calculation is not necessarily a conclusive determination for other purposes.

There were 4,583,096 shares of Registrant’s Common Stock issued and outstanding as of February 28, 2014.

TELIK, INC.

2013 ANNUAL REPORT ON FORM 10-K

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

Overview

Telik, Inc. was incorporated in Delaware in 1988 and is a clinical-stage drug development company focused on discovering and developing small molecule drugs to treat cancer. We discover our product candidates using our proprietary drug discovery technology, Target-Related Affinity Profiling, or TRAP, which we believe enables the rapid and efficient discovery of small molecule product candidates. Our business strategy is to establish partnerships with a pharmaceutical or biotechnology company to assist in further development and commercialization of TELINTRA and other pipeline.

Clinical Product Development

TELINTRA, our lead drug product candidate in clinical development, is a small molecule glutathione analog inhibitor of the enzyme glutathione S-transferase P1-1, or GST P1-1. We are developing TELINTRA for the treatment of blood disorders that are characterized by defects in blood formation with associated low blood cell levels, such as anemia, neutropenia or thrombocytopenia. We completed an 86 patient Phase 2 clinical trial of TELINTRA tablets, for the treatment of patients with myelodysplastic syndrome, or MDS, a hematologic cancer characterized by ineffective blood cell production, with anemia requiring large numbers of transfusions to support the patient. We presented the results at the annual meeting of the American Society of Hematology, or ASH, in December 2010. In addition, we completed a Phase 1 dose-ranging study of TELINTRA tablets in combination with Revlimid in patients with MDS and presented the results at the annual meeting of ASH in December 2011.

In 2012, we applied for orphan drug eligibility for TELINTRA for the treatment of MDS and were granted that designation by the US Food and Drug Administration, or FDA, in January 2013. We also completed an End of Phase 2 meeting with the FDA in January 2013 and in accordance with the FDA’s guidance, we have completed the design of a Phase 3 placebo-controlled randomized registration trial of TELINTRA for the treatment of Low to Intermediate-1 risk MDS, using red-blood-cell transfusion independence as the endpoint. In order to focus our resources on the TELINTRA MDS registration program, we stopped further enrollment in all our Phase 2 exploratory trials and terminated these studies.

TELCYTA, our second product candidate, is a small molecule cancer drug product candidate designed to be activated in cancer cells. TELCYTA binds to GST P1-1, an enzyme that is elevated in many human cancers, such as ovarian, non-small cell lung, colorectal, and breast. GST P1-1 levels are often further elevated following treatment with many standard chemotherapy drugs and this elevation is associated with the development of resistance to these drugs. In order to focus our resources on TELINTRA development, we terminated the development of TELCYTA and the Investigational New Drug, or IND, was withdrawn in 2012.

Preclinical Drug Product Development

We have a small molecule compound, TLK60404, in preclinical development which inhibits both Aurora kinase and VEGFR kinase. Aurora kinase is a signaling enzyme whose function is required for cancer cell division, while vascular endothelial growth factor, or VEGF, plays a key role in tumor blood vessel formation, ensuring an adequate supply of nutrients to support tumor growth. The lead compounds of our first dual inhibitor program conducted in 2008 demonstrated anticancer activity in preclinical models of human colon cancer and human leukemia. We have conducted some preclinical safety studies. Since we are currently focused on TELINTRA development, no additional expenditure on this compound is expected.

We have also discovered TLK60357, a small molecule inhibitor of cell division. TLK60357 inhibits the formation of microtubules that are necessary for cancer cell growth leading to persistent cancer cell block and subsequent cell death at the G2/M phase of the cell cycle. This compound demonstrates potent broad-spectrum anticancer activity against a number of human cancer cells. This compound also displays oral efficacy in multiple, standard preclinical models of cancer. Since we are currently focused on TELINTRA development, no additional expenditure on this compound is expected.

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

Going concern

We believe our existing capital resources are only sufficient to support our operations through approximately May 2014. The timing remains uncertain, however, and may change as a result of efforts to further conserve resources and/or reducing expenses. In order to continue as a going concern, we will require substantial additional financing to fund our current and future operations and continue our clinical product development programs, and our ability to continue as a viable entity will be dependent on our ability to obtain this funding in a timely manner. We have been and are currently seeking collaborative arrangements with corporate partners to fund the development and commercialization of TELINTRA. However, we cannot provide any assurance that we will be successful in closing a collaborative arrangement in a timely manner and it is unlikely we will be able to raise sufficient funds to continue our existing operations beyond May 2014.

We have retained a financial advisory firm to explore and recommend strategic alternatives for us going forward. Those alternatives could include partnerships involving one or more of our product candidates, merger with or acquisition by another company, further restructuring of the company, the sale of company assets, in whole or in part, ceasing operations, or some other arrangement through which the value of our assets to stockholders could be optimized. In order to conserve resources to allow for time to pursue the above strategic alternatives, in 2013, we:

•

terminated the master lease agreement on a facility, which consists of approximately 92,000 square feet of research and office space, located at 3165 Porter Drive in Palo Alto, California and paid a termination fee of $0.7 million in connection therewith. If we receive $15 million or more in additional financing, an additional termination fee of $0.6 million will be due, but otherwise forgiven;

•

relocated our corporate offices from 700 Hansen Way, an 8,620 square feet office space, to 2100 Geng Road, a 3,075 square feet office space, resulting in a reduction of approximately 66% in monthly rent expenses;

•	stopped further enrollment of and ended all ongoing Phase 2 clinical trials of TELINTRA and contracts related to those activities; and

•

reduced our staff by approximately 29% from 17 persons to 12 by eliminating most of our research and development, manufacturing, clinical and regulatory activities and personnel. We expect to reduce headcount further during the next few months as additional activities are phased out or outsourced.

We cannot assure you that any actions that we take will raise or generate sufficient capital to fully address the significant uncertainties of our financial position. Moreover, we may not successfully identify or implement any of these alternatives, and, even if we determine to pursue one or more of these alternatives, we may be unable to do so on a timely basis or on acceptable financial terms. As a result, we may be unable to realize value from our assets and discharge our liabilities in the normal course of business. All of these factors raise substantial doubt about our ability to continue as a going concern.

Nasdaq Listing Compliance

On November 14, 2013, we received a notice from the Nasdaq Stock Market LLC, or Nasdaq, indicating that we no longer satisfied the minimum $2,500,000 stockholders’ equity requirement for continued listing on The Nasdaq Capital Market and providing us the opportunity to submit a plan to regain compliance with that requirement. On December 30, 2013, we submitted to Nasdaq a plan to regain compliance.

On January 9, 2014, following its review of the plan, we received a notice from Nasdaq that it had determined to delist our securities based on the stockholders’ equity deficiency unless we request a hearing before the Nasdaq Listing Qualifications Panel, or the Panel. We requested a hearing, and a hearing before the Panel was held on February 20, 2014, at which time we presented our plan to evidence compliance with the requirements for continued listing on the Nasdaq Capital Market. On February 25, 2014, we received a notice from Nasdaq that the Panel had granted our request for continued listing on the Nasdaq Capital Market, provided we evidence compliance with the $2,500,000 stockholders’ equity requirement by May 30, 2014.

We are striving to evidence compliance with the stockholders’ equity requirement; however, there can be no assurance that we will be able to do so prior to the date specified by the Panel. If we are unable to maintain our listing on the Nasdaq Capital Market, the liquidity of our common stock would be seriously limited.

Clinical Product Development Programs

Cancer is the second most common cause of death in the United States according to the American Cancer Society’s 2013 Cancer Facts and Figures. The five-year survival rates for patients with cancers that have spread from their original sites, although improved in recent years, are still poor. These poor survival rates reflect the limitations of current treatments and the development of resistance to available treatments. In addition, current treatments are often associated with severe toxic side effects.

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

We completed a Phase 1 dose-ranging study of TELINTRA tablets in combination with Revlimid in patients with MDS to assess the potential for development of combination chemotherapy with TELINTRA and Revlimid for the treatment of MDS in the fourth quarter of 2011 and results were presented at the 53rd annual meeting of ASH in December 2011. The rationale for this study was based upon the novel mechanism of action of TELITRA, non-overlapping toxicity with Revlimid, and the need for improved treatment options. The primary objective of the study was to establish the safety of the combination and the optimal dosing for TELINTRA in combination with the standard dose of Revlimid. The secondary objectives were to assess the efficacy as measured by rates of hematologic improvement in red blood cell, white blood cell and platelet levels, and decreases in blood transfusions. In this study, the combination of TELINTRA and Revlimid was generally well tolerated with no unexpected new toxicities and the observed toxicities were those expected from either agent alone. It also provided a unique profile of activity with platelet transfusion independence and trilineage and bilineage responses, which was also seen with single-agent TELINTRA. Findings of the study support the further development of the combination in MDS as well as other hematologic malignancies where Revlimid is a standard of care.

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

In 2011, we initiated a Phase 2 clinical trial of TELINTRA in patients with Revlimid refractory or resistant del 5q MDS and a Phase 2b clinical trial of TELINTRA in patients with non-deletion 5q MDS, who have not been treated with HMA. As a result of our meeting with the FDA in January 2013, we have decided to stop further enrollment in these two trials in order to focus our resources on the Phase 3 registration program.

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

In December 2012, an abstract entitled “Oral Ezatiostat HCl (Telintra), a Glutathione Analog Prodrug GSTP1-1 Inhibitor, for Treatment of Patients with Myeloid Growth Factor-Resistant Idiopathic Chronic Neutropenia (ICN),” was published in the proceedings of ASH national meeting. This abstract reports the preliminary results of a clinical trial with TELINTRA in patients with ICN, a rare group of blood disorders characterized by low circulating neutrophils, recurrent fevers, mucosal inflammation and serious systemic infections. The risk and severity of these complications is related to abnormally low levels of white blood cells. Most patients initially respond to treatment with G-CSF; however, some patients fail to respond or become resistant to G-CSF treatments. Further, G-CSF therapy is often associated with bone and muscle pain, low platelet counts and enlargement of the spleen. Patients may need to be on G-CSF for the rest of their lives, and these side effects can interfere with therapy.

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

TELCYTA

TELCYTA is a small molecule drug product candidate we are developing for the treatment of cancer. TELCYTA binds to GST, a protein known to play an important role in the development of resistance to commonly used chemotherapeutic drugs. GST P1-1 is a type of GST that is elevated in many cancers and is often further elevated following treatment with standard chemotherapeutic drugs. When TELCYTA binds to GST P1-1, it releases a fragment with a proven mechanism of killing cancer cells as well as other reactive agents. In contrast to the usual situation in which GST P1-1 is involved in the destruction of chemotherapeutic drugs, GST P1-1 activates TELCYTA when TELCYTA reaches its cellular target. In this way, TELCYTA kills cancer cells by inducing cell death through a process called apoptosis. TELCYTA has been evaluated in multiple Phase 1, 2 and 3 clinical trials, including trials using TELCYTA as monotherapy and in combination regimens in ovarian, non-small cell lung, breast and colorectal cancer. However, in order to focus our resources on TELINTRA development, we terminated the development of TELCYTA and the IND was withdrawn in 2012.

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

Orphan drug designation for TELINTRA for the treatment of MDS was granted by the FDA in January 2013. Orphan designation grants potential US market exclusivity to a drug for the treatment of a specified condition for a period of seven years following FDA marketing approval. We are actively pursuing multiple new life cycle patent applications for TELINTRA, including applications related to combination therapies, polymorphs, formulations, manufacturing processes and the genomic profiles of responders. We also have been granted US and foreign patents for novel analogs of TELINTRA, expiring in 2026, and a US patent on the tablet formulation of TELINTRA, expiring in 2031. We have US and foreign patents pending on crystalline forms and polymorph form of TELINTRA; amorphous ansolvate form of TELINTRA; manufacturing process for TELINTRA crystalline form; dosing schedule and treatment methods for MDS with TELINTRA; the treatment of multiple myeloma with TELINTRA; and excipient compatibility with TELINTRA. One patent on treatment methods for MDS with TELINTRA was granted at the European Patent Office. Intention to grant has been received from the European Patent Office for a patent on dosing schedule and a patent on treatment methods for MDS with TELINTRA. If granted these patents would expire in 2031 or 2032. In addition to patent protection, we would generally be entitled to data exclusivities for our product candidates in many countries for several years after marketing approval (for example, 5 years in the United States and up to 10 years in the European Union) when and if marketing approvals are obtained.

We have US and foreign patents granted or pending on our pipeline drug development candidates TLK60404, TLK60357 and TLK60596. These patents will expire in 2029, 2030 and 2032 respectively.

The primary patents that cover our TRAP technology will expire in August, 2015. However computational TRAP that was developed and refined in the past decade remains protected by extensive internal technical knowhow and trade secrets. We also rely on trade secret information, technical know-how, innovation and agreements with third parties to continuously expand and protect our proprietary position. We do not disclose our trade secrets (including significant aspects of our TRAP technology) outside Telik except where disclosure is essential to our business, and we require those individuals, companies and institutions doing business with us, including TRAP collaborators, to execute agreements to protect our trade secrets. We require our employees and consultants to execute non-disclosure and assignment of invention agreements on commencement of their employment or engagement.

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

Should we obtain sufficient funding to continue our development activities, we intend to continue to use third-party contract manufacturers or corporate collaborators for the production of material for use in preclinical studies, clinical trials, manufacture of future products and commercialization. The manufacture of our product candidates for preclinical studies and clinical trials and commercial purposes is subject to regulations promulgated by the FDA and to other applicable domestic and foreign regulations.

Research and Development

Our goal is to develop small molecule drugs for major disease areas and this goal has been supported by our substantial research and development investments. We spent approximately $2.0 million in 2013, $3.5 million in 2012 and $5.6 million in 2011 on research and development. We conduct research internally and also through collaborations with third parties, including universities. In 2013, approximately 88% of our research and development was conducted internally and 12% was conducted through collaborations with third parties, including consultants.

Employees

As of February 15, 2014, our workforce consisted of one part-time and 11 full-time employees. Of these, three hold Ph.D. or M.D. degrees, or both, and two hold other advanced degrees. Of our total workforce, 6 are engaged in research and development and 6 are engaged in business development, finance and administration. None of our employees are represented by a collective bargaining agreement, nor have we experienced any significant work stoppages. We believe that our relations with our employees are good.

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

We are unlikely to be able to raise sufficient funds to continue our existing operations as currently structured.

We believe our existing capital resources are only sufficient to support our operations through approximately May 2014. The timing remains uncertain, however, and may change as a result of efforts to further conserve resources and/or reducing expenses. We are unlikely to be able to raise sufficient funds to continue our existing operations beyond that time and as a result, we do not expect to resume the conduct of our current operations other than as a substantially restructured entity. At the present time, our strategy to benefit of our stockholders is to take steps to preserve and support the future value, if any, of TELINTRA, to seek funding for our pre-clinical small molecule compounds, to conserve our current cash to the extent reasonably practicable and to generate cash, including potentially through the sale of assets. To conserve cash, we have terminated and settled our lease obligations, relocated to a smaller facility, stopped further enrollment and ended all ongoing clinical trials and we expect to reduce headcount further during the next few months as additional activities are phased out or outsourced. To fund the development of our small molecule drugs program and preserve the value of our TELINTRA program, we may pursue strategic alternatives that result in the stockholders of Telik having significantly reduced or non-existent economic interests in the pre-clinical small molecule compounds or TELINTRA programs or other assets of Telik as stockholders or otherwise. We will continue to evaluate our alternatives in light of our cash position, including the merger with or acquisition by another company.

If we are unable to raise adequate funds in the near future, we will not be able to continue to fund our operations, research programs, preclinical testing and clinical trials to develop and manufacture our drug product candidates, and our auditors have indicated that our recurring losses and net capital deficiency raise substantial doubt about our ability to continue as a going concern.

The process of carrying out the development of our own unpartnered product candidates to later stages of development and developing other research programs to the stage that they may be partnered to a pharmaceutical or biotechnology company will require significant additional expenditures, including the expenses associated with preclinical testing, clinical trials and obtaining regulatory approval. Our independent registered public accounting firm has issued a report on our financial statements that includes an explanatory paragraph referring to our recurring losses from operations and expressing substantial doubt as to our ability to continue as a going concern without additional capital becoming available. While we raised $3.6 million in additional funding in 2013, we believe our existing cash and investment securities will only be sufficient to support our operations through approximately May 2014 and it is unlikely we will be able to raise sufficient funds to continue our existing operations beyond that time. We have retained a financial advisory firm to assist in fundraising efforts and to explore and recommend strategic alternatives, including alternatives for maximizing the value of our assets in the near-term. Those alternatives could include partnerships involving one or more of our product candidates, merger with or acquisition by another company, the further restructuring of our operations to conserve resources, the sale of company assets, in whole or in part, ceasing operations, or some other arrangement through which the value of our assets to stockholders could be optimized. In addition, the tight credit markets and concerns regarding the availability of credit, particularly in the United States, may also negatively impact our ability to raise additional capital to fund our business. If we fail to maintain the minimum

$1.00 per share listing requirement or fail to timely satisfy the minimum $2,500,000 stockholders’ equity listing requirement, each as required by the Nasdaq Capital Market, our ability to raise additional capital in the public equity market, including through the Sales Agreement, will also be significantly impaired. We cannot assure you that any future actions that we may take will raise or generate sufficient capital to fully address the significant uncertainties of our financial position. Moreover, we may not successfully identify or implement any of the above alternatives, and, even if we determine to pursue one or more of these alternatives, we may be unable to do so on a timely basis or on acceptable financial terms. As a result, we may be unable to realize value from our assets and discharge our liabilities in the normal course of business. All of these factors raise substantial doubt about our ability to continue as a going concern.

Raising additional capital by issuing securities or through collaboration and licensing arrangements may cause dilution to existing stockholders or require us to relinquish rights to our technologies or product candidates.

In order to fund our current and future operations, including the initiation of a Phase 3 registration trial of TELINTRA, we need to raise additional funds through equity or debt financings, collaborative arrangements with corporate partners or other sources. On August 30, 2011, we entered into an At Market Issuance Sales Agreement, or the Sales Agreement with McNicoll, Lewis & Vlak LLC, or MLV, pursuant to which we may issue and sell shares of our common stock having an aggregate offering price up to $7.0 million, from time to time, through the Sales Agreement. For the year ended December 31, 2013, we sold 1,893,896 shares of our common stock through MLV under the Sales Agreement and received approximately $3.6 million in net proceeds after deducting commissions and other related expenses. As of December 31, 2013, we have sold 2,782,887 shares of our common stock and received approximately $5.8 million in net proceeds since entering into the Sales Agreement leaving approximately $1.0 million in aggregate offering price of shares that can be sold under the Sales Agreement with MLV. Our ability to sell shares of our common stock pursuant to the Sales Agreement is subject to share volume limitations, market conditions and our continued listing on the Nasdaq Capital Market.

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

To date, we have not obtained regulatory approval for the commercial sale of any products, and we have not received any revenue from the commercial sale of products. Due to the significant research and development expenditures required to develop our TRAP technology and identify new product candidates, and the lack of any products to generate revenue, we have not been profitable and have incurred operating losses since we were incorporated in 1988. As of December 31, 2013, we had an accumulated deficit of $553.5 million. Should we have the ability to operate as a going concern, we expect to incur losses for the next several years as we continue our research and development activities and incur significant clinical testing and drug supply manufacturing costs. We do not anticipate that we will generate product revenue for at least several years. Our losses, among other things, have caused and will cause our stockholders’ equity and working capital to decrease. We expect that this trend will continue until we develop, and obtain regulatory approval and market acceptance of, our product candidates, if at all. We may never generate product revenue sufficient to become profitable.

Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if we are delisted from the Nasdaq Capital Market and are unable to transfer our listing to another stock market.

On July 21, 2010, we received notice from Nasdaq that the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market under Nasdaq Marketplace Rule 5550(a)(2) and that we had 180 calendar days to regain compliance. On January 19, 2011, we received a notice from Nasdaq indicating that, while we had not regained compliance with the $1.00 per share requirement, Nasdaq had determined that Telik was eligible to receive an additional 180-day period to regain compliance. On February 10, 2011, we received a notice from Nasdaq indicating that for the preceding, ten consecutive business days, the closing bid price of our common stock had been $1.00 per share or greater and, as such, we had regained compliance with the $1.00 per share minimum bid price requirement. On April 21, 2011, we received notice from Nasdaq that the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market and that we had 180 calendar days, or until October 18, 2011 to regain compliance. On October 20, 2011, we received notice from Nasdaq that we had been provided an additional 180-day period, or until April 16, 2012, to regain compliance with the minimum $1.00 per share requirement. On March 30, 2012, we effected a 1-for-30 reverse stock split. On April 17, 2012, we received notice from Nasdaq that we had regained compliance with the minimum bid price requirement. On November 14, 2013, we received notice from Nasdaq that we no longer satisfied the minimum $2,500,000 stockholders’ equity requirement for continued listing on The Nasdaq Capital Market and providing us the opportunity to submit a plan to regain compliance with that requirement. On December 30, 2013, we submitted to Nasdaq a plan to regain compliance.

On January 9, 2014, following its review of the plan, we received notice from Nasdaq that it had determined to delist our securities based on the stockholders’ equity deficiency unless we request a hearing before the Nasdaq Listing Qualifications Panel, or the Panel. We requested a hearing, and a hearing before the Panel was held on February 20, 2014, at which time we presented our plan to evidence compliance with the requirements for continued listing on the Nasdaq Capital Market. On February 25, 2014, we received a notice from Nasdaq that the Panel had granted our request for continued listing on the Nasdaq Capital Market, provided we evidence compliance with the $2,500,000 stockholders’ equity requirement by May 30, 2014. We are striving to evidence compliance with the stockholders’ equity requirement; however, there can be no assurance that we will be able to do so prior to the date specified by the Panel.

There is no assurance we will be able to evidence timely compliance with the $2,500,000 stockholders’ equity requirement or maintain compliance with this and any other Nasdaq listing requirements. Delisting from the Nasdaq Capital Market could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities. If our common stock is delisted by Nasdaq the price of our common stock may decline and our common stock may be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the pink sheets where an investor may find it more difficult to dispose of their Telik common stock or obtain accurate quotations as to the market value of our common stock. Further, if we are delisted, we would incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market.

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

We have completed multiple Phase 1 and 2 clinical trials of TELINTRA in MDS, a form of pre-leukemia, to evaluate safety, pharmacokinetics, pharmacodynamics and efficacy. In order to conserve cash, we stopped enrollment and ended our randomized Phase 2 clinical trial of TELINTRA in patients with SCN and two Phase 2 clinical trials to evaluate TELINTRA in patients with Revlimid refractory or resistant, deletion 5q MDS, and in patients with transfusion dependent, non-deletion 5q MDS, who have not been treated with prior hypomethylating agents. In accordance with the FDA guidance, we completed the design of a Phase 3 registration trial of TELINTRA in MDS, but the program is currently on hold due to lack of funds.

TELCYTA, our other product candidate, has been evaluated in multiple Phase 1, 2 and 3 clinical trials. Our Phase 3 trials did not achieve their primary endpoints and consequently the FDA required that we conduct additional studies of TELCYTA to complete clinical development. In May 2010, we initiated an investigator led study at a single site of TELCYTA in patients with refractory or relapsed mantle cell lymphoma, diffuse large B cell lymphoma, and multiple myeloma. However, in an effort to focus our resources on TELINTRA development, we terminated this study and the IND was withdrawn in 2012.

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

Our future success depends in part upon our ability to attract and retain highly skilled personnel. Several factors could make it difficult for us to achieve this, including our current cash position and ability to continue our on-going concerns without additional capital. Competition among numerous companies, academic and other research institutions for skilled personnel and experienced scientists may be intense and turnover rates high. The cost of living in the San Francisco Bay Area is high compared to other parts of the country, which could adversely affect our ability to compete for qualified personnel and increase our costs. We have encountered and expect to continue to encounter increasing difficulty attracting qualified personnel.

In addition, we may have difficulty attracting and retaining personnel as a result of having carried out six workforce reductions since 2007, the most recent of which was completed in 2013. In order to conserve resources, we expect to reduce headcount further during the next few months as additional activities are phased out or outsourced. These circumstances could significantly impede the achievement of our business objectives. Accordingly, we will be operating with a severe shortage of resources and may not be able to conduct even limited operations. Even if we are able to obtain necessary funding and continue our business beyond May 2014, we may not have adequate personnel to operate our business or be able to attract and retain qualified employees.

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

We are actively pursuing multiple life cycle patent applications for TELINTRA, including applications related to combination therapies, polymorphs, formulations, manufacturing processes and the genomic profiles of responders. We have been granted US and foreign patents for potent analogs of TELINTRA (expiry in 2026) and a US patent for the tablet formulation of TELINTRA (expiry in 2031). We have US and foreign patents pending on crystalline forms and polymorph form of TELINTRA (expiry in 2031); amorphous ansolvate form of TELINTRA (expiry in 2032); manufacturing process for TELINTRA crystalline form (expiry in 2031); dosing schedule and treatment methods for MDS with TELINTRA (expiry in 2031); the treatment of multiple myeloma with TELINTRA (expiry in 2032); and excipient compatibility with TELINTRA (expiry in 2032). One patent on treatment methods for MDS with TELINTRA was granted at the European Patent Office. Intention to grant has been received from the European Patent Office for a patent on dosing schedule and a patent on treatment methods for MDS with TELINTRA. We can generally apply for patent term extensions on the patents for TELINTRA when and if marketing approvals for these compounds are obtained in the relevant countries. In foreign countries, these extensions are available only if approval is obtained before the patent expires, but in the United States, extensions are available even if approval is obtained after the patent would expire normally through a system of interim extensions until approval.

We have US and foreign patents granted or pending on our pipeline drug development candidates TLK60404, TLK60357 and TLK60596. These patents will expire in 2029, 2030 and 2032 respectively. In addition, the primary patents that cover our TRAP drug discovery technology will expire in August, 2015.

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

Our stock prices and the market prices for securities of biotechnology companies in general have been highly volatile, with recent significant price and volume fluctuations, and may continue to be highly volatile in the future. For example, our stock price dropped by 71% on the day following the announcement in December 2006 that the preliminary top-line results of our first three Phase 3 trials did not meet primary end-points. During the year ended December 31, 2013, our common stock traded between $1.05 and $3.05, and on December 31, 2013, our common stock closed at $1.19. You may not be able to sell your shares quickly or at the market price if we are delisted from the Nasdaq Capital Market or if we are unable to transfer our listing to another stock market, or if trading in our stock is not active or the volume is low. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock, some of which are beyond our control:

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

In November 2010, we relocated our corporate offices and entered into a 28-month lease agreement for 8,620 square feet of office space at 700 Hansen Way in Palo Alto, California which expired on March 31, 2013. We also concurrently leased approximately 92,000 square feet of research and office space located at 3165 Porter Drive in Palo Alto, which we subleased to a tenant effective November 2010 through May 2014.

On February 19, 2013, we entered into an agreement with the building landlord of the facility located at 3165 Porter Drive, ARE-San Francisco No. 24, LLC, or ARE, an affiliate of Alexandria Real Estate Equities, Inc., pursuant to which the lease and sublease of such facility are terminated as of February 28, 2013. On February 27, 2013, we entered into a 21-month lease for 3,075 square feet of office space at 2100 Geng Road, Suite 102, Palo Alto, California and relocated our corporate offices from 700 Hansen Way to this facility.

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

	High	Low
2013
Quarter ended March 31, 2013	$3.05	$1.33
Quarter ended June 30, 2013	$1.75	$1.17
Quarter ended September 30, 2013	$1.63	$1.05
Quarter ended December 31, 2013	$2.15	$1.17

2012
Quarter ended March 31, 2012	$7.50	$3.75
Quarter ended June 30, 2012	$7.34	$2.00
Quarter ended September 30, 2012	$3.05	$1.44
Quarter ended December 31, 2012	$2.81	$1.09

As of February 22, 2014, there were 54 stockholders of record of our common stock. We have never paid our stockholders cash dividends, and we do not anticipate paying any cash dividends in the foreseeable future as we intend to retain any earnings for use in our business. Any future determination to pay dividends will be at the discretion of our board of directors.

Performance Graph

The following graph compares our cumulative total stockholder return for the past five years to two indices: the Nasdaq U.S. Index and the Nasdaq Pharmaceutical Stocks Index. This graph assumes the investment of $100 on December 31, 2008 in our common stock, the Nasdaq U.S. Index; and the Nasdaq Pharmaceutical Stocks Index. All values assume reinvestment of the full amount of all dividends and are calculated as of the last stock trading day of each year:

	December 31, 2008	December 31, 2009	December 31, 2010	December 31, 2011	December 31, 2012	December 31, 2013
Telik, Inc.	$100	$206	$200	$52	$11	$10
Nasdaq U.S. Index	100	144	170	171	202	282
Nasdaq Pharmaceutical Stocks Index	100	112	122	130	173	286

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

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share amounts)
Statement of Operations Data:
Operating costs and expenses:
Research and development	1,996	3,524	5,566	11,040	12,723
General and administrative	3,245	4,455	6,491	9,230	10,810
Facility exit costs	—	—	—	5,360	—
Restructuring costs	—	—	—	425	951

Total operating costs and expenses	5,241	7,979	12,057	26,055	24,484

Loss from operations	(5,241)	(7,979)	(12,057)	(26,055)	(24,484)
Interest income and other, net	11	8	35	1,333	791

Net loss	$(5,230)	$(7,971)	$(12,022)	$(24,722)	$(23,693)

Basic and diluted net loss per share*	$(1.17)	$(3.64)	$(6.69)	$(13.85)	$(13.32)

Shares used to calculate basic and diluted net Loss per share*	4,480	2,188	1,798	1,785	1,779

*	Adjusted for the 1-for-30 reverse stock split as discussed in Notes 1 and 7 in the Notes to Financial Statements.

	As of December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents, investments and restricted Investments	$2,229	$4,997	$11,700	$24,064	$40,400
Working capital	1,655	3,253	9,422	20,736	39,221
Total assets	2,610	5,628	12,412	25,029	46,153
Current portion of obligations and loans	—	1,022	1,463	1,439	3,101
Non-current portion of obligations, loans,and long-term liabilities	—	441	1,463	2,923	—
Accumulated deficit	(553,530)	(548,300)	(540,329)	(528,307)	(503,585)
Total stockholders’ equity	1,655	3,062	8,299	18,369	40,934

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We have incurred net losses since inception and expect to incur losses for the foreseeable future as we continue our research and development activities. During the year ended December 31, 2013, loss from operations was $5.2 million and net loss was $5.2 million. Net cash used in operations for the year ended December 31, 2013 was $6.1 million and net cash and cash equivalents at December 31, 2013 were $2.2 million. As of December 31, 2013, we had an accumulated deficit of $553.5 million.

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

Since our inception, we have incurred significant net losses, and we expect to continue to incur net losses for the foreseeable future. The successful development of our product candidates is uncertain. As such, an accurate prediction of future operating results is difficult or impossible.

Going Concern

There is substantial doubt about our ability to continue as a going concern. Our financial statements filed in this Report were prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should we be unable to continue as a going concern. While we were able to raise $3.6 million in 2013 through our At Market Issuance Sales Agreement, or Sales Agreement, with McNicoll, Lewis & Vlak LLC, or MLV, we believe our current existing cash resources will only be sufficient to fund our projected operating requirements through approximately May of 2014. The timing remains uncertain, however, and may change as a result of efforts to further conserve resources and/or reducing expenses. In order to continue as a going concern, we will require substantial additional financing to fund our current and future operations and continue our clinical product development programs, and our ability to continue as a viable entity will be dependent on our ability to obtain this funding in a timely manner. As of the date of this report we are unlikely to be able to raise sufficient funds to continue our existing operations beyond May 2014. Our ability to continue as a going concern is subject to significant uncertainty, including but not limited to, the level of progress of our current clinical development plan with respect to a Phase 3 placebo-controlled randomized registration trial of TELINTRA for the treatment of Low to Intermediate-1 risk MDS and our ability to raise adequate capital to fund this trial given our limited cash resources. We have been and are currently seeking collaborative arrangements with corporate partners to fund the development and commercialization of TELINTRA. However, we cannot provide any assurances that we will be successful in closing a collaborative arrangement in a timely manner, if at all. As a result, we have retained a financial advisory firm to explore and recommend strategic alternatives for us going forward. This firm is expected to present alternatives for maximizing the value of our assets in the near-term. Those alternatives could include partnerships on one or more of our product candidates, merger with or acquisition by another company, further restructuring of the company, the sale of company assets, in whole or in part, ceasing operations, or some other arrangement through which the value of our assets to stockholders could be optimized. In order to conserve resources to allow for time to pursue the above strategic alternatives, in 2013, we:

•

terminated the master lease agreement on a facility, which consists of approximately 92,000 square feet of research and office space, located at 3165 Porter Drive in Palo Alto, California and paid a termination fee of $0.7 million in connection therewith. If we receive $15 million or more in additional financing, an additional termination fee of $0.6 million will be due, but otherwise forgiven;

•

relocated our corporate offices from 700 Hansen Way, an 8,620 square feet office space, to 2100 Geng Road, a 3,075 square feet office space, resulting in a reduction of approximately 66% in monthly rent expenses;

•	stopped further enrollment of and ended all ongoing Phase 2 clinical trials of TELINTRA and contracts related to those activities; and

•

reduced our staff by approximately 29% from 17 persons to 12 by eliminating most of our research and development, manufacturing, clinical and regulatory activities and personnel. We expect to reduce headcount further during the next few months as additional activities are phased out or outsourced.

We cannot assure you that any actions that we take will raise or generate sufficient capital to fully address the significant uncertainties of our financial position. Moreover, we may not successfully identify or implement any of these alternatives, and, even if we determine to pursue one or more of these alternatives, we may be unable to do so on a timely basis or on acceptable financial terms. As a result, we may be unable to realize value from our assets and discharge our liabilities in the normal course of business. All of these factors raise substantial doubt about our ability to continue as a going concern.

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

In the second quarter of 2009, we initiated a Phase 2 trial of TELINTRA in patients with severe chronic neutropenia, or SCN, a rare blood disorder characterized by low levels of circulating white blood cells resulting in patients having multiple life threatening infections. Due to the scarcity of SCN patients and our focus on MDS, this study has been terminated and final study reconciliation completed in the fourth quarter of 2013.

In 2012, we applied for orphan drug eligibility for TELINTRA for the treatment of MDS and were granted that designation by the US Food and Drug Administration, or FDA, in January 2013. We also completed an End of Phase 2 meeting with the FDA in January 2013 and in accordance with the FDA’s guidance, we have now completed the design of a Phase 3 placebo-controlled randomized registration trial of TELINTRA for the treatment of Low to Intermediate-1 risk MDS, using red-blood-cell transfusion independence as the endpoint. In order to focus our resources on the TELINTRA MDS registration program, we stopped further enrollment and terminated two of our Phase 2 clinical trials initiated in 2011, one to evaluate TELINTRA in patients with Revlimid refractory or resistant, deletion 5q MDS, and the other in patients with transfusion dependent, non-deletion 5q MDS, who have not been treated with prior hypomethylating agents. We will require substantial additional capital in order to initiate a Phase 3 registration trial of TELINTRA and we cannot provide any assurance that we will be successful in obtaining this funding.

TELCYTA, our other product candidate, is a small molecule cancer drug product candidate designed to be activated in cancer cells. TELCYTA has been evaluated in multiple Phase 2 and Phase 3 clinical trials, including trials using TELCYTA as monotherapy and in combination regimens in ovarian, non-small cell lung, breast and colorectal cancer. Results from these clinical trials indicate that TELCYTA monotherapy was generally well-tolerated, with mostly mild to moderate side effects. Clinical activity was reported in the TELCYTA Phase 2 trials; however, TELCYTA did not meet its primary endpoints in the Phase 3 studies. In May 2010, we initiated an investigator led study at a single site of TELCYTA in patients with refractory or relapsed mantle cell lymphoma, diffuse large B cell lymphoma, and multiple myeloma. Based on responses observed, we had planned to expand the study to stage 2 and add a second investigator site in the first quarter of 2012. However, in an effort to focus our resources on TELINTRA development, we terminated the development of TELCYTA and the IND was withdrawn in 2012.

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

Reverse Stock Split

On March 30, 2012, we effected a 1-for-30 reverse stock split of our outstanding common stock. The reverse stock split affected all stockholders of our common stock uniformly and did not materially affect any stockholder’s percentage of ownership interest. The par value of our common stock remains unchanged at $0.01 per share and the number of authorized shares of common stock remains the same after the reverse stock split. See Notes 1 and 7 in the Notes to Financial Statements for additional information.

Nasdaq Listing Compliance

On November 14, 2013, we received a notice from the Nasdaq Stock Market LLC, or Nasdaq, indicating that we no longer satisfied the minimum $2,500,000 stockholders’ equity requirement for continued listing on The Nasdaq Capital Market and providing us the opportunity to submit a plan to regain compliance with that requirement. On December 30, 2013, we submitted to Nasdaq a plan to regain compliance.

On January 9, 2014, following its review of the plan, we received a notice from Nasdaq that it had determined to delist our securities based on the stockholders’ equity deficiency unless we request a hearing before the Nasdaq Listing Qualifications Panel, or the Panel. We requested a hearing, and a hearing before the Panel was held on February 20, 2014, at which time we presented our plan to evidence compliance with the requirements for continued listing on the Nasdaq Capital Market. On February 25, 2014, we received a notice from Nasdaq that the Panel had granted our request for continued listing on the Nasdaq Capital Market, provided we evidence compliance with the $2,500,000 stockholders’ equity requirement by May 30, 2014.

We are striving to evidence compliance with the stockholders’ equity requirement; however, there can be no assurance that we will be able to do so prior to the date specified by the Panel. If we are unable to maintain our listing on the Nasdaq Capital Market, the liquidity of our common stock would be seriously limited.

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

Stock-based Compensation Expense

We use the fair value method under ASC 718, “Compensation—Stock Compensation” to account for share-based payment awards following the modified prospective method of adoption which provided for certain changes to the method for valuing stock-based compensation. Under ASC 718, employee stock-based compensation is estimated at the date of grant based on the employee stock award’s fair value using the Black-Scholes option-pricing model and is recognized as expense ratably over the requisite service period in a manner similar to other forms of compensation paid to employees. The Black-Scholes option-pricing model requires the use of certain subjective assumptions. The most significant of these assumptions are our estimates of the expected volatility of the market price of our stock and the expected term of the award. For the years 2013, 2012 and 2011, the expected volatilities were based solely on historical volatility data as there were insufficient traded option activities resulting from our declining stock price. The expected term of options granted is based on the simplified method in accordance with the Securities and Exchange Commission, or the SEC, Staff Accounting Bulletin, or SAB, Topic 14.D.2, as our historical share option exercise experience does not provide a reasonable basis for estimation. SAB Topic 14.D.2 provides guidance to issuers on the method allowed in developing estimates of expected term of “plain vanilla” share options in accordance with ASC 718. SAB Topic 14.D.2 allows companies to continue to use the simplified method, under certain circumstances, beyond December 31, 2007. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We evaluate our forfeiture rate to reflect actual historical and expected cancellations of unvested options periodically. See Note 7 in the Notes to Financial Statements for further information.

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

Use of Estimates

In preparing our financial statements to conform to generally accepted accounting principles, we make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results may differ from these estimates.

Results of Operations

Revenues

We had no collaborative research agreements in 2013, 2012 and 2011 and currently do not expect to record any revenue in the next twelve months. Future non-product revenues, if any, will depend upon the extent to which we enter into new collaborative research agreements and the amounts of payments relating to such agreements.

Research and Development Expenses

Research and development expenses for the years ended December 31, 2013, 2012 and 2011 were $2.0 million, $3.5 million and $5.6 million, respectively. Our research and development costs consist primarily of clinical trial site costs, clinical data management and statistical analysis support, drug storage and distribution, regulatory services and other outside services related to drug development.

	Years Ended December 31,			Annual Percent Change
	2013	2012	2011	2013/2012	2012/2011
	(in thousands, except percentages)
Research and development	$1,996	$3,524	$5,566	(43)%	(37)%

Total research and development expenses for the year ended December 31, 2013 decreased by 43%, or $1.5 million, compared to the same period in 2012 primarily due to the following:

—	decreased costs of $690,000 associated with headcount reduction, reduced stock-based compensation of approximately $193,000 and a $234,000 decrease due to lower allocated facility and IT costs; and

—	a decrease of approximately $412,000 in our phase 2 clinical studies for TELCYTA and TELINTRA as we have stopped enrolling new patients and have closed out all our clinical sites in 2013.

Total research and development expenses for the year ended December 31, 2012 decreased by 37%, or $2.0 million, compared to the same period in 2011 primarily due to the following:

—	decreased costs of approximately $1.6 million associated with headcount reduction, and reduced consulting and stock compensation expenses;

—	decreased clinical trial expenses of approximately $68,000 related to the completion of our Phase 2 TELINTRA tablets for MDS studies, $494,000 related to the close out of our Phase 1 dose-ranging trial of TELINTRA tablets in combination with Revlimid in MDS and Phase 2 TELCYTA trial in multiple myeloma clinical studies; and

—	decreased clinical drug supply manufacturing costs of $106,000;

—	offset by increased clinical development expenses of approximately $259,000 for our Phase 2 clinical trial to evaluate TELINTRA tablets in patients with Revlimid refractory or resistant, deletion 5q myelodysplastic syndrome, or del 5q MDS and our Phase 2b clinical trial to evaluate TELINTRA tablets in patients with transfusion dependent, non-deletion 5q MDS.

Stock-based compensation expense included in research and development expenses for the years ended December 31, 2013, 2012 and 2011 were $92,000, $285,000 and $715,000 respectively.

We expect our total research and development expenditures in the next twelve months to decrease since we have stopped enrolling new patients in our current phase 2 clinical studies and closed out all our clinical sites. We have completed the trial design of a Phase 3 placebo-controlled randomized registration trial of TELINTRA for the treatment of Low to Intermediate-1 risk MDS and are seeking additional capital to fund the program. In the event we are able to obtain sufficient funding to commence our Phase 3 registration trial, our total research and development expenditures will increase.

The following table summarizes our principal drug product candidate development initiatives:

	Related R&D Expenses Years Ended December 31,
Product	2013	2012	2011
	(in thousands)
TELINTRA	$1,996	$2,933	$4,023
TELCYTA	—	591	1,509
TLK60404	—	—	34

Total research and development expenses	$1,996	$3,524	$5,566

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

General and Administrative Expenses

	Years Ended December 31,			Annual Percent Change
	2013	2012	2011	2013/2012	2012/2011
	(in thousands, except percentages)
General and administrative	$3,245	$4,455	$6,491	(27)%	(31)%

The decrease in general and administrative expenses of 27%, or $1.2 million in 2013, compared to the same period in 2012, was primarily due to a decrease of $958,000 in headcount, stock compensation and corporate administrative expenses and a decrease of $251,000 in legal and professional services expenses.

The decrease in general and administrative expenses of 31%, or $2.0 million in 2012, compared to the same period in 2011, was primarily due to a decrease of $991,000 in headcount, stock compensation and corporate administrative expenses and a decrease of $1.0 million in legal and professional services expenses.

Stock-based compensation expense included in general and administrative expenses for the years ended December 31, 2013, 2012 and 2011 were $134,000, $411,000 and $843,000, respectively.

We expect future general and administrative expenses to decrease as we undertake efforts to conserve cash.

Interest Income and Interest Expense

	Years Ended December 31,			Annual Percent Change
	2013	2012	2011	2013/2012	2012/2011
	(in thousands, except percentages)
Interest and other income, net	$11	$8	$35	38%	(77)%

Interest and other income, net was $11,000, $8,000 and $35,000 for the years ended December 31, 2013, 2012 and 2011, respectively. The increase of approximately $3,000 in 2013 compared to the same period in 2012 was due to a gain of $8,000 from the sale of office equipment partially offset by a decrease in investment income of $5,000 resulting from lower investment cash balances.

The decrease of approximately $27,000 in 2012 compared to the same period in 2011 was due primarily to a decrease in investment income resulting from lower investment cash balances as well as low yields in our investments which are mainly held in US government agency securities.

Liquidity and Capital Resources

	2013	2012	2011
	(In millions, except ratios)
December 31:
Cash, cash equivalents, investments and restricted cash	$2.2	$5.0	$11.7
Working capital	$1.7	$3.3	$9.4
Current ratio	2.7 : 1	2.5 : 1	4.6 : 1

Year ended December 31:
Cash provided by (used in):
Operating activities	$(6.1)	$(8.7)	$(12.8)
Investing activities	$—	$2.4	$13.6
Financing activities	$3.6	$2.0	$0.4

Sources and Uses of Cash. Due to the significant research and development expenditures and the lack of any approved products to generate revenue, we have not been profitable and have generated operating losses since we incorporated in 1988. As such, we have funded our research and development operations through sales of equity, collaborative arrangements with corporate partners, interest earned on investments and equipment lease financings. At December 31, 2013, we had available cash and cash equivalents of $2.2 million. Our cash and cash equivalents balances are held in a variety of interest-bearing instruments including obligations of U.S. government agencies and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk.

Cash Flows from Operating Activities. Cash used in operations for 2013 was $6.1 million compared to $8.7 million for the same period in 2012 and $12.8 million in 2011. Net loss of $5.2 million in 2013 included non-cash charges of $226,000 for stock-based compensation. Cash used in operations was impacted by a net reduction in accrued facility exit costs of $622,000 primarily due to our lease termination agreements for our Porter Drive facility which is detailed in Note 5 of the Notes to Financial Statements. Cash used in operations in 2013 also included a $608,000 reduction in accrued liabilities primarily due to payments related to our annual audit and franchise tax. Cash used in 2012 resulted from net loss of $8.0 million and included non-cash charges of $696,000 for stock-based compensation. Cash used in operations in 2012 included a $1.5 million reduction in accrued facility exit costs due to payments made on our Porter Drive facility which were partially offset by sublease payments received. Cash used in 2011 resulted from net loss of $12.0 million which included non-cash charges of $1.6 million for stock based compensation and $10,000 for depreciation. Cash used in operations in 2011 included an $823,000 reduction in accounts payable primarily due to payments related to our office relocation at the end of 2010 and a $1.4 million reduction in accrued facility exit costs due to payments made on our Porter Drive facility which were partially offset by sublease payments received.

Cash Flows from Investing Activities. Cash provided by investing activities for 2013 was $8,000 compared to $2.4 million for 2012 and $13.6 million for 2011. Cash provided in 2013 was primarily from $2.5 million in investment maturities offset by the purchase of available-for-sale investments of $2.5 million and the sale of property and equipment of $8,000. Cash provided in 2012 was primarily from $6.9 million in investment maturities partially offset by the purchase of available-for-sale investments of $4.5 million. Cash provided in 2011 was primarily from $23.7 million in investment maturities and $1.7 million in investment sales partially offset by the purchase of available-for-sale investments of $11.7 million.

Cash Flows from Financing Activities. Cash provided by financing activities for 2013 was approximately $3.6 million compared to $2.0 million provided in 2012 and $393,000 provided in financing activities in 2011. Cash provided by financing activities in 2013 of $3.6 million was from sales of our common stock under the Sales Agreement with MLV. Cash provided by financing activities in 2012 was due to net proceeds received from stock sales of $2.0 million under the Sales Agreement. Cash provided by financing activities in 2011 was primarily due to stock sales which included $149,000 in net proceeds received under the Sales Agreement and approximately $244,000 from stock purchases under our employee stock purchase plan and stock options exercise.

Working Capital. Working capital decreased to $1.7 million at December 31, 2013 from $3.3 million at December 31, 2012. The decrease in working capital was primarily due to our use of cash for our clinical studies and operating expenses and was partially offset by sales of our common stock under the Sales Agreement with MLV.

We believe our cash, cash equivalents and marketable securities as of December 31, 2013 will only be sufficient to fund our projected operating requirements through approximately May of 2014. In order to continue as a going concern, we will need substantial additional capital fund our current and future operations and continue our clinical product development programs, and our ability to continue as a viable entity will be dependent on our ability to obtain additional funding in a timely manner. We are uncertain about our ability to raise sufficient funds to continue our existing operations beyond May 2014. We have retained a financial advisory firm to explore and recommend strategic alternatives for us going forward. Those alternatives could include partnerships involving one or more of our product candidates, merger with or acquisition by another company, further restructuring of the company, the sale of company assets, in whole or in part, ceasing operations, or some other arrangement through which the value of our assets to stockholders could be optimized. We may raise funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently. Our future capital uses and requirements depend on numerous factors, including the following:

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

On August 30, 2011, we entered into the Sales Agreement with MLV whereby we may issue and sell shares of our common stock having an aggregate offering price up to $7.0 million, from time to time, through MLV as our sales agent. For the year ended December 31, 2013, we sold 1,893,896 shares of our common stock through MLV under the Sales Agreement and received approximately $3.6 million in net proceeds after deducting commissions and other related expenses. As of December 31, 2013, we have sold 2,782,887 shares of our common stock and received approximately $5.8 million in net proceeds since entering into the Sales Agreement leaving approximately $1.0 million in aggregate offering price of common stock that can be sold under the Sales Agreement with MLV.

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

Recent Accounting Pronouncements

We do not believe there are any recently issued, but not yet effective, accounting standards that would have a significant impact on our financial position or results of operations.

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

On August 19, 2013, Ernst & Young LLP, or Ernst & Young, our independent registered public accounting firm, advised us that it would decline to stand for re-appointment as our independent registered public accounting firm and would resign after completion of the interim review of our unaudited financial statements as of September 30, 2013 and for the three- and nine-month periods ended September 30, 2013 and 2012.

The reports of Ernst &Young on our financial statements for the past two fiscal years ended December 31, 2012 and 2011 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audits of our financial statements for each of the two fiscal years ended December 31, 2012 and 2011, and in the subsequent interim period through August 19, 2013, (i) there were no disagreements with Ernst &Young on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Ernst &Young would have caused Ernst &Young to make reference to the matter in their report. There were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K.

We engaged Burr Pilger Mayer, Inc., or BPM, effective November 12, 2013, as our new independent registered public accounting firm. The decision to engage BPM as our independent registered public accounting firm was previously approved by our Audit Committee. During each of the two fiscal years ended December 31, 2011 and 2012 and through November 12, 2013, the date of BPM’s engagement, we did not consult with BPM regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the our financial statements, and neither a written report was provided to us nor oral advice was provided by BPM that was an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

Item 9A.	Controls and Procedures.

(I) Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Based on their evaluation as of December 31, 2013, our Chief Executive Officer and Vice President, Finance and Controller have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective.

There were no changes in our internal control over financial reporting during the year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Vice President, Finance and Controller, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—1992 Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the 1992 framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

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

BOARD OF DIRECTORS

Set forth below are name, age and biographical information for each member of Board of Directors.

DIRECTORS CONTINUING IN OFFICE UNTIL THE 2014 ANNUAL MEETING

Edward W. Cantrall, Ph.D., 82, has served as a member of the Board of Directors since May 2002. Dr. Cantrall has served as a consultant to biotechnology and genomics companies since May 1998. From November 1997 to May 1998, Dr. Cantrall served as Vice President and General Manager for Molecular Informatics, Inc., a subsidiary of the Perkin-Elmer Corporation, and prior to the acquisition of Molecular Informatics by Perkin-Elmer Corporation in November 1997, he served as President and Chief Executive Officer of Molecular Informatics. He was Chief Executive Officer and President of the National Center for Genome Resources from January 1995 to November 1996. From September 1986 to July 1994, Dr. Cantrall served as Vice President of Operations at Lederle Laboratories, a division of American Cyanamid Company, a pharmaceutical company which was subsequently acquired by Wyeth Laboratories, Inc. He has served as a member of the Board of Managers of The Health Enterprise Group since 2000. His fields of expertise include pharmaceutical development and manufacturing. Dr. Cantrall holds a Ph.D. degree in organic chemistry from the University of Illinois and an M.B.A. degree in industrial management from Fairleigh Dickinson University.

Steven R. Goldring, M.D., 70, has served as a member of the Board of Directors since May 2002. Dr. Goldring has served as Chief Scientific Officer of the Hospital for Special Surgery in New York since July 2006. From 1996 to July 2006, Dr. Goldring was a Professor of Medicine at Harvard Medical School and Chief of Rheumatology at Beth Israel Deaconess Medical Center. He has also served as the Director of the New England Baptist Bone and Joint Institute, in collaboration with the Beth Israel Deaconess Medical Center since its establishment in 1996. Dr. Goldring serves on the osteoporosis and rheumatology clinical advisory boards for Merck & Co., Inc. and Eli Lilly and Company, and serves as an advisor to numerous biotechnology companies. He has established a clinical research program at Beth Israel Deaconess Medical Center. Dr. Goldring has served as a consultant or Principal Investigator in the pharmaceutical industry and for National Institutes of Health sponsored research programs and as a consultant to numerous biotechnology and pharmaceutical companies. He received his medical training at Peter Bent Brigham Hospital and the Massachusetts General Hospital. He is the author of numerous scientific publications. Dr. Goldring holds an M.D. degree from Washington University School of Medicine.

DIRECTORS CONTINUING IN OFFICE UNTIL THE 2015 ANNUAL MEETING

Richard B. Newman, Esq., 75, has served as a member of the Board of Directors since April 2003. Mr. Newman is currently President and Treasurer of D&R Products Co., Inc., which designs, develops and manufactures orthopedic, vascular and other surgical medical devices and instruments for major medical device and instrument manufacturers in the United States and Europe. He has served in this role since 1983. Mr. Newman holds an A.B. degree from Harvard College and an LL.B. degree from the Harvard Law School.

DIRECTORS CONTINUING IN OFFICE UNTIL THE 2016 ANNUAL MEETING

Michael M. Wick, M.D., Ph.D., 68, has served as Chairman of the Board of Directors since January 2000. Dr. Wick has served as Chief Executive Officer since July 1999 and as President since June 1998. Dr. Wick served as Chief Operating Officer from December 1997 until June 1998, and as Executive Vice President, Research and Development, from December 1997 until June 1998. He has been a member of the Board of Directors since December 1997. Prior to joining us in December 1997, Dr. Wick was Senior Vice President of Research for CV Therapeutics, Inc., a public biotechnology company, from May 1995 until December 1997.

Dr. Wick served as Executive Director of oncology/immunology and clinical research at Lederle Laboratories from September 1990 until May 1995, and also directed the Cyanamid/Immunex joint oncology research program. Dr. Wick began his career at Harvard Medical School, where he served as an Associate Professor from July 1981 until June 1994 and Chief of the Melanoma Clinic and Laboratory of Molecular Dermatological Oncology at the Dana Farber Cancer Institute from September 1980 until September 1992. Dr. Wick holds a Ph.D. degree in Chemistry from Harvard University and an M.D. degree from Harvard Medical School.

EXECUTIVE OFFICERS

Set forth below are name, age and biographical information for each current executive officer.

William P. Kaplan, Esq., 60, has served as Vice President and General Counsel since February 2006 and Vice President, Legal Affairs since April 2003. Mr. Kaplan has also served as Corporate Secretary since May 2003. From 2000 to 2003, Mr. Kaplan was Vice President, General Counsel and Corporate Secretary of iPrint Technologies, a developer of Internet printing technology. Prior to iPrint, Mr. Kaplan served as Vice President and General Counsel of Resumix, a publisher of enterprise human resources software subsequently acquired by Yahoo!. He also served as General Counsel of Netcom On-Line Communication Services, an Internet service provider, and Ungermann-Bass, a global manufacturer of network and telecommunications equipment. Mr. Kaplan has practiced law since 1982. He holds a B.A. degree in mathematics from the University of California, Santa Barbara, and a Juris Doctor degree from the School of Law at the University of California, Davis.

Steven R. Schow, Ph.D., 64, has served as Vice President, Research since March 2000. He served as Senior Director of Medicinal Chemistry from March 1998 until March 2000. Prior to joining us, Dr. Schow served as a Director of Medicinal Chemistry at CV Therapeutics, Inc., a biotechnology company, from May 1995 to March 1998. He served as a Senior Group Leader at Lederle Laboratories, a division of American Cyanamid, from November 1991 until May 1995. Dr. Schow was a post doctoral fellow in organic chemistry at the University of California at Los Angeles and the University of Pennsylvania. Dr. Schow holds a Ph.D. degree in organic chemistry from the University of California at San Diego and a B.S. degree in chemistry from California State University, Los Angeles.

Wendy K. Wee, 61, joined us in October 2002 and has served as Vice President, Controller since August 2005, Principal Financial and Accounting Officer since December 2010, and Vice President, Finance since February 2011. Prior to joining us, Ms. Wee was the Senior Director of Finance and Controller at Connetics, a biotechnology company, from July 1996 to January 2000. She served as a corporate controller at SlamDunk Networks, Inc., a transaction delivery service provider, from September 2000 to September 2002, and as a corporate controller at iPrint Technologies, a developer of Internet printing technology, from February 2000 to August 2000. Prior to this, she held various management positions at Silicon Graphics, Inc., MIPS Computer Systems and Unisys Corporation. Ms. Wee holds a B.S. degree in business administration from San Jose State University and an M.B.A. degree from the University of Phoenix.

KEY PERSONNEL

Gail L. Brown, M.D., 63, has served as the Company’s Senior Vice President and Chief Medical Officer since November 2001. Dr. Brown has served as a consultant to the Company on matters related to clinical development of the Company’s product candidates since October 1998. Prior to joining the Company, Dr. Brown was a Managing Director at The Palladin Group, LP and Tanager Capital Group, LLC, entities specializing in investment advisory services, from January 2001 to October 2001. She was a co-founder and partner of Altair Capital Associates LLC, specializing in biotechnology investment advisory services, from November 1998 to January 2001. Dr. Brown has served as a consultant and a member of clinical and scientific advisory boards at numerous public and private biotechnology companies from 1995 to 2001. She began her career at the Harvard Medical School, where she served on the faculty in the Department of Medicine, Division of Hematology and

Oncology from 1980 to 1995. Dr. Brown received her M.D. degree from The University of Rochester School of Medicine and an M.B.A. degree in finance from St. Mary’s College of California School of Economics and Business Administration.

There are no family relationships among any of our directors or executive officers. Dr. Gail Brown is the spouse of Dr. Wick, our President, Chief Executive Officer and Chairman. No director has a contractual right to serve as a member of the Board of Directors. After review of all relevant transactions or relationships between each director, or any of his or her family members, our senior management and our Independent Registered Public Accounting Firm, the Board of Directors has determined that all of our directors are independent within the meaning of the applicable NASDAQ listing standards, except Dr. Wick, our Chairman of the Board of Directors, Chief Executive Officer and President.

BOARD OF DIRECTORS COMMITTEES AND MEETINGS

The Board of Directors has three committees: an Audit Committee, a Compensation Committee and a Nominating Committee.

The Audit Committee is currently composed of three outside directors: Drs. Cantrall and Goldring and Mr. Newman. The Audit Committee met four times and acted once by written consent during the fiscal year ended December 31, 2013. The Board of Directors periodically reviews the NASDAQ listing standards’ definition of independence for Audit Committee members and has determined that all members of our Audit Committee are independent (as independence is currently defined in Rule 5605(c)(2)(A) of the NASDAQ listing standards and Rule 10A-3(b)(1) of the Securities Exchange Act of 1934, as amended). The Board of Directors has determined that Dr. Cantrall qualifies as an “audit committee financial expert,” as defined in applicable SEC rules.

The Compensation Committee is currently composed of three outside directors: Dr. Cantrall, Dr. Goldring and Mr. Newman. Each of the members of the Compensation Committee is independent (as independence is currently defined in Rule 5605(a)(2) of the NASDAQ listing standards). The Compensation Committee met four times during the fiscal year ended December 31, 2013.

The Nominating Committee is currently composed of three outside directors: Dr. Cantrall, Dr. Goldring and Mr. Newman. All members of the Nominating Committee are independent (as independence is currently defined in Rule 5605(a)(2) of the NASDAQ listing standards). The Nominating Committee met once during the fiscal year ended December 31, 2013.

The Board of Directors met four times and acted once by written consent during the last fiscal year. Each member of the Board of Directors attended 75% or more of the aggregate of the meetings of the Board of Directors held in the last fiscal year during the period for which he was a director and of the meetings of the committees on which he served, held in the last fiscal year during the period for which he was a committee member. It is our current policy to require directors to attend the Annual Meeting absent extraordinary circumstances. The 2013 Annual Meeting of Stockholders was attended by all the members of the Board of Directors.

STOCKHOLDER COMMUNICATIONS WITH THE BOARD OF DIRECTORS

The Nominating Committee of the Board of Directors has adopted a process by which stockholders may communicate with the Board of Directors or any of its individual directors. Stockholders who wish to communicate with the Board of Directors may do so by sending a written communication addressed as follows: Telik Board Communication, c/o Stockholder Communications Officer, 2100 Geng Road, Suite 102, Palo Alto, CA 94303. All communications must state the number of shares owned by the stockholder making the communication. Telik’s Stockholder Communications Officer, or SCO, will review each communication and forward the communication to the Board of Directors, to any individual director to whom the communication is addressed, and/or to any other officer of the Company considered by the SCO to be appropriate.

CODE OF CONDUCT

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and our other equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely on a review of the copies of such forms furnished to us during 2013, SEC filings and certain written representations that no other reports were required during the fiscal year ended December 31, 2013, our officers, directors and greater than ten percent stockholders complied with all applicable Section 16(a) filing requirement.

Item 11.	Executive Compensation.

2013 Summary Compensation Table

The following table sets forth, for the fiscal years 2013 and 2012, compensation awarded or paid to, or earned by, our Chief Executive Officer and our three other most highly compensated executive officers at December 31, 2013 (the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)		Bonus ($)	Option Awards $	All Other Compensation ($)	Total ($)
Michael M. Wick President, Chief Executive Officer and Chairman	2013 2012	344,000 400,667	(1) (1)(2)	-0- -0-	-0- -0-	-0- -0-	344,000 400,667

William P. Kaplan Vice President, General Counsel and Corporate Secretary	2013 2012	236,000 245,333	(3)	-0- -0-	-0- -0-	-0- -0-	236,000 245,333

Steven R. Schow Vice President, Research	2013 2012	213,333 204,667	(4) (5)	-0- -0-	-0- -0-	-0- -0-	213,333 204,667

Wendy K. Wee Vice President, Finance and Controller	2013 2012	236,000 236,000		-0- -0-	-0- -0-	-0- -0-	236,000 236,000

(1)	Dr. Wick is not compensated for his role as a director. The amount shown reflects salary earned as an employee only.

(2)	Effective May 1, 2012, Dr. Wick’s annual salary was reduced to $344,000 from $514,000 as part of an overall reduction in operating expenses which was approved by the Compensation Committee of the Board of Directors on April 27, 2012.

(3)	Effective May 1, 2012, Mr. Kaplan’s annual salary was reduced to $236,000 from $264,000 as part of an overall reduction in operating expenses which was approved by the Compensation Committee of the Board of Directors on April 27, 2012.

(4)	Effective June 1, 2013, Dr. Schow’s annual salary was increased to $240,000 from $176,000 which was approved by the Compensation Committee of the Board of Directors on May 14, 2013.

(5)	Effective May 1, 2012, Dr. Schow’s annual salary was reduced to $176,000 from $262,000 as part of an overall reduction in operating expenses which was approved by the Compensation Committee of the Board of Directors on April 27, 2012.

Grants of Plan-Based Awards in 2013

For fiscal year 2013, no grants were made to any Named Executive Officer under any plan.

Outstanding Equity Awards at 2013 Fiscal Year-End

The following table summarizes the number of outstanding equity awards held by each of our Named Executive Officers at December 31, 2013. Each option grant is shown separately for each Named Executive Officer. The vesting schedule for each option grant is shown following this table.

Name and Principal Position	Option Grant Date		Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options (#) Un- exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price per Share ($)	Option Expiration Date
Michael M. Wick President, Chief Executive Officer and Chairman	01/22/2004 12/10/2004 01/06/2005 03/10/2006 03/03/2008 03/03/2008 11/18/2009 11/18/2009 05/25/2011	(A) (B) (A) (B)	5,000 5,000 4,167 4,667 11,667 -0- 18,333 -0- 16,667	-0- -0- -0- -0- -0- -0- -0- -0- -0-	3,333 10,000	723.90 565.80 567.90 609.00 65.70 65.70 23.70 23.70 20.70	01/22/2014 12/10/2014 01/06/2015 03/10/2016 03/03/2018 03/03/2018 11/18/2019 11/18/2019 05/25/2021
William P. Kaplan Vice President, General Counsel and Corporate Secretary	01/22/2004 12/10/2004 03/10/2006 02/27/2007 03/03/2008 11/18/2009 11/18/2009 05/25/2011	(A) (A) (A) (B)	333 1,667 667 3,333 2,000 4,167 -0- 6,667	-0- -0- -0- -0- -0- -0- -0- -0-	4,167	723.90 565.80 609.00 174.00 65.70 23.70 23.70 20.70	01/22/2014 12/10/2014 03/10/2016 02/27/2017 03/03/2018 11/18/2019 11/18/2019 05/25/2021
Steven R. Schow Vice President, Research	01/22/2004 02/25/2004 12/10/2004 02/27/2007 03/03/2008 11/18/2009 11/18/2009 05/25/2011	(A) (A) (A) (B)	1,667 834 1,667 2,000 2,333 6,667 -0- 7,500	-0- -0- -0- -0- -0- -0- -0- -0-	1,667	723.90 711.60 565.80 174.00 65.70 23.70 23.70 20.70	01/22/2014 02/25/2014 12/10/2014 02/27/2017 03/03/2018 11/18/2019 11/18/2019 05/25/2021

Name and Principal Position	Option Grant Date		Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options (#) Un- exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price per Share ($)	Option Expiration Date
Wendy K. Wee Vice President, Finance and Controller (Principal Financial and Accounting Officer)	01/22/2004 12/10/2004 08/24/2005 03/10/2006 02/27/2007 03/03/2008 11/18/2009 11/18/2009 05/25/2011	(A) (A) (A) (B)	1,000 1,333 833 500 3,333 2,000 6,667 -0- 9,667	-0- -0- -0- -0- -0- -0- -0- -0- -0-	1,667	723.90 565.80 441.90 609.00 174.00 65.70 23.70 23.70 20.70	01/22/2014 12/10/2014 08/24/2015 03/10/2016 02/27/2017 03/03/2018 11/18/2019 11/18/2019 05/25/2021

Option Awards Vesting Schedule
Grant Dates	Vesting Schedule
3/3/2008(A)	Options vest over four years: 25% of the shares vest one year after the date of grant and 1/48th of the shares vest monthly thereafter.
1/22/2004; 2/25/2004; 12/10/2004; 1/6/2005; 8/24/2005; 3/10/2006	Options vest over four years: 50% of the shares vest two years after the date of grant and 1/48th of the shares vest monthly thereafter.
2/27/2007(A); 5/25/2011	Options vest monthly over a period of two years after the date of grant.
3/3/2008(B)	Vesting will be 100% upon the achievement of specified performance goals for a significant license agreement relating to a Company product candidate.
11/18/2009(A)	Options vest over two years: 50% of the shares vest upon the first anniversary of the date of grant and 1/24th of shares vest monthly thereafter over the following 12 months.
11/18/2009(B)	Vesting will be 100% upon the earlier of (a) the consummation of a change of control of Telik, Inc. as defined in the 2000 Incentive Plan, or (b) a determination by our Board of Directors that we have consummated a significant transaction involving one or more of its then clinical stage products.

EMPLOYMENT, SEVERANCE AND CHANGE OF CONTROL AGREEMENTS

We entered into an employment agreement with Michael M. Wick, M.D., Ph.D. in August 1999 upon his promotion to the position of Chief Executive Officer. In December 1999, Dr. Wick was elected Chairman of the Board of Directors effective January 2000. On December 17, 2008, we entered into an amended and restated employment agreement, or the Employment Agreement, with Dr. Wick to clarify the manner in which such employment agreement complies with the final regulations under Section 409A of the U.S. Internal Revenue Code. The Employment Agreement superseded and replaced the employment agreement entered into in August 1999. According to the Employment Agreement, either Telik, Inc. or Dr. Wick may terminate his employment at any time for any reason. If Dr. Wick is terminated without cause, he is entitled to receive as severance continued payment of his base salary and health care benefits for twelve months. We will also accelerate the vesting of his then unvested stock options as to the number of shares that would have vested in the ordinary course in the first twelve months following his termination date, with such vesting effective as of his termination date. Dr. Wick’s benefits pursuant to the Employment Agreement are subject to his signing of a general waiver or release of Telik, Inc.

In February 2003, we adopted the Telik, Inc. Change of Control Severance Benefit Plan, or the Severance Plan. On December 17, 2008, the Compensation Committee of the Board of Directors adopted an amendment to the Severance Plan to clarify the manner in which such plan complies with the final regulations under Section 409A. The Severance Plan provides eligible participants with severance benefits in the event that a participant’s employment with Telik, Inc. is terminated, voluntarily or involuntarily, without cause within one year after a change of control, provided that the eligible participant signs a general waiver or release Telik, Inc. prior to receipt of the benefits. Such benefits include cash severance, payment of premiums under employee benefits plans, COBRA continuation coverage, accelerated vesting of unvested stock options and additional payments if the amounts which a participant would receive in connection with a change in control of Telik, Inc. would constitute a “parachute payment” or be subject to excise tax.

The Severance Plan provides that, to the extent designated by the Compensation Committee or the Chief Executive Officer, the Chief Operating Officer, Chief Financial Officer, Senior Vice Presidents, Vice Presidents and others would be eligible to participate in the Severance Plan. On February 21, 2003, the Board of Directors designated Dr. Wick as eligible to participate in the Severance Plan. Under the Severance Plan, Dr. Wick, as the Chief Executive Officer, is eligible to receive (1) full accelerated vesting of any unvested stock options then held, (2) a lump sum cash payment equal to two times the greater of: (i) the sum of his base salary and the greater of: (a) the annual cash bonus paid to him in the prior year; or (b) his Annual Target Bonus as in effect on the date of termination; or (ii) the sum of his base salary and the greater of: (a) the annual cash bonus paid to him in the prior year; or (b) his Annual Target Bonus as in effect immediately prior to the Change of Control; and (3) continuation of health benefits for up to 24 months and COBRA continuation coverage. Dr. Wick would also be entitled to additional payments if the amounts he would receive in connection with a change in control of Telik, Inc. would constitute a “parachute payment” or be subject to excise tax. Dr. Wick’s benefits under the Severance Plan, when applicable, will supersede the severance benefits under his employment contract.

On February 26, 2014, the Compensation Committee designated Gail L. Brown, M.D., William P. Kaplan, Esq., Steven R. Schow, Ph.D., and Wendy K. Wee as eligible to participate in the Severance Plan. Under the Severance Plan, each is eligible to receive (1) full accelerated vesting of any unvested stock options then held; (2) a lump sum cash payment equal to the greater of: (i) the sum of his or her base salary and the greater of: (a) the annual cash bonus paid to him or her in the prior year; or (b) his or her Annual Target Bonus as in effect on the date of termination; or (ii) the sum of his or her base salary and the greater of: (a) the annual cash bonus paid to him or her in the prior year; or (b) his or her Annual Target Bonus as in effect immediately prior to the Change of Control; and (3) continuation of health benefits for up to 12 months and COBRA continuation coverage. Each would also be entitled to additional payments if the amounts he or she would receive in connection with a change in control of Telik, Inc. would constitute a “parachute payment” or be subject to excise tax.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE

The following table provides information on severance benefits that would become payable upon a change in control of the Company and subsequent involuntary separation from service within twelve months after the change in control under the Severance Plan and Dr. Wick’s Employment Agreement. The amounts shown assume that the employment of the eligible participants terminated on December 31, 2013 and are based on their compensation and the Company’s closing stock price ($1.19 per share) as of such date.

Name	Voluntary Termination or Involuntary Termination Without Cause After A Change of Control			Involuntary Termination Without Cause
	Health Care Benefits ($)	Salary ($) (1)	Equity Acceleration ($) (2)	Health Care Benefits ($)	Salary ($)	Equity Acceleration ($) (2)
Michael M. Wick	22,906	688,000	-0-	11,453	344,000	-0-
Gail L. Brown	11,527	272,000	-0-	-0-	-0-	-0-
William P. Kaplan	35,390	236,000	-0-	-0-	-0-	-0-
Steven R. Schow	210	240,000	-0-	-0-	-0-	-0-
Wendy K. Wee	11,527	236,000	-0-	-0-	-0-	-0-

(1)	Amounts shown are the maximum potential payment the executive would have received as of December 31, 2013. Amounts of parachute payment, if any, would be calculated at actual termination.

(2)	Represents the excess of closing fair market value of the shares accelerated vested and exercisable on December 31, 2013 over the aggregate exercise price of such shares.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the ownership of our common stock by: (a) each director; (b) each of the executive officers named in the Summary Compensation Table and (c) all our executive officers and directors as a group. We are not aware of any beneficial owners of more than five percent of our common stock. All of the information in this table is as of March 1, 2014, unless otherwise noted in the appropriate footnote to the table.

Pursuant to Rule 13d-3 of the Securities Exchange Act of 1934, as amended, shares are deemed to be beneficially owned by a person if that person has the right to acquire shares (for example, upon exercise of an option) within sixty days of the date that information is provided. In determining the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by the person (and only that person) by reason of such acquisition rights. As a result, the percentage of outstanding shares held by any person in the table below does not necessarily reflect the person’s actual voting power. As of March 1, 2014, there were 4,583,096 shares of common stock outstanding.

Beneficial Owner (1)	Number of Shares Owned (2)		Right to Acquire Within 60 Days (3)		Beneficial Ownership Total	Percent of Total
Michael M. Wick, M.D., Ph.D.	6,973	(4)	103,002	(5)	109,975	2.35%
William P. Kaplan, Esq.	89		18,501		18,590	*
Steven R. Schow, Ph.D.	1,712	(6)	20,167		21,879	*
Wendy K. Wee	1,075		24,333		25,408	*
Edward W. Cantrall, Ph.D.	2,333	(7)	1,751		4,084	*
Steven R. Goldring, M.D.	—		1,751		1,751	*
Richard B. Newman, Esq.	782	(8)	1,751		2,533	*
All executive officers and directors as a group (7 persons)	12,964		171,256		184,220	3.87%

*	Less than one percent.

(1)

This table is based upon information supplied by officers and directors and Form 4s filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on

4,583,096 shares outstanding on March 1, 2014. Unless otherwise indicated, the address of each of the individuals in this column is: c/o Telik, Inc. 2100 Geng Road, Suite 102, Palo Alto, CA 94303.

(2)	Excludes shares issuable pursuant to stock options exercisable within 60 days of March 1, 2014.

(3)	Shares issuable pursuant to stock options exercisable within 60 days of March 1, 2014.

(4)	Includes 1,560 shares held by Dr. Wick’s spouse.

(5)	Includes 42,500 shares issuable to Dr. Wick’s spouse pursuant to stock options exercisable within 60 days of March 1, 2014.

(6)	Shares are held under the Schow-Hamlin Living Trust, of which Dr. Schow and his wife are Trustees.

(7)	Shares are held in a joint account with Dr. Cantrall’s wife.

(8)	Includes 500 shares held by the D&R Products Co., Inc. 401(k) and Profit Sharing Plan, of which Mr. Newman and his spouse are trustees.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Gail L. Brown, M.D., the spouse of Dr. Wick, our President, Chief Executive Officer and Chairman, joined us as Senior Vice President and Chief Medical Officer on November 26, 2001. Dr. Brown’s annual salary was reduced to $272,000 from $406,000 effective May 1, 2012 as part of an overall reduction in operating expenses which was approved by the Compensation Committee of the Board of Directors on April 27, 2012. Dr. Brown’s annual salary remained at $272,000 in 2013. There were no stock options granted to Dr. Brown in 2012 and 2013.

We have entered into indemnification agreements with our directors and certain officers for the indemnification and advancement of expenses to these persons to the fullest extent permitted by law. We also intend to enter into these agreements with future directors and officers.

Item 14.	Principal Accounting Fees and Services

The following summarizes the fees billed by our independent registered public accounting firms for audit, tax and other professional services for the years ended December 31, 2013 and 2012:

	December 31,
	2013		2012
	Ernst & Young LLP	Burr Pilger Mayer, Inc.	Ernst & Young LLP
Audit Fees(1)	$105,450	$87,650	$357,000
Audit-Related Fees(2)	—	—	—
Tax Fees(3)	—	—	—
All Other Fees(4)	—	—	—

Total Fees	$105,450	$87,650	$357,000

(1)	Audit Fees were for services associated with the annual audit and the reviews of our Annual Report on Form 10-K and our quarterly reports on Form 10-Q.

(2)	There were no audit-related fees billed for the fiscal years ended December 31, 2013 and 2012.

(3)	Tax Fees would be for services in connection with tax compliance, tax planning and tax advice. We incurred no such fees in the fiscal years ended December 31, 2013 and 2012.

(4)	There were no other fees for services by our independent registered public accounting firms for the fiscal years ended December 31, 2013 and 2012.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report:

1.	Financial Statements. Our financial statements and the Report of Independent Registered Public Accounting Firm, are included in Part IV of this Report on the pages indicated:

2.	Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

3.	Exhibits:

Exhibit Number		Description

3.1		Amended and Restated Certificate of Incorporation. (2)

3.2		Certificate of Amendment to Amended and Restated Certificate of Incorporation (16)

3.3		Amended and Restated Bylaws. (10)

3.4		Registrant’s Certificate of Designation of Series A Junior Participating Preferred Stock. (5)

3.5		Registrant’s Certificate of Elimination with respect to Series A Junior Participating Preferred Stock. (18)

4.1		Specimen Common Stock Certificate. (1)

10.1		Form of Indemnity Agreement. (1) (3)

10.2		2011 Equity Incentive Plan and related documents. (3)(13)

10.3		2000 Equity Incentive Plan and related documents. (3) (4)

10.4		2000 Employee Stock Purchase Plan and Offering. (3) (4)

10.5		2000 Non-Employee Directors’ Stock Option Plan and Agreement. (3) (11)

10.6		Form of Non-Plan Stock Option Agreement. (3) (4)

10.7		Telik, Inc. Executive Officer Bonus Plan. (3)(9)

10.8		Amended and Restated Employment Agreement between Michael M. Wick, M.D., Ph.D. and Telik, dated December 17, 2008, as amended. (3) (12)

10.9		Agreement for Termination of Lease and Voluntary Surrender of Premises dated February 19, 2013, by and between Telik and ARE-San Francisco No. 24, LLC. (6)

10.10		Sublease between Telik and Boomerang.com, Inc. dated February 27, 2013 (17)

10.11		Lease, between Telik and Aricent US, Inc., dated November 22, 2010. (14)

10.12	*	Manufacturing Supply Agreement dated July 1, 2004, by and between Telik and Organichem Corporation. (7)

10.13		Telik, Inc. Change of Control Severance Benefit Plan, dated February 21, 2003, amended December 17, 2008. (3) (12)

Exhibit Number	Description

10.14	At Market Issuance Sales Agreement, dated August 30, 2011, by and between Telik, Inc., and McNicoll, Lewis & Vlak LLC. (15)

14.1	Telik, Inc. Code of Conduct. (8)

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on the signature pages hereto)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Link Document

*	Confidential treatment has been granted for portions of this document. The information omitted pursuant to such confidential treatment order has been filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to exhibits to our Registration Statement on Form S-1, filed on April 3, 2000, as amended (File No. 333-33868).

(2)	Incorporated by reference to exhibits to our Annual Report on Form 10-K for the year ended December 31, 2001, as filed on March 27, 2002.

(3)	Management contract or compensatory arrangement.

(4)	Incorporated by reference to exhibits to our Registration Statement on Form S-8, as filed on August 30, 2000 (File No. 333-44826).

(5)	Incorporated by reference to exhibits to our Current Report on Form 8-K dated November 2, 2001, as filed on November 5, 2001.

(6)	Incorporated by reference to exhibits to our Current Report on Form 8-K dated February 19, 2013, as filed on February 22, 2013.

(7)	Incorporated by reference to exhibits to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, as filed on November 8, 2004.

(8)	Incorporated by reference to exhibits to our Annual Report on Form 10-K for the year ended December 31, 2003, as filed on March 5, 2004.

(9)	Incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the year ended December 31, 2006, as filed on February 28, 2007.

(10)	Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K dated December 11, 2007, as filed on December 14, 2007.

(11)	Incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 2007, as filed on March 3, 2008.

(12)	Incorporated by reference to exhibits to our Current Report on Form 8-K dated December 17, 2008, as filed on December 23, 2008.

(13)	Incorporated by reference to Appendix E to our Proxy Statement for the Annual Meeting of Stockholders, as filed on May 16, 2011.

(14)	Incorporated by reference to exhibits to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, as filed on August 12, 2011.

(15)	Incorporated by reference to Exhibit 10.17 to our Current Report on Form 8-K dated August 30, 2011, as filed on August 31, 2011.

(16)	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated March 28, 2012, as filed on March 30, 2012.

(17)	Incorporated by reference to exhibits to our Current Report on Form 8-K dated February 27, 2013, as filed on March 5, 2013.

(18)	Incorporated by reference to Exhibit 3.4 to our Annual Report on Form 10-K for the year ended December 31, 2011, as filed on February 27, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELIK, INC.

/s/ Wendy Wee
Wendy Wee Vice President, Finance and Controller (Principal Financial and Accounting Officer)

Dated: March 10, 2014

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ MICHAEL M. WICK Michael M. Wick, M.D., Ph.D.	Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2014

/S/ WENDY WEE Wendy Wee	Vice President, Finance and Controller (Principal Financial and Accounting Officer)	March 10, 2014

/S/ EDWARD W. CANTRALL Edward W. Cantrall, Ph.D.	Director	March 10, 2014

/S/ STEVEN R. GOLDRING Steven R. Goldring, M.D.	Director	March 10, 2014

/S/ RICHARD B. NEWMAN Richard B. Newman	Director	March 10, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Telik, Inc.

We have audited the accompanying balance sheet of Telik, Inc. as of December 31, 2013, and the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor have we been engaged to perform, an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Telik, Inc. as of December 31, 2013, and the results of its operations and its cash flows for the year ended December 31, 2013, in conformity with accounting principles generally accepted in the Unites States.

The accompanying financial statements have been prepared assuming that Telik, Inc. will continue as a going concern. As discussed in Note 1 to the financial statements, Telik, Inc.’s recurring losses from operations, available cash and cash equivalents and accumulated deficit raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/    Burr Pilger Mayer, Inc.

San Jose, California

March 7, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Telik, Inc.

We have audited the accompanying balance sheet of Telik, Inc. as of December 31, 2012, and the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Telik, Inc. as of December 31, 2012, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

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

/s/    Ernst & Young LLP

Redwood City, California

March 15, 2013

TELIK, INC.

BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$2,229	$4,747
Other receivables	—	5
Prepaids and other current assets	381	626

Total current assets	2,610	5,378
Restricted investments	—	250

Total assets	$2,610	$5,628

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$20	$151
Accrued clinical trial costs	—	154
Accrued compensation	175	313
Accrued liabilities	169	481
Accrued contingent lease termination fee	591	—
Short-term deferred rent	—	4
Current portion of facility exit costs	—	1,022

Total current liabilities	955	2,125
Noncurrent portion of facility exit costs	—	441
Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.01 par value: 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value: 100,000,000 shares authorized; shares issued and outstanding 4,583,096 in 2013 and 2,689,200 in 2012	46	27
Additional paid-in capital	555,139	551,335
Accumulated deficit	(553,530)	(548,300)

Total stockholders’ equity	1,655	3,062

Total liabilities and stockholders’ equity	$2,610	$5,628

See accompanying Notes to Financial Statements.

TELIK, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Years Ended December 31,
	2013	2012	2011
Operating costs and expenses:
Research and development	$1,996	$3,524	$5,566
General and administrative	3,245	4,455	6,491

Total operating costs and expenses	5,241	7,979	12,057

Loss from operations	(5,241)	(7,979)	(12,057)
Interest and other income, net	11	8	35

Net loss	$(5,230)	$(7,971)	$(12,022)

Basic and diluted net loss per share*	$(1.17)	$(3.64)	$(6.69)

Shares used to calculate basic and diluted net loss per share*	4,480	2,188	1,798

Net loss	$(5,230)	$(7,971)	$(12,022)
Other comprehensive income, net of tax:
Changes in net unrealized gains on investments	—	—	1

Comprehensive loss	$(5,230)	$(7,971)	$(12,021)

*Adjusted	for the 1-for-30 reverse stock split as discussed in Notes 1 and 7

See accompanying Notes to Financial Statements.

TELIK, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

Common Stock*	Additional Paid-in Capital*	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Shares	Amount
Balance at December 31, 2010	1,787	$18	$546,659	$(1)	$(528,307)	$18,369
Comprehensive loss:
Net loss	—	—	—	—	(12,022)	(12,022)
Change in unrealized gains (losses) on available-for-sale investments	—	—	—	1	—	1

Comprehensive loss	(12,021)
Issuance of common stock under an At Market Issuance Sales Agreement, net of issuance cost	16	—	149	—	—	149
Share-based compensation expense	—	—	1,558	—	—	1,558
Common stock issued under stock option and purchase plans	12	—	244	—	—	244

Balance at December 31, 2011	1,815	$18	$548,610	$—	$(540,329)	$8,299
Comprehensive loss:
Net loss	—	—	—	—	(7,971)	(7,971)

Comprehensive loss	(7,971)
Issuance of common stock under an At Market Issuance Sales Agreement, net of issuance cost	873	9	2,026	—	—	2,035
Share-based compensation expense	—	—	696	—	—	696
Common stock issued under stock option and purchase plans	1	—	3	—	—	3

Balance at December 31, 2012	2,689	$27	$551,335	$—	$(548,300)	$3,062
Comprehensive loss:
Net loss	—	—	—	—	(5,230)	(5,230)

Comprehensive loss	(5,230)
Issuance of common stock under an At Market Issuance Sales Agreement, net of issuance cost	1,894	19	3,578	—	—	3,597
Share-based compensation expense	—	—	226	—	—	226	-

Balance at December 31, 2013	4,583	$46	$555,139	$—	$(553,530)	$1,655

*	Adjusted for the 1-for-30 reverse stock split as discussed in Notes 1 and 7

See accompanying Notes to Financial Statements.

TELIK, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net loss	$(5,230)	$(7,971)	$(12,022)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	1	10
Gain on disposal of property and equipment	(8)	—	—
Share-based compensation expense	226	696	1,558
Changes in assets and liabilities:
Other receivables	5	20	189
Prepaid expenses and other current assets	245	60	54
Accounts payable	(131)	42	(823)
Accrued liabilities	(608)	(126)	(288)
Accrued facility exit costs and contingent lease termination fee	(622)	(1,463)	(1,436)

Net cash used in operating activities	(6,123)	(8,741)	(12,758)

Cash flows from investing activities:
Purchases of investments	(2,510)	(4,507)	(11,720)
Proceeds from sales of investments	—	—	1,699
Maturities of investments	2,510	6,911	23,664
Proceeds from sale of property and equipment	8	—	—

Net cash provided by investing activities	8	2,404	13,643

Cash flows from financing activities:
Net proceeds from issuance of common stock	3,597	2,038	393

Net cash provided by financing activities	3,597	2,038	393

Net change in cash and cash equivalents	(2,518)	(4,299)	1,278
Cash and cash equivalents at beginning of period	4,747	9,046	7,768

Cash and cash equivalents at end of period	$2,229	$4,747	$9,046

Supplementary information:
Non-cash transaction disclosure:
Transfer of restricted investment in satisfaction of Porter Drive facility lease termination fee	$250	$—	$—

See accompanying Notes to Financial Statements.

TELIK, INC.

NOTES TO FINANCIAL STATEMENTS

1.     Nature of Operations and Going Concern

Business Overview

Telik, Inc. (“Telik,” “we” or, the “Company”) was incorporated in the state of Delaware in October 1988. We are engaged in the discovery and development of small molecule therapeutics. We operate in only one business segment.

We have incurred net losses since inception and we expect to incur substantial losses for the foreseeable future as we continue our research and development activities. To date, we have funded operations primarily through the sale of equity securities, non-equity payments from collaborators and interest income. The process of developing our products will require significant additional research and development, preclinical testing and clinical trials, as well as regulatory approval. We expect these activities, together with general and administrative expenses, to result in substantial operating losses for the foreseeable future. We will not receive product revenue unless we, or our collaborative partners, complete clinical trials, obtain regulatory approval and successfully commercialize one or more of our products.

Going Concern

We believe our existing cash resources will only be sufficient to fund our projected operating requirements through approximately May of 2014. Our ability to continue as a going concern is subject to significant uncertainty, including but not limited to, our ability to raise adequate capital to fund our current clinical development plan. We have incurred significant losses from operations and expect to continue to incur losses for the foreseeable future. While we were able to raise $3.6 million through the sale of our common stock in 2013, we cannot provide any assurances that we will be successful in obtaining additional funding, if at all. We have been and are currently seeking collaborative arrangements with corporate partners to fund the development and commercialization of TELINTRA, our lead product candidate. However, we cannot provide any assurances that we will be successful in closing a collaborative arrangement in a timely manner, if at all. As a result, we have retained a financial advisory firm to assist in these efforts and to explore and recommend strategic alternatives. These alternatives could include partnerships involving one or more of our product candidates, merger with or acquisition by another company, financings, the sale of company assets, in whole or in part, ceasing operations, or some other arrangement through which the value of our assets to stockholders could be optimized. We may have to further restructure our operations to conserve resources. These conditions raise a substantial doubt about our ability to continue as a going concern.

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

Reverse Stock Split

On March 30, 2012, we effected a 1-for-30 reverse stock split of our outstanding common stock. The reverse stock split affected all stockholders of our common stock uniformly but did not materially affect any stockholder’s percentage of ownership interest. The par value of our common stock remains unchanged at $0.01 per share and the number of authorized shares of common stock remains the same after the reverse stock split. Unless otherwise noted, all impacted amounts included in the financial statements and notes thereto have been retroactively adjusted for the reverse stock split. See Note 7 for additional information.

TELIK, INC.

NOTES TO FINANCIAL STATEMENTS

Stock Offerings

In August 2011, we filed a shelf registration statement on Form S-3 to offer and sell, from time to time, equity securities in one or more offerings up to a total dollar amount of $25.0 million. On August 30, 2011, we entered into an At Market Issuance Sales Agreement, or the Sales Agreement with McNicoll, Lewis & Vlak LLC, or MLV, pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $7.0 million from time to time through MLV as our sales agent. For the year ended December 31, 2013, we sold 1,893,896 shares of our common stock and received approximately $3.6 million in net proceeds under the Sales Agreement after deducting commissions and other related expenses. Since entering into the Sales Agreement, we have sold 2,782,887 shares of our common stock and received approximately $5.8 million in net proceeds.

Our ability to sell shares of our common stock pursuant to the Sales Agreement is subject to share volume limitations, market conditions and our continued listing on the Nasdaq Capital Market. There is no assurance that we may be able to raise any additional funds in the future under the Sales Agreement.

2.    Summary of Significant Accounting Policies

Use of Estimates

In preparing our financial statements to conform to U.S. generally accepted accounting principles, we make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results may differ from these estimates.

Cash and Cash Equivalents and Investments

We invest our excess cash in money market funds, cash deposits and U.S. government agency securities. All investments with stated maturities of three months or less from date of purchase are classified as cash equivalents. Debt securities with original maturities greater than three months and remaining maturities less than one year are classified as short-term investments. Debt securities with remaining maturities greater than one year and which we intend to hold until maturity are classified as long-term investments. We classify all cash equivalents and investments as available-for-sale. Available-for-sale securities are carried at estimated fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss).

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

Restricted Investments

Under certain operating lease agreements, we may be required from time to time to set aside cash as collateral. At December 31, 2012, we had approximately $250,000 of restricted investments related to a building lease agreement and there were no restricted investments at December 31, 2013.

TELIK, INC.

NOTES TO FINANCIAL STATEMENTS

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

TELIK, INC.

NOTES TO FINANCIAL STATEMENTS

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

Stock-based Compensation

Under the provisions of ASC 718, employee stock-based compensation is estimated using the Black-Scholes option-pricing model and is recognized as expense ratably over the requisite service period in a manner similar to other forms of compensation paid to employees. The Black-Scholes option-pricing model requires the use of certain subjective assumptions. The most significant of these assumptions are our estimates of the expected volatility of the market price of our stock and the expected term of the award. For the years 2013, 2012 and 2011, the expected volatilities were based solely on historical volatility data as there were insufficient traded option activities resulting from our declining stock price. The expected term of options granted is based on the simplified method in accordance with SAB Topic 14.D.2, as our historical share option exercise experience does not provide a reasonable basis for estimation. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We adjust our forfeiture rate to reflect actual historical and expected cancellations of unvested options when applicable. See Note 7 to Financial Statements for additional information.

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

	Years Ended December 31,
	2013	2012	2011
Weighted average outstanding options	281,822	333,243	378,640

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

TELIK, INC.

NOTES TO FINANCIAL STATEMENTS

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

We adopted and applied ASC 740-10-25 to all income tax positions commencing from 2007. There was no impact on our financial statements upon adoption. Because of our historical significant net operating losses, we have not been subject to income tax since inception. At December 31, 2013, we have a liability for unrecognized tax benefits of $8.3 million, none of which, if recognized, would affect our effective tax rate. We maintain deferred tax assets that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. These deferred tax assets include net operating loss carryforwards, research credits and capitalized research and development. The net deferred tax asset has been fully offset by a valuation allowance because of our history of losses.

Recent Accounting Pronouncements

We do not believe there are any recently issued, but not yet effective, accounting standards that would have a significant impact on our financial position or results of operations.

3.    Fair Value Measurements

We measure certain financial assets at fair value on a recurring basis, including cash equivalents and available-for-sale securities. The fair value of these financial assets was determined based on a three-tier fair value hierarchy as described in Note 2, which prioritizes the inputs used in measuring fair value.

The following table presents information about our financial assets that are measured at fair value on a recurring basis as of December 31, 2013 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair Value Measurement at December 31, 2013 Using
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Available-for-sale securities (presented as cash equivalents) :
Money market funds	$458	$458	$—	$—
US government agencies	1,400	—	1,400	—

Total	$1,858	$458	$1,400	$—

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
Available-for-sale securities (presented as cash equivalents) :
Money market funds	$85	$85	$—	$—
US government agencies	3,575	—	3,575	—

Total	$3,660	$85	$3,575	$—

There were no transfers between Level 1 and Level 2 measurements in the years ended December 31, 2013 and 2012.

4.    Cash, Cash Equivalents, Investments and Restricted Investments

The following is a summary of estimated fair value of cash and cash equivalents, investments and restricted investments:

	December 31
	2013	2012
	(in thousands)
Certificate of deposits	$—	$250
US government agencies	1,400	3,575
Cash and money market funds	829	1,172

Total	$2,229	$4,997

Reported as:
Cash and cash equivalents	$2,229	$4,747
Restricted investments	—	250

Total	$2,229	$4,997

We had no material unrealized gains or losses for the years ended December 31, 2013 and 2012. There were no material realized gains on sales of available-for-sale investments for the years ended December 31, 2013 and 2012. Realized gains and losses were calculated based on the specific identification method.

TELIK, INC.

NOTES TO FINANCIAL STATEMENTS

The following is a summary of the cost and estimated fair value of marketable debt securities, held as available-for-sale at December 31, 2013 and 2012, classified by stated maturity date of the security:

	December 31, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Mature in less than one year	$—	$—	$3,575	$3,575

Total	$—	$—	$3,575	$3,575

5.    Facility Exit Costs and Accrued Contingent Lease Termination Fee

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

On February 19, 2013, we entered into an agreement with our landlord, ARE San Francisco No.24, LLC, or ARE, pursuant to which the premises was voluntarily surrendered, the master lease and sublease were terminated as of February 28, 2013, we were relieved of further obligations under the master lease and further rights to rental income under the sublease, and we agreed to pay a termination fee to ARE of approximately $0.7 million. Prior to the termination of these agreements, the remaining lease payments to ARE through the end of the master lease totaled approximately $4.5 million and the remaining sublease income to Telik through the same period totaled approximately $3.2 million. In addition to the termination fee, if we receive $15 million or more in additional financing in the aggregate, an additional termination fee of $591,000 will be due to ARE, but otherwise be forgiven. As a result of the termination agreement, we reversed the remaining facility exit cost liability, recorded $591,000 as accrued contingent lease termination fee and included the net charge in general and administrative expenses in the Statements of Operations and Comprehensive Loss.

The following table summarizes the activities related to accrued facility exit costs for the year ended December 31, 2013 and 2012:

	December 31,
	2013	2012
	(in thousands)
Beginning balance	$1,463	$2,926
Lease payments made during the period	(603)	(3,938)
Sublease income received during the period	418	2,448
Termination fee paid or applied using deposit	(714)	—
Amount transferred to contingent termination fee	(566)	—
Non-cash accretion	2	27

Balance as of December 31	$—	$1,463

Reported as current portion	$—	$1,022
Reported as noncurrent portion	$—	$441

TELIK, INC.

NOTES TO FINANCIAL STATEMENTS

6.     Commitments & Contingencies

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

We have no future rental payments under our non-cancelable operating leases as of December 31, 2013 and none for the year 2014 and beyond. We recorded a $591,000 contingent lease termination fee, in connection with the termination of our master lease and sublease of our Porter Drive facility, which is payable to ARE if we receive $15 million or more in additional financing in the aggregate.

7.     Stockholders’ Equity

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

Stock Offerings

In August 2011, we filed a shelf registration statement on Form S-3 to offer and sell, from time to time, equity securities in one or more offerings up to a total dollar amount of $25.0 million. On August 30, 2011, we entered into the Sales Agreement with MLV pursuant to which we may issue and sell shares of our common stock having an aggregate offering price up to $7.0 million, from time to time, through MLV as our sales agent. In conjunction with the Sales Agreement, MLV would receive compensation based on an aggregate of 4% of the gross proceeds on the sale price per share of our common stock. Any sales made pursuant to the Sales Agreement are deemed an “at-the-market” offering and would be made pursuant to the shelf registration statement on Form S-3. For the years ended 2013, 2012, and 2011, we sold 1,893,896 shares, 872,854 shares and 16,137 shares of our common stock through MLV under the Sales Agreement and received net proceeds of approximately $3.6 million, $2.0 million and $149,000 respectively after deducting commissions and other related expenses. As of December 31, 2013, we have sold 2,782,887 shares of our common stock and received approximately $5.8 million in net proceeds.

Stockholder Rights Plan

In October 2001, our Board of Directors approved the adoption of a Stockholder Rights Plan, which provided for the distribution of one preferred share purchase right, or a Right, for each outstanding share of common stock of the Company. The dividend was paid on November 14, 2001 to the stockholders of record on that date. Each Right entitled the registered holder to purchase from the Company one one-hundredth of a share

TELIK, INC.

NOTES TO FINANCIAL STATEMENTS

of Series A Junior Participating Preferred Stock, par value $0.01 per share, or the Preferred Shares, at a price of $90.00 per one one-hundredth of a Preferred Share, or the Purchase Price, subject to adjustment. The Rights would be exercisable the earlier of (i) the date of a public announcement that a person, entity or group of affiliated or associated persons have acquired beneficial ownership of 20% or more of the outstanding common shares, or an Acquiring Person, or (ii) ten business days (or such later date as may be determined by action of the Board of Directors prior to such time as any person or entity became an Acquiring Person) following the commencement of, or announcement of an intention to commence, a tender offer or exchange offer the consummation of which would result in any person or entity becoming an Acquiring Person. In May 2006, we amended the stockholder rights plan to exclude Eastbourne Capital Management, L.L.C., or Eastbourne, and certain related persons and entities from the definition of Acquiring Person so long as neither Eastbourne nor its affiliates or associates, either individually or in the aggregate, becomes the beneficial owner of 25% or more of the common stock then outstanding. On December 11, 2006, the plan was further amended to increase this threshold to 30%.

In the event that any person, entity or group of affiliated or associated persons became an Acquiring Person, each holder of a Right would have the right to receive, upon exercise, the number of common shares having a market value of two times the exercise price of the Right. In the event that the Company was acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power were sold to an Acquiring Person, its associates or affiliates or certain other persons in which such persons had an interest, each holder of a Right would have the right to receive, upon the exercise at the then-current exercise price of the Right, that number of shares of common stock of the acquiring company which at the time of such transaction would have a market value of two times the exercise price of the Right. At any time after an Acquiring Person became an Acquiring Person and prior to the acquisition by such Acquiring Person of 50% or more of the outstanding common shares, the Board of Directors of the Company may exchange the Rights (other than Rights owned by such person or group which have become void), in whole or in part, at an exchange ratio of one common share, or one one-hundredth of a Preferred Share, per Right (or, at the election of the Company, the Company may issue cash, debt, stock or a combination thereof in exchange for the Rights), subject to adjustment. The Rights expired on November 14, 2011. Accordingly, we filed a certificate of elimination with the Secretary of State of the State of Delaware on February 24, 2012, or the Certificate of Elimination, which eliminated from our Amended and Restated Certificate of Incorporation all matters set forth in the Certificate of Designation with respect to the Preferred Shares. No Preferred Shares were issued or outstanding at the time of the filing of the Certificate of Elimination.

Stock Option Plans

In March 2011, we adopted the 2011 Equity Incentive Plan, or the 2011 Plan, and reserved 116,667 shares of Telik common stock for issuance under the 2011 Plan. Options granted under the 2011 Plan may be either incentive stock options (“ISOs”) or nonstatutory stock options (“NSOs”). The 2011 Plan also provides for the grant of stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards and other stock awards. For ISOs and NSOs, the option price shall be at least 100% and 85%, respectively, of the closing price of our common stock on the date of the grant. If, at any time we grant an option, and the optionee directly or by attribution owns stock possessing more than 10% of the total combined voting power of all classes of stock of Telik, the option price shall be at least 110% of the fair value and shall not be exercisable more than five years after the date of grant. Eligible participants include employees, directors and consultants of Telik. Options generally vest over a period of two or four years from the date of grant. Options granted under the 2011 Plan expire no later than 10 years from the date of grant. As of December 31, 2013, there were 68,295 option shares outstanding and 48,372 shares available for future grants under the 2011 Plan.

TELIK, INC.

NOTES TO FINANCIAL STATEMENTS

Prior to 2011, we had two options plans, the 2000 Equity Incentive Plan, or the 2000 Plan, and the 2000 Non-Employee Directors’ Stock Option Plan, or the Directors’ Plan, under which we granted stock options to employees, directors and consultants based on the provisions in each plan. These options generally vest over a period of two or four years from the date of grant. Options granted under these plans expire no later than 10 years from the date of grant. We have also granted performance-based options under the 2000 Plan which will only vest when our Board of Directors determines we have achieved the specific performance goals. The 2000 Plan and the Directors’ Plan expired in March 2010 and there were no new option shares granted under these plans thereafter. As of December 31, 2013, there were 187,186 option shares (including 28,334 shares of performance-based options) under the 2000 Plan and 5,795 option shares under the Directors’ Plan which were granted prior to the expiration of both plans and remained outstanding.

Employee Stock Purchase Plan

In March 2000, we adopted the 2000 Employee Stock Purchase Plan, or the Purchase Plan. We reserved a total of 8,333 shares of our common stock for issuance under the Purchase Plan. In addition, the Purchase Plan provides for annual increases in the number of shares available for issuance under the Purchase Plan beginning January 1, 2001. The number of additional shares to be reserved automatically will be equal to the lesser of 5,000 shares, 1% of the outstanding shares on the date of the annual increase or such amount as may be determined by the Board of Directors. The Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock on the first day of the offering or 85% of the fair market value of our common stock on the purchase date. The weighted average per share fair value for stock purchase offerings under our Purchase Plan during 2012 and 2011 was $2.41 and $9.55 respectively. There were no participants enrolled in our new stock purchase offerings in 2013 under our Purchase Plan. As of December 31, 2013, there were 18,288 shares available for future issuance under the Purchase Plan.

Reserved Shares

At December 31, 2013, shares of common stock reserved for future issuance inclusive of outstanding option shares are as follows:

2011 Equity incentive plan 2000 Equity incentive plan	116,667 187,186
2000 Non-employee directors’ stock option plan	5,795
2000 Employee stock purchase plan	18,288

327,936

TELIK, INC.

NOTES TO FINANCIAL STATEMENTS

Stock Option Plan Activity Summary

A summary of activity under our stock option plans is as follows:

	Shares Available for Grant	Number of Options Outstanding	Weighted average exercise price per share	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Balance, December 31, 2011	35,553	363,072	$170.55
2000 Plan options expired	—	(53,427)	$258.49
2000 Directors’ Plan options expired	—	(1,375)	$299.09
Granted	(1,332)	1,332	$4.80
Canceled	3,562	(3,562)	$19.18

Balance, December 31, 2012	37,783	306,040	$155.66
2000 Plan options expired	—	(33,174)	$208.75
2000 Directors’ Plan options expired	—	(1,001)	$422.31
Granted	(999)	999	$1.36
Canceled	11,588	(11,588)	$20.70

Outstanding at December 31, 2013	48,372	261,276	$153.29	4.60	$-0-

Vested and expected to vest at December 31, 2013		244,120	$161.57	4.53	$-0-

Exercisable at December 31, 2013		231,028	$167.84	4.47	$-0-

The weighted average fair value of options granted during 2013, 2012 and 2011 was $1.15, $4.01 and $16.45 respectively. There were no options exercised during the year ended December 31, 2013 and 2012. The total intrinsic value of options exercised during the year ended December 31, 2011 was $29,000. The total fair value of shares vested during the years ended December 31, 2013, 2012 and 2011 was $251,000, $747,000 and $1.5 million respectively.

Stock-Based Compensation under ASC 718

Employee stock-based compensation expenses recognized in the years ended December 31, 2013, 2012 and 2011 were calculated based on awards ultimately expected to vest and have been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Total estimated stock-based compensation expense, related to all of our share-based payment awards, recognized under ASC 718 comprised of the following:

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Research and development	$92	$285	$715
General and administrative	134	411	843

Stock-based compensation expense before taxes	226	696	1,558
Related income tax benefits	—	—	—

Effect on net loss	$226	$696	$1,558

TELIK, INC.

NOTES TO FINANCIAL STATEMENTS

Because we had a net operating loss carryforward as of December 31, 2013, no tax benefits for the tax deductions related to stock-based compensation expense were recognized in our Statements of Operations and Comprehensive Loss. Additionally, no incremental tax benefits were recognized from stock options exercised in the years ended December 31, 2013, 2012 and 2011, which would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities. As of December 31, 2013, $7,000 of total unrecognized compensation costs, net of forfeitures, related to non-vested awards was expected to be recognized over a weighted average period of 1.83 year.

Valuation assumptions

Assumptions used in the Black-Scholes model were as follows:

	Stock Option Plans			Stock Purchase Plan
	2013	2012	2011	2013	2012	2011
Weighted average expected stock price volatility	114.0%	111.0%	104.9%	N/A	107.7%	88.2%
Weighted average risk-free interest rate	1.08%	1.29%	2.14%	N/A	0.21%	0.26%
Weighted average expected life (in years)	6.08	6.08	5.53	N/A	1.18	1.25
Weighted average expected dividend yield	—	—	—	—	—	—

8.    Income Taxes

We have incurred net losses since inception and, consequently, have not recorded any U.S. federal and state income taxes.

The provision for income taxes differs from the expected tax expense computed by applying the statutory federal income tax rate to loss before taxes as follows:

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Tax at Federal statutory rate	$(1,778)	$(2,710)	$(4,088)
State tax, net of federal income tax benefit	(305)	(465)	(701)
Research and development credit	(129)	(51)	(51)
Un-benefitted losses	2,160	3,212	4,710
Other individually immaterial items	52	14	130

Provision for income taxes	$—	$—	$—

TELIK, INC.

NOTES TO FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effects of net operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows:

	December 31,
	2013	2012
	(in thousands)
Deferred tax assets
Net operating loss carryforwards	$21,261	$17,131
Tax credits carryforwards	4,696	4,424
Capitalized research expenses	—	1
Stock based compensation	4,551	5,048
Other	94	629

Total deferred tax assets	30,602	27,233
Valuation allowance	(30,602)	(27,233)

Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon the generation of future taxable income, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $3.4 million in 2013, decreased by $4.3 million at December 31, 2012 and decreased by $85.9 million in 2011.

As of December 31, 2013, we had U.S. federal and state net operating losses of approximately $45.3 million and $100.3 million, respectively. If not utilized, these carryforwards will begin to expire beginning in 2031 for both federal and state purposes. Approximately $10.6 million of the federal and $8.2 million of the state net operating loss carryforwards represents the stock option deduction arising from activity under the Company’s stock option plan, the benefit of which will increase additional paid in capital when realized.

We have research credit carryforwards of approximately $236,000 and $6.8 million for federal and state income tax purposes. If not utilized, the federal credit will expire at various dates beginning in 2030 through 2033. California state research and development credits can be carried forward indefinitely.

Effective January 1, 2007, we adopted ASC 740-10-25. This interpretation clarifies the criteria for recognizing income tax benefits under ASC 740, “Accounting for Income Taxes”, and requires additional disclosures about uncertain tax positions. Under ASC 740-10-25 the financial statement recognition of the benefit for a tax position is dependent upon the benefit being more likely than not to be sustainable upon audit by the applicable taxing authority. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement. A reconciliation of the beginning and ending amount of the consolidated liability for unrecognized income tax benefits during the twelve-month period ended December 31, 2013 is as follows:

	2013	2012
	(in thousands)
Balance at January 1	$8,188	$8,145
Additions for tax positions related to current year	70	43
Additions for tax positions of prior years	62	—

Balance at December 31	$8,320	$8,188

TELIK, INC.

NOTES TO FINANCIAL STATEMENTS

Interest and penalty costs related to unrecognized tax benefits are classified as a component of “Income Tax Expense” in the accompanying statement of operations and the corresponding liability in “Income Taxes Payable” or “Prepaid Income Taxes” in the accompanying balance sheet. We, however, did not recognize any interest expense related to unrecognized tax benefits for the year ended December 31, 2013.

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are subject to U.S. federal income tax examination for calendar tax years ending 2008 through 2013. Additionally, we are subject to various state income tax examinations for the 1990 through 2013 calendar tax years. The federal and U.S. state taxing authorities may choose to audit tax returns for tax years beyond the statute of limitation period due to significant tax attribute carryforwards from prior years, making adjustments only to carryforward attributes. The Company is not currently under audit in any major tax jurisdiction.

9.    Quarterly Financial Information (unaudited)

Selected quarterly financial information is summarized below (in thousands except per share amounts):

SELECTED QUARTERLY FINANCIAL INFORMATION

	2013				2012
Quarter ended	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
Total revenues	$—	$—	$—	$—	$—	$—	$—	$—
Operating costs and expenses:
Research and development	302	380	528	786	736	867	932	989
General and administrative	484	742	859	1,160	1,032	1,011	1,123	1,289

Total operating costs and expenses	786	1,122	1,387	1,946	1,768	1,878	2,055	2,278

Loss from operations	(786)	(1,122)	(1,387)	(1,946)	(1,768)	(1,878)	(2,055)	(2,278)
Interest and other income (expense), net	—	1	1	9	2	2	3	1

Net loss	$(786)	$(1,121)	$(1,386)	$(1,937)	$(1,766)	$(1,876)	$(2,052)	$(2,277)

Net loss per share, basic and diluted (1)	$(0.17)	$(0.25)	$(0.30)	$(0.46)	$(0.66)	$(0.78)	$(1.11)	$(1.25)
Weighted average shares used in computing net loss per share, basic and diluted	4,583	4,572	4,560	4,199	2,687	2,395	1,849	1,816

(1)	Net loss per share for each quarter are calculated as a discrete period; the sum of four quarters may not equal the calculated full year amount.

Exhibit Index

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation. (2)
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (16)
3.3	Amended and Restated Bylaws. (10)
3.4	Registrant’s Certificate of Designation of Series A Junior Participating Preferred Stock. (5)
3.5	Registrant’s Certificate of Elimination with respect to Series A Junior Participating Preferred Stock. (18)
4.1	Specimen Common Stock Certificate. (1)
10.1	Form of Indemnity Agreement. (1) (3)
10.2	2011 Equity Incentive Plan and related documents. (3)(13)
10.3	2000 Equity Incentive Plan and related documents. (3) (4)
10.4	2000 Employee Stock Purchase Plan and Offering. (3) (4)
10.5	2000 Non-Employee Directors’ Stock Option Plan and Agreement. (3) (11)
10.6	Form of Non-Plan Stock Option Agreement. (3) (4)
10.7	Telik, Inc. Executive Officer Bonus Plan. (3)(9)
10.8	Amended and Restated Employment Agreement between Michael M. Wick, M.D., Ph.D. and Telik, dated December 17, 2008, as amended. (3) (12)
10.9	Agreement for Termination of Lease and Voluntary Surrender of Premises dated February 19, 2013, by and between Telik and ARE-San Francisco No. 24, LLC. (6)
10.10	Sublease between Telik and Boomerang.com, Inc. dated February 27, 2013 (17)
10.11	Lease, between Telik and Aricent US, Inc., dated November 22, 2010. (14)
10.12*	Manufacturing Supply Agreement dated July 1, 2004, by and between Telik and Organichem Corporation. (7)
10.13	Telik, Inc. Change of Control Severance Benefit Plan, dated February 21, 2003, amended December 17, 2008. (3) (12)
10.14	At Market Issuance Sales Agreement, dated August 30, 2011, by and between Telik, Inc., and McNicoll, Lewis & Vlak LLC. (15)
14.1	Telik, Inc. Code of Conduct. (8)
23.1	Consent of Independent Registered Public Accounting Firm.
23.2	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on the signature pages hereto)
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Link Document

*	Confidential treatment has been granted for portions of this document. The information omitted pursuant to such confidential treatment order has been filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to exhibits to our Registration Statement on Form S-1, filed on April 3, 2000, as amended (File No. 333-33868).

(2)	Incorporated by reference to exhibits to our Annual Report on Form 10-K for the year ended December 31, 2001, as filed on March 27, 2002.

(3)	Management contract or compensatory arrangement.

(4)	Incorporated by reference to exhibits to our Registration Statement on Form S-8, as filed on August 30, 2000 (File No. 333-44826).

(5)	Incorporated by reference to exhibits to our Current Report on Form 8-K dated November 2, 2001, as filed on November 5, 2001.

(6)	Incorporated by reference to exhibits to our Current Report on Form 8-K dated February 19, 2013, as filed on February 22, 2013.

(7)	Incorporated by reference to exhibits to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, as filed on November 8, 2004.

(8)	Incorporated by reference to exhibits to our Annual Report on Form 10-K for the year ended December 31, 2003, as filed on March 5, 2004.

(9)	Incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the year ended December 31, 2006, as filed on February 28, 2007.

(10)	Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K dated December 11, 2007, as filed on December 14, 2007.

(11)	Incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 2007, as filed on March 3, 2008.

(12)	Incorporated by reference to exhibits to our Current Report on Form 8-K dated December 17, 2008, as filed on December 23, 2008.

(13)	Incorporated by reference to Appendix E to our Proxy Statement for the Annual Meeting of Stockholders, as filed on May 16, 2011.

(14)	Incorporated by reference to exhibits to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, as filed on August 12, 2011.

(15)	Incorporated by reference to Exhibit 10.17 to our Current Report on Form 8-K dated August 30, 2011, as filed on August 31, 2011.

(16)	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated March 28, 2012, as filed on March 30, 2012.

(17)	Incorporated by reference to exhibits to our Current Report on Form 8-K dated February 27, 2013, as filed on March 5, 2013.

(18)	Incorporated by reference to Exhibit 3.4 to our Annual Report on Form 10-K for the year ended December 31, 2011, as filed on February 27, 2012.