Form 10-Q
period 2014-03-31
TELIK INC
filed 2014-05-15
CIK 1109196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2014

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

The number of shares of common stock outstanding as of April 30, 2014 was 4,583,096.

TELIK, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TELIK, INC.

CONDENSED BALANCE SHEETS

(In thousands)

	March 31, 2014	December 31, 2013
	(Unaudited)	Audited
Assets
Current assets:
Cash and cash equivalents	$1,267	$2,229
Prepaids and other current assets	317	381

Total current assets	1,584	2,610

Total assets	$1,584	$2,610

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$54	$20
Accrued compensation	191	175
Accrued liabilities	160	169
Accrued contingent lease termination fee	591	591

Total current liabilities	996	955
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock	46	46
Additional paid-in capital	555,140	555,139
Accumulated deficit	(554,598)	(553,530)

Total stockholders’ equity	588	1,655

Total liabilities and stockholders’ equity	$1,584	$2,610

See accompanying Notes to Condensed Financial Statements.

TELIK, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Operating costs and expenses:
Research and development	$309	$786
General and administrative	759	1,160

Total operating costs and expenses	1,068	1,946

Loss from operations	(1,068)	(1,946)
Interest and other income, net	—	9

Net loss	$(1,068)	$(1,937)

Basic and diluted net loss per share	$(0.23)	$(0.46)

Shares used to calculate basic and diluted net loss per share	4,583	4,199

Net loss	$(1,068)	$(1,937)
Other comprehensive income, net of tax:
Changes in net unrealized gains on investments	—	—

Comprehensive loss	$(1,068)	$(1,937)

See accompanying Notes to Condensed Financial Statements.

TELIK, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(1,068)	$(1,937)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1	140
Changes in assets and liabilities:
Other receivables	—	(1)
Prepaid expenses and other current assets	64	146
Other assets	—	(104)
Accounts payable	34	(121)
Accrued liabilities	7	(201)
Accrued facility exit costs and contingent lease termination fee	—	(622)

Net cash used in operating activities	(962)	(2,700)

Cash flows from investing activities:
Purchases of investments	—	(1,401)

Net cash used in investing activities	—	(1,401)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	3,570

Net cash provided by financing activities	—	3,570

Net decrease in cash and cash equivalents	(962)	(531)
Cash and cash equivalents at beginning of period	2,229	4,747

Cash and cash equivalents at end of period	$1,267	$4,216

Supplementary information:
Non-cash transaction disclosure:
Transfer of restricted investment in satisfaction of Porter Drive facility lease termination fee	$—	$250

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

Private Financing and Merger Agreement

As our existing cash resources will only be sufficient to fund our projected operating requirements through the end of May 2014, we continue to explore various strategic alternatives, including a sale of the Company or our assets or a corporate merger. On May 12, 2014, we entered into a securities purchase agreement to sell 1,250,000 shares of our Series B Convertible Preferred Stock at $2.00 per share for a total of $2.5 million along with warrants to purchase 625,000 shares of common stock at $3.33 per share to a group of private investors led by Hudson Bay Capital Management LP, or Hudson Bay (such transaction, the “PIPE financing”). Concurrently, we entered into a merger agreement with MabVax Therapeutics, Inc., or MabVax, a privately held cancer immunotherapy company (such transaction, the “Merger”). Upon consummation of the proposed Merger, on a pro forma basis, current Telik stockholders will own 15% of the combined company and MabVax shareholders will own 85%. The $2.5 million in funding from the sale of our Series B Convertible Preferred Stock in the PIPE financing is expected to bridge us to the closing of the Merger, currently anticipated to be by early July, 2014. The Merger is subject to various closing conditions, including stockholder approval. Should we fail to consummate the Merger, we will likely proceed with the wind-down of our operations.

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

2. Basis of Presentation and Summary of Significant Accounting Policies

We have prepared the accompanying condensed financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, or the Exchange Act. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We believe all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included herein. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any other future period. The condensed balance sheet at December 31, 2013 has been derived from the audited financial statements at that date. You should read these condensed financial statements and notes in conjunction with our audited financial statements for the year ended December 31, 2013, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2014.

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

3. Employee Stock-Based Compensation

Stock-based Compensation

Total estimated stock-based compensation expense, related to all of our share-based payment awards recognized under ASC 718, “Compensation—Stock Compensation” was comprised of the following:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Research and development	$—	$58
General and administrative	1	82

Stock-based compensation expense before taxes	1	140

Effect on net loss	$1	$140

Because we had a net operating loss carryforward as of March 31, 2014, no tax benefits for the tax deductions related to stock-based compensation expense were recognized in our Condensed Statements of Comprehensive Loss. Additionally, no stock options were exercised in the three months ended March 31, 2014 and 2013. As of March 31, 2014, $5,500 of total unrecognized compensation costs, net of forfeitures, related to non-vested service based awards is expected to be recognized over a weighted average period of 1.56 years.

Valuation Assumptions

We used the Black-Scholes-Merton option valuation model, or the Black-Scholes model, to determine the stock-based expense recognized under ASC 718. Our expected stock-price volatility assumption was based solely on the weighted average of the historical volatility as there was insufficient traded option activity for us to use implied volatility. The expected term of stock awards under our Employee Stock Purchase Plan, or ESPP, was based on the weighted average purchase periods of each offering. The expected term of stock options granted was based on the simplified method in accordance with Staff Accounting Bulletin No. 110, or SAB 110, as our historical share option exercise experience did not provide a reasonable basis for estimation. The risk-free interest rate was based on the U.S. Treasury yield for a period consistent with the expected term of the stock award in effect at the time of the grant. There were no stock options granted and no new ESPP participants enrolled during the three months ended March 31, 2014 and 2013.

4. Basic and Diluted Net Loss per Share

Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period.

Weighted average outstanding options to purchase 250,244 and 294,835 shares of our common stock before application of the treasury stock method for the three months ended March 31, 2014 and 2013 were excluded from the diluted net loss per common share calculations because inclusion of such options would be anti-dilutive.

5. Fair Value Measurements on a Recurring Basis

We measure certain financial assets at fair value on a recurring basis, including cash equivalents and available-for-sale securities. The fair value of these financial assets was determined based on a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. Government agency securities held in our account were recorded at their estimated fair value. These securities generally had market prices from multiple sources and it could be difficult to select the best individual price directly from the quoted prices in the active markets. Therefore we used Level 2 inputs for the valuation of these securities. Using the Level 2 inputs, a “consensus price” or a weighted average price for each of these securities was derived from a distribution-curve-based algorithm which included market prices obtained from a variety of industrial standard data providers (e.g. Bloomberg), security master files from large financial institutions and other third-party sources.

The following table presents information about our financial assets that are measured at fair value on a recurring basis as of March 31, 2014 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

		Fair Value Measurement at March 31, 2014 Using
	March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Available-for-sale securities:
Money market funds	$857	$857	$—	$—

Total	$857	$857	$—	$—

The following table presents information about our financial assets that are measured at fair value on a recurring basis as of December 31, 2013, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurement at December 31, 2013 Using
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Available-for-sale securities (presented as cash equivalents):
Money market funds	$458	$458	$—	$—
US government agencies	1,400	—	1,400	—

Total	$1,858	$458	$1,400	$—

There were no transfers between Level 1 and Level 2 measurements in the three ended March 31, 2014 and in the year ended December 31, 2013.

6. Cash and Cash Equivalents

The following is a summary of estimated fair value of cash and cash equivalents:

	March 31, 2014	December 31, 2013
	(in thousands)
Cash and money market funds	$1,267	$829
US government agencies	—	1,400

Total	$1,267	$2,229

Reported as:
Cash and cash equivalents	$1,267	$2,229

Total	$1,267	$2,229

There were no realized gains or losses on sales of available-for-sale securities for the three months ended March 31, 2014 and the year ended December 31, 2013. There were no unrealized gains or losses on available-for-sale securities as of March 31, 2014 or December 31, 2013.

As of December 31, 2013, all marketable debt securities held as available-for-sale were expected to mature in less than a year.

7. Accrued Contingent Lease Termination Fee

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

On February 19, 2013, we entered into an agreement with our landlord, ARE San Francisco No. 24, LLC, or ARE, pursuant to which the premises was voluntarily surrendered, the master lease and sublease were terminated as of February 28, 2013, we were relieved of further obligations under the master lease and further rights to rental income under the sublease, and we agreed to pay a termination fee to ARE of approximately $0.7 million. Prior to the termination of these agreements, the remaining lease payments to ARE through the end of the master lease totaled approximately $4.5 million and the remaining sublease income to Telik through the same period totaled approximately $3.2 million. In addition to the termination fee, if we receive $15 million or more in additional financing in the aggregate, an additional termination fee of $591,000 will be due to ARE, but otherwise be forgiven. As a result of the termination agreement, we reversed the remaining facility exit cost liability, recorded $591,000 as accrued contingent lease termination fee and included the net charge in general and administrative expenses in the Condensed Statements of Comprehensive Loss in the quarter ended March 31, 2013.

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

We have no future rental payments under our non-cancelable operating leases as of March 31, 2014 and none for the year 2015 and beyond. We recorded a $591,000 contingent lease termination fee, in connection with the termination of our master lease and sublease of our Porter Drive facility, which is payable to ARE if we receive $15 million or more in additional financing in the aggregate.

9. Subsequent Events

On May 12, 2014, we entered into a securities purchase agreement to sell 1,250,000 shares of our Series B Convertible Preferred Stock at $2.00 per share for a total of $2.5 million, along with warrants to purchase 625,000 shares of common stock at $3.33 per share, to a group of private investors led by Hudson Bay. Concurrently, we entered into a Merger agreement with MabVax, a privately held cancer immunotherapy company. Upon consummation of the proposed Merger, on a pro forma basis, current Telik stockholders will own 15% of the combined company and MabVax shareholders will own 85%. The $2.5 million in funding from the sale of our Series B Convertible Preferred Stock is expected to bridge us to the closing of the Merger, currently anticipated to be by early July, 2014. The Merger and PIPE financing are subject to various closing conditions, including stockholder approval.

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

The following discussion and analysis should be read in conjunction with the unaudited condensed financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 10, 2014.

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

We have incurred significant net losses since inception and expect to incur losses for the foreseeable future as we continue our research and development activities. During the three months ended March 31, 2014, our loss from operations was $1.1 million and our net loss was $1.1 million. Net cash used in operations for the three months ended March 31, 2014 was $962,000 and cash and cash equivalents at March 31, 2014 were $1.3 million. As of March 31, 2014, we had an accumulated deficit of $554.6 million.

In the first quarter of 2014, approximately 71% of our expenses were for general and administrative costs associated with our operations and the remaining 29% were for the completion of all clinical study reports associated with the wind down of our clinical trials in 2013 including the filing of annual safety reports. To date, we have funded our operations primarily through the sale of equity securities, non-equity payments from collaborative partners and interest income.

We are subject to risks common to biopharmaceutical companies, including the need for capital, risks inherent in our research, development and commercialization efforts, preclinical testing, clinical trials, uncertainty of regulatory and marketing approvals, enforcement of patent and proprietary rights, potential competition and retention of key employees. In order for a product to be commercialized, it will be necessary for us to conduct preclinical tests and clinical trials, demonstrate efficacy and safety of our product candidates to the satisfaction of regulatory authorities, obtain marketing approval, enter into manufacturing, distribution and marketing arrangements, obtain market acceptance and, in many cases, obtain adequate reimbursement from government and private insurers. We cannot provide assurance that we will ever generate revenues or achieve and sustain profitability in the future or obtain the necessary working capital for our operations.

Our quarterly and annual results of operations will depend on the outcome of the merger agreement with MabVax, the failure of which will result in the wind-down of the company. As such, the successful development of our product candidates is uncertain and an accurate prediction of future operating results is difficult or impossible.

Going Concern

There is substantial doubt about our ability to continue as a going concern. Our financial statements filed in this Report were prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should we be unable to continue as a going concern. As our existing cash resources will only be sufficient to fund our projected operating requirements through the end of May 2014, we continue to explore various strategic alternatives, including a sale of the Company or our assets or a corporate merger. On May 12, 2014, we entered into a securities purchase agreement to sell 1,250,000 shares of our Series B Convertible Preferred Stock at $2.00 per share for a total of $2.5 million along with warrants to purchase 625,000 shares of common stock at $3.33 per share to a group of private investors led by Hudson Bay. Concurrently, we entered into a Merger agreement with MabVax, a privately held cancer immunotherapy company. Upon consummation of the proposed Merger, on a pro forma basis, current Telik stockholders will own 15% of the combined company and MabVax shareholders will own 85%. The $2.5 million in funding from the sale of our Series B Convertible Preferred Stock in the PIPE financing is expected to bridge us to the closing of the Merger, currently anticipated to be by early July, 2014. The Merger is subject to various closing conditions, including stockholder approval. Should we fail to consummate the Merger, we will likely proceed with the wind-down of our operations.

We cannot assure you that any of the foregoing actions or any future actions that we take will raise or generate sufficient capital to fully address the significant uncertainties of our financial position. As a result, we may be unable to realize value from our assets and discharge our liabilities in the normal course of business. All of these factors raise substantial doubt about our ability to continue as a going concern.

Clinical Product Development

Until we suspended its development in the third quarter of 2013, TELINTRA, a small molecule glutathione analog inhibitor of the enzyme glutathione S-transferase P1-1, or GST P1-1, is our lead drug product candidate in clinical development. The development of TELINTRA was for the treatment of blood disorders that are characterized by defects in blood formation with associated low blood cell levels, such as anemia, neutropenia or thrombocytopenia. We completed an 86 patient Phase 2 clinical trial of TELINTRA tablets, for the treatment of patients with myelodysplastic syndrome, or MDS, a hematologic cancer characterized by ineffective red blood cell production requiring large numbers of transfusions to support the patient. In addition, we completed a Phase 1 dose-ranging study of TELINTRA tablets in combination with Revlimid in patients with MDS.

In 2012, we applied for orphan drug eligibility for TELINTRA for the treatment of MDS and were granted that designation by the US Food and Drug Administration, or FDA, in January 2013. We also completed an End of Phase 2 meeting with the FDA in January 2013 and now have a Phase 3 placebo-controlled randomized registration trial of TELINTRA for the treatment of Low to Intermediate-1 risk MDS, using red-blood-cell transfusion independence as the endpoint, which was designed in accordance with the FDA’s guidance. Until we are able to find a corporate partner or successfully out license the program, the plan to initiate a Phase 3 registration trial of TELINTRA is placed on hold.

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

TLK60357—Antimitotic Agent

Using our TRAP technology, we have discovered TLK60357, a novel, potent small molecule inhibitor of cell division. TLK60357 inhibits the formation of microtubules that are necessary for cancer cell growth leading to persistent cancer cell block and subsequent cell death at the G2/M cell cycle. This compound demonstrates potent broad-spectrum anticancer activity against a number of human cancer cells. This compound also displays oral efficacy in multiple, standard preclinical models of cancer. This development program is placed on hold and no additional expenditure on this compound is expected for the foreseeable future.

TLK60596—VEGFR Inhibitor

TLK60596, a potent VGFR kinase inhibitor, blocks the formation of new blood vessels in tumors. Oral administration of TLK60596 to animal models of human colon cancer significantly reduced tumor growth. This development program is placed on hold and no additional expenditure on this compound is expected for the foreseeable future.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenues and expenses during the reporting periods. On an on-going basis, we evaluate our estimates and judgments related to our operating costs. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates under different assumptions or conditions.

There has been no material change in our critical accounting policies and significant judgments and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations

Research and Development Expenses

Our research and development costs in the first quarter of 2014 were primarily for the completion of all clinical study reports associated with the wind down of our clinical trials in 2013 including the filing of annual safety reports, drug storage and headcount related expenses.

	Three Months Ended March 31,		%
	2014	2013	Change
	(in thousands, except percentages)
Research and development	$309	$786	(61)%

The decrease of 61%, or $477,000, in research and development expenses for the three months ended March 31, 2014 compared to the same period in 2013, was primarily due to the following:

•	decreased costs of $222,000 associated with headcount reduction, reduced stock-based compensation of approximately $58,000 and a $77,000 decrease in allocated facility and IT costs as a result of our relocation to a smaller corporate office space in March 2013; and

•	a decrease of approximately $120,000 in our phase 2 clinical studies for TELINTRA as we have closed out all our clinical sites.

We expect to wind down our research and development expenditures going forward since we have closed out all our clinical sites. At this point we are unable to provide any guidance on the anticipated proportion of our future research and development investments.

General and Administrative Expenses

	Three Months Ended March 31,		%
	2014	2013	Change
	(in thousands, except percentages)
General and administrative	$759	$1,160	(35)%

The decrease in general and administrative expenses of 35%, or $401,000, for the three months ended March 31, 2014 compared to the same period in 2013, was primarily due to the following:

•	a decrease of $233,000 related to reduced stock-based compensation, corporate administrative and facility related expenses; and

•	decreased consulting and professional services expenses of $168,000.

We expect future general and administrative expenditures to decrease as we undertake efforts to wind down the company should we fail to obtain stockholder approval for the proposed merger and PIPE financing agreements.

Stock-Based Compensation Expense

Employee stock-based compensation expense related to our share-based payment awards was as follows:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Research and development	$—	$58
General and administrative	1	82

Stock-based compensation expense before taxes	1	140

Effect on net loss	$1	$140

The decreases in employee stock-based compensation expense for the three months ended March 31, 2014 compared with the same periods in 2013 were primarily due to having fewer option shares vested in 2014.

Interest Income and Interest Expense

	Three Months Ended March 31,		%
	2014	2013	Change
	(in thousands, except percentages)
Interest and other income (expense), net	$—	$9	(100)%

The decrease in interest and other income, net of approximately $9,000 for the three months ended March 31, 2014 compared to the same period in 2013 was due primarily to a gain from the sale of office equipment recorded during the three months ended March 31, 2013.

Liquidity and Capital Resources

	March 31, 2014	December 31, 2013
	(In millions, except ratios)
Cash and cash equivalents	$1.3	$2.2
Working capital	$0.6	$1.7
Current ratio	1.6 : 1	2.7 : 1

	Three Months Ended March 31,
	2014	2013
	(In millions)
Cash (used in) / provided by:
Operating activities	$(1.0)	$(2.7)
Investing activities	$—	$(1.4)
Financing activities	$—	$3.6

Sources and Uses of Cash. Due to historically significant research and development expenditures and the lack of any approved products to generate revenue, we have not been profitable and have generated operating losses since we incorporated in 1988. As such, we have funded our research and development operations through the sale of equity securities, non-equity payments from corporate partners, interest earned on investments, government grants and equipment lease and loan financings. At March 31, 2014, we had available cash and cash equivalents of $1.3 million. Our cash and investment balances are held in a variety of interest-bearing instruments including money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk.

Cash Flows from Operating Activities. Cash used in operations for the three months ended March 31, 2014 was $962,000 compared with $2.7 million for the same period in 2013. Net loss of $1.1 million in the three months ended March 31, 2014 included non-cash charges of $1,000 for stock-based compensation. Cash used in operations was impacted by a $64,000 reduction in prepaid expenses due to decreases in prepaid insurance and prepaid rent balances and a $34,000 increase in accounts payable. Operating cash outflows for the same period in 2013 resulted primarily from a net loss of $1.9 million which included non-cash charges of $140,000 for stock-based compensation. Cash used in operations also included a net $622,000 reduction in accrued facility exit costs and contingent lease termination fee primarily due to our lease termination agreements for our Porter Drive facility which is detailed in Note 7 of the Notes to Condensed Financial Statements. Cash used in operations in 2013 was further impacted by a $201,000 reduction in accrued liabilities primarily due to payments related to our annual audit and franchise tax.

Cash Flows from Investing Activities. There were no investing activities for the three months ended March 31, 2014 compared with $1.4 million cash used for the same period in 2013. Cash used in investing activities in 2013 was primarily from $1.4 million in the purchase of available-for-sale investments. We had no capital expenditures for the three months ended March 31, 2014 or 2013.

Cash Flows from Financing Activities. There were no financing activities for the three months ended March 31, 2014 compared with $3.6 million cash provided for the same period in 2013. Cash provided by financing activities for the three months ended March 31, 2013 was primarily from sales of our common stock under the Sales Agreement with MLV of about $3.6 million in net proceeds.

Working Capital. Working capital decreased to $588,000 at March 31, 2014 from $1.7 million at December 31, 2013. The decrease in working capital was primarily due to our use of cash for operating expenses.

With the $2.5 million in funding from the sale of our Series B Convertible Preferred Stock in the PIPE financing on May 12, 2014, we believe we have sufficient cash to fund our operations through approximately early July of 2014 in order to close the Merger with MabVax. However, should we fail to obtain stockholder approval for the Merger, we will not have sufficient existing cash to fund our operations beyond July of 2014. Any failure to dispel any continuing doubts about our ability to continue as a going concern, as well as our inability to consummate the Merger, could make it more difficult to obtain required financing on favorable terms or at all, negatively affect the market price of our common stock and could otherwise have a material adverse effect on our business, financial condition and results of operations. We could be required to liquidate our assets, seek bankruptcy protection or other alternatives and it is likely that investors will lose all or some of their investment in us. Our independent registered public accounting firm, in their most recent audit report, expressed substantial doubt about our ability to continue as a going concern.

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

There have been no material changes in our market risk during the three months ended March 31, 2014 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 10, 2014.

Item 4.	Controls and Procedures.

Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and Vice President, Finance and Controller, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. Based on such evaluation, our Chief Executive Officer and Vice President, Finance and Controller concluded that, subject to limitations described below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), were effective as of March 31, 2014.

Changes in internal control over financial reporting. There were no changes in our internal controls over financial reporting identified in management’s evaluation pursuant to Rule 13a-15(d) of the Exchange Act during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on March 10, 2014, are set forth below. These risk factors have not substantively changed, except for those identified by asterisk and restated below.

Should we fail to consummate our proposed merger with MabVax Therapeutics, Inc., we will likely proceed towards a wind-down of our operations.*

On May 12, 2014, we entered into a securities purchase agreement to sell 1,250,000 shares of our Series B Convertible Preferred Stock at $2.00 per share for a total of $2.5 million along with warrants to purchase 625,000 shares of common stock at $3.33 per share to a group of private investors led by Hudson Bay. Concurrently, we entered into a merger agreement with MabVax, a privately held cancer immunotherapy company. The $2.5 million in funding from the sale of our Series B Convertible Preferred Stock is expected to bridge us to the closing of the Merger, currently anticipated to be by early July, 2014. We believe our existing capital resources are only sufficient to support our operations through approximately early July 2014. We are unlikely to be able to raise sufficient funds to continue our existing operations beyond that time and as a result, should we fail to consummate the Merger, we will likely proceed with the wind-down of operations.

If we are unable to raise adequate funds in the near future, we will not be able to continue to fund our operations, research programs, preclinical testing and clinical trials to develop and manufacture our drug product candidates, and our auditors have indicated that our recurring losses and net capital deficiency raise substantial doubt about our ability to continue as a going concern.*

The process of carrying out the development of our own unpartnered product candidates to later stages of development and developing other research programs to the stage that they may be partnered to a pharmaceutical or biotechnology company will require significant additional expenditures, including the expenses associated with preclinical testing, clinical trials and obtaining regulatory approval. Our independent registered public accounting firm has issued a report on our financial statements that includes an explanatory paragraph referring to our recurring losses from operations and expressing substantial doubt as to our ability to continue as a going concern without additional capital becoming available. While we were able to raise $3.6 million in 2013 and $2.5 million in May 2014, we believe our existing cash and investment securities will only be sufficient to support our operations through approximately early July 2014 for the closing of the Merger with MabVax subject to stockholder approval. Should we fail to obtain stockholder approval for the Merger, there is significant uncertainty as to whether we will have sufficient existing cash to fund our operations beyond July of 2014. Any failure to dispel any continuing doubts about our ability to continue as a going concern could make it more difficult to obtain required financing on favorable terms or at all, negatively affect the market price of our common stock and could otherwise have a material adverse effect on our business, financial condition and results of operations. We could be required to liquidate our assets, seek bankruptcy protection or other alternatives and it is likely that investors will lose all or some of their investment in us. In addition, the tight credit markets and concerns regarding the availability of credit, particularly in the United States, may also negatively impact our ability to raise additional capital to fund our business. If we fail to maintain the minimum $1.00 per share listing requirement or fail to timely satisfy the minimum $2,500,000 stockholders’ equity listing requirement, each as required by the Nasdaq Capital Market, our ability to raise additional capital in the public equity market, including through the Sales Agreement, will also be significantly impaired. We cannot assure you that any future actions that we may take will raise or generate sufficient capital to fully address the significant uncertainties of our financial position. Moreover, we may not successfully identify or implement any of the above alternatives, and, even if we determine to pursue one or more of these alternatives, we may be unable to do so on a timely basis or on acceptable financial terms. As a result, we may be unable to realize value from our assets and discharge our liabilities in the normal course of business. All of these factors raise substantial doubt about our ability to continue as a going concern.

Raising additional capital by issuing securities or through collaboration and licensing arrangements may cause dilution to existing stockholders or require us to relinquish rights to our technologies or product candidates.*

In order to fund our current and future operations, including the initiation of a Phase 3 registration trial of TELINTRA, we need to raise additional funds through equity or debt financings, collaborative arrangements with corporate partners or other sources. On August 30, 2011, we entered into an At Market Issuance Sales Agreement, or the Sales Agreement with McNicoll, Lewis & Vlak LLC, or MLV, pursuant to which we may issue and sell shares of our common stock having an aggregate offering price up to $7.0 million, from time to time, through the Sales Agreement. As of December 31, 2013, we have sold 2,782,887 shares of our common stock and received approximately $5.8 million in net proceeds since entering into the Sales Agreement. On May 12, 2014, we entered into an agreement to sell 1,250,000 shares of convertible preferred stock to a group of investors for a total of $2.5 million. Our ability to sell shares of our common and preferred stock is subject to share volume limitations, market conditions and our continued listing on the Nasdaq Capital Market.

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

We have a history of net losses, which we expect to continue for the next several years should we have the ability to operate as a going concern. We will never be profitable unless we develop, and obtain regulatory approval and market acceptance of, our product candidates.*

To date, we have not obtained regulatory approval for the commercial sale of any products, and we have not received any revenue from the commercial sale of products. Due to the significant research and development expenditures required to develop our TRAP technology and identify new product candidates, and the lack of any products to generate revenue, we have not been profitable and have incurred operating losses since we were incorporated in 1988. As of March 31, 2014, we had an accumulated deficit of $554.6 million. Should we have the ability to operate as a going concern, we expect to incur losses for the next several years as we continue our research and development activities and incur significant clinical testing and drug supply manufacturing costs. We do not anticipate that we will generate product revenue for at least several years. Our losses, among other things, have caused and will cause our stockholders’ equity and working capital to decrease. We expect that this trend will continue until we develop, and obtain regulatory approval and market acceptance of, our product candidates, if at all. We may never generate product revenue sufficient to become profitable.

Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if we are delisted from the Nasdaq Capital Market and are unable to transfer our listing to another stock market.*

On July 21, 2010, we received notice from Nasdaq that the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market under Nasdaq Marketplace Rule 5550(a)(2) and that we had 180 calendar days to regain compliance. On January 19, 2011, we received a notice from Nasdaq indicating that, while we had not regained compliance with the $1.00 per share requirement, Nasdaq had determined that Telik was eligible to receive an additional 180-day period to regain compliance. On February 10, 2011, we received a notice from Nasdaq indicating that for the preceding, ten consecutive business days, the closing bid price of our common stock had been $1.00 per share or greater and, as such, we had regained compliance with the $1.00 per share minimum bid price requirement. On April 21, 2011, we received notice from Nasdaq that the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market and that we had 180 calendar days, or until October 18, 2011 to regain compliance. On October 20, 2011, we received notice from Nasdaq that we had been provided an additional 180-day period, or until April 16, 2012, to regain compliance with the minimum $1.00 per share requirement. On March 30, 2012, we effected a 1-for-30 reverse stock split. On April 17, 2012, we received notice from Nasdaq that we had regained compliance with the minimum bid price requirement. Should the bid price of our common stock close below $1.00 again, we will be below the minimum $1.00 per share requirement and be at risk for delisting if we cannot regain compliance.

Furthermore, on November 14, 2013, we received notice from Nasdaq that we no longer satisfied the minimum $2,500,000 stockholders’ equity requirement for continued listing on The Nasdaq Capital Market and providing us the opportunity to submit a plan to regain compliance with that requirement. On December 30, 2013, we submitted to Nasdaq a plan to regain compliance.

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

In addition, we may have difficulty attracting and retaining personnel as a result of having carried out six workforce reductions since 2007, the most recent of which was completed in 2013. In order to conserve resources, we expect to reduce headcount further during the next few months as additional activities are phased out or outsourced. These circumstances could significantly impede the achievement of our business objectives. Accordingly, we will be operating with a severe shortage of resources and may not be able to conduct even limited operations. Even if we are able to obtain necessary funding and continue our business beyond July 2014, we may not have adequate personnel to operate our business or be able to attract and retain qualified employees.

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

Our stock price may be volatile, you may not be able to resell your shares at or above your purchase price.*

Our stock prices and the market prices for securities of biotechnology companies in general have been highly volatile, with recent significant price and volume fluctuations, and may continue to be highly volatile in the future. For example, our stock price dropped by 71% on the day following the announcement in December 2006 that the preliminary top-line results of our first three Phase 3 trials did not meet primary end-points. During the three months ended March 31, 2014, our common stock traded between $1.19 and $1.90, and on March 31, 2014, our common stock closed at $1.43. You may not be able to sell your shares quickly or at the market price if we are delisted from the Nasdaq Capital Market or if we are unable to transfer our listing to another stock market, or if trading in our stock is not active or the volume is low. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock, some of which are beyond our control:

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

Date: May 15, 2014

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