Form 10-Q
period 2014-06-30
TELIK INC
filed 2014-08-08
CIK 1109196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO                     .

COMMISSION FILE NUMBER: 0-31265

TELIK, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	93-0987903
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

11588 Sorrento Valley Road, Suite 20, San Diego, CA 92121

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES INCLUDING ZIP CODE)

(858) 259-9405

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock outstanding as of July 31, 2014 was 13,932,937.

TELIK, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

TELIK, INC.

CONDENSED BALANCE SHEETS

(In thousands)

	June 30, 2014	December 31, 2013
	(Unaudited)	Audited
Assets
Current assets:
Cash and cash equivalents	$2,047	$2,229
Prepaids and other current assets	199	381

Total current assets	2,246	2,610

Total assets	$2,246	$2,610

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$2	$20
Accrued compensation	175	175
Accrued liabilities	233	169
Accrued contingent lease termination fee	591	591

Total current liabilities	1,001	955
Warrant liability	568	—

Total liabilities	1,569	955
Commitments and contingencies (Note 8)
Redeemable convertible preferred stock	1,711	—
Stockholders’ equity:
Common stock	46	46
Additional paid-in capital	555,142	555,139
Accumulated deficit	(556,222)	(553,530)

Total stockholders’ (deficit) equity	(1,034)	1,655

Total liabilities, redeemable convertible preferred stock and stockholders’ (deficit) equity	$2,246	$2,610

See accompanying Notes to Condensed Financial Statements.

TELIK, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating costs and expenses:
Research and development	$81	$528	$390	$1,314
General and administrative	1,575	859	2,334	2,019

Total operating costs and expenses	1,656	1,387	2,724	3,333

Loss from operations	(1,656)	(1,387)	(2,724)	(3,333)
Interest and other income, net	59	1	59	10

Net loss	(1,597)	(1,386)	(2,665)	(3,323)
Deemed dividend on redeemable convertible preferred stock	(27)	—	(27)	—

Net loss available to common stockholders	$(1,624)	$(1,386)	$(2,692)	$(3,323)

Other comprehensive income, net of tax:
Changes in net unrealized gains on investments	—	—	—	—

Comprehensive loss	$(1,597)	$(1,386)	$(2,665)	$(3,323)

Basic and diluted net loss per share	$(0.35)	$(0.30)	$(0.58)	$(0.76)

Shares used to calculate basic and diluted net loss per share	4,583	4,560	4,583	4,380

See accompanying Notes to Condensed Financial Statements.

TELIK, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(2,665)	$(3,323)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3	223
Decrease in fair value of warrants	(59)	—
Changes in assets and liabilities:
Other receivables	—	3
Prepaid expenses and other current assets	182	331
Other assets	—	(70)
Accounts payable	(18)	(134)
Accrued liabilities	64	(313)
Accrued facility exit costs and contingent lease termination fee	—	(622)

Net cash used in operating activities	(2,493)	(3,905)

Cash flows from investing activities:
Purchases of investments	—	(2,304)
Maturities of investments	—	1,000

Net cash used in investing activities	—	(1,304)

Cash flows from financing activities:
Proceeds from issuance of redeemable convertible preferred stock and warrants, net of issuance costs	2,311	—
Proceeds from issuance of common stock, net issuance of costs	—	3,570

Net cash provided by financing activities	2,311	3,570

Net decrease in cash and cash equivalents	(182)	(1,639)
Cash and cash equivalents at beginning of period	2,229	4,747

Cash and cash equivalents at end of period	$2,047	$3,108

Supplementary information:
Non-cash transaction disclosure:
Transfer of restricted investment in satisfaction of Porter Drive facility lease termination fee	$—	$250
Dividends accrued	$27	—

See accompanying Notes to Condensed Financial Statements.

TELIK, INC.

Notes to Condensed Financial Statements

(Unaudited)

1.        Nature of Operations and Going Concern

Business Overview

Telik, Inc., or Telik, we or, the Company, was incorporated in the state of Delaware in October 1988. We are engaged in the discovery and development of small molecule therapeutics. We operate in only one business segment.

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

Private Financing

On May 12, 2014, we entered into a securities purchase agreement, or the PIPE agreement, to sell 1,250,000 shares of our Series B redeemable convertible preferred stock at $2.00 per share for a total of $2.5 million along with warrants to purchase 625,000 shares of common stock at $3.33 per share to a group of private investors led by Hudson Bay Capital Management LP, or Hudson Bay (such transaction, the “PIPE financing”). We received approximately $2.3 million in net proceeds from the sale of shares, after deducting related issuance costs, and used these proceeds to bridge us to the closing of the merger described below.

Merger Agreement

Concurrently on May 12, 2014, we entered into a merger agreement, or Merger Agreement, with MabVax Therapeutics, Inc., or MabVax, a privately held cancer immunotherapy company, or the Merger. On July 8, 2014, or the Closing Date, Telik and MabVax completed the Merger. As a result of the consummation of the Merger, as of the Closing Date, the former stockholders, option holders and warrant holders of MabVax owned approximately 85% of the outstanding shares of Telik common stock on a fully diluted basis and the stockholders, option holders and warrant holders of Telik prior to the Merger owned approximately 15% of the outstanding shares of Telik common stock on a fully diluted basis and a change of control occurred.

For accounting purposes, the Merger is treated as a “reverse acquisition” and MabVax is considered the accounting acquirer. Accordingly, MabVax will be reflected as the predecessor and acquirer in Telik’s financial statements for periods ending from and after the Closing Date. Telik’s financial statements will reflect the historical financial statements for periods ending from and after the Closing Date of MabVax as Telik’s historical financial statements, except for the legal capital which will reflect Telik’s legal capital (common stock).

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

2.        Basis of Presentation and Summary of Significant Accounting Policies

We have prepared the accompanying condensed financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, or the Exchange Act. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We believe all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included herein. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any other future period. The condensed balance sheet at December 31, 2013 has been derived from the audited financial statements at that date. You should read these condensed financial statements and notes in conjunction with our audited financial statements for the year ended December 31, 2013, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2014.

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

3.        Employee Stock-Based Compensation

Stock-based Compensation

Total estimated stock-based compensation expense, related to all of our share-based payment awards recognized under ASC 718, “Compensation—Stock Compensation” was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Research and development	$—	$34	$—	$92
General and administrative	2	49	3	131

Stock-based compensation expense before taxes	2	83	3	223

Effect on net loss	$2	$83	$3	$223

Because we had a net operating loss carryforward as of June 30, 2014, no tax benefits for the tax deductions related to stock-based compensation expense were recognized in our Condensed Statements of Comprehensive Loss. Additionally, no stock options were exercised in the three and six months ended June 30, 2014 and 2013. As of June 30, 2014, $4,500 of total unrecognized compensation costs, net of forfeitures, related to non-vested service based awards is expected to be recognized over a weighted average period of 1.35 years.

Valuation Assumptions

We used the Black-Scholes-Merton option valuation model, or the Black-Scholes model, to determine the stock-based expense recognized under ASC 718. Our expected stock-price volatility assumption was based solely on the weighted average of the historical volatility as there was insufficient traded option activity for us to use implied volatility. The expected term of stock awards under our Employee Stock Purchase Plan, or ESPP, was based on the weighted average purchase periods of each offering. The expected term of stock options granted was based on the simplified method in accordance with Staff Accounting Bulletin No. 110, or SAB 110, as our historical share option exercise experience did not provide a reasonable basis for estimation. The risk-free interest rate was based on the U.S. Treasury yield for a period consistent with the expected term of the stock award in effect at the time of the grant. There were no stock options granted and no new ESPP participants enrolled during the three and six months ended June 30, 2014 and 2013.

4.        Basic and Diluted Net Loss per Share

Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period.

Weighted average outstanding options to purchase 225,870 and 282,620 shares of our common stock before application of the treasury stock method for the three months ended June 30, 2014 and 2013, 237,990 and 288,681 shares of our common stock before application of the treasury stock method for the six months ended June 30, 2014 and 2013, outstanding redeemable convertible preferred stock of 1,250,000 shares and warrants to purchase 625,000 shares of common stock were excluded from the diluted net loss per common share calculations because inclusion of such shares would be anti-dilutive.

5.        Fair Value Measurements on a Recurring Basis

We measure certain financial assets and liabilities at fair value on a recurring basis, including money market funds, US government agencies and warrants. The fair value of these financial instruments is determined based on a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. Government agency securities held in our account were recorded at their estimated fair value. These securities generally had market prices from multiple sources and it could be difficult to select the best individual price directly from the quoted prices in the active markets. Therefore we used Level 2 inputs for the valuation of these securities. Using the Level 2 inputs, a “consensus price” or a weighted average price for each of these securities was derived from a distribution-curve-based algorithm which included market prices obtained from a variety of industrial standard data providers (e.g. Bloomberg), security master files from large financial institutions and other third-party sources.

Warrants are valued using Black-Scholes-Merton model. The expected life is based on the term of the warrants. We use our historical volatility in developing our estimate of expected volatility. The fair value of warrants is estimated using the following assumptions, which, except for risk-free interest rate, are Level 3 inputs:

	June 30, 2014	May 13, 2014 (date of issuance)
Fair value of warrants (in thousands)	$568	$627
Risk-free interest rate	1.62%	1.62%
Dividend yield	N/A	N/A
Expected volatility	101.55%	106.43%
Expected life	4.83	5.00

The following table presents information about our financial instruments that are measured at fair value on a recurring basis as of June 30, 2014 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

		Fair Value Measurement at June 30, 2014 Using
	June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial assets:
Money market funds	$1,457	$1,457	$—	$—

Total financial assets	$1,457	$1,457	$—	$—

Financial liabilities:
Warrants	$568	$—	$—	$568

Total financial liabilities	$568	$—	$—	$568

The following table presents information about our financial assets that are measured at fair value on a recurring basis as of December 31, 2013, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurement at December 31, 2013 Using
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial assets: (presented as cash equivalents) :
Money market funds	$458	$458	$—	$—
US government agencies	1,400	—	1,400	—

Total financial assets	$1,858	$458	$1,400	$—

The changes in the value of the warrant liability during the six months ended June 30, 2014 were as follows (in thousands):

Fair value – beginning of period	$—
Issuances	627
Change in fair value	(59)
Fair value – end of period	$568

There were no transfers between Level 1 and Level 2 measurements in the three and six months ended June 30, 2014 and in the year ended December 31, 2013.

6.        Cash and Cash Equivalents

The following is a summary of estimated fair value of cash and cash equivalents:

	June 30, 2014	December 31, 2013
	(in thousands)
Cash and money market funds	$2,047	$829
US government agencies	—	1,400

Total	$2,047	$2,229

Reported as:
Cash and cash equivalents	$2,047	$2,229

Total	$2,047	$2,229

There were no realized gains or losses on sales of available-for-sale securities for the three and six months ended June 30, 2014 and the year ended December 31, 2013. There were no unrealized gains or losses on available-for-sale securities as of June 30, 2014 or December 31, 2013.

All marketable debt securities held as of December 31, 2013 as available-for-sale were expected to mature in less than a year.

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

We have no future rental payments under our non-cancelable operating leases as of June 30, 2014 and none for the year 2015 and beyond. We recorded a $591,000 contingent lease termination fee, in connection with the termination of our master lease and sublease of our Porter Drive facility, which is payable to ARE if we receive $15 million or more in additional financing in the aggregate, but otherwise forgiven.

Restructuring plan upon closing of the Merger

In connection with the Merger, the company signed separation agreements in May 2014 with nine Telik employees and agreed to pay severances and health benefits upon closing of the Merger subject to certain provisions in the agreement. The total in severance and benefits costs to be paid out is approximately $748,000. This amount has not been accrued at June 30, 2014, since the Merger did not close until July 2014.

9.        Redeemable convertible preferred stock and warrants

On May 12, 2014, we entered into a PIPE agreement pursuant to which we issued and sold to the purchasers an aggregate of 1,250,000 shares of our Series B redeemable convertible preferred stock at $2.00 per share for a total of $2.5 million along with warrants to purchase 625,000 shares of our common stock, or the PIPE warrants. We received approximately $2.3 million in net proceeds under the PIPE agreement after deducting related issuance costs.

The Series B redeemable convertible preferred stock sold in the PIPE financing has the following rights:

Conversion Price Adjustment. The conversion price is subject to adjustment upon the earlier of: (i) the date that some or all of the registrable securities have become registered pursuant to an effective registration statement and (ii) 6 months after May 13, 2014, or the Closing Date, each such date, an Adjustment Date, in which the conversion price of the Series B convertible preferred stock thereafter shall be the lower of (a) the initial conversion price and (b) 90% of the average of the 10 lowest weighted average prices of Common Stock during the 20 days immediately preceding the Adjustment Date.

Dividend. 8% cumulative dividend on the Stated Value (as defined in the Series B certificate of designation).

Liquidation Preference. Preferential payment is made to holders of Series B redeemable convertible preferred stock in the event of a liquidation event. Initially, $2.00 per share of Series B convertible preferred stock plus accrued and unpaid dividends, subject to adjustment.

Anti-Dilution. Full ratchet anti-dilution adjustment for any issuances of Common Stock and convertible securities for Common Stock below the current conversion price of $2.00, subject to the beneficial ownership cap of 4.99% of the outstanding Common Stock post-conversion and exchange cap of 19.99% of the outstanding Common Stock immediately prior to such conversion.

We classified our shares of Series B redeemable convertible preferred stock as mezzanine equity as the number of common shares converted are not fixed until the date of the conversion as the conversion amount and conversion price are subject to adjustments, and the preferred shares are subject to a “Change of Control Redemption” provision that allows shares to be redeemable upon the request of preferred stockholders at certain time after the consummation of such Change of Control.

Since our Series B redeemable convertible preferred stockholders are entitled to cumulative dividends on each share held at a rate of 8% per annum on the Stated Value (as defined in the Series B certificate of designations) from and after the first date of issuance of any Series B preferred stock whether or not declared by the Board and whether or not there are funds legally available for the payment of dividends, we recorded $27,000 in dividends accrual for the period ended June 30, 2014.

The PIPE warrants become exercisable six months from May 13, 2014, expire in five years and may be exercised for cash or otherwise may be net-exercised. The PIPE warrants initially have a per share exercise price of

$3.33. On the 60th day following the earlier of (i) the date all of the shares underlying the PIPE warrants become registered pursuant to an effective registration statement and (ii) six months following May 13, 2014, in each case the “reset date”, the exercise price will be reset to equal the lower of (i) the current exercise price and (ii) 90% of the average of the 10 lowest weighted average prices of common stock during the 20 trading days immediately preceding the reset date. Due to the potential change of exercise price per share of the PIPE warrants, the PIPE warrants were recorded as a long term liability. The PIPE warrants are recorded in fair value on a recurring basis, which was $627,000 and $568,000 as of May 13, 2014 and June 30, 2014 respectively. As a result of the change in fair value of the PIPE warrants, we recorded a decrease in fair value of $59,000 during the three months ended June 30, 2014 which was included in Interest income and other net. See Note 5 for more information on the valuation of our PIPE warrants.

10.        Litigation

On May 30, 2014, a putative class action lawsuit was commenced in Santa Clara County Superior Court, State of California, on behalf of Cadillac Partners and others similarly situated, naming as defendants our directors, the Company, MabVax, Hudson Bay Capital Management LP, Bio IP Ventures LLC, Hudson Bay Master Fund Ltd., and Hudson Bay IP Opportunities Master Fund LP. The suit alleged the defendants breached certain fiduciary duties, or aided and abetted a breach of fiduciary duties, in connection with our merger with MabVax. In support of their purported claims, the plaintiff alleged, among other things, that our board has historically failed to fulfill its fiduciary duty to its stockholders, the PIPE transaction and the Merger involved an inadequate sales process and includes preclusive deal protection devices, and that our board of directors would receive personal benefits not available to our public stockholders as a result of the Merger. The plaintiff sought to enjoin the Merger and obtain damages as well as attorneys’ and expert fees and costs.

On June 29, 2014, the parties entered into a Stipulation and Settlement, or Settlement, pursuant to which we agreed to file with the SEC certain supplemental disclosures in connection with the Merger, which we did on June 30, 2014 in our proxy statement on Schedule 14A. The Settlement is subject to certain confirmatory discovery to be undertaken by the plaintiff and to the parties’ agreement on the payment of the plaintiff’s attorneys’ fees and expenses.

On July 16, 2014, the Company and all other parties to the litigation entered into an agreement which, if consummated, will settle the litigation, or the proposed settlement. Among many other terms, under the proposed settlement the Company and all defendants will receive a broad release of any and all claims pertaining to the PIPE transaction, the Merger, the prior disclosure and a wide variety of other matters. The proposed settlement also calls for the parties to ask the court to, among other things, enter orders enjoining other shareholders from bringing similar actions, certifying the putative settlement class, and approving the proposed settlement as a fair, final, and binding resolution of the litigation. Under the proposed settlement, the Company and the other defendants have expressly denied the allegations of the complaint and denied engaging in any other misconduct, nor will any of them make any payment or in any respect amend the negotiated terms of the since-consummated PIPE transaction and Merger. Finally, under the proposed settlement, the Company and the other defendants have not agreed to pay any legal fees, or reimburse any expenses, allegedly incurred by the plaintiffs who filed the complaint; instead, the Company expects that counsel for those plaintiffs will present any such disputed claim for legal fees and expenses to the court for resolution. We expect our insurance policy to cover a portion of these fees and expenses, including legal fees of approximately $111,000 incurred by us.

11.        Subsequent Events

On July 1, 2014, Telik and MabVax, entered into an Amendment No. 1 to the Merger Agreement to (a) modify the definition of MabVax’s common stock financing in the Merger Agreement, (b) remove certain redemption provisions in the Certificate of Designations, Preferences and Rights of MabVax’s Series A-1 Convertible Preferred Stock and the Certificate of Designations, Preferences and Rights of MabVax’s Series A-2 Convertible Preferred Stock attached to the Merger Agreement, (c) remove certain references to Telik’s obligations to assume MabVax’s obligations to redeem shares of MabVax’s Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock following the completion of the Merger.

On July 7, 2014, Telik and the holders of its issued and outstanding Series B Convertible Preferred Stock, entered into a Series B Omnibus Amendment and Stockholder Consent, the Omnibus Amendment that approved an amendment and restatement of Telik’s Certificate of Designations, Preferences and Rights of Series B-1 Convertible Preferred Stock, amendments to the Warrants and the Purchase Agreement to permit Telik’s common stock to be traded on the OTCQB and OTCQX marketplaces, an amendment to the provisions of the Registration Rights Agreement to extend the deadline for filing a registration statement with the SEC covering resales of shares of Telik common stock issuable upon exercise of the Warrants and the shares issuable upon conversion of the Series B Preferred Stock from July 11, 2014 to August 1, 2014, and to approve the amendments made to the Merger Agreement (disclosed below).

On July 7, 2014, Telik and MabVax, entered into an Amendment No. 2 to the Merger Agreement to (a) amend the provisions of the proposed Certificate of Designations, Preferences and Rights of MabVax’s Series A-1 Convertible Preferred Stock attached to the Merger Agreement to permit shares of Telik’s common stock to trade on the OTCQB and OTCQX marketplaces following the completion of the Merger and (b) modify the Telik stockholder approval provisions set forth in the Merger Agreement to permit the Merger to be completed without the consent of the holders of majority of the issued and outstanding capital stock of Telik. Amendment No. 2 also included amendments removing the requirement that Telik amend its charter documents to change its name from Telik, Inc. to MabVax Therapeutics Holding, Inc. upon completion of the Merger and the requirement for Telik to implement a 5 to 1 reverse split of Telik’s common stock should the closing price of Telik’s common stock as of the last business day immediately prior to the effective time of the Merger be less than $4 per share.

On July 8, 2014, or the Closing Date, the Merger was completed. In connection with the Merger, Telik issued, as of the Closing Date, its securities to MabVax’s stockholders in exchange for securities owned by MabVax’s securityholders, as follows: (i) an aggregate of 9,349,841 shares of Telik common stock, (ii) an aggregate of 2,762,841 shares of Telik Series A-1 convertible preferred stock, par value $0.01 per share, convertible into an aggregate of 12,285,156 shares of Telik common stock as of the Closing Date, (iii) warrants to purchase up to an aggregate of 16,442,087 shares of Telik’s common stock, with an exercise price of $0.4524974 per share and expiring on July 10, 2023, and (iv) options to purchase up to 1,552,694 shares of common stock. The Telik securities issued in connection with the Merger were issued in a private placement transaction pursuant to Section 4(2)(a) and Rule 506(b) of Regulation D of the Securities Act. The Common Exchange Ratio (as defined in the Merger Agreement) was 2.223283558 and the Preferred Exchange Ratio (as defined in the Merger Agreement) was .5.

As a result of the consummation of the Merger, as of the Closing Date, the former stockholders, optionholders and warrant holders of MabVax owned approximately 85% of the outstanding shares of Telik common stock on a fully-diluted basis and the stockholders, optionholders and warrant holders of Telik prior to the Merger owned approximately 15% of the outstanding shares of Telik common stock on a fully diluted basis and a change of control has occurred. For accounting purposes, the Merger is treated as a “reverse acquisition” and MabVax is considered the accounting acquirer. Accordingly, MabVax will be reflected as the predecessor and acquirer in Telik’s financial statements. Telik’s financial statements for the periods ending from and after the Closing Date will reflect the historical financial statements of MabVax as Telik’s historical financial statements, except for the legal capital which will reflect Telik’s legal capital (common stock).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Statements of Expected Future Performance

This Quarterly Report on Form 10-Q contains statements indicating expectations about future performance and other forward-looking statements that involve risks and uncertainties. We usually use words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “future,” “intend,” “potential,” or “continue” or the negative of these terms or similar expressions to identify forward-looking statements. These statements appear throughout this Quarterly Report on Form 10-Q and are statements regarding our current intent, belief or expectation, primarily with respect to our operations and related industry developments. Examples of these statements include, but are not limited to, statements regarding the following: our future operating expenses, our future losses, our future expenditures for research and development, the sufficiency of our cash resources and ability to raise adequate funds in the future, the timing and implications of results of our Phase 2 clinical trials, the progress of our research programs, including clinical testing, the extent to which our issued and pending patents may protect our products and technology, our ability to identify new product candidates using TRAP technology (our proprietary Target-Related Affinity Profiling technology), the potential of such product candidates to lead to the development of safer or more effective therapies, our ability to develop the technology derived from our collaborations, and our anticipated timing for filing additional Investigational New Drug applications, or INDs, with the FDA, or for the initiation or completion of Phase 1, Phase 2 or Phase 3 clinical trials for any of our product candidates, the rights granted to the holders of our Series A-1 convertible preferred stock, the rights granted to the holders of our Series B convertible preferred stock, our limited trading market and the quotation of our shares of common stock on the OTCQB marketplace, dilution to the holders of our common stock related to future issuances and our involvement in potential future litigation. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

Overview

Telik has been engaged in the discovery and development of small molecule drugs. Our business strategy is to advance our drug product candidates through Phase 2 clinical studies, and to enter into a partnership with a pharmaceutical or biotechnology company to assist in further development and commercialization, license product candidates outside our therapeutic focus, and identify and develop additional drug product candidates.

As a consequence of the Merger, Telik’s current technologies and product development candidates will be evaluated by MabVax to determine if additional effort and investment is warranted relative to the product opportunities at MabVax. No assurance can be given that any current technologies or product development candidates currently at Telik will continue in the combined company.

We have incurred significant net losses since inception and expect to incur losses for the foreseeable future as we continue our research and development activities. During the six months ended June 30, 2014, our loss from operations was $2.7 million and our net loss was $2.7 million. Net cash used in operations for the six months ended June 30, 2014 was $2.5 million and cash and cash equivalents at June 30, 2014 were $2.0 million. As of June 30, 2014, we had an accumulated deficit of $556.2 million.

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

Private Financing

On May 12, 2014, we entered into a securities purchase agreement to sell 1,250,000 shares of our Series B Convertible Preferred Stock at $2.00 per share for a total of $2.5 million along with warrants to purchase 625,000 shares of common stock at $3.33 per share to a group of private investors led by Hudson Bay. We received approximately $2.3 million in net proceeds from the sale of shares, after deducting related issuance costs, and used it to bridge us to the closing of the merger described below.

Merger Agreement

Concurrently on May 12, 2014, we entered into a merger agreement, or Merger Agreement, with MabVax Therapeutics, Inc., or MabVax, a privately held cancer immunotherapy company, or the Merger. On July 8, 2014, or the Closing Date, Telik and MabVax completed the Merger. As a result of the consummation of the Merger, as of the Closing Date, the former stockholders, option holders and warrant holders of MabVax own approximately 85% of the outstanding shares of Telik common stock on a fully diluted basis and the stockholders, option holders and warrant holders of Telik prior to the Merger owned approximately 15% of the outstanding shares of Telik common stock on a fully diluted basis and a change of control has occurred.

For accounting purposes, the Merger is treated as a “reverse acquisition” and MabVax is considered the accounting acquirer. Accordingly, MabVax will be reflected as the predecessor and acquirer in Telik’s financial statements. Telik’s financial statements for the periods ending from and after the Closing Date will reflect the historical financial statements of MabVax as Telik’s historical financial statements, except for the legal capital which will reflect Telik’s legal capital (common stock).

The combined company of Telik and MabVax, or the combined entity, is subject to risks common to biopharmaceutical companies, including the need for capital, risks inherent in our research, development and commercialization efforts, preclinical testing, clinical trials, uncertainty of regulatory and marketing approvals, enforcement of patent and proprietary rights, potential competition and retention of key employees. In order for a product to be commercialized, it will be necessary for us to conduct preclinical tests and clinical trials, demonstrate efficacy and safety of our product candidates to the satisfaction of regulatory authorities, obtain marketing approval, enter into manufacturing, distribution and marketing arrangements, obtain market acceptance and, in many cases, obtain adequate reimbursement from government and private insurers. We cannot provide assurance that we will ever generate revenues or achieve and sustain profitability in the future or obtain the necessary working capital for our operations.

We expect the quarterly and annual results of operations of the combined entity will fluctuate for the foreseeable future as we continue to identify and advance a number of potential drug candidates into clinical and preclinical development activities, including initiating the manufacturing of our lead antibody candidate and funding operations as we expand our infrastructure. The successful development of our drug product candidates is uncertain. As such, an accurate prediction of future results is difficult or impossible.

Telik – Clinical Product Development

The clinical development of TELINTRA, a small molecule glutathione analog inhibitor of the enzyme glutathione S-transferase P1-1, was suspended in the third quarter of 2013. We have a Phase 3 placebo-controlled randomized registration trial of TELINTRA for the treatment of Low to Intermediate-1 risk MDS, using red-blood-cell transfusion independence as the endpoint, which was designed in accordance with the FDA’s guidance. Telik will evaluate this product relative to others in its pipeline and a determination will be made as to whether the product warrants continued effort. Telik may seek a corporate partner or attempt to out license the program. Until such time as a determination on the potential of the project can be made, the plan to initiate a Phase 3 registration trial of TELINTRA is placed on hold.

Telik – Preclinical Drug Product Development

We have three small molecule compounds in our preclinical development program: TLK60404— a small molecule compound inhibiting both Aurora kinase and VEGFR kinase, TLK60357— a novel, potent small molecule inhibitor of cell division and TLK60357— a potent VGFR kinase inhibitor that blocks the formation of new blood vessels in tumors. While these compounds display anticancer activity against human cancer cells, we have placed these development programs on hold until the combined company can evaluate these programs relative to others in our pipeline and make a determination as to whether any of the programs warrant continued effort. We may seek a corporate partner or attempt to out license any or all of these programs. Until such time as a determination on the potential of these programs can be made, these programs will continue to be placed on hold.

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

On May 21, 2014, we received a notice from the Panel granting our request for continued listing on The Nasdaq Capital Market, provided that by July 8, 2014, we close the Merger and the combined company qualifies for initial listing on the Capital Market. Telik may also continue to be listed on The Nasdaq Capital Market by independently regaining compliance with the continued listing requirements of The Nasdaq Capital Market by July 8, 2014 through a financing or licensing transaction.

Pursuant to the terms of the Panel’s decision and as disclosed above, on July 8, 2014, Telik completed the Merger, and the combined entity was required to evidence compliance with all applicable requirements for initial listing on The Nasdaq Capital Market upon completion of the merger, including the $4.00 minimum stock price requirement, or to otherwise evidence compliance with the requirements for continued listing on The Nasdaq Capital Market on a stand-alone basis. Due to the failure of Telik to obtain the approval of its stockholders of the 5 to 1 reverse stock split described in our proxy statement filed with the SEC on June 3, 2014, or the reverse split, the new combined company was not in a position to evidence full compliance with the terms of the Panel’s decision dated May 21, 2014, to meet the July 8th deadline and the Panel issued a determination to suspend trading in the Company’s securities on The Nasdaq Capital Market effective as of market open on July 10, 2014. Commencing on July 10, 2014, shares of our common stock began trading on the OTCQB marketplace under the symbol “TELK”.

We have appealed the Panel’s decision to the Nasdaq Listing and Hearing Review Council, or the Nasdaq Listing Council, requesting additional time to obtain the necessary votes to approve the reverse stock split and to demonstrate compliance with all applicable requirements for initial listing on The Nasdaq Capital Market, including the $4.00 minimum stock price requirement. As described in our proxy statement filed with the SEC on July 25, 2014, we scheduled a stockholder’s meeting for August 20, 2014 soliciting stockholder approval for, among other items, the reverse split and an amendment to our amended and restated certificate of incorporation to change our name to MabVax Therapeutics Holdings, Inc. and to increase the authorized number of our common shares to a new total of 150,000,000 and our authorized number of preferred shares to a new total of 15,000,000.

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

Results of Operations

Research and Development Expenses

Our research and development costs in the three and six months ended June 30, 2014 were primarily for the completion of all clinical study reports associated with the wind down of our clinical trials in 2013 including the filing of annual safety reports, drug storage and headcount related expenses.

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2014	2013	Change	2014	2013	Change
	(In thousands, except percentages)
Research and development	$81	$528	(85)%	$390	$1,314	(70)%

The decrease of 85%, or $447,000, in research and development expenses for the three months ended June 30, 2014 compared to the same period in 2013, was primarily due to the following:

•	decreased costs of $345,000 associated with headcount reduction, reduced stock-based compensation of approximately $34,000 and a $48,000 decrease in allocated facility and IT costs as a result of our relocation to a smaller corporate office space in March 2013; and

•	a decrease of approximately $20,000 in our phase 2 clinical studies for TELINTRA as we have closed out all our clinical sites.

The decrease of 70%, or $924,000, in research and development expenses for the six months ended June 30, 2014 compared to the same period in 2013, was primarily due to the following:

•	decreased costs of $567,000 associated with headcount reduction, reduced stock-based compensation of approximately $92,000 and a $125,000 decrease due to lower allocated facility and IT costs; and

•	a decrease of approximately $140,000 in our phase 2 clinical studies for TELINTRA as we have closed out all our clinical sites.

As a result of the consummation of the Merger, we expect future research and development expenditures of the combined company will increase as we advance our lead drug candidates into preclinical and clinical development activities including initiating manufacturing of our lead antibody candidate.

General and Administrative Expenses

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2014	2013	Change	2014	2013	Change
	(In thousands, except percentages)
General and administrative	$1,575	$859	83%	$2,334	$2,019	16%

The increase in general and administrative expenses of 83%, or $716,000, for the three months ended June 30, 2014 compared to the same period in 2013, was primarily due to an increase in merger related legal and professional services expenses.

The increase in general and administrative expenses of 16%, or $315,000, for the six months ended June 30, 2014 compared to the same period in 2013 was primarily due to the following:

•	an increase in merger related legal and professional services expenses of $507,000;

•	partially offset by decreases of $129,000 related to stock-based compensation, and $63,000 in corporate administrative and facility related expenses.

As a result of the consummation of the Merger, we expect our future general and administrative expenditures to increase. While merger related expenses will have ended, the combined company will incur additional expenses related to being a public company. We expect the increase to be attributable to expanding our corporate infrastructure, increased legal expenses, increased insurance requirements, and fees related to regulatory filings.

Stock-Based Compensation Expense

Employee stock-based compensation expense related to our share-based payment awards was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Research and development	$—	$34	$—	$92
General and administrative	2	49	3	131

Stock-based compensation expense before taxes	2	83	3	223

Effect on net loss	$2	$83	$3	$223

The decreases in employee stock-based compensation expense for the three and six months ended June 30, 2014 compared with the same periods in 2013 were primarily due to having fewer option shares vested in 2014.

Interest Income and Interest Expense

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2014	2013	Change	2014	2013	Change
	(In thousands, except percentages)
Interest and other income, net	$59	$1	5800%	$59	$10	490%

The increase in interest and other income, net of approximately $58,000 for the three months ended June 30, 2014 compared to the same period in 2013 was due primarily to the decrease in fair value of the PIPE warrants. The increase in interest and other income, net of approximately $49,000 for the six months ended June 30, 2014 compared to the same period in 2013 was due primarily to the decrease in fair value of the PIPE warrants, partially offset by a gain from the sale of office equipment recorded during the six months ended June 30, 2013.

Liquidity and Capital Resources

	June 30, 2014	December 31, 2013
	(In millions, except ratios)
Cash and cash equivalents	$2.0	$2.2
Working capital	$1.2	$1.7
Current ratio	2.2 : 1	2.7 : 1

	Six Months Ended June 30,
	2014	2013
	(In millions)
Cash (used in) / provided by:
Operating activities	$(2.5)	$(3.9)
Investing activities	$—	$(1.3)
Financing activities	$2.3	$3.6

Sources and Uses of Cash. Due to historically significant research and development expenditures and the lack of any approved products to generate revenue, we have not been profitable and have generated operating losses since we incorporated in 1988. As such, we have funded our research and development operations through the sale of equity securities, non-equity payments from corporate partners, interest earned on investments, government grants and equipment lease and loan financings. At June 30, 2014, we had available cash and cash equivalents of $2.0 million. Our cash and investment balances are held in a variety of interest-bearing instruments including money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk.

Cash Flows from Operating Activities. Cash used in operations for the six months ended June 30, 2014 was $2.5 million compared with $3.9 million for the same period in 2013. Net loss of $2.7 million in the six months ended June 30, 2014 included non-cash charges of $3,000 for stock-based compensation and a $59,000 decrease in fair value of the PIPE warrants. Cash used in operations was impacted by an $182,000 reduction in prepaid expenses due to decreases in prepaid insurance and prepaid rent balances. Operating cash outflows for the same period in 2013 resulted primarily from a net loss of $3.3 million which included non-cash charges of $223,000 for stock-based compensation. Cash used in 2013 was impacted by a $622,000 net reduction in accrued facility exit costs primarily due to our lease termination agreements for our Porter Drive facility which is detailed in Note 7 of the Notes to Condensed Financial Statements. Cash used in operations in 2013 also included a $313,000 reduction in accrued liabilities primarily due to payments related to our annual audit and franchise tax.

Cash Flows from Investing Activities. There were no investing activities for the six months ended June 30, 2014 compared with $1.3 million cash used for the same period in 2013. Cash used in investing activities in 2013 was primarily from $2.3 million in the purchase of available-for-sale investments and was partially offset by $1.0 million in investment maturities. We had no capital expenditures for the six months ended June 30, 2014 or 2013.

Cash Flows from Financing Activities. Cash provided by financing activities for the six months ended June 30, 2014 was $2.3 million compared with $3.6 million cash provided for the same period in 2013. Cash provided by financing activities for the six months ended June 30, 2014 was from the sale of our Series B redeemable convertible preferred stock and warrants in the PIPE financing. Cash provided by financing activities for the same period in 2013 was from sales of our common stock under the Sales Agreement with MLV, or the Sales Agreement, of about $3.6 million in net proceeds.

Working Capital. Working capital decreased to $1.2 million at June 30, 2014 from $1.7 million at December 31, 2013. The decrease in working capital was primarily due to our use of cash for operating expenses.

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

In connection with the Merger, the company signed separation agreements in May 2014 with nine Telik employees and agreed to pay severances and health benefits upon closing of the Merger subject to certain provisions in the agreement. The total in severance and benefits costs to be paid out is approximately $748,000.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risk during the six months ended June 30, 2014 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 10, 2014.

Item 4.	Controls and Procedures.

Evaluation of disclosure controls and procedures. Our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. Based on such evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that, subject to limitations described below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), were effective as of June 30, 2014.

Changes in internal control over financial reporting. As discussed above, we completed the Merger on July 8, 2014 and we are currently in the process of evaluating and integrating internal controls over financial reporting of the parties to the Merger. During the quarter ended June 30, 2014, other than the changes to our internal control process resulting from the Merger, there were no changes in our internal controls over financial reporting identified in management’s evaluation pursuant to Rule 13a-15(d) of the Exchange Act during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Limitations on the effectiveness of controls. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our President and Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures were sufficiently effective to provide reasonable assurance that the objectives of our disclosure control system were met.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings.

On May 30, 2014, a putative class action lawsuit was commenced in Santa Clara County Superior Court, State of California, on behalf of Cadillac Partners and others similarly situated, naming as defendants our directors, the Company, MabVax, Hudson Bay Capital Management LP, Bio IP Ventures LLC, Hudson Bay Master Fund Ltd., and Hudson Bay IP Opportunities Master Fund LP. The suit alleges the defendants breached certain fiduciary duties, or aided and abetted a breach of fiduciary duties, in connection with the Merger. In support of their purported claims, the plaintiff alleged, among other things, that our board has historically failed to fulfill its fiduciary duty to its stockholders, the PIPE transaction and the Merger involved an inadequate sales process and includes preclusive deal protection devices, and that our board of directors would receive personal benefits not available to our public stockholders as a result of the Merger. The plaintiff sought to enjoin the Merger and obtain damages as well as attorneys’ and expert fees and costs.

On June 29, 2014, the parties entered into a Stipulation and Settlement, or settlement, pursuant to which we agreed to file with the SEC certain supplemental disclosures in connection with the merger, which we did on June 30, 2014 in our proxy statement on Schedule 14A. The settlement is subject to certain confirmatory discovery to be undertaken by the plaintiff and to the parties’ agreement on the payment of the plaintiff’s attorneys’ fees and expenses.

On July 16, 2014, the Company and all other parties to the litigation entered into an agreement which, if consummated, will settle the litigation, the proposed settlement. Among many other terms, under the proposed settlement the Company and all defendants will receive a broad release of any and all claims pertaining to the PIPE transaction, the Merger, the prior disclosure and a wide variety of other matters. The proposed settlement also calls for the parties to ask the court to, among other things, enter orders enjoining other shareholders from bringing similar actions, certifying the putative settlement class, and approving the proposed settlement as a fair, final, and binding resolution of the litigation. Under the proposed settlement, the Company and the other defendants have expressly denied the allegations of the complaint and denied engaging in any other misconduct, nor will any of them make any payment or in any respect amend the negotiated terms of the since-consummated PIPE transaction and Merger. Finally, under the proposed settlement, the Company and the other defendants have not agreed to pay any legal fees, or reimburse any expenses, allegedly incurred by the plaintiffs who filed the complaint; instead, the Company expects that counsel for those plaintiffs will present any such disputed claim for legal fees and expenses to the court for resolution. We expect our insurance policy to cover a portion of these fees and expenses.

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

Our independent registered public accounting firm has issued a report on our financial statements that includes an explanatory paragraph referring to our recurring losses from operations and expressing substantial doubt as to our ability to continue as a going concern without additional capital becoming available. While we were able to raise $3.6 million in 2013 and $2.5 million in May 2014, we believe our existing cash and investment securities will only be sufficient to support our operations through approximately July 2014 for the closing of the Merger. Any failure to dispel any continuing doubts about our ability to continue as a going concern could make it more difficult to obtain required financing on favorable terms or at all, negatively affect the market price of our common stock and could otherwise have a material adverse effect on our business, financial condition and results of operations. We could be required to liquidate our assets, seek bankruptcy protection or other alternatives and it is likely that investors will lose all or some of their investment in us. In addition, the tight credit markets and concerns regarding the availability of credit, particularly in the United States, may also negatively impact our ability to raise additional capital to fund our business. We cannot assure you that any future actions that we may take will raise or generate sufficient capital to fully address the significant uncertainties of our financial position. Moreover, we may not successfully identify or implement any of the above alternatives, and, even if we determine to pursue one or more of these alternatives, we may be unable to do so on a timely basis or on acceptable financial terms. As a result, we may be unable to realize value from our assets and discharge our liabilities in the normal course of business. All of these factors raise substantial doubt about our ability to continue as a going concern.

Raising additional capital by issuing securities or through collaboration and licensing arrangements may cause dilution to existing stockholders or require us to relinquish rights to our technologies or product candidates.

In order to fund our current and future operations, including the initiation of a Phase 3 registration trial of TELINTRA, we need to raise additional funds through equity or debt financings, collaborative arrangements with corporate partners or other sources. On August 30, 2011, we entered into an At Market Issuance Sales Agreement, or the Sales Agreement with McNicoll, Lewis & Vlak LLC, or MLV, pursuant to which we may issue and sell shares of our common stock having an aggregate offering price up to $7.0 million, from time to time, through the Sales Agreement. As of December 31, 2013, we sold 2,782,887 shares of our common stock and received approximately $5.8 million in net proceeds since entering into the Sales Agreement. On May 12, 2014, we entered into an agreement to sell 1,250,000 shares of convertible preferred stock to a group of investors for a total of $2.5 million. Our ability to sell shares of our common and preferred stock is subject to share volume limitations, market conditions and our continued listing on the Nasdaq Capital Market.

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

To date, we have not obtained regulatory approval for the commercial sale of any products, and we have not received any revenue from the commercial sale of products. Due to the significant research and development expenditures required to develop our technology and identify new product candidates, and the lack of any products to generate revenue, we have not been profitable and have incurred operating losses since we were incorporated in 1988. As of June 30, 2014, we had an accumulated deficit of $556.2 million. Should we have the ability to operate as a going concern, we expect to incur losses for the next several years as we continue our research and development activities and incur significant clinical testing and drug supply manufacturing costs. We do not anticipate that we will generate product revenue for at least several years. Our losses, among other things, have caused and will cause our stockholders’ equity and working capital to decrease. We expect that this trend will continue until we develop, and obtain regulatory approval and market acceptance of, our product candidates, if at all. We may never generate product revenue sufficient to become profitable.

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

If manufacturing is not performed in a timely manner, if our suppliers fail to perform or if our relationships with our suppliers or manufacturers should terminate, our clinical trials could be delayed. We may not be able to enter into or maintain any necessary third-party manufacturing arrangements on acceptable terms, if at all. Our current dependence upon others for the manufacture of our product candidates and our anticipated dependence upon others for the manufacture of any products that we may develop may adversely affect our future profit margins and our ability to commercialize any products that we may develop on a timely and competitive basis.

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

The testing and marketing of medical products entail an inherent risk of product liability. Although we are not aware of any historical or anticipated product liability claims or specific causes for concern, if we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates and any products that we may develop. In addition, product liability claims may also result in withdrawal of clinical trial volunteers, injury to our reputation and decreased demand for any products that we may commercialize. We currently carry product liability insurance that covers our clinical trials up to a $10.0 million annual aggregate limit, and the clinical trials added through the Merger currently carry up to a $5.0 million annual aggregate limit. We will need to increase the amount of coverage if and when we have a product that is commercially available. If we are unable to obtain sufficient product liability insurance at an acceptable cost, potential product liability claims could prevent or inhibit the commercialization of any products that we may develop, alone or with corporate partners.

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

Our stock prices and the market prices for securities of biotechnology companies in general have been highly volatile, with recent significant price and volume fluctuations, and may continue to be highly volatile in the future. For example, our stock price dropped by 71% on the day following the announcement in December 2006 that the preliminary top-line results of our first three Phase 3 trials did not meet primary end-points. During the six months ended June 30, 2014, our common stock traded between $1.19 and $2.06, and on June 30, 2014, our common stock closed at $1.45. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock, some of which are beyond our control:

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

The rights of our common stockholders are limited by and subordinate to the rights of the holders of Series A-1 convertible preferred stock and Series B convertible preferred stock; these rights may have a negative effect on the value of shares of our common stock.

The holders of the Series A-1 convertible preferred stock and Series B convertible preferred stock have rights and preferences generally superior to those of the holders of common stock. The existence of these superior rights and preferences may have a negative effect on the value of shares of our common stock. These rights are more fully set forth in the Series A-1 certificate of designations and Series B certificate of designations, respectively, and include, but are not limited to:

•	the right to receive a liquidation preference, prior to any distribution of our assets to the holders of our common stock, in an amount equal to $ 0.0377081186 per share for the Series A-1convertible preferred stock and $2.00 per share for the Series B convertible preferred stock, subject to adjustments, and all accrued and unpaid dividends;

•	the right to convert into shares of our common stock at the conversion price set forth in the Series A-1 certificate of designations and Series B certificate of designations, respectively, which may be adjusted as set forth therein; and

•	the right to receive dividends in arrears at a rate of 8% per annum in preference to the holders of our common stock and to receive dividends made to holders of our common stock on an as converted basis.

The holders of Series A-1 convertible preferred stock and Series B convertible preferred stock will have the right to block certain fundamental transactions as further described in the Series A-1 certificate of designations and Series B Preferred Stock certificate of designations, respectively; these holders may use this right to negotiate terms more favorable to the holders of the Series A-1 preferred stock and Series B preferred stock to the detriment of the holders of other classes of our capital stock or may prevent us from completing transactions favorable to us and the holders of our capital stock.

As further set forth in the Series A-1 certificate of designation, the holders of a majority of the issued and outstanding Series A-1 convertible preferred stock, Series B convertible preferred stock or Hudson Bay Opportunities Fund LP have the right to approve or block certain transactions, including transactions that:

•	create or issue additional or other capital stock or securities exchangeable for or convertible or exercisable into capital stock pari passu with or senior to the Series A-1 convertible preferred stock or Series B convertible preferred stock;

•	reclassify, alter or amend any of our existing securities that is pari passu with the Series A-1 preferred stock or Series B convertible preferred stock;

•	change the authorized number of shares of our capital stock;

•	create or issue debt securities;

•	authorize or effect payment of dividends or distributions on our capital stock;

•	authorize or effect change of control, dissolution or liquidation events;

•	amend or repeal our certificate of incorporation or bylaws;

•	amend, alter or repeal preferences, special rights or other powers of the Series A-1 convertible preferred stock or Series B convertible preferred stock;

•	avoid the observance or performance of the terms of the Series A-1 or Series B certificates of designations; and

•	effect any change in our principal business.

Hudson Bay and/or the Series A-1 convertible preferred stockholders and/or the Series B convertible preferred stockholders may have interests differing from or detrimental to other holders of our capital stock with respect to these fundamental transactions. Obtaining their consent may delay or limit our ability to enter into transactions that may be beneficial to the holders of our capital stock.

A limited public trading market may cause volatility in the price of our common stock

Our common stock is currently quoted on the OTCQB marketplace. Despite our appeal to the NASDAQ Listing Council as described above, there is no assurance that our stock will again be eligible for trading on the

NASDAQ Capital Market or any other national securities exchange in the near future. The quotation of our common stock on the OTCQB marketplace does not assure that a meaningful, consistent and liquid trading market currently exists, and in recent years such market has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies like us. Our common stock is subject to this volatility. Sales of substantial amounts of common stock, or the perception that such sales might occur, could adversely affect prevailing market prices of our common stock and our stock price may decline substantially in a short time and our stockholders could suffer losses or be unable to liquidate their holdings.

The floating conversion price for our Series B convertible preferred stock may lead to significant shareholder dilution and a corresponding drop in the market price of our common stock.

As described above and in the Series B certificate of designations, our Series B convertible preferred stock is convertible into our common stock at a “floating” conversion price. Following the Adjustment Date (as defined in the Series B certificate of designations), this conversion price adjusts according to the market price of our common stock. If the market price of our common stock declines, the Series B convertible preferred stock will be convertible into a greater number of shares of common stock, which could have the effect of diluting the ownership interest of all other holders of common stock. If the market price of our common stock were to decline significantly, this dilution could be substantial. Furthermore, any such dilution may cause the market price of the common stock to decline further, resulting in additional dilution and a continued potential adverse effect on the common stock price thereafter and could result in an imbalance of supply and demand for our common stock and reduce its price. This series of events could lead to a repetitive cycle, further and successively driving the market price of our common stock downward. The further the market price of our common stock declines, the further the floating conversion price will fall and the greater the number of shares we will have to issue upon conversion. In addition to affecting the market price of our common stock and diluting the value of each share of common stock for existing shareholders, the floating conversion price and the effects that it may have may also make it more difficult for us to raise capital in the future, which could adversely affect our ability to operate or grow our business.

We may not be able to achieve secondary trading of our stock in certain states because our common stock is no longer nationally traded, which could subject our stockholders to significant restrictions and costs.

Because our common stock is no longer eligible for trading on Nasdaq or on a national securities exchange, our common stock is subject to the securities laws of the various states and jurisdictions of the United States in addition to federal securities law. While we may register our common stock or qualify for exemptions for our common stock in one of more states, if we fail to do so the investors in those states where we have not taken such steps may not be allowed to purchase our stock or those who presently hold our stock may not be able to resell their shares without substantial effort and expense. These restrictions and potential costs could be significant burdens on our stockholders.

Item 5.	Other Information.

Employment Agreements

As disclosed on our Current Report on Form 8-k filed with the SEC on July 9, 2014, we assumed MabVax’s obligations pursuant to its employment agreements with each of J. David Hansen, Gregory P. Hanson and Wolfgang W. Scholz, Ph.D. in connection with the Merger. These agreements are further described below and attached as exhibits to this Quarterly Report on Form 10-Q.

J. David Hansen Employment Agreement

The Hansen Employment Agreement has an initial term of 3 years, with an option to renew or extend the terms if notice is provided by either Mr. Hansen or MabVax at least 60 days prior to the end of the term. Under the terms of his agreement, Mr. Hansen is currently entitled to receive a base salary of $315,660.29. Mr. Hansen is also entitled to an annual bonus, based on certain performance-based objectives established by the Compensation Committee of the Board.

The Hansen Employment Agreement may be terminated upon death, disability, and with or without Cause (as defined by the Hansen Employment Agreement) by MabVax, with Good Reason (as defined in the Hansen Employment Agreement), with or without Cause and upon a Change in Control (as defined in the Employment Agreement), by Mr. Hansen or at either party’s election not to renew the employment agreement. In the event the Hansen Employment Agreement is terminated as a result of Mr. Hansen’s death, Mr. Hansen’s authorized representative shall be entitled to receive all Accrued Obligations (as defined in the employment agreement), full acceleration of vesting of all issued and outstanding stock options, benefits for up to one year, any unpaid annual bonus amounts and a pro rata bonus payment. In the event the Hansen Employment Agreement is terminated by MabVax for Disability or without Cause, by Mr. Hansen for Good Reason, non-renewal by MabVax or in connection with a Change in Control, Mr. Hansen would be entitled to receive all Accrued Obligations, full acceleration of vesting of all issued and outstanding stock options, unpaid bonus amounts, benefits for up to one year or until Mr. Hansen obtains coverage through subsequent employment (whichever is earlier) and severance payments equal to Mr. Hansen’s annual base salary payable in 12 equal monthly installments. In the event the employment agreement is terminated by Telik for Cause, without Good Reason by Mr. Hansen, or the parties elect not to renew the agreement, Mr. Hansen will be entitled to payment of any base salary earned but unpaid through the date of termination and any other payment or benefit to which he is entitled under the applicable terms of any applicable company arrangement during the 30 day period following the termination of the Hansen Employment Agreement.

Gregory P. Hanson Employment Agreement

The Hanson Employment Agreement has an initial term of 3 years, with an option to renew or extend the terms if notice is provided by either Mr. Hanson or MabVax at least 60 days prior to the end of the term. Under the terms of his agreement, Mr. Hanson is currently entitled to receive a base salary of $215,000. Mr. Hanson is also entitled to an annual bonus, based on certain performance-based objectives established by MabVax’s Chief Executive Officer. In addition, MabVax previously granted Mr. Hanson options to purchase up to 70,000 shares of MabVax common stock at $2.25 per share (options to purchase up to 155,630 shares of Telik common stock at an exercise price of $1.012 per share pursuant to the Merger Agreement) under the terms of the MabVax 2014 Employee, Director and Consultant Equity Incentive Plan which was assumed by Telik pursuant to the Merger Agreement.

The Hanson Employment Agreement may be terminated upon death, disability, and with or without Cause (as defined by the Hansen Employment Agreement) by MabVax, with Good Reason (as defined in the Hanson Employment Agreement), with or without Cause and upon a Change in Control (as defined in the Employment Agreement), by Mr. Hanson or at either party’s election not to renew the employment agreement. In the event the Hanson Employment Agreement is terminated as a result of Mr. Hanson’s death, Mr. Hanson’s authorized representative shall be entitled to receive all Accrued Obligations (as defined in the employment agreement), full acceleration of vesting of all issued and outstanding stock options, benefits for up to 1 year, any unpaid annual bonus amounts and a pro rata bonus payment. In the event the Hanson Employment Agreement is terminated by MabVax for Disability or without Cause, by Mr. Hanson for Good Reason, non-renewal by MabVax or in connection with a Change in Control, Mr. Hanson would be entitled to receive all Accrued Obligations, full acceleration of vesting of all issued and outstanding stock options, unpaid bonus amounts, benefits for up to one year or until Mr. Hanson obtains coverage through subsequent employment (whichever is earlier) and severance payments equal to Mr. Hanson’s annual base salary payable in 12 equal monthly installments. In the event the employment agreement is terminated by Telik for Cause, without Good Reason by Mr. Hanson, or the parties elect not to renew the agreement, Mr. Hanson will be entitled to payment of any base salary earned but unpaid through the date of termination and any other payment or benefit to which he is entitled under the applicable terms of any applicable company arrangement during the 30 day period following the termination of the Hanson Employment Agreement.

Wolfgang W. Scholz Ph.D. Employment Agreement

The Scholz Employment Agreement has an initial term of 3 years, with an option to renew or extend the terms if notice is provided by either Dr. Scholz or MabVax at least 60 days prior to the end of the term. Under the terms of his agreement, Dr. Scholz is currently entitled to receive a base salary of $213,803. Dr. Scholz is also entitled to an annual bonus, based on certain performance-based objectives established by MabVax.

The Scholz Employment Agreement may be terminated upon death, disability, and with or without Cause (as defined by the Scholz Employment Agreement) by MabVax, with Good Reason (as defined in the Scholz Employment Agreement), with or without Cause and upon a Change in Control (as defined in the Employment Agreement), by Mr. Scholz or at either party’s election not to renew the employment agreement. In the event the Scholz Employment Agreement is terminated as a result of Dr. Scholz’s death, Dr. Scholz’s authorized representative shall be entitled to receive all Accrued Obligations (as defined in the employment agreement), full acceleration of vesting of all issued and outstanding stock options, benefits for up to 1 year, any unpaid annual bonus amounts and a pro rata bonus payment. In the event the Scholz Employment Agreement is terminated by MabVax for Disability or without Cause, by Dr. Scholz for Good Reason, non-renewal by MabVax or in connection with a Change in Control, Dr. Scholz would be entitled to receive all Accrued Obligations, full acceleration of vesting of all issued and outstanding stock options, unpaid bonus amounts, benefits for up to one year or until Dr. Scholz obtains coverage through subsequent employment (whichever is earlier) and severance payments equal to Dr. Scholz’s annual base salary payable in 12 equal monthly installments. In the event the employment agreement is terminated by Telik for Cause, without Good Reason by Dr. Scholz, or the parties elect not to renew the agreement, Dr. Scholz will be entitled to payment of any base salary earned but unpaid through the date of termination and any other payment or benefit to which he is entitled under the applicable terms of any applicable company arrangement during the 30 day period following the termination of the Scholz Employment Agreement.

MabVax Common Stock Financing

Prior to the Merger, on July 8, 2014, MabVax issued shares of MabVax common stock for aggregate proceeds of approximately $3,000,000 in a private placement pursuant to Section 4(a)(2) and Regulation D of the Securities Act with certain institutional investors, or the MabVax Private Placement, pursuant to a Securities Purchase Agreement, dated July 3, 2014, by and among MabVax and certain institutional investors, or the MabVax Purchase Agreement. Pursuant to the MabVax Purchase Agreement, MabVax agreed to issue the purchasers participating in the MabVax Private Placement prior to the closing of the Merger with Telik additional “anti-dilution” shares of MabVax common stock, for no additional consideration should MabVax sell shares of its common stock in the future at a price lower than $2.54 per share prior to the first to occur of (x) December 31, 2015 and (y) the date on which MabVax raised an aggregate of $10,000,000. The number of additional shares would be calculated on a weighted average based on the price per share of equity securities sold by MabVax following the initial closing of the MabVax Private Placement and in no event would a purchaser be issued a number of additional shares of MabVax common stock in excess of 33% of the number of shares initially purchased by such purchaser. These shares of MabVax common stock issued in the MabVax Private Placement were converted into shares of our common stock in connection with the Merger. We also assumed MabVax’s obligations with respect to the anti-dilution provisions in the Merger so that these provisions now apply to sales of our common stock. The full text of the MabVax Purchase Agreement for the MabVax Private Placement is attached as Exhibit 10.12 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits.

2.1	Agreement and Plan of Merger and Reorganization, dated May 12, 2014, between Telik, Tacoma Acquisition Corp., Inc. and MabVax. (1)

2.2	Amendment No. 1, dated as of June 30, 2014, by and between Telik and MabVax. (2)

2.3	Amendment No. 2, dated as of July 7, 2014, by and between Telik and MabVax. (3)

3.1	Amended and Restated Certificate of Incorporation. (4)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation. (5)

3.3	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock of Telik, Inc. (6)

3.4	Certificate of Designations, Preferences and Rights of Series A-1 Convertible Preferred Stock (7)

3.5	Amended and Restated Bylaws. (8)

4.1	Specimen Stock Certificate. (9)

4.2	Form of Common Stock Warrant and Warrant Certificate. (10)

4.3	Form of Common Stock Warrant (11)

4.4	Form of Warrant to Purchase Common Stock (12)

10.1	Securities Purchase Agreement, dated May 12, 2014, between Telik and the investors identified on the Schedule of Buyers therein. (13)

10.2	Registration Rights Agreement, dated as of February 12, 2014, between MabVax and the persons and entities identified on the signature pages thereto. (14)

10.3	Securities Purchase Agreement, dated as of February 12, 2014, between MabVax and the purchasers set forth on the signature pages thereto including that certain Amendment No. 1 to Securities Purchase Agreement, dated as of May 12, 2014, between MabVax and the persons and entities identified on the signature pages thereto. (15)

10.4	Separation Agreement and Release, dated May 12, 2014, between Michael M. Wick and Telik. (16)

10.5	Separation Agreement and Release, dated May 12, 2014, between William P. Kaplan and Telik. (17)

10.6	Separation Agreement and Release, dated May 12, 2014, between Steven R. Schow and Telik. (18)

10.7	Separation Agreement and Release, dated May 12, 2014, between Wendy K. Wee and Telik. (19)

10.8	Omnibus Amendment and Stockholder Consent, dated July 7, 2014, by and among Telik and the Purchasers. (20)

10.9	Employment Agreement, dated July 8, 2014, by and between MabVax and J. David Hansen.

10.10	Employment Agreement, dated July 8, 2014, by and between MabVax and Gregory P. Hanson.

10.11	Employment Agreement, dated July 8, 2014, by and between MabVax and Wolfgang W. Scholz, Ph.D.

10.12	Securities Purchase Agreement, dated July 8, 2014, by and between MabVax and certain institutional investors set forth therein.

10.13	Michael Wick Resignation Letter, dated July 7, 2014. (21)

10.14	Edward W. Cantrall Resignation Letter, dated July 7, 2014. (22)

10.15	Steven R. Goldring Resignation Letter, dated July 7, 2014. (23)

10.16	Richard B. Newman Resignation Letter, dated July 7, 2014. (24)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, as filed on May 12, 2014 (File No. 000-31265).
(2)	Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, as filed on July 1, 2014 (File No. 000-31265).
(3)	Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, as filed on July 9, 2014 (File No. 000-31265).
(4)	Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 2001, as filed on March 27, 2002 (File No. 000-31265).
(5)	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated March 28, 2012, as filed on March 30, 2012 (File No. 000-31265).
(6)	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, as filed on May 12, 2014 (File No. 000-31265).
(7)	Incorporated by reference to Exhibit A to Exhibit 2.1 to our Current Report on Form 8-K, as filed on July 9, 2014 (File No. 000-31265).
(8)	Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K dated December 11, 2007, as filed on December 14, 2007 (File No. 000-31265).
(9)	Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1A filed on July 3, 2000 (File No. 333-33868).
(10)	Incorporated by reference to Exhibit 4.8 to our Registration Statement on Form S-3, as filed on August 8, 2011 (File No. 333-176121).
(11)	Incorporated by reference to Exhibit B to Exhibit 2.1 to our Current Report on Form 8-K, as filed on July 9, 2014 (File No. 000-31265).
(12)	Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, as filed on July 9, 2014 (File No. 000-31265).
(13)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed on May 12, 2014 (File No. 000-31265).
(14)	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, as filed on May 12, 2014 (File No. 000-31265).
(15)	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, as filed on May 12, 2014 (File No. 000-31265).
(16)	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K, as filed on May 12, 2014 (File No. 000-31265).
(17)	Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K, as filed on May 12, 2014 (File No. 000-31265).
(18)	Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K, as filed on May 12, 2014 (File No. 000-31265).
(19)	Incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K, as filed on May 12, 2014 (File No. 000-31265).

(20)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed on July 9, 2014 (File No. 000-31265).
(21)	Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K, as filed on July 9, 2014 (File No. 000-31265).
(22)	Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K, as filed on July 9, 2014 (File No. 000-31265).
(23)	Incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K, as filed on July 9, 2014 (File No. 000-31265).
(24)	Incorporated by reference to Exhibit 99.4 to our Current Report on Form 8-K, as filed on July 9, 2014 (File No. 000-31265).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELIK, INC.

/s/ GREGORY P. HANSON
Gregory P. Hanson
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 8, 2014

EXHIBIT INDEX

2.1	Agreement and Plan of Merger and Reorganization, dated May 12, 2014, between Telik, Tacoma Acquisition Corp., Inc. and MabVax. (1)

2.2	Amendment No. 1, dated as of June 30, 2014, by and between Telik and MabVax. (2)

2.3	Amendment No. 2, dated as of July 7, 2014, by and between Telik and MabVax. (3)

3.1	Amended and Restated Certificate of Incorporation. (4)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation. (5)

3.3	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock of Telik, Inc. (6)

3.4	Certificate of Designations, Preferences and Rights of Series A-1 Convertible Preferred Stock (7)

3.5	Amended and Restated Bylaws. (8)

4.1	Specimen Stock Certificate. (9)

4.2	Form of Common Stock Warrant and Warrant Certificate. (10)

4.3	Form of Common Stock Warrant (11)

4.4	Form of Warrant to Purchase Common Stock (12)

10.1	Securities Purchase Agreement, dated May 12, 2014, between Telik and the investors identified on the Schedule of Buyers therein. (13)

10.2	Registration Rights Agreement, dated as of February 12, 2014, between MabVax and the persons and entities identified on the signature pages thereto. (14)

10.3	Securities Purchase Agreement, dated as of February 12, 2014, between MabVax and the purchasers set forth on the signature pages thereto including that certain Amendment No. 1 to Securities Purchase Agreement, dated as of May 12, 2014, between MabVax and the persons and entities identified on the signature pages thereto. (15)

10.4	Separation Agreement and Release, dated May 12, 2014, between Michael M. Wick and Telik. (16)

10.5	Separation Agreement and Release, dated May 12, 2014, between William P. Kaplan and Telik. (17)

10.6	Separation Agreement and Release, dated May 12, 2014, between Steven R. Schow and Telik. (18)

10.7	Separation Agreement and Release, dated May 12, 2014, between Wendy K. Wee and Telik. (19)

10.8	Omnibus Amendment and Stockholder Consent, dated July 7, 2014, by and among Telik and the Purchasers. (20)

10.9	Employment Agreement, dated July 8, 2014, by and between MabVax and J. David Hansen.

10.10	Employment Agreement, dated July 8, 2014, by and between MabVax and Gregory P. Hanson.

10.11	Employment Agreement, dated July 8, 2014, by and between MabVax and Wolfgang W. Scholz, Ph.D.

10.12	Securities Purchase Agreement, dated July 8, 2014, by and between MabVax and certain institutional investors set forth therein.

10.13	Michael Wick Resignation Letter, dated July 7, 2014. (21)

10.14	Edward W. Cantrall Resignation Letter, dated July 7, 2014. (22)

10.15	Steven R. Goldring Resignation Letter, dated July 7, 2014. (23)

10.16	Richard B. Newman Resignation Letter, dated July 7, 2014. (24)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, as filed on May 12, 2014 (File No. 000-31265).
(2)	Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, as filed on July 1, 2014 (File No. 000-31265).
(3)	Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, as filed on July 9, 2014 (File No. 000-31265).
(4)	Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 2001, as filed on March 27, 2002 (File No. 000-31265).
(5)	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated March 28, 2012, as filed on March 30, 2012 (File No. 000-31265).
(6)	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, as filed on May 12, 2014 (File No. 000-31265).
(7)	Incorporated by reference to Exhibit A to Exhibit 2.1 to our Current Report on Form 8-K, as filed on July 9, 2014 (File No. 000-31265).
(8)	Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K dated December 11, 2007, as filed on December 14, 2007 (File No. 000-31265).
(9)	Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1A filed on July 3, 2000 (File No. 333-33868).
(10)	Incorporated by reference to Exhibit 4.8 to our Registration Statement on Form S-3, as filed on August 8, 2011 (File No. 333-176121).
(11)	Incorporated by reference to Exhibit B to Exhibit 2.1 to our Current Report on Form 8-K, as filed on July 9, 2014 (File No. 000-31265).
(12)	Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, as filed on July 9, 2014 (File No. 000-31265).
(13)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed on May 12, 2014 (File No. 000-31265).
(14)	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, as filed on May 12, 2014 (File No. 000-31265).
(15)	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, as filed on May 12, 2014 (File No. 000-31265).
(16)	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K, as filed on May 12, 2014 (File No. 000-31265).
(17)	Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K, as filed on May 12, 2014 (File No. 000-31265).

(18)	Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K, as filed on May 12, 2014 (File No. 000-31265).
(19)	Incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K, as filed on May 12, 2014 (File No. 000-31265).
(20)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed on July 9, 2014 (File No. 000-31265).
(21)	Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K, as filed on July 9, 2014 (File No. 000-31265).
(22)	Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K, as filed on July 9, 2014 (File No. 000-31265).
(23)	Incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K, as filed on July 9, 2014 (File No. 000-31265).
(24)	Incorporated by reference to Exhibit 99.4 to our Current Report on Form 8-K, as filed on July 9, 2014 (File No. 000-31265).