Form 10-Q
period 2014-09-30
MABVAX THERAPEUTICS HOLDINGS, INC.
filed 2014-11-14
CIK 1109196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO                     .

COMMISSION FILE NUMBER: 0-31265

MABVAX THERAPEUTICS HOLDINGS, INC.

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

The number of shares of common stock outstanding as of November 14, 2014 was 2,183,032.

INDEX

		Page
PART I.	FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements (Unaudited)	3

	Condensed Consolidated Balance Sheets at September 30, 2014 and December 31, 2013	3

	Condensed Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2014 and 2013	4

	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock, Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Nine Months Ended September 30, 2014	5

	Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2014 and 2013	8

	Notes to Unaudited Condensed Consolidated Financial Statements	9

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4:	Controls and Procedures	33

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	34

Item 1A:	Risk Factors	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46

Item 3.	Defaults Upon Senior Securities	46

Item 4.	Mine Safety Disclosures	46

Item 5.	Other Information	46

Item 6:	Exhibits	46

SIGNATURES		51

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

MABVAX THERAPEUTICS HOLDINGS, INC.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2014	2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,452,556	$354,254
Receivable	26,963	—
Prepaid expenses	415,751	44,408
Other current assets	25,360	—

Total current assets	3,920,630	398,662
Property and equipment, net	54,710	24,487
Goodwill	6,157,681	—
Other	—	14,285

Total assets	$10,133,021	$437,434

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$666,585	$66,977
Accrued compensation	390,773	169,123
Accrued clinical operations and site costs	426,492	773,523
Related party liabilities	—	240,000
Other accrued expenses	1,019,710	24,963
Warrant Liability	341,301	—

Total current liabilities	2,844,861	1,274,586

Commitments and contingencies

Redeemable Preferred stock:
MabVax Series A redeemable convertible preferred stock, 956,240 shares authorized, 956,240 shares issued and outstanding as of December 31, 2013 with a liquidation preference of $8,013,996 as of December 31, 2013	—	5,787,906
MabVax Series B redeemable convertible preferred stock, 2,000,000 shares authorized, 891,485 shares issued and outstanding as of December 31, 2013 with a liquidation preference of $6,509,866 as of December 31, 2013	—	6,737,276
MabVax Therapeutics Holdings Series B redeemable convertible preferred stock, 1,250,000 shares authorized, issued and outstanding as of September 30, 2014 with a liquidation preference of $2,576,712 as of September 30, 2014	1,787,614	—

Total redeemable preferred stock	1,787,614	12,525,182

Stockholders’ equity (deficit):
Series A-1 convertible preferred stock, 2,763,000 shares authorized, 2,762,841 shares issued and outstanding as of September 30, 2014, with a liquidation preference of $4,803,006 as of September 30, 2014	6,891,572	—
Series C convertible preferred stock, 200,000 shares authorized, 118,970 shares issued and outstanding as of September 30, 2014 with no liquidation preference	1,190	—

Common stock, $0.01 par value; 150,000,000 shares authorized as of September 30, 2014, 1,868,914 and 230,503 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	18,689	2,305
Additional paid-in capital	21,466,110	607,913

Accumulated deficit	(22,877,015)	(13,972,552)

Total stockholders’ equity (deficit)	5,500,546	(13,362,334)

Total liabilities, redeemable preferred stock and stockholders’ equity (deficit)	$10,133,021	$437,434

See Accompanying Notes to Condensed Consolidated Financial Statements.

MABVAX THERAPEUTICS HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Grants	$62,492	$22,381	$219,832	$253,519
Other	10,000	—	10,000	—

Total revenues	72,492	22,381	229,832	253,519

Operating costs and expenses:
Research and development	1,070,574	1,012,256	2,401,090	2,317,165
General and administrative	2,511,201	352,927	4,437,371	1,101,377

Total operating costs and expenses	3,581,775	1,365,183	6,838,461	3,418,542

Loss from operations	(3,509,283)	(1,342,802)	(6,608,629)	(3,165,023)

Interest and other income (expense)	(27)	(515)	(291)	(1,305)
Change in fair value of warrant liability	226,584	—	226,584	—

Net loss	(3,282,726)	(1,343,317)	(6,382,336)	(3,166,328)
Deemed dividend on Series A-1 preferred stock	—	—	(2,214,911)	—
Accretion of preferred stock dividends	(213,452)	—	(307,216)	—

Net loss available to common stockholders	$(3,496,178)	$(1,343,317)	$(8,904,463)	$(3,166,328)

Basic and diluted net loss per share	$(2.14)	$(5.83)	$(12.15)	$(13.74)

Shares used to calculate basic and diluted net loss per share	1,631,932	230,503	732,962	230,503

See Accompanying Notes to Condensed Consolidated Financial Statements.

MABVAX THERAPEUTICS HOLDINGS, INC.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock, Convertible Preferred Stock and Stockholders’ Equity (Deficit)

For the Nine Months Ended September 30, 2014

(Unaudited)

	Redeemable Convertible Preferred Stock
	MabVax Series A		MabVax Series B		MabVax Series C-1		Series B		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2013	956,240	$5,787,906	891,485	$6,737,276	—	—	—	—	$12,525,182
Adjusted for Merger and Reverse Split, and change in par from $0.001 per share to $0.01 per share	—	—	—	—	—	—	—	—	—
Exercise of Series B warrant in January at $0.01 per share	—	—	194,281	1,942	—	—	—	—	1,942
Conversion of $240,000 in accounts payable into 44,466 shares of common stock in February	—	—	—	—	—	—	—	—	—
Issuance of MabVax Series C-1 preferred stock in February at $0.84 per share, net of issuance costs of $126,345	—	—	—	—	3,697,702	2,973,655	—	—	2,973,655
Deemed dividend related to beneficial conversion feature of MabVax Series C-1 preferred in February	—	—	—	—	—	2,214,911	—	—	2,214,911
Issuance of common stock at $9.32 per share, net of issuance costs of $148,021in June and July	—	—	—	—	—		—	—	—
Reclassification of Series A and Series B to equity in June	(956,240)	(5,787,906)	(1,085,766)	(6,739,218)	—	—	—	—	(12,527,124)
Conversion of Series A to common stock in July	—	—	—	—	—	—	—	—	—
Conversion of Series B to common stock in July	—	—	—	—	—	—	—	—	—
Accretion of redemption value for Series C-1 to July 8, 2014	—	—	—	—	—	99,200	—	—	99,200
Exercise of Series C-1 warrant on July 7, 2014	—	—	—	—	1,827,979	1,472,502	—	—	1,472,502
Accretion of redemption value for Series C-1 warrant to July 8, 2014	—	—	—	—	—	47,120	—	—	47,120
Conversion of Series C-1 into Series A-1 on July 8, 2014	—	—	—	—	(5,525,681)	(6,807,388)	—	—	(6,807,388)
Accretion of redemption value for Series A-1 from July 8 to Sept 30, 2014	—	—	—	—	—	—	—	—	—
Acquisition of Telik, Inc. at exchange ratio of 2.223284 shares of Telik for every share of MabVax, including 572,858 common and 1,250,000 Telik Series B outstanding in July	—	—	—	—	—	—	1,250,000	1,710,902	1,710,902
Accretion of redemption value Series B from May 12, 2014	—	—	—	—	—	—	—	76,712	76,712
Exchange of common stock for Series C on September 3, 2014	—	—	—	—	—	—	—	—	—
Elimination of fractional shares resulting from Reverse Split on September 8, 2014	—	—	—	—	—	—	—	—	—
Shares issued in connection with exercise of warrants on a cashless basis in September	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—

Balance, September 30, 2014	—	$—	—	$—	—	$—	1,250,000	$1,787,614	$1,787,614

See Accompanying Notes to Condensed Consolidated Financial Statements.

MABVAX THERAPEUTICS HOLDINGS, INC.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock, Convertible Preferred Stock and Stockholders’ Equity (Deficit)

For the Nine Months Ended September 30, 2014

(Unaudited)

Convertible Preferred Stock
	MabVax Series A		MabVax Series B		Series A-1		Series C
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2013	—	—	—	—	—	—	—	—
Adjusted for Merger and Reverse Split, and change in par from $0.001 per share to $0.01 per share
Exercise of Series B warrant in January at $0.01 per share	—	—	—	—	—	—	—	—
Conversion of $240,000 in accounts payable into 44,466 shares of common stock in February	—	—	—	—	—	—	—	—
Issuance of MabVax Series C-1 preferred stock in February at $0.84 per share, net of issuance costs of $126,345	—	—	—	—	—	—	—	—
Deemed dividend related to beneficial conversion feature of MabVax Series C-1 preferred in February	—	—	—	—	—	—	—	—
Issuance of common stock at $9.32 per share, net of issuance costs of $148,021 in June and July	—	—	—	—	—	—	—	—
Reclassification of Series A and Series B to equity in June	956,240	5,787,906	1,085,766	6,739,218	—	—	—	—
Conversion of Series A to common stock in July	(956,240)	(5,787,906)			—	—	—	—
Conversion of Series B to common stock in July			(1,085,766)	(6,739,218)	—	—	—	—
Accretion of redemption value for Series C-1 to July 8, 2014	—	—	—	—	—	—	—	—
Exercise of Series C-1 warrant on July 7, 2014	—	—	—	—	—	—	—	—
Accretion of redemption value for Series C-1 warrant to July 8, 2014	—	—	—	—	—	—	—	—
Conversion of Series C-1 into Series A-1 on July 8, 2014	—	—	—	—	2,762,841	6,807,388	—	—
Accretion of redemption value for Series A-1 from July 8 to Sept 30, 2014	—	—	—	—	—	84,184	—	—
Acquisition of Telik, Inc. at exchange ratio of 2.223284 shares of Telik for every share of MabVax, including 572,858 common and 1,250,000 Telik Series B outstanding in July	—	—	—	—	—	—	—	—
Accretion of redemption value Series B from May 12, 2014	—	—	—	—	—	—	—	—
Exchange of common stock for Series C on September 3, 2014	—	—	—	—	—	—	118,970	1,190
Elimination of fractional shares resulting from Reverse Split on September 8, 2014	—	—	—	—	—	—	—	—
Shares issued in connection with exercise of warrants on a cashless basis in September	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—

Balance, September 30, 2014	—	$—	—	$—	2,762,841	$6,891,572	118,970	$1,190

See Accompanying Notes to Condensed Consolidated Financial Statements.

MABVAX THERAPEUTICS HOLDINGS, INC.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock, Convertible Preferred Stock and Stockholders’ Equity (Deficit)

For the Nine Months Ended September 30, 2014

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

	Shares	Amount
Balance, December 31, 2013	230,503	$2,305	$607,913	$(13,972,552)	$(13,362,334)
Adjusted for Merger and Reverse Split, and change in par from $0.001 per share to $0.01 per share	—	—	—	—	—
Exercise of Series B warrant in January at $0.01 per share	—	—	—	—	—
Conversion of $240,000 in accounts payable into 44,466 shares of common stock in February	44,466	445	239,555	—	240,000
Issuance of MabVax Series C-1 preferred stock in February at $0.84 per share, net of issuance costs of $126,345	—	—	—	—	—
Deemed dividend related to beneficial conversion feature of MabVax Series C-1 preferred in February	—	—	—	(2,214,911)	(2,214,911)
Issuance of common stock at $9.32 per share, net of issuance costs of $148,021 in June and July	326,264	3,263	2,889,352	—	2,892,615
Reclassification of Series A and Series B to equity in June	—	—	—	—	12,527,124
Conversion of Series A to common stock in July	265,749	2,657	5,785,249	—	—
Conversion of Series B to common stock in July	301,746	3,017	6,736,201	—	—
Accretion of redemption value for Series C-1 to July 8, 2014	—	—	—	(99,200)	(99,200)
Exercise of Series C-1 warrant on July 7, 2014	—	—	—		—
Accretion of redemption value for Series C-1 warrant to July 8, 2014	—	—	—	(47,120)	(47,120)
Conversion of Series C-1 into Series A-1 on July 8, 2014	—	—	—	—	6,807,388
Accretion of redemption value for Series A-1 from July 8 to Sept 30, 2014	—	—	—	(84,184)	—
Acquisition of Telik, Inc. at exchange ratio of 2.223284 shares of Telik for every share of MabVax, including 572,858 common and 1,250,000 Telik Series B outstanding in July	572,858	5,729	4,699,997	—	4,705,726
Accretion of redemption value Series B from May 12, 2014	—	—	—	(76,712)	(76,712)
Exchange of common stock for Series C on September 3, 2014	(148,713)	(1,487)	297	—	—
Elimination of fractional shares resulting from Reverse Split on September 8, 2014	—	—	(293)	—	(293)
Shares issued in connection with exercise of warrants on a cashless basis in September	276,041	2,760	(2,760)	—	—
Stock-based compensation	—	—	510,599	—	510,599
Net loss	—	—	—	(6,382,336)	(6,382,336)

Balance, September 30, 2014	1,868,914	$18,689	$21,466,110	$(22,877,015)	$5,500,546

See Accompanying Notes to Condensed Consolidated Financial Statements.

MABVAX THERAPEUTICS HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2014	2013
Operating activities
Net loss	$(6,382,336)	$(3,166,328)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	8,521	27,524
Stock-based compensation	510,599	244,983
Change in fair value of warrants	(226,584)	—

Increase (decrease) in operating assets and liabilities excluding effects of the Merger:
Grants receivable	—	(21,516)
Other receivables	3,629	—
Prepaid expenses – clinical operations	—	237,679
Prepaid expenses and other	(200,070)	(15,925)
Accounts payable	599,608	306,615
Accrued clinical operations and site costs	(347,031)	87,014
Accrued compensation	39,699	(12,555)
Other accrued expenses	293,014	(12,988)

Net cash used in operating activities	(5,700,951)	(2,325,497)

Investing activities
Purchases of property and equipment	(38,744)	—
Proceeds from Acquisition of Telik, Inc.	1,497,283	—

Net cash provided by investing activities	1,458,539	—

Financing activities
Issuances of preferred stock, net of issuance costs	2,973,655	1,999,999
Proceeds from exercise of MabVax Series B warrant	1,942	—
Proceeds from exercise of MabVax Series C-1 warrants	1,472,502	—
Proceeds from issuance of common stock, net of issuance costs	2,892,615	—

Net cash provided by financing activities	7,340,714	1,999,999

Net change in cash and cash equivalents	3,098,302	(325,498)
Cash and cash equivalents at beginning of period	354,254	421,197

Cash and cash equivalents at end of period	$3,452,556	$95,699

Supplemental disclosures:
Deemed dividend on beneficial conversion feature for preferred stock	$2,214,911	$—

Goodwill on acquisition of Telik, Inc.	$6,157,681	$—

Accretion of redemption value for Series C-1 and B preferred stock	$307,216	$—

Issuance of common stock for accounts payable	$240,000	$—

Conversion of Series A and Series B redeemable preferred stock into common stock	$12,527,124	$—

Conversion of Series C-1 redeemable preferred stock into Series A-1 preferred stock	$6,807,388	$—

Change in fair value of warrant liability in connection with issuance of warrants with Series B preferred stock	$226,584	$—

Warrants to purchase common stock were exercised on a cashless basis to purchase 276,041 shares of common stock. See Note 7.	$2,760	$—

Exchange of common stock for Series C preferred stock	$1,190	$—

See Accompanying Notes to Condensed Consolidated Financial Statements.

MABVAX THERAPEUTICS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation

MabVax Therapeutics Holdings, Inc. (f.k.a. Telik, Inc. and referred to herein as “MabVax Therapeutics Holdings” or the “Company”) (OTCQB: MBVX) was incorporated in the state of Delaware on October 20, 1988. On July 8, 2014, Tacoma Acquisition Corp., a Delaware corporation and wholly owned subsidiary of MabVax Therapeutics Holdings (“Tacoma Corp.”) merged with MabVax Therapeutics, Inc., a Delaware corporation (“MabVax Therapeutics”) pursuant to an Agreement and Plan of Merger, dated May 12, 2014, by and among MabVax Therapeutics Holdings, Tacoma Corp. and MabVax Therapeutics, as amended by that certain Amendment No. 1 to the Merger Agreement, dated June 30, 2014, by and among the parties thereto and by that certain Amendment No. 2 to the Merger Agreement, dated July 7, 2014, by and among the parties thereto (such agreement as amended, the “Merger Agreement”; such merger, the “Merger”). Unless the context otherwise requires, references to “we,” “our,” “us,” or the “Company” in this Quarterly Report mean MabVax Therapeutics Holdings on a condensed consolidated financial statement basis with our wholly-owned subsidiary following the Merger, MabVax Therapeutics, as applicable. On October 9, 2014 FINRA approved our stock symbol change request and the Company began trading under the symbol MBVX (OTCQB: MBVX) on October 10, 2014.

The balance sheet data at December 31, 2013, has been derived from audited financial statements at that date. It does not include, however, all of the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. Par value and additional paid-in capital for December 31, 2013 has been restated to reflect the par value for shares post-merger and the September 8, 2014 8-for-1 Reverse Split (as defined below).

We are a clinical stage biopharmaceutical company engaged in the discovery, development and commercialization of proprietary human monoclonal antibody products and vaccines for the treatment of a variety of cancers. We have discovered a pipeline of human monoclonal antibody products based on the protective immune responses generated by patients who have been immunized against targeted cancers. Therapeutic vaccines under development were discovered at Memorial Sloan Kettering Cancer Center (“MSKCC”), and are exclusively licensed to MabVax Therapeutics. We operate in only one business segment.

We are continuing to evaluate the technology and development programs that were under way at MabVax Therapeutics Holdings prior to the Merger and plan to continue developing MabVax Therapeutics’ pre-Merger pipeline. We currently expect that we will cease patent applications and patent prosecutions for the Telintra development program in place at MabVax Therapeutics Holdings prior to the Merger.

We have incurred net losses since inception and expect to incur substantial losses for the foreseeable future as the Company continues research and development activities. To date, we have funded operations primarily through government grants, the sale of preferred stock, equity securities, non-equity payments from collaborators and interest income. The process of developing the Company’s products will require significant additional research and development, preclinical testing and clinical trials, as well as regulatory approval. We expect these activities, together with general and administrative expenses, to result in substantial operating losses for the foreseeable future. We will not receive revenue unless the Company or its collaborative partners complete clinical trials, obtain regulatory approval and successfully commercialize one or more products; or the Company licenses its technology after achieving one or more milestones of interest to a potential partner.

The accompanying unaudited condensed consolidated financial statements were prepared using GAAP for interim financial information and the instructions to Regulation S-X. Accordingly, these financial statements do not include all information or notes required by GAAP for annual financial statements and should be read in conjunction with the Audited Financial Statements of MabVax Therapeutics for the period from May 5, 2006 (inception) through December 31, 2013, filed with our Definitive Proxy Statement on Form DEFM14A on June 3, 2014.

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period. Management believes that these estimates are reasonable; however, actual results may differ from these estimates.

Recent Accounting Pronouncements

The Company has historically reported as a development stage Company. In the period ended June 30, 2014, the Company elected to early adopt FASB Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements.” The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

MABVAX THERAPEUTICS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606). ASU No. 2014-09 supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific revenue recognition guidance throughout the Industry Topics of the Accounting Standards Codification. Additionally, this update supersedes some cost guidance included in Subtopic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts.” The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It is effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption is not permitted. Entities may choose from two adoption methods, with certain practical expedients. We are currently reviewing this standard to assess the impact on the Company’s future financial statements and evaluating the available adoption methods.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation—Stock Compensation” (Topic 718): “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period,” which requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. ASU No. 2014-12 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, although early adoption is permitted. We are currently reviewing this standard to assess the impact on the Company’s future financial statements.

In August 2014, the FASB issued ASU No. 2014-15, (“ASU 2014-15”), “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern”. ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. Management is currently evaluating the impact of the adoption of the updated standard on the financial statements and disclosures.

2. Reverse Stock Split, Name Change and Increase in Authorized Shares

On September 8, 2014, MabVax Therapeutics Holdings filed an amended and restated certificate of incorporation to increase the authorized number of shares of our common stock to a new total of 150,000,000 shares, increase the number of shares of our preferred stock to a new total of 15,000,000 shares, and change the name of the Company from “Telik, Inc.” to “MabVax Therapeutics Holdings, Inc.” The amendment and restatement of the certificate of incorporation effectuating the name change and above authorized share increases were approved by our stockholders at the special stockholder meeting on September 8, 2014 and by our Board of Directors at a meeting of the Board held on September 8, 2014.

On September 8, 2014, following the filing of the amended and restated certificate disclosed above, MabVax Therapeutics Holdings filed a certificate of amendment to the amended and restated certificate of incorporation to effect an 8-for-1 reverse stock split on common stock (the “Reverse Split”), effective as of 4:01 p.m. Eastern Time (the “Effective Time”) on September 8, 2014 (the “Effective Date”). The Reverse Split was approved by our stockholders at the special stockholder meeting held on September 8, 2014 and by the Board of Directors at a meeting of the Board held on September 8, 2014.

On the Effective Date, immediately and without further action by our stockholders, every 8 shares of our common stock, issued and outstanding immediately prior to the Effective Time were automatically converted into 1 share of our common stock. As a result of the Reverse Split and calculated as of the Record Date, the number of outstanding shares of our common stock was reduced from 13,932,937 to approximately 1,741,617, excluding outstanding and unexercised share options and warrants and subject to adjustment for fractional shares. No fractional shares were issued as a result of the Reverse Split and, in lieu of these fractional shares, any holder of less than 1 share of our common stock was entitled to receive cash for such holder’s fractional share equal to the product of such fraction multiplied by the average of the last reported bid and ask prices of our common stock at 4:00 p.m., Eastern time, end of regular trading hours on OTCQB marketplace, during the 10 consecutive trading days ending on the last trading day prior to the Effective Date. Further, any options, warrants and contractual rights outstanding as of the Effective Date that were subject to adjustment were adjusted in accordance with their terms. These adjustments included, without limitation, changes to the number of shares of our common stock that may be obtained upon exercise or conversion of these securities, and changes to the applicable exercise or purchase price of such securities.

Shares of our common stock began to trade on the OTCQB marketplace on a post-split basis under the name MabVax Therapeutics Holdings, Inc. on September 10, 2014 under the new CUSIP number 55414P108. MabVax Therapeutics Holdings retained the same CUSIP number when its common stock begin trading on the OTCQB marketplace under the trading symbol MBVX on October 10, 2014.

MABVAX THERAPEUTICS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

All prior periods in these financial statements have been adjusted to reflect the effects of the Merger and the Reverse Split, unless otherwise indicated.

3. Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $6,382,336, net cash used in operations of $5,700,951 and net cash provided by investing activities of $1,458,539, for the nine months ended September 30, 2014. As of September 30, 2014, the Company had $3,452,556 in cash and cash equivalents and an accumulated deficit of $22,877,015.

From February 13, 2014 through July 7, 2014, MabVax Therapeutics Holdings completed a series of financing transactions totaling approximately $7.3 million net of approximately $300,000 in issuance costs, through the sale of MabVax Therapeutics Holdings preferred stock, MabVax Therapeutics Holdings common stock and exercise of MabVax Therapeutics Holdings warrants.

The Company anticipates that it will continue to incur net losses into the foreseeable future as it: (i) continues to identify and advance a number of potential drug candidates into clinical and preclinical development activities, (ii) initiates manufacturing of its lead antibody candidate 5B1 and continues to fund its operations, and (iii) expands its corporate infrastructure, including the costs associated with being a public company. Without additional funding, management believes that the Company will not have sufficient funds to meet its obligations beyond June 2015, unless the Company is able to raise additional capital. These conditions give rise to substantial doubt as to the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company plans to continue to fund its losses from operations and capital funding needs through equity or debt financings, strategic collaborations, licensing arrangements, asset sales, government grants or other arrangements. However, the Company cannot be sure that such additional funds will be available on reasonable terms, or at all. If the Company is unable to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. In addition, if the Company does not meet its payment obligations to third parties as they come due, it may be subject to litigation claims. Even if the Company is successful in defending against these claims, litigation could result in substantial costs and be a distraction to management. Any of these actions could materially harm the Company’s business, results of operations, and future prospects.

If the Company raises additional funds by issuing equity securities, substantial dilution to existing stockholders would result. If the Company raises additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict the Company’s ability to operate its business.

4. Cash and cash equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company minimizes its credit risk associated with cash and cash equivalents by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed Federally insured limits. The Company has not experienced any losses on such accounts.

5. Fair value of financial instruments

The Company’s financial instruments consist of cash and cash equivalents, other receivable, prepaid expenses and other current assets, accounts payable, warrant liability, and related party payables, all of which are generally considered to be representative of their respective fair values because of the short-term nature of those instruments.

6. Merger with MabVax Therapeutics, Inc.

On May 12, 2014, the Company entered into the Merger Agreement. Upon the terms and subject to the satisfaction of the conditions described in the Merger Agreement, Tacoma Corp. was merged with and into MabVax Therapeutics on July 8, 2014, with MabVax Therapeutics surviving the Merger as a wholly-owned subsidiary of MabVax Therapeutics Holdings. The Merger is intended to qualify as a tax-free reorganization for U.S. Federal income tax purposes.

MABVAX THERAPEUTICS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

On July 7, 2014, the stockholders of MabVax Therapeutics Holdings approved the Merger, and the Merger closed and became effective on July 8, 2014. At the effective date of the Merger: (a) all shares of MabVax Therapeutics Series A preferred stock and all shares of MabVax Therapeutics Series B preferred stock were automatically converted into shares of MabVax Therapeutics Holdings common stock, (b) all outstanding shares of MabVax Therapeutics common stock were converted into and exchanged for shares of MabVax Therapeutics Holdings common stock at an exchange rate calculated in accordance with the methodology set forth in the Merger Agreement, which resulted in 2.223284 shares of MabVax Therapeutics Holdings common stock for every share of MabVax Therapeutics common stock, (c) all outstanding shares of MabVax Therapeutics Series C-1 preferred stock were converted into and exchanged for shares of MabVax Therapeutics Holdings Series A-1 preferred stock at a rate of two shares of MabVax Therapeutics Series C-1 per each share of MabVax Therapeutics Holdings Series A-1 preferred stock, (d) each outstanding MabVax Therapeutics option and warrant to purchase MabVax Therapeutics common stock became options and warrants to purchase shares of MabVax Therapeutics Holdings common stock (and the number of such shares and exercise price was adjusted as calculated in accordance with the methodology set forth in the Merger Agreement), and (e) each outstanding MabVax Therapeutics warrant to purchase MabVax Therapeutics preferred stock was cancelled for no consideration.

As a result of the consummation of the Merger, as of the closing date, the former stockholders, option holders and warrant holders of MabVax Therapeutics were issued, based on the methodology set forth in the Merger Agreement (which excluded certain out of the money convertible securities and calculated others on a net-exercise or cashless basis under the terms of the convertible securities), approximately 85% of the outstanding shares of MabVax Therapeutics Holdings common stock on a fully diluted basis and the stockholders, option holders and warrant holders of MabVax Therapeutics Holdings prior to the Merger owned approximately 15% of the outstanding shares of MabVax Therapeutics Holdings common stock on a fully diluted basis (such percentages calculated based on the methodology set forth in the Merger Agreement). As a result of the Merger, a change of control of MabVax Therapeutics Holdings occurred.

For accounting purposes, the Merger is treated as a “reverse acquisition” and MabVax Therapeutics is considered the acquirer. As a result, the historical financial statements of MabVax Therapeutics constitute the historical financial statements of the merged companies. The transaction is considered a business combination as MabVax Therapeutics Holdings is considered an operating entity. For accounting purposes, MabVax Therapeutics is treated as the continuing reporting entity.

The issuance of shares of our common stock and preferred stock in the Merger was approved by our stockholders in the annual stockholder meeting held on July 7, 2014. Amendments to our amended and restated certificate of incorporation related to an increase in the authorized number of shares of our common stock and preferred stock and a proposed reverse stock split to maintain Nasdaq listing maintenance standards and other transactions contemplated by the Merger Agreement were not approved at this meeting. As a result of our not getting stockholder approval of a proposed reverse stock split at the July 7, 2014 annual stockholders’ meeting, we are seeking additional time through the Nasdaq Exchange’s appeals process to meet all of the listing requirements for the Nasdaq Exchange. In the meantime, shares of our common stock currently trade on the OTCQB market under the stock symbol MBVX. There is no impact on accounting as a result of not getting stockholder approval on all matters presented at the July 7, 2014 annual meeting.

Preliminary Purchase Price Allocation. The purchase price is based upon the fair value of MabVax Therapeutics Holdings (f.k.a. Telik, Inc.) common stock outstanding of 572,887 shares as of July 8, 2014, multiplied by the stock closing price at July 8, 2014 of $11.20, or approximately $6,416,000. The consideration transferred is based on the market price of MabVax Therapeutics Holdings since management has determined that this was the most reliable measure of fair value, taking into consideration a valuation we received for financial reporting purposes as outlined under the Financial Accounting Standards Board Accounting Standards Codification Topic 805: Business Combination in connection with the Merger.

MABVAX THERAPEUTICS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The total estimated purchase price of the acquisition as of July 8, 2014 is as follows:

Purchase Consideration:

(In thousands)
Purchase Consideration	$6,416
Telik Assets	(1,710)
Telik Liabilities	1,452

Goodwill	$6,158

7. Convertible Preferred Stock, Common Stock and Warrants

Series C-1 preferred stock purchase agreement

On February 12, 2014, MabVax Therapeutics entered into a Securities Purchase Agreement (the “MabVax Therapeutics Securities Purchase Agreement”) and issued 3,697,702 shares of MabVax Therapeutics Series C-1 preferred stock, warrants to purchase 2,055,260 shares of MabVax Therapeutics common stock at $3.62 a share (the “MabVax Therapeutics Series C Common Warrants”) and warrants to purchase 1,848,851 shares of MabVax Therapeutics Series C-1 preferred stock at $0.84 a share (the “MabVax Therapeutics Series C Preferred Warrants”), respectively, for aggregate gross proceeds of $3,100,000, less issuance costs of $126,345 (the “MabVax Therapeutics Series C-1 Financing”). The MabVax Therapeutics Series C Common Warrants and Preferred Warrants were exercisable immediately. The MabVax Series C Common Warrants would have expired on February 13, 2022, and the MabVax Therapeutics Series C Preferred Warrants would have expired upon registration of the shares of MabVax Therapeutics common stock (or a successor entity) under the Securities Act. Because the warrants are immediately convertible at the option of the holder, MabVax Therapeutics recorded a deemed dividend of $2,214,911 from the beneficial conversion feature associated with the issuance of the MabVax Series C-1 preferred stock and the MabVax Therapeutics Series C Common Stock Warrants and the MabVax Therapeutics Series C Preferred Stock Warrants.

In connection with the MabVax Therapeutics Series C-1 Financing, MabVax Therapeutics agreed to use its reasonable best efforts to raise at least an additional $3,000,000 through the sale and issuance of shares of MabVax Therapeutics common stock initially intended to be at $15.08 per share (the “Subsequent Capital Raise”). Substantially all of the investors in the MabVax Therapeutics Series C-1 Financing executed a financing commitment letter (such letters, the “Financing Commitment Letters”) to purchase a pro rata number of shares of MabVax Therapeutics common stock at the purchase price of $15.08 per share, representing in the aggregate at least $750,000, subject to certain terms and conditions, including a condition that MabVax Therapeutics raise at least $3,000,000 from new investors in the Subsequent Capital Raise. In addition, each such commitment letter provided that, in the event that less than $3,000,000

MABVAX THERAPEUTICS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

were raised from new investors in the Subsequent Capital Raise and subject to certain terms and conditions, each investor party to such letter was required to purchase shares of MabVax Therapeutics preferred stock to be designated as MabVax Therapeutics Series C-2 convertible preferred stock at $15.08 per share and in the aggregate amount of up to $3,000,000 (the “Backstop Capital Raise”).

On May 12, 2014, MabVax Therapeutics and certain investors amended the MabVax Therapeutics Securities Purchase Agreement to, among other things, (i) lower the price per share of the Subsequent Capital Raise from $15.08 to approximately $9.93 per share, and (ii) provide that the price per share payable by investors as set forth in the Financing Commitment Letters would henceforth be the lower of (A) $15.08 a share and (B) the lowest price paid in the Subsequent Capital Raise. The price per share of the Backstop Capital Raise was not changed as a result of the amendment. On July 7, 2014, prior to the Merger, MabVax Therapeutics raised over $3.0 million from the sale of common stock and the Backstop Capital Raise was no longer in effect.

The MabVax Therapeutics Series C-1 preferred stock allowed the holders to require that MabVax Therapeutics redeem their shares of MabVax Therapeutics Series C-1 preferred stock, including any accrued but unpaid dividends, upon the occurrence of any of the following events (each, a “Triggering Event”): (i) the suspension of trading of common stock following registration of such shares, (ii) the failure to issue shares of MabVax Therapeutics common stock upon conversion of any MabVax Therapeutics Series C-1 preferred stock, (iii) the failure to authorize sufficient shares of MabVax Therapeutics common stock to permit the conversion of all outstanding shares of MabVax Therapeutics Series C-1 preferred stock and exercise of all MabVax Therapeutics Series C Common Warrants and MabVax Therapeutics Series C Warrants, (iv) failure to make certain required payments to the holders in excess of $25,000, (v) a default on indebtedness in the aggregate amount of $100,000, (vi) bankruptcy events, (vii) judgments requiring payments in excess of $100,000, (viii) consummation of a change of control with an entity which did not have a class of securities registered for trading, (ix) failure of MabVax Therapeutics to initiate the process of becoming publicly traded (either through a merger into a public company or the filing of a registration statement) within 4 months of the closing of the MabVax Therapeutics Series C-1 Financing, (x) failure to complete such merger within one year or such registration within 4 months of the closing of the MabVax Therapeutics Series C-1 Financing, (xi) issuance of common stock in violation of certain restrictions relating to employee equity, (xii) issuance of debt in violation of any agreement relating to the MabVax Therapeutics Series C-1 Financing, (xiii) failure to convert MabVax Therapeutics Series A preferred stock or MabVax Therapeutics Series B preferred stock on or prior to the date shares of MabVax Therapeutics common stock became publicly tradable, (xiv) any deviation of 20% or more from the annual budget approved by such holders, (xv) any deviation of 5% or more with respect to auditing and investors’ relations expenses, (xvi) failure to deliver the 2013 audited financials within 45 days of the closing of the MabVax Therapeutics Series C-1 Financing, (xvii) any deviation of any line item of the 2013 audited financials from those set forth in the 2013 unaudited financials delivered in connection with the MabVax Therapeutics Series C-1 Financing or (xviii) a breach of any representation, warranty, covenant or other term or condition of any agreement relating to the MabVax Therapeutics Series C-1 Financing. Certain Triggering Events had occurred as of May 9, 2014, but were subsequently waived by the holders of the MabVax Therapeutics Series C-1 preferred stock.

On July 8, 2014, the date of the Merger, all MabVax Therapeutics Series C-1 preferred stock was converted into shares of MabVax Therapeutics Holdings Series A-1 preferred stock, and the Triggering Events were removed. Because of the removal of the Triggering Events as of the Merger date, the MabVax Therapeutics Holdings Series A-1 convertible preferred stock is presented on the balance sheet as permanent equity as of September 30, 2014.

Conversion

After giving effect to the Merger and Reverse Split, the holders of our Series A-1 preferred stock may at any time voluntarily convert each share into a number of fully paid shares of our common stock determined by dividing the liquidation preference (described below) by the initial conversion price of $1.6767 per share. Conversion is subject to (a) proportional adjustment for certain dilutive issuances, splits, combinations and other recapitalizations or reorganizations and (b) a full ratchet anti-dilution adjustment upon issuance of shares of common stock (or securities convertible into shares of common stock) at a price per share (or with a conversion or exercise price per share) less than the applicable conversion price, and subject to customary carve outs and exclusions.

Under the terms described for a mandatory conversion, all outstanding shares of our Series A-1 preferred stock shall be automatically converted into shares of our common stock upon the affirmative election of the holders of a majority of the issued and outstanding shares of our Series A-1 preferred stock. In the event that the Company does not issue the shares of its common stock upon conversion of any shares of its Series A-1 preferred stock, certain penalties, which may be paid in the form of cash or additional shares of its common stock, will accrue. The number of shares of our common stock issuable upon conversion of our Series A-1 preferred stock held by any particular holder, together

MABVAX THERAPEUTICS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

with all affiliates of such holder, is capped at 4.99% of the issued and outstanding shares of common stock of the Company. Any shares in excess of such amount will be held in abeyance until such time as the issuance of such shares of common stock would not put such holder, together will all affiliates of such holder, above 4.99%. An individual holder may elect to increase this limit to up to 9.99% effective 61 days after providing notice to the Company.

Dividends

The Company’s Series A-1 stockholders are entitled to cumulative dividends on each share held at a rate of 8% per annum on the Stated Value (as defined in the Series A-1 certificate of designations) from and after the first date of issuance of any Series A-1 whether or not declared by the Board and whether or not there are funds legally available for the payment of dividends and these securities are potentially redeemable. Such dividends are in preference to and prior to any payment of any dividend on shares of our Series B preferred stock, our Series C preferred stock or our common stock. If any dividend is declared and paid on any shares of our common stock, Series B preferred stock or Series C preferred stock, a dividend shall be declared and paid on shares of our Series A-1 preferred stock on an “as converted” basis. The Company immediately recognizes the changes in the redemption value as they occur and the carrying value of the security is adjusted to equal what the redemption amount would be as if redemption were to occur at the end of the reporting date based on the conditions that exist as of that date. The value adjustment made to the redemption value for the nine months ended September 30, 2014 was an increase of $307,216.

Liquidation preference

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, our Series A-1 preferred stockholders shall be paid an amount equal to $1.6767 per share, plus all accrued dividends, as adjusted to reflect any stock splits, stock dividends or other recapitalization. In addition, after setting apart or paying in full the Series A-1 preferred stock, and Series B preferred stock liquidation preference, any remaining assets of the Company available for distribution to stockholders, if any, shall be distributed to all stockholders of the Company with holders of our preferred stock participating on an as converted basis without actually converting their preferred stock into common stock.

In the event that upon liquidation or dissolution, the assets and funds of the Company are insufficient to permit the payment to its preferred stockholders of the full preferential amounts, then the entire assets and funds of the Company legally available for distribution are to be distributed ratably first to the holders of shares of our Series A-1 preferred stock, second to holders of our Series B preferred stock and third on a pro rata basis to all stockholders of the Company on an as-converted basis.

Voting rights

Each holder of our Series A-1 preferred stock is entitled to the number of votes equal to the number of shares of our common stock into which such holder’s shares are convertible. In addition, the consent of the Required Holders (as defined in the Series A-1 preferred stock certificate of designations) is required in certain circumstances.

Exercise of MabVax Therapeutics Series C Preferred Warrants

On July 7, 2014, MabVax Therapeutics received $1.5 million in exchange for the exercise by holders of the MabVax Therapeutics Series C Preferred warrants to purchase 1,827,979 shares of MabVax Therapeutics Series C-1 preferred stock.

MabVax Therapeutics Series A and MabVax Therapeutics Series B preferred stock (Pre-Merger MabVax Therapeutics Issuances)

As of December 31, 2013, the holders of shares of MabVax Therapeutics Series A preferred stock and MabVax Therapeutics Series B preferred stock were entitled to cumulative cash dividends of 8% per annum, when and if declared by the MabVax Therapeutics Board of Directors. Such dividends would have been in preference to and prior to any payment of any dividend on shares of MabVax Therapeutics common stock. Cumulative preferred stock dividends, when and if declared, for the MabVax Therapeutics Series A preferred stock totaled approximately $2,115,000 and the MabVax Therapeutics Series B preferred stock totaled approximately $431,000, as of December 31, 2013, and were reduced to zero in February 2014 as a result of the MabVax Therapeutics Series C-1 Preferred Stock Financing.

In January 2014, holders of warrants to purchase shares of MabVax Therapeutics Series B preferred stock exercised their rights to purchase 194,281 shares of MabVax Therapeutics Series B preferred stock for proceeds of approximately $2,000.

MABVAX THERAPEUTICS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

In February 2014, the holders of MabVax Therapeutics Series A preferred stock and MabVax Therapeutics Series B preferred stock waived any rights to all prior accrued dividends they may have had a right to receive and amended the MabVax Therapeutics certificate of incorporation to eliminate their right to accrue dividends in the future as an inducement to buyers in the MabVax Therapeutics Series C-1 Preferred Stock Financing. The effect of this change reduced the liquidation preference for the MabVax Therapeutics Series A preferred stock by $2,114,818 and the MabVax Therapeutics Series B preferred stock by $430,944.

No dividends were ever declared by the MabVax Therapeutics Board of Directors since MabVax Therapeutics’ inception on either of the MabVax Therapeutics Series A preferred stock or the MabVax Therapeutics Series B preferred stock.

Removal of Redemption Rights – As of December 31, 2013, the holders of a majority interest of the MabVax Therapeutics Series A preferred stock and MabVax Therapeutics Series B preferred stock held a right to redeem (the “MabVax Therapeutics Redemption Right”), at any time on or after the fifth anniversary of the issuance date, upon request of at least 60% of the holders thereof, all of their preferred stock at a redemption price of $6.17 and $6.82 per share of MabVax Therapeutics Series A preferred stock and MabVax Therapeutics Series B preferred stock, respectively, exclusive of dividends. Due to these terms, MabVax Therapeutics classified all of the MabVax Therapeutics preferred stock as mezzanine equity (outside of permanent equity) as of December 31, 2013. In March 2014, the majority of holders or more than 60% of the MabVax Therapeutics Series A preferred stock and MabVax Therapeutics Series B preferred stock agreed by letter commitment to MabVax Therapeutics to relinquish the MabVax Therapeutics Redemption Right, and MabVax Therapeutics reclassified the presentation on the condensed consolidated balance sheets as permanent equity following the agreement.

Liquidation preference – As of December 31, 2013, in the event of any voluntary or involuntary liquidation, dissolution or winding up of MabVax Therapeutics, the MabVax Therapeutics Series A preferred stockholders and MabVax Therapeutics Series B preferred stockholders were entitled to be paid an amount equal to $6.17 and $6.82 per share, respectively, plus all declared and unpaid dividends, as adjusted to reflect any stock splits, stock dividends or other recapitalization. In addition, after setting apart or paying in full the MabVax Therapeutics Series A preferred stock and MabVax Therapeutics Series B preferred stock liquidation preference, any remaining assets of MabVax Therapeutics available for distribution to its stockholders would have been distributed to all stockholders of MabVax Therapeutics with holders of MabVax Therapeutics preferred stock participating on an as converted basis without actually converting their MabVax Therapeutics preferred stock into shares of MabVax Therapeutics common stock. In the event that upon liquidation or dissolution, the assets and funds of MabVax Therapeutics would have been insufficient to permit the payment to MabVax Therapeutics preferred stockholders of the full preferential amounts, then the entire assets and funds of MabVax Therapeutics legally available for distribution were to be distributed ratably first to the holders of MabVax Therapeutics Series B preferred stock, second to the holders of MabVax Therapeutics Series A preferred stock and third on a pro rata basis to all stockholders of MabVax Therapeutics on an as-converted basis.

MabVax Therapeutics Holdings Series B Preferred Stock

On May 12, 2014 (the “Closing Date”), MabVax Therapeutics Holdings entered into a securities purchase agreement (the “Series B Purchase Agreement”) with certain purchasers the “Purchasers” pursuant to which MabVax Therapeutics Holdings agreed to issue and sell to the Purchasers, subject to customary closing conditions, an aggregate of 1,250,000 shares of MabVax Therapeutics Series B preferred stock and warrants (the “Series B Common Warrants”) to purchase up to an additional 78,125 shares of MabVax Therapeutics Holdings common stock, with an aggregate purchase price of $2,500,000, or $2.00 for each share of our Series B preferred stock and related Series B Common Warrant (such transaction collectively, the “Series B Private Placement”). The closing of the Series B Private Placement took place on the Closing Date.

On May 8, 2014, MabVax Therapeutics Holdings filed a certificate of designation for the MabVax Therapeutics Holdings Series B preferred stock with the Secretary of State of the State of Delaware. The certificate of designations authorized 1,250,000 shares of Series B preferred stock. Holders of MabVax Therapeutics Series B preferred stock (the “Holders”) are entitled to cumulative dividends on each share held at a rate of 8% per annum on the Stated Value (as defined in the certificate of designations). Upon a liquidation event, the Holders are entitled to a liquidation preference per share, prior to any distribution of the Company’s assets to the holders of its common stock, in an amount equal to the Stated Value plus accrued and unpaid dividends. After payment to the Holders of the full preferential amount, the Holders will, on a pari passu basis with the holders of the Company’s common stock, participate in the distribution of any remaining assets of the Company, subject to certain limitations. Each Holder may elect to convert

MABVAX THERAPEUTICS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

their Series B preferred stock into shares of the Company’s common stock at the applicable conversion rate in effect at the time of such conversion. However, the Company shall not effect conversion of the Series B preferred stock to the extent such conversion would result in the beneficial owner acquiring beneficial ownership of more than 4.99% of the Company’s outstanding common stock post-conversion, including any shares of its common stock issuable upon exercise or conversion of other convertible securities held by such beneficial owner. The Company obtained stockholder approval for the securities being issued in the Series B Private Placement at the annual stockholder meeting held on July 7, 2014. The conversion rate is subject to full ratchet anti-dilution protection upon certain dilutive issuances of our common stock or convertible securities of the Company. Such conversion price will be subject to adjustment from and after the earlier of: (i) the date that some or all of the Registerable Securities (as defined below) have become registered pursuant to an effective registration statement and (ii) six months after the Closing Date at which time the conversion price of the Series B preferred stock shall equal the lower of (a) the initial conversion price and (b) 90% of the average of the 10 lowest weighted average prices of the Company’s common stock during the 20 trading days immediately preceding applicable date of the conversion, of which neither event had occurred as of September 30, 2014. The Holders may also require the Company to redeem their shares of Series B preferred stock prior to a change of control, as set forth in the certificate of designations. The certificate of designations further provides that the Holders are entitled to certain participation rights on issuances by the Company to holders of common stock in order to maintain their proportionate ownership, subject to certain customary exclusions, such as issuances pursuant to Company option plans, and in connection with the Merger.

The Series B Common Warrants become exercisable six months from the Closing Date, expire five years from the Closing Date and may be exercised for cash or otherwise may be net-exercised. The Series B Common Warrants will initially have a per share exercise price of $26.64. On the 60th day following the earlier of (i) the date all of the shares underlying the Warrants become registered pursuant to an effective registration statement and (ii) six months following the Closing Date (in each case, the “Reset Date”), the exercise price shall be reset to equal the lower of (i) the current exercise price and (ii) 90% of the average of the 10 lowest weighted average prices of Common Stock during the 20 trading days immediately preceding the Reset Date. The exercise price is subject to full ratchet anti-dilution adjustment for any issuances of common stock and convertible securities for common stock below the current conversion price, consistent with the terms of the Series B preferred stock.

In connection with the Series B Private Placement, the Company also entered into a Registration Rights Agreement with the Purchasers (the “Series B Registration Rights Agreement”). Pursuant to the Series B Registration Rights Agreement, the Company will agree to file a registration statement with the SEC covering resales of the Warrant Shares and the shares issuable upon conversion of the Series B preferred stock (together, the “Series B Registerable Securities”) by the Purchasers no later than 60 days following the Closing Date, and to use its commercially reasonable best efforts to have such registration statement declared effective as soon as practicable. The Company will bear all expenses of such registration of the resale of the Registerable Securities. On September 3, 2014, the Required Holders (as defined in the Series B preferred stock certificate of designations) temporarily waived the 60 day registration deadline for a five day period.

As a result of the Series B Warrants’ anti-dilution provision, the Series B Warrants are recorded as a current liability on our condensed consolidated balance sheet. The outstanding warrant was valued at $341,301 and $567,885 as of September 30, 2014, and July 8, 2014 or the acquisition date, respectively. Our outstanding warrants are revalued on each balance sheet date, with changes in the fair value between reporting periods recorded in the condensed consolidated statements of operations.

MABVAX THERAPEUTICS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Warrants are valued using Black-Scholes-Merton model utilizing probability of certain events that could cause repricing the warrants, such as a demand letter to register the shares. The expected life is based on the term of the warrants. We use our historical volatility in developing our estimate of expected volatility. The fair value of warrants is estimated using the following assumptions, which, except for risk-free interest rate, are Level 3 inputs:

The following table presents information about our financial instruments that are measured at fair value on a recurring basis as of September 30, 2014 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

		Basis of Fair Value Measurement at September 30, 2014
	September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Money market funds	$25,131	$25,131	$—	$—

Total financial assets	$25,131	$25,131	$—	$—

Financial liabilities:
Warrants	$341,301	$—	$—	$341,301

Total financial liabilities	$341,301	$—	$—	$341,301

The following table presents information about our financial assets that are measured at fair value on a recurring basis as of December 31, 2013, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Basis of Fair Value Measurement at December 31, 2013
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets: (presented as cash equivalents):
Money market funds	$350,557	$350,557	$—	$—

Total financial assets	$350,557	$350,557	$—	$—

The changes in the value of the warrant liability during the nine months ended September 30, 2014 were as follows:

Fair value – beginning of period	$—
Fair value on acquisition	567,885
Change in fair value	(226,584)
Fair value – end of period	$341,301

There were no transfers between Level 1 and Level 2 measurements in the three and nine months ended September 30, 2014 and in the year ended December 31, 2013.

Warrant liability valuation assumptions

	As of September 30, 2014	As of July 8, 2014
Risk-free interest rate	1.7%	1.6%
Dividend yield	—%	—%
Expected volatility	87.2%	101.6%
Expected life of options, in years	4.61	4.90
Market price for common stock	$6.50	$11.60
Warrant exercise price, adjusted	$6.21	$26.64
Warrant liability	$341,301	$567,885

MABVAX THERAPEUTICS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Exchange Agreement and Series C Preferred Stock

On September 3, 2014, MabVax Therapeutics Holdings and certain holders of its issued and outstanding common stock entered into an Exchange Agreement (the “Exchange Agreement”) pursuant to which such holders agreed to exchange 118,970 shares of MabVax Therapeutics Holdings common stock for an aggregate of approximately 118,970 shares of newly designated MabVax Therapeutics Holdings Series C preferred stock, convertible into 148,713 shares of common stock.

As contemplated by the Exchange Agreement and as approved by the Board of Directors, the Company filed with the Secretary of State of the State of Delaware a certificate of designations for the Series C preferred stock, on September 3, 2014. Holders of the Series C preferred stock are entitled to vote on an as converted basis on matters presented to the Company’s stockholders and, upon liquidation, share in distributions on a pari passu basis with the holders of the Company’s common stock in amounts available for distribution following payments required to be made to the holders of the Series A-1 preferred stock and Series B preferred stock. Each share of Series C preferred stock is convertible into 1.25 shares of our common stock subject to adjustment and the conversion limitations set forth in the Series C certificate of designations. When and as declared by the Board of Directors, the holders of the Series C preferred stock shall be entitled to receive dividends on an as converted basis (without regard to any limitations on conversion) with the holders of the Company’s common stock.

The terms of the Exchange Agreement and Series C Certificate of Designations were determined by arms-length negotiation between the parties. The shares of common stock issuable pursuant to the Exchange Agreement have been, or will be, upon settlement, issued in reliance on the exemption from registration contained in Section 3(a)(9) of the Securities Act for securities exchanged by an issuer and an existing securityholder where no commission or other remuneration is paid or given directly or indirectly by the issuer for soliciting such exchange.

MabVax Common Stock Financing

From June 27 to July 7, 2014, MabVax Therapeutics Holdings issued approximately 326,000 shares of common stock for aggregate proceeds of approximately $2,893,000, net of issuance costs of approximately $148,000, in a private placement transaction (the “MabVax Common Stock Private Placement”), pursuant to Common Stock Purchase Agreements by and among MabVax Therapeutics and certain institutional investors party thereto (the “MabVax Purchase Agreements”). Pursuant to the MabVax Purchase Agreements, MabVax Therapeutics agreed to issue the purchasers participating in closings held under the MabVax Common Stock Private Placement prior to the closing of the Merger additional “anti-dilution” shares of MabVax Therapeutics common stock, for no additional consideration should MabVax Therapeutics sell shares of its common stock in the future (subject to certain customary exceptions, such as upon the conversion or exercise of then outstanding convertible securities, the securities issued in the Merger and issuances under the MabVax Therapeutics option plan) at a price lower than $9.14 per share prior to the first to occur of (x) December 31, 2015 and (y) the date on which MabVax Therapeutics raises an aggregate of $10,000,000. The number of additional shares would be calculated on a weighted average based on the price per share of equity securities sold by MabVax Therapeutics following the initial closing of the MabVax Common Stock Private Placement and in no event would a purchaser be issued a number of additional shares of MabVax Therapeutics common stock in excess of 33% of the number of shares initially purchased by such purchaser and held as of the date of any anti-dilution adjustment. These shares of MabVax Therapeutics common stock issued in the MabVax Common Stock Private Placement were converted into shares of MabVax Therapeutics Holdings common stock in connection with the Merger. MabVax Therapeutics’ obligations with respect to the anti-dilution provisions in the Merger were assumed by MabVax Therapeutics Holdings, and these provisions now apply to sales of MabVax Therapeutics Holdings common stock.

Temporary Waiver of Warrant Exercise Period

On the effective date of the Merger and pursuant to the Merger Agreement, MabVax Therapeutics Holdings issued its securities to the holders of MabVax Therapeutics in exchange for securities owned by MabVax Therapeutics’ securityholders, as follows: (i) an aggregate of approximately 1,168,700 shares of MabVax Therapeutics Holdings common stock, (ii) an aggregate of 2,762,841 shares of MabVax Therapeutics Holdings Series A-1 preferred stock, par value $0.01 per share, convertible into an aggregate of approximately 1,609,000 shares of MabVax Therapeutics Holdings common stock as of the effective date of the Merger, with such powers, designations, preferences and other

MABVAX THERAPEUTICS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

rights as set forth in the Series A-1 certificate of designation, (iii) warrants to purchase up to an aggregate of approximately 2,055,000 shares of MabVax Therapeutics Holdings common stock, with an exercise price of $3.62 per share and expiring on July 10, 2023 (the “Merger Warrants”), and (iv) options to purchase up to approximately 243,000 shares of MabVax Therapeutics Holdings common stock.

The preamble of the Merger Warrants contains limitations prohibiting the Merger Warrant holders from exercising the Merger Warrants prior to the one year anniversary of the effective date of the Merger, or July 8, 2015. On September 3, 2014, the Company sent a letter to the holders of the issued and outstanding Merger Warrants (the “Waiver Letter”), waiving, on a limited basis from September 3 through September 12, 2014, the requirement set forth in the preamble of the Merger Warrants that the Merger Warrants may not be exercised until July 8, 2015 and permitting the Merger Warrants to be exercised, either through payment of the exercise price or on a net “cashless” basis, at any time during the period commencing on the date of the letter and ending on and including September 12, 2014 (the “Waiver Period”). The Waiver Letter also provides that, with respect to exercises pursuant to the Waiver Letter during the Waiver Period, the number of shares of common stock issuable upon cashless exercise shall be determined in accordance with the formula set forth in the Waiver Letter rather than the formula set forth in Section 1(d) of the Merger Warrant.

As of September 30, 2014, 276,041 shares of the Company’s common stock were issued pursuant to the exercise of Merger Warrants in accordance with the terms of the Waiver Letter.

8. Related Party Transactions

In February 2014, MabVax Therapeutics issued approximately 44,000 shares of common stock to related parties in settlement of $240,000 in related party liabilities for consulting services.

In connection with the Merger, MabVax Therapeutics Holdings (f.k.a. Telik, Inc.) signed separation agreements in May 2014 with nine employees and agreed to pay severances and health benefits upon closing of the Merger subject to certain provisions in the agreement. The total in severance and benefits costs to be paid out subsequent to the Merger is approximately $748,000. At September 30, 2014, the severance and benefits accrued is approximately $239,000.

9. Stock-based Activity

Stock-based Compensation

Total estimated stock-based compensation expense, related to all of the Company’s stock-based payment awards recognized under ASC 718, “Compensation—Stock Compensation” was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Research and development	$32,082	$41,652	$109,509	$125,097
General and administrative	111,650	39,916	401,090	119,886

Total stock-based compensation expense	$143,732	$81,568	$510,599	$244,983

MABVAX THERAPEUTICS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Stock-based Award Activity

The following table summarizes the Company’s stock option activity during the nine months ended September 30, 2014:

	Options Outstanding	Weighted-Average Exercise Price
Outstanding at December 31, 2013	152,017	$1.20
Granted	90,876	8.47
Exercised	—	—
Forfeited/cancelled/expired	—	—

Outstanding and expected to vest at September 30, 2014	242,893	3.92

Vested and exercisable at September 30, 2014	152,017	$1.20

The total unrecognized compensation cost related to unvested stock option grants as of September 30, 2014 was $838,737 and the weighted average period over which these grants are expected to vest is 2.7 years. The Company has assumed a forfeiture rate of zero. The weighted average remaining contractual life of stock options outstanding at September 30, 2014 is 8.2 years.

None of the stock options granted to employees during the nine month period ended September 30, 2014 were vested at September 30, 2014, as they generally vest over a four year period and vesting does not start until the one-year anniversary of the grant date. During the first nine months of 2014, the Company granted five new board members appointed in connection with the Merger an aggregate of 55,580 in stock options, which were immediately vested on the grant date.

Valuation Assumptions

The Company used the Black-Scholes-Merton option valuation model, or the Black-Scholes model, to determine the stock-based expense recognized under ASC 718. The Company’s expected stock-price volatility assumption was based solely on the weighted average of the historical and implied volatility of comparable companies whose share prices are publicly available. The expected term of stock options granted was based on the simplified method in accordance with Staff Accounting Bulletin No. 110, or SAB 110, as the Company’s historical share option exercise experience did not provide a reasonable basis for estimation. The risk-free interest rate was based on the U.S. Treasury yield for a period consistent with the expected term of the stock award in effect at the time of the grant.

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Risk-free interest rate	1.4 to 2%	0.6%
Dividend yield	—%	—%
Expected volatility	93 to 100%	86%
Expected life of options, in years	5 and 6.25	6.25
Weighted-average grant date fair value	$4.73	$11.84

Because the Company had a net operating loss carryforward as of September 30, 2014, no tax benefits for the tax deductions related to stock-based compensation expense were recognized in the Company’s Condensed Consolidated Statements of Operations. Additionally, no stock options were exercised in the three and nine months ended September 30, 2014 and 2013.

MABVAX THERAPEUTICS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Common stock reserved for future issuance

Common stock reserved for future issuance consists of the following at September 30, 2014:

Common stock reserved for conversion of preferred stock and warrants	1,916,400
Common stock options outstanding	242,893
Authorized for future grant or issuance under the Stock Plan	326,431

Total	2,485,724

10. Net Loss per Share

The Company calculates basic and diluted net loss per share using the weighted-average number of shares of common stock outstanding during the period.

When the Company is in a net loss position, it excludes from the calculation of diluted net loss per share all potentially dilutive stock options, preferred stock and warrants, and the diluted net loss per share is the same as the basic net loss per share for such periods. If the Company was to be in a net income position, the weighted-average number of shares used to calculate the diluted net income per share would include the potential dilutive effect of in-the-money securities, as determined using the treasury stock method.

The table below presents the potentially dilutive securities that would have been included in the calculation of diluted net loss per share if they were not antidilutive for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock options	123,879	51,178	108,167	49,478
MabVax Series A preferred stock	—	265,749	183,980	265,749
MabVax Series B preferred stock	—	203,645	199,489	172,134
MabVax Series C-1 preferred stock	93,762	—	576,654	—
Series A-1 preferred stock	1,451,913	—	489,289	—
Series B preferred stock	158,339	—	81,779	—
Series C preferred stock	43,644	—	14,708	—

Total	1,871,537	520,572	1,654,066	487,361

11. Contracts and Agreements

$1.5 Million Contract Award

On August 25, 2014, MabVax Therapeutics was awarded a $1.5 million contract for the Phase 2 portion of a Small Business Innovation Research (“SBIR”) contract from the National Cancer Institute (“NCI”). The contract is intended to support a major portion of the preclinical work being conducted by MabVax Therapeutics, together with its collaboration partner, MSKCC to develop a novel Positron Emission Tomography (“PET”) imaging agent for detection and assessment of pancreatic cancer.

Juno Therapeutics Option Agreement

On August 29, 2014, MabVax Therapeutics entered into an Option Agreement (the “Option Agreement”) with Juno Therapeutics, Inc. (“Juno”). Pursuant to the Option Agreement, MabVax Therapeutics granted Juno the option to obtain an exclusive, world-wide, royalty-bearing license (the “License”) authorizing Juno to develop, make, have made, use, import, have imported, sell, have sold, offer for sale and otherwise exploit certain patents MabVax Therapeutics developed with respect to fully human antibodies with binding specificity against human GD2 or sialyl Lewis A antigens (the “Patents”) and certain MabVax Therapeutics controlled biologic materials. Juno may exercise its option to purchase the License until the earlier of June 30, 2016 or 90 days from the date MSKCC completes its research with respect to the Patents in accordance with the terms of agreements by and between MSKCC and MabVax Therapeutics.

MABVAX THERAPEUTICS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The Option Agreement may be terminated by either party (i) upon material breach of the other party if the breach is not cured within 30 days, or (ii) with 60 days’ prior written notice in the event the other party becomes the subject of a voluntary or involuntary petition in bankruptcy. Juno may terminate the Option Agreement at any time upon 30 days’ prior written notice. MabVax Therapeutics may terminate the Option Agreement if Juno, or any Juno employee or affiliate, is a party to any action or proceeding in which Juno, or any Juno employee or affiliate, opposes the Patents or otherwise seeks a determination that any of the Patents are invalid or unenforceable if Juno, or as applicable, its employee and/or affiliate, fails to discontinue its involvement in such an action within 10 days of receiving notice from MabVax Therapeutics.

As consideration for the grant of the exclusive option to purchase the License, Juno has agreed to pay MabVax Therapeutics a one-time up-front option fee in the low five figures. Should the option be exercised, MabVax Therapeutics would expect to negotiate with Juno to pay amounts that include MabVax Therapeutics license fees, milestone payments, and royalty-based compensation in connection with entering into a License. The terms of the License including the financial terms are expected to be agreed upon at a future date.

12. Commitments and contingencies

Litigation

On May 30, 2014, a class action lawsuit was commenced in Santa Clara County Superior Court, State of California, on behalf of Cadillac Partners and others similarly situated, naming as defendants, MabVax Therapeutics, the Company and the company’s directors, Hudson Bay Capital Management LP, Bio IP Ventures LLC, Hudson Bay Master Fund Ltd., and Hudson Bay IP Opportunities Master Fund LP. The suit alleged the defendants breached certain fiduciary duties, or aided and abetted a breach of fiduciary duties, in connection with the Company’s Merger with MabVax Therapeutics. In support of their purported claims, the plaintiff alleged, among other things, that the Company’s board has historically failed to fulfill its fiduciary duty to its stockholders, and claiming with respect to the Series B Private Placement and the Merger, the such transactions involved an inadequate sales process and included preclusive deal protection devices, and that the Company’s board of directors would receive personal benefits not available to its public stockholders as a result of the Merger. The plaintiff sought to enjoin the Merger and obtain damages as well as attorneys’ and expert fees and costs.

On June 29, 2014, the parties entered into a Stipulation and Settlement (the “Settlement”), pursuant to which the Company agreed to file with the SEC certain supplemental disclosures in connection with the Merger. The Settlement is subject to certain confirmatory discovery to be undertaken by the plaintiff and to the parties’ agreement on the payment of the plaintiff’s attorneys’ fees and expenses.

On July 16, 2014, the Company and all other parties to the litigation entered into an agreement which, if consummated, will settle the litigation (the “Proposed Settlement”). Among many other terms, under the Proposed Settlement the Company and all defendants will receive a broad release of any and all claims pertaining to the Series B Private Placement, the Merger, the prior disclosure and a wide variety of other matters. The Proposed Settlement also calls for the parties to ask the court to, among other things, enter orders enjoining other stockholders from bringing similar actions, certifying the putative settlement class, and approving the Proposed Settlement as a fair, final, and binding resolution of the litigation. Under the Proposed Settlement, the Company and the other defendants have expressly denied the allegations of the complaint and denied engaging in any other misconduct, nor will any of them make any payment or in any respect amend the negotiated terms of the since-consummated Series B Private Placement and Merger. Finally, under the Proposed Settlement, the Company and the other defendants have not agreed to pay any legal fees, or reimburse any expenses, allegedly incurred by the plaintiffs who filed the complaint; instead, the Company expects that counsel for those plaintiffs will present any such disputed claim for legal fees and expenses to the court for resolution.

MABVAX THERAPEUTICS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Operating Leases

In connection with the Merger, the Company recorded a $590,504 contingent lease termination fee, in connection with the termination by MabVax Therapeutics Holdings (f.k.a Telik, Inc.) of the master lease and sublease of the Porter Drive Facility, which is payable to ARE-San Francisco No. 24 (“ARE”), if the Company receives $15 million or more in additional financing in the aggregate, but otherwise forgiven.

Restructuring Plan upon Closing of the Merger

In connection with the Merger, the Company signed separation agreements in May 2014 with nine employees and agreed to pay severances and health benefits upon closing of the Merger subject to certain provisions in the agreements. The total in severance and benefits costs being paid out is approximately $748,000, of which approximately $239,000 remains as of September 30, 2014.

13. Subsequent Events

Temporary Waiver of Warrant Exercise Period

On October 3, 2014, following the Company’s delivery on September 30, 2014 of a second letter to the holders of the issued and outstanding Merger Warrants (the “Waiver Extension Letter”), waiving, on a limited basis for a four day period, the requirement set forth in the preamble of the Merger Warrants that the Merger Warrants may not be exercised until July 8, 2015 and permitting the Merger Warrants to be exercised, either through payment of the exercise price or on a net “cashless” basis, at any time during the period commencing on the date of the letter and ending on and including October 3, 2014( the “Waiver Extension Period”). The Waiver Extension Letter also provides that, with respect to exercises pursuant to the Waiver Extension Letter during the Waiver Extension Period, the number of shares of the Company’s common stock issuable upon cashless exercise shall be determined in accordance with the formula set forth in the Waiver Extension Letter rather than the formula set forth in Section 1(d) of the Merger Warrant.

The Company’s management issued the temporary waiver of the warrant exercise period limitation for a second time with the intention of gradually increasing the number of its publicly held shares in furtherance of the Company’s continued efforts to satisfy NASDAQ’s Initial Listing Standards and regain trading eligibility for shares of its common stock on the NASDAQ Capital Market. Shares of the Company’s common stock issued upon exercise of the Merger Warrants will not be registered for resale during the Waiver Extension Period and will be subject to resale restrictions per Rule 144 as promulgated by the Securities Act.

The foregoing descriptions of the Merger Agreement, the Merger Warrants and the Waiver Extension Letter are not complete and are subject to, and qualified in their entirety by, the full text of such documents which are filed as exhibits to this Quarterly Report on Form 10-Q.

On October 3, 2014, 314,118 additional shares of the Company’s common stock were issued pursuant to the exercise and delivery of 504,264 Merger Warrants in accordance with the terms of the Waiver Letter and the Waiver Extension Letter.

Registration of Common Stock Issuable upon Conversion of Series A-1 Preferred Stock

On October 14, 2014, the Company filed an Amendment No. 1 to a Registration Statement on Form S-1 (the “Form S-1”) that was initial filed on September 29, 2014, for the purpose of registering additional shares of MabVax Therapeutics Holdings common stock issuable upon conversion of outstanding shares of MabVax Therapeutics Holdings Series A-1 preferred stock. The Form S-1, as amended, to register 1,615,070 shares of common stock, was declared effective by the SEC at 4:00 p.m. Easter Standard Time on November 12, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words, although not all forward-looking statements contain these words. Forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future, such as our estimates regarding anticipated operating losses, future performance, future revenues and projected expenses; our liquidity and our expectations regarding our needs for and ability to raise additional capital; our ability to manage our expenses effectively and raise the funds needed to continue our business; our ability to retain the services of our current executive officers, directors and principal consultants; our ability to obtain and maintain regulatory approval of our existing products and any future products we may develop; the initiation, timing, progress and results of our preclinical and clinical trials, research and development programs; regulatory and legislative developments in the United States and foreign countries; the timing, costs and other limitations involved in obtaining regulatory approval for any product; the further preclinical or clinical development and commercialization of our product candidates; the potential benefits of our product candidates over other therapies; our ability to enter into any collaboration with respect to product candidates; the performance of our third-party manufacturers; our ability to obtain and maintain intellectual property protection for our products and operate our business without infringing upon the intellectual property rights of others; the successful development of our sales and marketing capabilities; the size and growth of the potential markets for our products and our ability to serve those markets; the rate and degree of market acceptance of any future products; our reliance on key scientific management or personnel; the payment and reimbursement methods used by private or governmental third-party payers; and other factors discussed elsewhere in this Quarterly Report or any document incorporated by reference herein or therein.

The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plan” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this Quarterly Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (many of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the section titled “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. The section entitled “Risk Factors,” as well as other sections in this Quarterly Report or incorporated by reference into this Quarterly Report, discuss some of the factors that could contribute to these differences.

The forward-looking statements made in this Quarterly Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

This Quarterly Report also contains market data related to our business and industry. These market data include projections that are based on a number of assumptions. While we believe these assumptions to be reasonable and sound as of the date of this Quarterly Report, if these assumptions turn out to be incorrect, actual results may differ from the projections based on these assumptions. As a result, our markets may not grow at the rates projected by these data, or at all. The failure of these markets to grow at these projected rates may have a material adverse effect on our business, results of operations, financial condition and the market price of our common stock.

The following discussion and analysis of financial condition and results of operations should be read together with our financial statements and accompanying notes appearing elsewhere in this Report. This Management’s Discussion and Analysis contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” set forth in the beginning of this Report, and see “Risk Factors” beginning on page 35 for a discussion of certain risk factors applicable to our business, financial condition, and results of operations. Operating results are not necessarily indicative of results that may occur in future periods. Management and our independent registered public accounting firm identified certain material weaknesses in internal controls over financial reporting. If we are unable to remediate these material weaknesses and maintain effective internal controls, we may not be able to produce timely and accurate financial statements, and our independent registered public accounting firm could conclude that our internal controls over financial reporting are not effective, which could adversely impact investor confidence and our stock price.

Overview

We have been engaged in the discovery, development and commercialization of proprietary human monoclonal antibody products and vaccines for the diagnosis and treatment of a variety of cancers. We have discovered a pipeline of human monoclonal antibody products based on the protective immune responses generated by patients who have been immunized against targeted cancers. Therapeutic vaccines under development were discovered at Memorial Sloan Kettering Cancer Center, or MSKCC, and are exclusively licensed to MabVax Therapeutics. We operate in only one business segment.

We have incurred net losses since inception, and we expect to incur substantial losses for the foreseeable future as we continue our research and development activities. To date, we have funded operations primarily through government grants, the sale of preferred stock, equity securities, non-equity payments from collaborators and interest income. The process of developing our products will require significant additional research and development, preclinical testing and clinical trials, as well as regulatory approval. We expect these activities, together with general and administrative expenses, to result in substantial operating losses for the foreseeable future. We will not receive product revenue unless we, or our collaborative partners, complete clinical trials, obtain regulatory approval and successfully commercialize one or more of our products.

During the nine months ended September 30, 2014, our loss from operations and our net loss was $6,382,336. Net cash used in operations for the nine months ended September 30, 2014 was $5,700,951 and cash and cash equivalents at September 30, 2014 were $3,452,556. As of September 30, 2014, we had accumulated deficit of $22,877,015.

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

Pre-Merger Private Financings

From February 13, 2014 through July 7, 2014, MabVax Therapeutics completed a series of financing transactions and exercise of warrants totaling approximately $7.3 million net of approximately $300,000 in issuance costs.

Merger Agreement

Upon the terms and subject to the satisfaction of the conditions described in the Merger Agreement, Tacoma Corp. was merged with and into MabVax Therapeutics on July 8, 2014, with MabVax Therapeutics surviving the Merger as a wholly-owned subsidiary of MabVax Therapeutics Holdings. The Merger was intended to qualify as a tax-free reorganization for U.S. Federal income tax purposes.

On July 7, 2014, our stockholders approved the Merger, and the Merger closed and became effective on July 8, 2014. All shares of MabVax Therapeutics Series A preferred stock and MabVax Therapeutics Series B preferred stock were automatically converted into shares of MabVax Therapeutics Holdings common stock immediately prior to the Merger. Upon the effective date of the Merger (a) all outstanding shares of MabVax Therapeutics common stock were converted into and exchanged for shares of our common stock at an exchange rate calculated in accordance with the methodology set forth in the Merger Agreement, which resulted in the issuance of 2.223284 shares of our common stock for every share of MabVax Therapeutics common stock, (b) all outstanding shares of MabVax Therapeutics Series C-1 preferred stock were converted into and exchanged for shares of our Series A-1 preferred stock at a rate of two shares of MabVax Therapeutics Series C-1 preferred stock per each share of our Series A-1 preferred stock, (c) each outstanding MabVax Therapeutics option and warrant to purchase MabVax Therapeutics common stock became options and warrants to purchase our common stock (and the number of such shares and exercise price was adjusted as calculated in accordance with the methodology set forth in the Merger Agreement), and (d) each outstanding MabVax Therapeutics warrant to purchase MabVax Therapeutics preferred stock was cancelled for no consideration.

As a result of the consummation and upon the closing of the Merger, the former stockholders, option holders and warrant holders of MabVax Therapeutics were issued, based on the methodology set forth in the Merger Agreement (which excluded certain out of the money convertible securities and calculated others on a net-exercise or cashless basis under the terms of the convertible securities), approximately 85% of the outstanding shares of our common stock on a fully diluted basis and our stockholders, option holders and warrant holders immediately prior to the Merger owned approximately 15% of the outstanding shares of our common stock on a fully diluted basis (such percentages calculated based on the methodology set forth in the Merger Agreement). As a result of the Merger, a change of control of MabVax Therapeutics Holdings occurred.

The total consideration for the transaction was approximately $6,416,000, based on the market price of MabVax Therapeutics Holdings, since management has determined that this was the most reliable measure of fair value.

The following intangible assets were investigated by the Company:

Patents. The Company determined the patents were “ancillary” patents around molecules developed by MabVax Therapeutics Holdings and did not see much benefit that may be derived from the patents. Further, based on efforts by an investment banking firm to market this asset group without success, the Company determined the patents do not have any value from a market participant perspective.

In Process Research and Development (“IPR&D”). The Company did not see much benefit from MabVax Therapeutics Holdings’ IPR&D projects and does not plan to continue funding such projects. Management has also retained outside industry experts to determine if there is any future benefit to pursue the IPR&D projects. Feedback from these industry experts confirmed little to no prospects for the acquired IPR&D projects and suggested not to spend another $20 million attempting to get the assets through the remaining approval process. Further, based on an investment banking firm’s marketing of these IPR&D projects, industry expert feedback and management’s perspective, the IPR&D projects do not have any value, from a market participant perspective.

Trade Names and Trademarks. Management believes there is not much benefit that may be derived from MabVax Therapeutics Holdings’ trade names and trademarks. Management has asked its legal counsel to discontinue registration of the trade names and trademarks. Further, based on an investment banking firm’s marketing of the trade name portfolio and the Company’s perspective, the trade names and trademarks of MabVax Therapeutics Holdings do not have any value, from a market participant perspective.

Non-compete Agreements and Contingent Consideration. No non-compete agreements and no contingent consideration were included as part of the transaction.

For accounting purposes, the Merger is treated as a “reverse acquisition” and MabVax Therapeutics is considered the acquirer. As a result, the historical financial statements of MabVax Therapeutics constitute the historical financial statements of the merged companies. The transaction is considered a business combination as MabVax Therapeutics Holdings is considered an operating entity. For accounting purposes, MabVax Therapeutics is treated as the continuing reporting entity.

The issuance of shares of our common stock and preferred stock in the Merger were approved by our stockholders in the meeting held on July 7, 2014. The amendments to our amended and restated certificate of incorporation related to an increase in the authorized number of shares of our common and preferred stock and a potential reverse stock split to meet the initial NASDAQ listing standards required as a result of the Merger and other transactions contemplated by the Merger Agreement were not approved at such meeting.

Reverse Stock Split, Name Change and Increase in Authorized Shares

On September 8, 2014, we filed an amended and restated certificate of incorporation to increase the authorized number of shares of the Company’s common stock to a new total of 150,000,000 shares, increase the number of shares of the Company’s preferred stock to a new total of 15,000,000 shares, and change the name of the Company from “Telik, Inc.” to “MabVax Therapeutics Holdings, Inc.” The amendment and restatement of our certificate of incorporation effectuating the name change and above authorized share increases was approved by our stockholders at a special meeting held on September 8, 2014 and by our Board of Directors at a meeting of the Board held on September 8, 2014.

On September 8, 2014, following the filing of the amended and restated certificate disclosed above, the Company filed a certificate of amendment to its amended and restated certificate of incorporation to effect the Reverse Split effective as of the Effective Date. The Reverse Split was approved by our stockholders at a special meeting on September 8, 2014 and by our Board of Directors at a meeting of the Board held on September 8, 2014.

On the Effective Date, immediately and without further action by the Company’s stockholders, every 8 shares of the Company’s common stock, issued and outstanding immediately prior to the Effective Time was automatically converted into 1 share of the Company’s common stock. As a result of the Reverse Split and calculated as of the Record Date, the number of outstanding shares of our common stock was reduced to approximately 1,741,617, excluding outstanding and unexercised share options and warrants and subject to adjustment for fractional shares. No fractional shares were issued as a result of the Reverse Split and, in lieu of these fractional shares, any holder of less than 1 share of the Company’s common stock was entitled to receive cash for such holder’s fractional share equal to the product of such fraction multiplied by the average of the last reported bid and ask prices of the Company’s common stock at 4:00 p.m., Eastern time, end of regular trading hours on OTCQB marketplace, during the 10 consecutive trading days ending on the last trading day prior to the Effective Date. Further, any options, warrants and contractual rights outstanding as of the Effective Date that were subject to adjustment were adjusted in accordance with their terms. These adjustments included, without limitation, changes to the number of shares of the Company’s common stock that may be obtained upon exercise or conversion of these securities, and changes to the applicable exercise or purchase price of such securities.

Shares of our common stock began to trade on the OTCQB marketplace on a post-split basis under the name “MabVax Therapeutics Holdings, Inc.” on September 10, 2014 under the new CUSIP number 55414P108. Commencing on October 10, 2014, shares of our common stock begin trading on the OTCQB marketplace under the trading symbol “MBVX.”

Clinical Product Development

Our therapeutic vaccines were developed at MSKCC and are exclusively licensed to MabVax Therapeutics pursuant to agreements entered into by and between MabVax Therapeutics and MSKCC in 2008. These vaccines are administered in the adjuvant setting and have shown to elicit a protective antibody response in clinical studies. The antibodies are intended to seek out circulating tumor cells and micrometastases to kill them before they can cause cancer recurrence. Our lead cancer vaccines targeting recurrent sarcoma and ovarian cancer are currently in proof of concept Phase II multi-center clinical trials. Both trials have received substantial federal grant monies to support their development. A vaccine to address the orphan disease neuroblastoma has completed an initial Phase I trial at MSKCC yielding encouraging results. The neuroblastoma vaccine product is expected be ready for a Phase II trial by early 2015. MSKCC and MabVax Therapeutics have completed additional Phase I vaccine clinical trials in melanoma, ovarian cancer, and small cell lung cancer over the last three years.

Preclinical Drug Product Development

Our lead antibody candidate, 5B1, is being developed for the treatment of pancreatic cancer. We are also developing the 5B1 antibody conjugated to a radiolabel as a novel PET imaging agent to assist in the diagnosis of pancreatic cancer. The advanced preclinical study results of our work in tumor imaging using our 5B1, antibody conjugated to a radiolabel were published in the Journal of Nuclear Medicine. We subsequently applied for and received a contract from the National Institutes of Health (the “NIH”), for the development of the 5B1 based PET imaging agent. We also discovered and are developing multiple fully-human antibodies to the antigen GD2.

Nasdaq Listing Compliance

As disclosed in our Current Report on Form 8-K filed with the SEC on November 14, 2013, MabVax Therapeutics Holdings received a notice letter from The Nasdaq Stock Market, LLC, (“NASDAQ”), indicating that based on stockholders’ equity of $2,441,000 disclosed in our Form 10-Q for the period ended September 30, 2013, the company did not comply with the minimum $2,500,000 stockholders’ equity requirement for continued listing on the Nasdaq Capital Market set forth in Listing Rule 5550(b)(1). MabVax Therapeutics Holdings also failed to meet the stockholders’ equity requirement set forth in 5550(b)(1) prior to the Merger.

On July 9, 2014, following the Merger, we received a notice from the NASDAQ Hearings Panel (the “Panel”) informing us of the Panel’s decision to delist our common shares from the NASDAQ Capital Market effective as of the open of business on Friday, July 11, 2014. We were before the Panel for the failure to maintain the minimum $2.5 million shareholders’ equity requirement as required by NASDAQ Listing Rule 5550(b)(1).

We then submitted an application to OTC Marketplace LLC to list shares of our common stock on the OTCQB marketplace while we pursue an appeals process with NASDAQ. Shares of our common stock began trading on the OTCQB marketplace on Friday, July 11, 2014 under the trading symbol “TELK” and currently trade under the symbol “MBVX”.

In connection with the Merger, we filed an Initial Listing Application for the post-Merger combined entity pursuant to NASDAQ Listing Rule 5110(a), and, as disclosed in our Proxy Statement filed with the SEC on June 3, 2014, as supplemented and amended. We also solicited the approval of the holders of a majority of our issued and outstanding stock for certain amendments to our charter documents to, among other things, effect a reverse split, in order to meet the minimum mid-price of $4.00 a share, which is also an Initial Listing Standard as part of the merged company.

As disclosed in Item 1 of this Report, we failed to obtain stockholder approval for a reverse split. We met the minimum stockholders’ equity requirement set forth in 5550(b)(1) immediately following the Merger. However, partially as a result of our failure to obtain approval for a reverse stock split, the bid price of our common stock traded on the NASDAQ Capital Market on July 9, 2014 failed to meet the NASDAQ Initial Listing Standards required for NASDAQ’s approval of our Initial Listing Application.

On July 9, 2014, we appealed the Panel’s decision to the NASDAQ Listing and Hearing Review Council (the “Council”) requesting an expedited review of the Panel’s delisting decision regarding our request for an opportunity to demonstrate our compliance with the NASDAQ Initial Listing Standards. There is no assurance that the Council will grant our appeal.

In a stockholders meeting held on September 8, 2014 our stockholders approved, among other items, authorization for our Board of Directors to effectuate a reverse split in the ratio range of 5:1 to 15:1. Following the stockholders meeting, our Board of Directors approved a reverse split of 8:1. The stockholders also approved, and our Board of Directors implemented an amendment to our amended and restated certificate of incorporation to change our name to MabVax Therapeutics Holdings, Inc. and to increase the authorized number of our common shares to a new total of 150,000,000 and our authorized number of preferred shares to a new total of 15,000,000.

RESULTS OF OPERATIONS

We are providing the following information about our revenues, expenses, and cash and liquidity.

Comparison of the Three and Nine Month Periods Ended September 30, 2014 and 2013

Revenues:

	Three Months Ended September 30,		% Increase/ (Decrease)	Nine Months Ended September 30,		% Increase/ (Decrease)
	2014	2013		2014	2013
Revenues	$72,492	$22,381	224%	$229,832	$253,519	-9%

For the three months ended September 30, 2014, MabVax Therapeutics recognized revenues of $72,492, as compared to $22,381 for the same period in the prior year. This increase was primarily due to contract payments made under the NIH Imaging Contract which began in September 20, 2013. Revenues for 2013 represent government grant revenues for reimbursements in direct labor, supplies and third party costs in connection with the last reimbursement under a Phase 2 NIH grant to support the sarcoma vaccine trial as well as the initial contract payments under the NIH imaging contract.

For the nine months ended September 30, 2014, MabVax Therapeutics recognized revenues of $229,832, as compared to $253,519 for the same period in the prior year. Revenues in 2014 represent revenues associated with an NIH imaging contract, whereas revenues in the same period a year ago represent government grant revenues for the reimbursements in direct labor, supplies and third party costs in connection with the Phase 2 portion of an NIH grant supporting the sarcoma vaccine trial.

Research and development expenses:

	Three Months Ended September 30,		% Increase/ (Decrease)	Nine Months Ended September 30,		% Increase/ (Decrease)
	2014	2013		2014	2013
Research and development	$1,070,574	$1,012,256	6%	$2,401,090	$2,317,165	4%

For the three months ended September 30, 2014, MabVax Therapeutics incurred research and development expenses of $1,070,574, as compared to $1,012,256 for the same period a year ago. The increase in research and development expenses was due primarily to the costs associated with the initiation of GMP manufacturing at Gallus BioPharmaceuticals of our lead antibody development candidate 5B1.

For the nine months ended September 30, 2014, MabVax Therapeutics incurred research and development expenses of $2,401,090, as compared to $2,317,165 for the same period a year ago. Expenses for the first nine months in 2014 were primarily for initiating GMP manufacturing development of our lead antibody candidate 5B1 at Gallus BioPharmaceuticals and increased staffing to support in-house management of patient monitoring for the sarcoma clinical trial. Expenses in the same period a year ago were primarily for direct labor, supplies and third party costs in connection with the sarcoma vaccine trial as well as the initial contract expenses under its imaging contract with NIH.

General and administrative expenses:

	Three Months Ended September 30,		% Increase/ (Decrease)	Nine Months Ended September 30,		% Increase/ (Decrease)
	2014	2013		2014	2013
General and administrative	$2,511,201	$352,927	612%	$4,437,371	$1,101,377	303%

For the three months ended September 30, 2014, MabVax Therapeutics incurred general and administrative expenses of $2,511,201, as compared to $352,927 for the same period a year ago. The increase in general and administrative expenses was primarily due to $747,649 in severance expense related to the Merger, and increases of $479,306 in professional fees related to accounting and auditing, $472,784 in legal work primarily related to the Merger in 2014, $110,512 related to insurance, and increased headcount primarily in the finance, accounting and business development areas.

For the nine months ended September 30, 2014, MabVax Therapeutics incurred general and administrative expenses of $4,437,371, as compared to $1,101,377 for the same period a year ago. The increase in general and administrative expenses was primarily due to increases of $1,199,810 related to legal work primarily in connection with the Merger, $747,649 in severance expense related to the Merger, $671,667 in professional fees related to accounting and auditing, $115,713 related to insurance, and additional headcount primarily in the finance, accounting and business development areas.

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

Our critical accounting policies include:

Revenue recognition. Revenue from grants is based upon internal and subcontractor costs incurred that are specifically covered by the grant, including a facilities and administrative rate that provides funding for overhead expenses. NIH grants are recognized when MabVax Therapeutics incurs internal expenses that are specifically related to each grant, in clinical trials at the clinical trial sites, by subcontractors who manage the clinical trials, and provided the grant has been approved for payment. U.S. grant awards are based upon internal research and development costs incurred that are specifically covered by the grant, and revenues are recognized when MabVax Therapeutics incurs internal expenses that are related to the approved grant.

We record revenue associated with the NIH grants as the related costs and expenses are incurred. Any amounts received by MabVax Therapeutics pursuant to the NIH grants prior to satisfying our revenue recognition criteria are recorded as deferred revenue.

Clinical trial expenses. We accrue clinical trial expenses based on work performed. In determining the amount to accrue, we rely on estimates of total costs incurred based on the enrollment of subjects, the completion of trials and other events. We follow this method because we believe reasonably dependable estimates of the costs applicable to various stages of a clinical trial can be made. However, the actual costs and timing of clinical trials are highly uncertain, subject to risks, and may change depending on a number of factors. Differences between the actual clinical trial costs and the estimated clinical trial costs that we have accrued in any prior period are recognized in the subsequent period in which the actual costs become known. Historically, these differences have not been material; however, material differences could occur in the future.

Stock-based compensation. Our stock-based compensation programs include grants of stock options to employees, consultants, non-employee directors and non-employees. Stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense, under the straight-line method, over the employee’s requisite service period (generally the vesting period of the equity grant).

We account for equity instruments, including stock options, issued to employees and non-employees in accordance with authoritative guidance for equity based payments. Stock options issued are accounted for at their estimated fair value determined using the Black-Scholes option-pricing model. The fair value of options granted to non-employees is re-measured as they vest, and the resulting increase in value, if any, is recognized as expense during the period the related services are rendered.

Warrant liability. We calculate the value our warrant liability using the Black Scholes valuation model, taking into consideration the warrant exercise price the probability of certain exercise price repricing scenarios, the market price for the common stock on the date of measurement, the risk-free interest rate, the dividend yield, the volatility of a comparable period that the warrant may be exercised, and the remaining life of the warrant.

Income taxes. Significant judgment is required by management to determine our provision for income taxes, our deferred tax assets and liabilities, and the valuation allowance to record against our net deferred tax assets, which are based on complex and evolving tax regulations throughout the world. Our tax calculation is impacted by tax rates in the jurisdictions in which we are subject to tax and the relative amount of income earned in each jurisdiction. Our deferred tax assets and liabilities are determined using the enacted tax rates expected to be in effect for the years in which those tax assets are expected to be realized.

The effect of an uncertain income tax position is recognized at the largest amount that is “more-likely-than-not” to be sustained under audit by the taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

The realization of our deferred tax assets is dependent upon our ability to generate sufficient future taxable income. We establish a valuation allowance when it is more-likely-than-not that the future realization of all or some of the deferred tax assets will not be achieved. The evaluation of the need for a valuation allowance is performed on a jurisdiction-by-jurisdiction basis, and includes a review of all available evidence, both positive and negative. As of December 31, 2013, MabVax Therapeutics concluded that it was more-likely-than-not that its deferred tax assets and stock-based compensation would not be realized.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our operations principally through net proceeds received from private equity and preferred stock financings, and grants through the NIH and SBIR programs. We have experienced negative cash flow from operations each year since our inception. As of September 30, 2014, we had an accumulated deficit of $22,877,015. We expect to continue to incur increased expenses, resulting in losses, over at least the next several years due to, among other factors, our continuing and planned clinical trials and anticipated research and development activities. We had cash of $3,452,556 as of September 30, 2014.

	September 30, 2014	December 31, 2013
Cash and cash equivalents	$3,452,556	$354,254
Working capital (deficit)	$1,075,769	$(875,924)
Current ratio	1.38:1	.31:1

	Nine Months Ended September 30,
	2014	2013
Cash (used in) / provided by:
Operating activities	$(5,700,951)	$(2,325,497)
Investing activities	$1,458,539	$—
Financing activities	$7,340,714	$1,999,999

Sources and Uses of Net Cash for the Nine Month Period Ended September 30, 2014

Net cash used in operating activities was $5,700,951 for the nine-month period ended September 30, 2014, compared to $2,325,497 in the comparable period in 2013. The net cash used in both periods was primarily attributable to the net losses, adjusted to exclude certain non-cash items, primarily stock based compensation. Net cash used in operating activities for the nine months ended September 30, 2014 was also impacted by a $599,608 increase in accounts payable related primarily to clinical trial costs and a $347,031 decrease in accrued clinical operations and site costs as our Phase 2 sarcoma vaccine clinical trial has moved more into patient monitoring than treatment.

The net cash provided by investing activities for the nine-month period ended September 30, 2014, amounted to $1,458,539 primarily as a result of the Merger compared to none in the comparable period in 2013.

Net cash provided by financing activities was $7,340,714 for the nine-month period ended September 30, 2014, compared to $1,999,999 in the comparable period in 2013. Net cash provided by financing activities for the first nine-month period ended September 30, 2014 was primarily attributable to $2,973,655 in net proceeds from the sale of Series C-1 preferred stock and warrants in a private placement in February 2014, $2,892,615 in net proceeds from the sale of common stock, and $1,472,502 from the exercise of the MabVax Therapeutics Series C Preferred Warrants. Net cash provided by financing activities for the nine-month period ended September 30, 2013 was attributable to $1,999,999 received from the sale of redeemable convertible Series B preferred stock, net of issuance costs.

Future Contractual Obligations

MabVax Therapeutics currently has rental payment obligations under a non-cancelable operating lease at 11588 Sorrento Valley Road that expires on July 31, 2015. Future lease obligations for the next ten months amount to $110,168. Our master lease and sublease of our facility located at 3165 Porter Drive in Palo Alto, California (the “Porter Drive Facility”) were terminated on February 28, 2013 and we entered into a termination agreement with ARE on February 19, 2013 to voluntarily surrender its premises. As a result of the termination agreement, we were relieved of further obligations under the master lease and further rights to rental income under the sublease and paid a termination fee of approximately $700,000. In addition to the termination fee, if we receive $15 million or more in additional financing in the aggregate, an additional termination fee of $590,504 will be due to ARE, but will otherwise be forgiven.

In connection with the Merger, we signed separation agreements in May 2014 with nine MabVax employees and agreed to pay severances and health benefits upon closing of the Merger subject to certain provisions in the agreement. The total in severance and benefits costs to be paid out subsequent to the Merger is approximately $748,000, of which approximately $239,000 remains as of September 30, 2014.

Going Concern

The accompanying financial statements have been prepared on the going concern basis, which assumes that we will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, MabVax Therapeutics had a net loss of $6,382,336 net cash used in operations of $5,700,951 and net cash provided by investing activities of $1,458,539, for the nine-month period ended September 30, 2014. As of September 30, 2014, MabVax Therapeutics also had an accumulated deficit of $22,877,015.

In February 2014, MabVax Therapeutics received $3.1 million in connection with the sale of Series C-1 preferred stock, and approximately $325,400, net of issuance costs of $24,600 from June 27 to June 30, 2014, followed by an additional $3.8 million from July 3 to July 7, 2014, net of issuance costs. Further, MabVax Therapeutics received a $1.5 million contract from the NCI for a phase 2 development of a diagnostic antibody with a radio label for detecting pancreatic cancer.

We anticipate that we will continue to incur substantial net losses into the foreseeable future as we continue: (i) to monitor patients in clinical trials that have already completed their treatment regimens, (ii) to manufacture our lead antibody candidate 5B1 in sufficient quantities for use in a Phase 1 clinical trial planned to be initiated in the fourth quarter 2015, and (iii) to conduct preclinical development activities, without any additional staffing. We have obtained grant funding of $1.5 million to substantially offset the spending for our newest program to develop a diagnostic tool to detect pancreatic and colon cancers. Based on management’s assumptions for continuing to develop its existing pipeline of products without additional funding, we expect we will continue using cash to fund operations at our historical average of the last two quarters excluding the costs of the Merger, or approximately $1.25 million a quarter based on the Company’s projections for continuing the research and development of its antibody development programs, manufacturing of supplies for clinical trials, ongoing monitoring of clinical trials and general and administrative costs to support operations. At the current spending rate, we anticipate that we will have sufficient funds to meet our obligations through June 2015.

We plan to continue to fund our losses from operations and capital funding needs through equity or debt financings, strategic collaborations, licensing arrangements, asset sales, government grants or other arrangements. However, we cannot be sure that such additional funds will be available on reasonable terms, or at all. If we are unable to secure adequate additional funding, we may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. In addition, if we do not meet our payment obligations to third parties as they come due, we may be subject to litigation claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to our management. Any of these actions could materially harm our business, results of operations, and future prospects.

If we raise additional funds by issuing equity securities, substantial dilution to our existing stockholders would result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

Recent Accounting Pronouncements

We have historically reported as a development stage company. In the three-month period ended June 30, 2014, we elected to early adopt FASB ASU No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements.” The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606). ASU No. 2014-09 supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific revenue recognition guidance throughout the Industry Topics of the Accounting Standards Codification. Additionally, this update supersedes some cost guidance included in Subtopic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts.” The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It is effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption is not permitted. Entities may choose from two adoption methods, with certain practical expedients. We are currently reviewing this standard to assess the impact on our future financial statements and evaluating the available adoption methods.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation–Stock Compensation” (Topic 718): “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period,” which requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. ASU No. 2014-12 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, although early adoption is permitted. We are currently reviewing this standard to assess the impact on our future financial statements.

In August 2014, the FASB issued ASU No. 2014-15, (“ASU 2014-15”), “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern”. ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. Management is currently evaluating the impact of the adoption of the updated standard on the financial statements and disclosures.

Quantitative and Qualitative Disclosures about Market Risk

We do not hold any derivative financial instruments, commodity-based instruments or other long term debt obligations.

Interest Rate Sensitivity

Our cash and cash equivalents of $3,452,556 at September 30, 2014 consisted of cash and money market funds, all of which will be used for working capital purposes. We do not enter into investments for trading or speculative purposes. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates in the United States. Because of the short-term nature of our cash and cash equivalents, we do not believe that we have any material exposure to changes in their fair values as a result of changes in interest rates. The continuation of historically low interest rates in the United States will limit our earnings on investments held in U.S. dollars.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes from the information we included in this section of our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, the Company has evaluated, with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of its disclosure controls and procedures (as defined in such rules) as of the end of the period covered by this report. Based on our assessment at the end of June 30, 2014, our management concluded that we had a material weakness in our internal controls over financial reporting. The Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were still not effective as of September 30, 2014 to ensure that information required to be disclosed by the Company in reports prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Based on our assessment, our management concluded that we had a material weakness in our internal controls related to our analysis and review of complex accounting transactions, such as the Merger.

Our management, including the Company’s Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes.

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

As noted above, we identified a material weakness in our internal controls over financial reporting and have taken measures to mitigate the material weakness. In June 2014 we hired an assistant controller to prepare many of the accounting transactions so that the Chief Financial Officer is in a position to timely review the transactions in preparation for issuing the financial statements.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

On May 30, 2014, a class action lawsuit was commenced in Santa Clara County Superior Court, State of California, on behalf of Cadillac Partners and others similarly situated, naming as defendants, MabVax Therapeutics, the Company and the company’s directors, Hudson Bay Capital Management LP, Bio IP Ventures LLC, Hudson Bay Master Fund Ltd., and Hudson Bay IP Opportunities Master Fund LP. The suit alleged the defendants breached certain fiduciary duties, or aided and abetted a breach of fiduciary duties, in connection with the Company’s Merger with MabVax Therapeutics. In support of their purported claims, the plaintiff alleged, among other things, that the Company’s board has historically failed to fulfill its fiduciary duty to its stockholders, and claiming with respect to the Series B Private Placement, and the Merger, that such transactions involved an inadequate sales process and included preclusive deal protection devices, and that the Company’s board of directors would receive personal benefits not available to its public stockholders as a result of the Merger. The plaintiff sought to enjoin the Merger and obtain damages as well as attorneys’ and expert fees and costs.

On June 29, 2014, the parties entered into the Settlement pursuant to which the Company agreed to file with the SEC certain supplemental disclosures in connection with the Merger. The Settlement is subject to certain confirmatory discovery to be undertaken by the plaintiff and to the parties’ agreement on the payment of the plaintiff’s attorneys’ fees and expenses.

On July 16, 2014, the Company and all other parties to the litigation entered into the Proposed Settlement which, if consummated, will settle the litigation. Among many other terms, under the Proposed Settlement the Company and all defendants will receive a broad release of any and all claims pertaining to the Series B Private Placement, the Merger, the prior disclosure and a wide variety of other matters. The Proposed Settlement also calls for the parties to ask the court to, among other things, enter orders enjoining other stockholders from bringing similar actions, certifying the putative settlement class, and approving the Proposed Settlement as a fair, final, and binding resolution of the litigation. Under the Proposed Settlement, the Company and the other defendants have expressly denied the allegations of the complaint and denied engaging in any other misconduct, nor will any of them make any payment or in any respect amend the negotiated terms of the since-consummated Series B Private Placement and Merger. Finally, under the Proposed Settlement, the Company and the other defendants have not agreed to pay any legal fees, or reimburse any expenses, allegedly incurred by the plaintiffs who filed the complaint; instead, the Company expects that counsel for those plaintiffs will present any such disputed claim for legal fees and expenses to the court for resolution.

Item 1A.	Risk Factors.

RISK FACTORS

Investment in our stock involves a high degree of risk. You should consider carefully the risks described below, together with other information in this Quarterly Report on Form 10-Q and other public filings, before making investment decisions regarding our stock. If any of the following events actually occur, our business, operating results, prospects or financial condition could be materially and adversely affected. This could cause the trading price of our common stock to decline and you may lose all or part of your investment. Moreover, the risks described below are not the only ones that we face. Additional risks not presently known to us or that we currently deem immaterial may also affect our business, operating results, prospects or financial condition.

We will be required to raise additional funds to finance our operations and remain a going concern; we may not be able to do so when necessary, and/or the terms of any financings may not be advantageous to us.

Our operations to date have consumed substantial amounts of cash. Negative cash flows from our operations are expected to continue over at least the next several years. Our cash utilization amount is highly dependent on the progress of our product development programs, particularly, the results of our preclinical and clinical studies and those of our partners, the cost, timing and outcomes of regulatory approval for our product candidates, and the rate of recruitment of patients in our human clinical trials. In addition, the further development of our ongoing clinical trials will depend on upcoming analysis and results of those studies and our financial resources at that time.

We are aggressively pursuing forms of capital infusion including public or private financing, strategic partnerships or other arrangements with organizations that have capabilities and/or products that are complementary to our own capabilities and/or products, in order to continue the development of our product candidates. However, there can be no assurances that we will complete any financings, strategic alliances or collaborative development agreements, and the terms of such arrangements may not be advantageous to us.

Our ongoing capital requirements will depend on numerous factors, including: the progress and results of preclinical testing and clinical trials of our product candidates under development; the costs of complying with the Food and Drug Administration (“FDA”) and other domestic and foreign regulatory agency requirements, the progress of our research and development programs and those of our partners; the time and costs expended and required to obtain any necessary or desired regulatory approvals; the resources that we devote to manufacturing expenditures; our ability to enter into licensing arrangements, including any unanticipated licensing arrangements that may be necessary to enable us to continue our development and clinical trial programs; the costs and expenses of filing, prosecuting and, if necessary, enforcing our patent claims, or defending against possible claims of infringement by third-party patent or other technology rights; the cost of commercialization activities and arrangements, if any, that we undertake; and, if and when approved, the demand for our products, which demand depends in turn on circumstances and uncertainties that cannot be fully known, understood or quantified unless and until the time of approval, including the range of indications for which any product is granted approval.

We anticipate that we will need to raise additional funds through public or private financing, strategic partnerships or other arrangements. As further discussed below with respect to risks related to ownership of our capital stock, any additional equity financing will be dilutive to our current stockholders and debt financing, if available, may involve restrictive covenants. If we raise funds through collaborative or licensing arrangements, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize. Our failure to raise capital when needed could materially harm our business, financial condition and results of operations.

We have a history of losses, and we anticipate that we will continue to incur losses in the future; our auditors have included in their audit report on our 2013 financial statements an explanatory paragraph as to substantial doubt as to our ability to continue as a going concern.

We have experienced net losses every year since our inception and, as of September 30, 2014, had an accumulated deficit of $22,877,015 (unaudited). Our auditors have included in their audit report a “going concern” explanatory paragraph as to substantial doubt as to our ability to continue as a going concern that assumes the realization of our assets and the satisfaction of our liabilities and commitments in the normal course of business. We anticipate continuing to incur substantial additional losses over at least the next several years due to, among other factors, expenses related to the following: the GMP manufacture of our 5B1 antibody to create clinical trial supplies, conducting Phase I clinical trials with the 5B1 antibody, preclinical testing of follow-on antibody candidates, investor and public relations, SEC compliance efforts, anticipated research and development activities and the general and administrative expenses associated with each of these activities. We have not yet commercialized any product candidates. Our ability to attain profitability will depend upon our ability to develop and commercialize products that are effective and commercially viable, to obtain regulatory approval for the manufacture and sale of our products and to license or otherwise market our products successfully. We may never achieve profitability, and even if we do, we may not be able to sustain being profitable.

If we are unable to obtain required regulatory approvals, we will be unable to market and sell our product candidates.

Our product candidates are subject to extensive governmental regulations relating to development, clinical trials, manufacturing, oversight of clinical investigators, recordkeeping and commercialization. Rigorous preclinical testing and clinical trials and an extensive regulatory review and approval process are required to be successfully completed in the United States and in each foreign jurisdiction in which we offer our products before a new drug or other product can be sold in such jurisdictions. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain, and subject to unanticipated delays. The time required to obtain approval by the FDA, or the regulatory authority in such other jurisdictions is unpredictable and often exceeds five years following the commencement of clinical trials, depending upon the complexity of the product candidate and the requirements of the applicable regulatory agency.

In connection with the clinical development of our product candidates, we face risks that:

•	the product candidate may not prove to be safe and efficacious;

•	patients may die or suffer serious adverse effects for reasons that may or may not be related to the product candidate being tested;

•	we may fail to maintain adequate records of observations and data from our clinical trials, to establish and maintain sufficient procedures to oversee, collect data from, and manage clinical trials, or to monitor clinical trial sites and investigators to the satisfaction of the FDA or other regulatory agencies;

•	the results of later-phase clinical trials may not confirm the results of earlier clinical trials; and

•	the results from clinical trials may not meet the level of statistical significance or clinical benefit-to-risk ratio required by the FDA or other regulatory agencies for marketing approval.

Only a small percentage of product candidates for which clinical trials are initiated receive approval for commercialization. Furthermore, even if we do receive regulatory approval to market a product candidate, any such approval may be subject to limitations such as those on the indicated uses for which we may market a particular product candidate.

Our product candidates have not completed clinical trials, and may never demonstrate sufficient safety and efficacy in order to do so.

Our product candidates are in the clinical and pre-clinical stages of development. In order to achieve profitable operations, we alone, or in collaboration with others, must successfully develop, manufacture, introduce and market our products. The time frame necessary to achieve market success for any individual product is long and uncertain. The products we are currently developing will require significant additional research, development and preclinical and clinical testing prior to application for commercial use or sale. A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in clinical trials, even after showing promising results in early or later-stage studies or clinical trials. Although we have obtained some favorable results to-date in preclinical studies and clinical trials of certain of our potential products, such results may not be indicative of results that will ultimately be obtained in or throughout such clinical trials, and clinical trials may not show any of our products to be safe or capable of producing a desired result. Additionally, we may encounter problems in our clinical trials that may cause us to delay, suspend or terminate those clinical trials.

Further, our research or product development efforts may not be successfully completed, any compounds we currently have under development may not be successfully developed into drugs, may not receive regulatory approval on a timely basis, if at all, and competitors may develop and bring to market products or technologies that render our potential products obsolete. If any of these events occur, our business would be materially and adversely affected.

If clinical trials or regulatory approval processes for our product candidates are prolonged, delayed or suspended, we may be unable to commercialize our product candidates on a timely basis, which would require us to incur additional costs and delay our receipt of any revenue from potential product sales.

We cannot predict whether we will encounter problems with any of our completed, ongoing or planned clinical trials that will cause us or any regulatory authority to delay or suspend those clinical trials or delay the analysis of data derived from them. A number of events, including any of the following, could delay the completion of our ongoing and planned clinical trials and negatively impact our ability to obtain regulatory approval for, and to market and sell, a particular product candidate:

•	conditions imposed on us by the FDA or another foreign regulatory authority regarding the scope or design of our clinical trials;

•	delays in obtaining, or our inability to obtain, required approvals from institutional review boards or other reviewing entities at clinical sites selected for participation in our clinical trials;

•	insufficient supply of our product candidates or other materials necessary to conduct and complete our clinical trials;

•	slow enrollment and retention rate of subjects in our clinical trials;

•	serious and unexpected drug-related side effects related to the product candidate being tested; and

•	delays in meeting manufacturing and testing standards required for production of clinical trial supplies.

Commercialization of our product candidates may be delayed by the imposition of additional conditions on our clinical trials by the FDA or any other applicable foreign regulatory authority or the requirement of additional supportive studies by the FDA or such foreign regulatory authority. In addition, clinical trials require sufficient patient enrollment, which is a function of many factors, including the size of the patient population, the nature of the trial protocol, the proximity of patients to clinical sites, the availability of effective treatments for the relevant disease, the conduct of other clinical trials that compete for the same patients as our clinical trials, and the eligibility criteria for our clinical trials. Our failure to enroll patients in our clinical trials could delay the completion of the clinical trial beyond its expectations. In addition, the FDA could require us to conduct clinical trials with a larger number of subjects than we may have projected for any of our product candidates. We may not be able to enroll a sufficient number of patients in a timely or cost-effective manner. Furthermore, enrolled patients may drop out of our clinical trials, which could impair the validity or statistical significance of the clinical trials.

We do not know whether our clinical trials will begin as planned, will need to be restructured, or will be completed on schedule, if at all. Delays in our clinical trials will result in increased development costs for our product candidates, and our financial resources may be insufficient to fund any incremental costs. In addition, if our clinical trials are delayed, our competitors may be able to bring products to market before we do and the commercial viability of our product candidates could be limited.

Our product candidates will remain subject to ongoing regulatory review even if they receive marketing approval, and if we fail to comply with continuing regulations, we could lose these approvals and the sale of any of our approved commercial products could be suspended.

Even if we receive regulatory approval to market a particular product candidate, the manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion, and record keeping related to the product will remain subject to extensive regulatory requirements. If we fail to comply with the regulatory requirements of the FDA and other applicable domestic and foreign regulatory authorities or discover any previously unknown problems with any approved product, manufacturer, or manufacturing process, we could be subject to administrative or judicially imposed sanctions, including:

•	restrictions on the products, manufacturers, or manufacturing processes;

•	warning letters;

•	civil or criminal penalties;

•	fines;

•	injunctions;

•	product seizures or detentions;

•	pressure to initiate voluntary product recalls;

•	suspension or withdrawal of regulatory approvals; and

•	refusal to approve pending applications for marketing approval of new products or supplements to approved applications.

Our industry is highly competitive, and our product candidates may become obsolete.

We are engaged in a rapidly evolving field. Competition from other pharmaceutical companies, biotechnology companies and research and academic institutions is intense and likely to increase. Many of those companies and institutions have substantially greater financial, technical and human resources than we do. Those companies and institutions also have substantially greater experience in developing products, conducting clinical trials, obtaining regulatory approval and in manufacturing and marketing pharmaceutical products. Our competitors may succeed in obtaining regulatory approval for their products more rapidly than we do. Competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for competitive products. We are aware of potential competitors developing products similar to our sarcoma vaccine, ovarian cancer vaccine and pancreatic cancer antibodies product candidates. Our competitors may succeed in developing products that are more effective and/or cost competitive than those we are developing, or that would render our product candidates less competitive or even obsolete. In addition, one or more of our competitors may achieve product commercialization or patent protection earlier than we do, which could materially adversely affect our business.

If physicians and patients do not accept our future products or if the market for indications for which any product candidate is approved is smaller than expected, we may be unable to generate significant revenue, if any.

Even if any of our product candidates obtain regulatory approval, they may not gain market acceptance among physicians, patients, and third-party payers. Physicians may decide not to recommend our treatments for a variety of reasons including:

•	timing of market introduction of competitive products;

•	demonstration of clinical safety and efficacy compared to other products;

•	cost-effectiveness;

•	limited or no coverage by third-party payers;

•	convenience and ease of administration;

•	prevalence and severity of adverse side effects;

•	restrictions in the label of the drug;

•	other potential advantages of alternative treatment methods; and

•	ineffective marketing and distribution support of its products.

If any of our product candidates are approved, but fail to achieve market acceptance or such market is smaller than anticipated, we may not be able to generate significant revenue and our business would suffer.

As we evolve from a company that is primarily involved in clinical development to a company that is also involved in commercialization, we may encounter difficulties in expanding our operations successfully.

As we advance our product candidates through clinical trials, we will need to expand our development, regulatory, manufacturing, marketing and sales capabilities and may need to further contract with third parties to provide these capabilities. As our operations expand, we likely will need to manage additional relationships with such third parties, as well as additional collaborators, distributors, marketers and suppliers.

Maintaining third party relationships for these purposes will impose significant added responsibilities on members of our management and other personnel. We must be able to: manage our development efforts effectively; recruit and train sales and marketing personnel; manage our participation in the clinical trials in which our product candidates are involved effectively; and improve our managerial, development, operational and finance systems, all of which may impose a strain on our administrative and operational infrastructure.

If we enter into arrangements with third parties to perform sales, marketing or distribution services, any product revenues that we receive, or the profitability of these product revenues to us, are likely to be lower than if we were to market and sell any products that we develop without the involvement of these third parties. In addition, we may not be successful in entering into arrangements with third parties to sell and market our products or in doing so on terms that are favorable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our products.

The uncertainty associated with pharmaceutical reimbursement and related matters may adversely affect our business.

Market acceptance and sales of any one or more of our product candidates will depend on reimbursement policies and may be affected by future healthcare reform measures in the United States and in foreign jurisdictions. Government authorities and third-party payers, such as private health insurers and health maintenance organizations, decide which drugs they will cover and establish payment levels. We cannot be certain that reimbursement will be available for any of our product candidates. Also, we cannot be certain that reimbursement policies will not reduce the demand for, or the price paid for, our products. If reimbursement is not available or is available on a limited basis, we may not be able to successfully commercialize any product candidates that we develop.

In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, also called the Medicare Modernization Act (the “MMA”), changed the way Medicare covers and pays for pharmaceutical products. The legislation established Medicare Part D, which expanded Medicare coverage for outpatient prescription drug purchases by the elderly but provided authority for limiting the number of drugs that will be covered in any therapeutic class. The MMA also introduced a new reimbursement methodology based on average sales prices for physician-administered drugs.

The United States and several foreign jurisdictions are considering, or have already enacted, a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payers in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access to healthcare. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. We expect to experience pricing pressures in connection with the sale of any products that it develops due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals.

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “ACA”), became law in the U.S. The goal of ACA is to reduce the cost of health care and substantially change the way health care is financed by both government and private insurers. While we cannot predict what impact on federal reimbursement policies this legislation will have in general or on our business specifically, the ACA may result in downward pressure on pharmaceutical reimbursement, which could negatively affect market acceptance of, and the price we charge for, any products we develop that receive regulatory approval. We also cannot predict the impact of ACA on our business, as many of the ACA reforms require the promulgation of detailed regulations implementing the statutory provisions, which have not yet been fully promulgated and implemented.

We only have a limited number of employees to manage and operate our business.

As of September 30, 2014, we had a total of 13 full-time employees and 1 employee working on a part-time basis. Our focus on limiting cash utilization requires us to manage and operate our business in a highly efficient manner. We cannot assure you that we will be able to retain adequate staffing levels to run our operations and/or to accomplish all of the objectives that we otherwise would seek to accomplish.

We depend heavily on our executive officers, directors, and principal consultants and the loss of their services would materially harm our business.

We believe that our success depends, and will likely continue to depend, upon our ability to retain the services of our current executive officers, directors, principal consultants and others. In addition, we have established relationships with universities, hospitals and research institutions, which have historically provided, and continue to provide, us with access to research laboratories, clinical trials, facilities and patients. The loss of the services of any of these individuals or institutions would have a material adverse effect on our business.

Due in part to our limited financial resources, we may fail to select or capitalize on the most scientifically, clinically or commercially promising or profitable indications or therapeutic areas for our product candidates or those that are in-licensed, and/or we may be unable to pursue the clinical trials that we would like to pursue.

We have limited technical, managerial and financial resources to determine the indications on which we should focus the development efforts related to our product candidates. Due to our limited available financial resources, we may have curtailed clinical development programs and activities that might otherwise have led to more rapid progress of our product candidates through the regulatory and development processes.

We may make incorrect determinations with regard to the indications and clinical trials on which to focus the available resources that we do have. Furthermore, we cannot assure you that we will be able to retain adequate staffing levels to run our operations and/or to accomplish all of the objectives that we otherwise would seek to accomplish. Our decisions to allocate our research, management and financial resources toward particular indications or therapeutic areas for our product candidates may not lead to the development of viable commercial products and may divert resources from better opportunities. Similarly, our decisions to delay or terminate drug development programs may also cause us to miss valuable opportunities.

If the third parties on which we rely for the conduct of our clinical trials and results do not perform our clinical trial activities in accordance with good clinical practices and related regulatory requirements, we may be unable to obtain regulatory approval for or commercialize our product candidates.

We use independent clinical investigators and other third-party service providers to conduct and/or oversee the clinical trials of our product candidates and expect to continue to do so for the foreseeable future. We rely heavily on these parties for successful execution of our clinical trials. Nonetheless, we are responsible for confirming that each of our clinical trials is conducted in accordance with the FDA’s requirements and our general investigational plan and protocol.

The FDA requires us and our clinical investigators to comply with regulations and standards, commonly referred to as good clinical practices, for conducting and recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the trial participants are adequately protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. Third parties may not complete activities on schedule or may not conduct our clinical trials in accordance with regulatory requirements or the respective trial plans and protocols. The failure of these third parties to carry out their obligations could delay or prevent the development, approval and commercialization of our product candidates or result in enforcement action against us.

We have limited manufacturing capacity and have relied on, and expect to continue to rely on, third-party manufacturers to produce our product candidates.

We do not own or operate manufacturing facilities for the production of clinical or commercial quantities of our product candidates, and we lack the resources and the capabilities to do so. As a result, we currently rely, and expect to rely for the foreseeable future, on third-party manufacturers to supply our product candidates. Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured our product candidates or products ourselves, including:

•	reliance on third-parties for manufacturing process development, regulatory compliance and quality assurance;

•	limitations on supply availability resulting from capacity and scheduling constraints of third-parties;

•	the possible breach of manufacturing agreements by third-parties because of factors beyond our control; and

•	the possible termination or non-renewal of the manufacturing agreements by the third-party, at a time that is costly or inconvenient to us.

If we do not maintain our key manufacturing relationships, we may fail to find replacement manufacturers or develop our own manufacturing capabilities, which could delay or impair our ability to obtain regulatory approval for our products and substantially increases our costs or deplete profit margins, if any. If we do find replacement manufacturers, we may not be able to enter into agreements with them on terms and conditions favorable to us and there could be a substantial delay before new facilities could be qualified and registered with the FDA and other foreign regulatory authorities.

The FDA and other foreign regulatory authorities require manufacturers to register manufacturing facilities. The FDA and corresponding foreign regulators also inspect these facilities to confirm compliance with Current Good Manufacturing Practices (“cGMPs”) Contract manufacturers may face manufacturing or quality control problems causing drug substance production and shipment delays or a situation where the contractor may not be able to maintain compliance with the applicable cGMP requirements. Any failure to comply with cGMP requirements or other FDA and comparable foreign regulatory requirements could adversely affect our clinical research activities and our ability to develop our product candidates and market our products following approval.

Our current and anticipated future dependence upon others for the manufacture of our product candidates may adversely affect our future profit margins and our ability to develop our product candidates and commercialize any products that receive regulatory approval on a timely basis.

We depend extensively on our patents and proprietary technology and the patents and proprietary technology we license from others, and we must protect those assets in order to preserve our business.

Although we expect to seek patent protection for any compounds we discover and/or for any specific use we discover for new or previously known compounds, any or all of such compounds or new uses may not be subject to effective patent protection. Further, the development of regimens for the administration of our vaccines, which involve specifications for the frequency, timing and amount of dosages, has been, and we believe may continue to be, important to our efforts, although those processes, as such, may not be patentable. In addition, our issued patents may be declared invalid or our competitors may find ways to avoid the claims in the patents.

Our success will depend, in part, on our ability to obtain patents, protect our trade secrets and operate without infringing on the proprietary rights of others. As of September 30, 2014, we were the exclusive licensee, sole assignee or co-assignee of 20 granted United States patents, 16 pending United States patent applications and 41 international patents. The patent position of pharmaceutical and biotechnology firms like us are generally highly uncertain and involves complex legal and factual questions, resulting in both an apparent inconsistency regarding the breadth of claims allowed in United States patents and general uncertainty as to their legal interpretation and enforceability. Accordingly, patent applications assigned or exclusively licensed to us may not result in patents being issued, any issued patents assigned or exclusively licensed to us may not provide us with competitive protection or may be challenged by others, and the current or future granted patents of others may have an adverse effect on our ability to do business and achieve profitability. Moreover, because some of the basic research relating to one or more of our patent applications and/or patents were performed at various universities and/or funded by grants, one or more universities, employees of such universities and/or grantors could assert that they have certain rights in such research and any resulting products. Further, others may independently develop similar products, may duplicate our products, or may design around our patent rights. In addition, as a result of the assertion of rights by a third-party or otherwise, we may be required to obtain licenses to patents or other proprietary rights of others in or outside of the United States. Any licenses required under any such patents or proprietary rights may not be made available on terms acceptable to us, if at all. If we do not obtain such licenses, we could encounter delays in product market introductions during our attempts to design around such patents or could find that the development, manufacture or sale of products requiring such licenses is foreclosed. In addition, we could incur substantial costs in defending suits brought against us or in connection with patents to which we hold licenses or in bringing suit to protect our own patents against infringement.

We require employees and the institutions that perform our preclinical and clinical trials to enter into confidentiality agreements with us. Those agreements provide that all confidential information developed or made known to a party to any such agreement during the course of the relationship with us be kept confidential and not be disclosed to third-parties, except in specific circumstances. Any such agreement may not provide meaningful protection for our trade secrets or other confidential information in the event of unauthorized use or disclosure of such information.

With respect to our vaccine programs we have licensed in rights to antibody programs and other programs from third parties. If these license agreements terminate or expire, we may lose the licensed rights to some or all of our product candidates. We may not be able to continue to develop them or, if they are approved, market or commercialize them.

We depend on license agreements with third-parties for certain intellectual property rights relating to our product candidates, including, but not limited to, the license of certain intellectual property rights from MSKCC. In general, our license agreements require us to make payments and satisfy performance obligations in order to keep these agreements in effect and retain our rights under them. These payment obligations can include upfront fees, maintenance fees, milestones, royalties, patent prosecution expenses, and other fees. These performance obligations typically include diligence obligations. If we fail to pay, be diligent or otherwise perform as required under our license agreements, we could lose the rights under the patents and other intellectual property rights covered by these agreements. If disputes arise under any of our in-licenses, including our in-licenses from MSKCC, we could lose our rights under these agreements. Any such dispute may not be resolvable on favorable terms, or at all. Whether or not any disputes of this kind are favorably resolved, our management’s time and attention and our other resources could be consumed by the need to attend to these disputes and our business could be harmed by the emergence of such a dispute.

If we lose our rights under these agreements, we might not be able to develop any related product candidates further, or following regulatory approval, if any, we might be prohibited from marketing or commercializing these product candidates. In particular, patents previously licensed to us might, after termination of an agreement, be used to stop us from conducting these activities.

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

Our restated certificate of incorporation, our amended and restated by-laws and Delaware law could deter a change of our management which could discourage or delay offers to acquire us.

Certain provisions of Delaware law and of our restated certificate of incorporation, as amended, and amended and restated by-laws, could discourage or make it more difficult to accomplish a proxy contest or other change in our management or the acquisition of control by a holder of a substantial amount of our voting stock. It is possible that these provisions could make it more difficult to accomplish, or could deter, transactions that stockholders may otherwise consider to be in their best interests or in our best interests. These provisions include:

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

Additional equity financings or other share issuances by us, including shares issued in connection with strategic alliances and corporate partnering transactions, could adversely affect the market price of our common stock. Sales by existing stockholders of a large number of shares of our common stock in the public market or the perception that additional sales could occur could cause the market price of our common stock to drop. Substantially all of our outstanding shares of common stock were freely tradable and, in limited cases, subject to certain volume, notice and manner of sale restrictions under Rule 144 under the Securities Act.

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

Our stock prices and the market prices for securities of biotechnology companies in general have been highly volatile, with recent significant price and volume fluctuations, and may continue to be highly volatile in the future. During the nine months ended September 30, 2014, our common stock traded between $3.61 and $15.00, and on September 30, 2014, our common stock closed at $6.50. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock, some of which are beyond our control:

•	developments regarding, or the results of, our clinical trials;

•	announcements of technological innovations or new commercial products by our competitors or us;

•	our issuance of equity or debt securities, or disclosure or announcements relating thereto;

•	developments concerning proprietary rights, including patents;

•	developments concerning our collaborations;

•	publicity regarding actual or potential medical results relating to products under development by our competitors or us;

•	regulatory developments in the United States and foreign countries;

•	litigation;

•	economic and other external factors or other disaster or crisis; or

•	period-to-period fluctuations in our financial results.

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

The rights of our common stockholders are limited by and subordinate to the rights of the holders of our Series A-1 preferred stock and our Series B preferred stock; these rights may have a negative effect on the value of shares of our common stock.

The holders of our Series A-1 preferred stock and the holders of our Series B preferred stock have rights and preferences generally superior to those of the holders of common stock. The existence of these superior rights and preferences may have a negative effect on the value of shares of our common stock. These rights are more fully set forth in our Series A-1 certificate of designations and our Series B certificate of designations, respectively, and include, but are not limited to:

•	the right to receive a liquidation preference, prior to any distribution of our assets to the holders of our common stock, in an amount equal to $ 1.676708000 per share for our Series A-1 preferred stock and $2.00 per share for our Series B preferred stock, subject to adjustments, and all accrued and unpaid dividends;

•	the right to convert into shares of our common stock at the conversion price set forth in the Series A-1 certificate of designations and Series B certificate of designations, respectively, which may be adjusted as set forth therein; and

•	the right to receive dividends in arrears at a rate of 8% per annum in preference to the holders of our common stock and to receive dividends made to holders of our common stock on an as converted basis.

The holders of our Series A-1 preferred stock and our Series B preferred stock will have the right to block certain fundamental transactions as further described in our Series A-1 certificate of designations and Series B certificate of designations, respectively; these holders may use this right to negotiate terms more favorable to the holders of the Series A-1 preferred stock and Series B preferred stock to the detriment of the holders of other classes of our capital stock or may prevent us from completing transactions favorable to us and the holders of other classes of our capital stock.

As further set forth in the Series A-1 certificate of designations, the holders of a majority of our issued and outstanding Series A-1 preferred stock, Series B preferred stock or Hudson Bay Opportunities Fund LP and/or its affiliates (“Hudson Bay”), have the right to approve or block certain transactions, including transactions that:

•	create or issue additional or other capital stock or securities exchangeable for or convertible or exercisable into capital stock pari passu with or senior to the Series A-1 preferred stock or Series B preferred stock;

•	reclassify, alter or amend any of our existing securities that are pari passu with the Series A-1 preferred stock or Series B preferred stock;

•	change the authorized number of shares of our capital stock;

•	create or issue debt securities;

•	authorize or effect payment of dividends or distributions on our capital stock;

•	authorize or effect change of control, dissolution or liquidation events;

•	amend or repeal our certificate of incorporation or bylaws;

•	amend, alter or repeal preferences, special rights or other powers of our Series A-1 preferred stock or Series B preferred stock;

•	avoid the observance or performance of the terms of our Series A-1 or Series B certificates of designations; and

•	effect any change in our principal business.

Hudson Bay and/or our Series A-1 preferred stockholders and/or our Series B preferred stockholders may have interests differing from or detrimental to other holders of other classes of our capital stock with respect to these fundamental transactions. Obtaining the consent of these holders may delay or limit our ability to enter into transactions that may be beneficial to the holders of other classes of our capital stock.

A limited public trading market may cause volatility in the price of our common stock.

Our common stock is currently quoted on the OTCQB marketplace. Despite our appeal to the NASDAQ Listing Council as described in Part I, there is no assurance that our stock will again be eligible for trading on the NASDAQ Capital Market or any other national securities exchange in the near future. The quotation of our common stock on the OTCQB marketplace does not assure that a meaningful, consistent and liquid trading market currently exists, and in recent years such market has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies like us. Our common stock is subject to this volatility. Sales of substantial amounts of common stock, or the perception that such sales might occur, could adversely affect prevailing market prices of our common stock and our stock price may decline substantially in a short time and our stockholders could suffer losses or be unable to liquidate their holdings.

The floating conversion price for our Series B Preferred Stock may lead to significant shareholder dilution and a corresponding drop in the market price of our common stock.

As described above and in the Series B certificate of designations, our Series B preferred stock is convertible into our common stock at a “floating” conversion price. Following the Adjustment Date (as defined in the Series B certificate of designations), this conversion price adjusts according to the market price of our common stock. If the market price of our common stock declines, shares of Series B preferred stock will be convertible into a greater number of shares of common stock, which could have the effect of diluting the ownership interest of all other holders of our common stock. If the market price of our common stock were to decline significantly, this dilution could be substantial. Furthermore, any such dilution may cause the market price of the common stock to decline further, resulting in additional dilution and a continued potential adverse effect on the common stock price thereafter and could result in an imbalance of supply and demand for our common stock and reduce its price. This series of events could lead to a repetitive cycle, further and successively driving the market price of our common stock downward. The further the market price of our common stock declines, the further the floating conversion price will fall and the greater the number of shares we will have to issue upon conversion. In addition to affecting the market price of our common stock and diluting the value of each share of common stock for existing shareholders, the floating conversion price and the effects that it may have may also make it more difficult for us to raise capital in the future, which could adversely affect our ability to operate or grow our business.

We may not be able to achieve secondary trading of our stock in certain states because our common stock is no longer nationally traded, which could subject our stockholders to significant restrictions and costs.

Because our common stock is no longer eligible for trading on the NASDAQ Capital Market or on a national securities exchange, our common stock is subject to the securities laws of the various states and jurisdictions of the United States in addition to federal securities law. While we may register our common stock or qualify for exemptions for our common stock in one of more states, if we fail to do so the investors in those states where we have not taken such steps may not be allowed to purchase our stock or those who presently hold our stock may not be able to resell their shares without substantial effort and expense. These restrictions and potential costs could be significant burdens on our stockholders.

Our management and our independent registered public accounting firm identified certain material weaknesses in our internal controls over financial reporting upon completion of our audit in May of 2014 and during our assessment of our internal controls over financial reporting at the end of June 2014. Our management also determined that portions of certain material weaknesses in our internal controls over financial reporting still existed during our assessment at the end of September 2014. If we are unable to maintain effective internal controls, we may not be able to produce timely and accurate financial statements, and our independent registered public accounting firm could conclude that our internal controls over financial reporting are not effective, which could adversely impact investor confidence and our stock price.

In connection with the audit of MabVax Therapeutics’ financial statements as of and for the year ended December 31, 2013, MabVax Therapeutics management and its independent registered public accounting firm identified material weaknesses in its internal control over financial reporting relating to the reporting of non-routine complex transactions and the lack of segregation of duties. These material weaknesses were primarily the result of a limited number of employees in the accounting department at MabVax Therapeutics. In June 2014, MabVax Therapeutics added to its accounting staff both an assistant controller and a person dedicated solely to processing accounts payable. These persons have continued to work in these capacities following the Merger, but management believes additional staffing is still required to provide for more depth for more independent reviews for completeness and accuracy in a timely manner. Our management is responsible for maintaining, implementing and testing our internal controls over financial reporting. These efforts to maintain an effective control environment may not be sufficient to remediate any material weaknesses identified by our independent registered accounting firm and may not prevent significant deficiencies from occurring.

A material weakness is a deficiency, or combination of deficiencies, such that there is reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis by our employees. A control system, no matter how well designed and operated, can provide only reasonable assurance that the control system’s objectives will be met. There are inherent limitations in all control systems and no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and all instances of fraud will be detected. If management identifies future material weaknesses in our internal controls over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, if we are unable to assert that our internal controls over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, if and when required, investors may lose confidence in the accuracy and completeness of our financial reports and the value of our capital stock could be negatively affected, and we could become subject to criminal and civil investigations by the stock exchange or marketplace on which our securities are then listed, the SEC or other regulatory authorities.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Merger Issuances

The disclosures in Notes 1 (Basis of Presentation), 6 (Merger with MabVax Therapeutics, Inc.) and 7 (Convertible Preferred Stock, Common Stock and Warrants) of Item 1 of Part I of this Quarterly Report and in Item 2 of Part 1 of the Quarterly Report with respect to the securities issued in the Merger are hereby incorporated by reference.

MabVax Common Stock Private Placement

The disclosures in Note 7 of Item 1 of Part I of this Quarterly Report and in Item 2 of Part I of this Quarterly Report with respect to the securities issued pursuant to the MabVax Common Stock Financing are hereby incorporated by reference.

Exchange Agreement Issuance

The disclosures in Note 7 of Item 1 of Part I of this Quarterly Report and in Item 2 of Part I of this Quarterly Report with respect to the securities issued pursuant to the Exchange Agreement are hereby incorporated by reference.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

		Incorporated by Reference
Exhibit No.	Description	Form	Filing Date/Period End	Exhibit Number

2.1	Agreement and Plan of Merger and Reorganization, dated May 12, 2014, between the Company, Tacoma Acquisition Corp., Inc. and MabVax Therapeutics, Inc.	8-K	5/12/2014	2.1

		Incorporated by Reference
Exhibit No.	Description	Form	Filing Date/Period End	Exhibit Number

2.2	Amendment No. 1, dated as of June 30, 2014, by and between the Company and MabVax Therapeutics, Inc.	8-K	7/1/2014	2.1

2.3	Amendment No. 2 to the Agreement and Plan of Merger, dated July 7, 2014, by and among the Company, Tacoma Acquisition Corp. and MabVax Therapeutics, Inc.	8-K	7/9/2014	2.1

3.1	Certificate of Designations, Preferences and Rights of Series A-1 Convertible Preferred Stock	8-K	7/9/2014	3.1

3.2	Amended and Restated Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock	8-K	7/9/2014	3.2

3.3	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock	8-K	9/3/2014	3.1

3.4	Amended and Restated Certificate of Incorporation	8-K	9/9/2014	3.1

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8-K	9/9/2014	3.2

3.6	Amended and Restated Bylaws	8-K	12/14/2007	3.2

4.1	Securities Purchase Agreement, dated May 12, 2014, between the Company and the investors identified on the Schedule of Buyers therein and the Form of Registration Rights Agreement, attached thereto as Exhibit C	8-K	5/12/2014	10.1

4.2	Securities Purchase Agreement, dated as of February 12, 2014, between MabVax Therapeutics, Inc. and the purchasers set forth on the signature pages thereto including that certain Amendment No. 1 to Securities Purchase Agreement, dated as of May 12, 2014, between MabVax Therapeutics, Inc. and the persons and entities identified on the signature pages thereto	8-K	5/12/2014	10.3

4.3	Registration Rights Agreement, dated as of February 12, 2014, between MabVax Therapeutics, Inc. and the persons and entities identified on the signature pages thereto	8-K	5/12/2014	10.2

4.4	Omnibus Amendment and Stockholder Consent, dated July 7, 2014, by and among the Company and the Purchasers	8-K	7/9/2014	10.1

4.5	Form of Parent Common Stock Warrant	8-K	7/9/2014	4.1

4.6	Form of Warrant to Purchase Common Stock	8-K	7/9/2014	4.2

4.7	Form of Exchange Agreement	8-K	9/3/2014	10.1

		Incorporated by Reference
Exhibit No.	Description	Form	Filing Date/Period End	Exhibit Number

4.8	Form of Waiver Letter	8-K	9/3/2014	10.2

4.9	Form of Common Stock Certificate	S-1	9/29/2014	4.1

4.10	Form of Waiver Extension Letter	8-K	9/30/2014	10.1

10.1 *	Separation Agreement and Release, dated May 12, 2014, between Michael M. Wick and the Company	8-K	5/12/2014	10.4

10.2 *	Separation Agreement and Release, dated May 12, 2014, between William P. Kaplan and the Company	8-K	5/12/2014	10.5

10.3 *	Separation Agreement and Release, dated May 12, 2014, between Steven R. Schow and the Company	8-K	5/12/2014	10.6

10.4 *	Separation Agreement and Release, dated May 12, 2014, between Wendy K. Wee and the Company	8-K	5/12/2014	10.7

10.5 *	Michael Wick Resignation Letter, dated July 7, 2014	8-K	7/9/2014	99.1

10.6 *	Edward W. Cantrall Resignation Letter, dated July 7, 2014	8-K	7/9/2014	99.2

10.7 *	Steven R. Goldring Resignation Letter, dated July 7, 2014	8-K	7/9/2014	99.3

10.9 *	Richard B. Newman Resignation Letter, dated July 7, 2014	8-K	7/9/2014	99.4

10.10 *	Employment Agreement, dated July 8, 2014, by and between MabVax Therapeutics, Inc. and J. David Hansen	10-Q	8/8/2014	10.9

10.11 *	Employment Agreement, dated July 8, 2014, by and between MabVax Therapeutics, Inc. and Gregory P. Hanson	10-Q	8/8/2014	10.10

10.12 *	Employment Agreement, dated July 8, 2014, by and between MabVax Therapeutics, Inc. and Wolfgang W. Scholz, Ph.D.	10-Q	8/8/2014	10.11

10.13	Securities Purchase Agreement, dated July 8, 2014, by and between MabVax Therapeutics, Inc. and certain institutional investors set forth therein	10-Q	8/8/2014	10.12

10.14 *	Form of Indemnification Agreement	8-K	9/9/2014	10.1

10.15 *	Amended and Restated MabVax Therapeutics Holdings, Inc. 2014 Employee, Director and Consultant Equity Incentive Plan and related documents	S-1	9/29/2014	10.21

10.16 *	Non-Employee Director Compensation Policy	S-1	9/29/2014	10.22

		Incorporated by Reference
Exhibit No.	Description	Form	Filing Date/Period End	Exhibit Number

10.17	Standard Industrial Net Lease, dated as of May 23, 2008, by and between MabVax Therapeutics, Inc. and Sorrento Square	S-1	9/29/2014	10.23

10.18	First Amendment to that Standard Industrial Net Lease, dated May 6, 2010, by and between MabVax Therapeutics, Inc. and Sorrento Square	S-1	9/29/2014	10.24

10.19	Second Amendment to that Standard Industrial Net Lease, dated August 1, 2012, by and between the Company and Sorrento Square	S-1	9/29/2014	10.25

10.20 *	Employment Agreement, dated July 21, 2014, 2014, by and between MabVax Therapeutics, Inc. and Paul Maffuid, Ph.D.	S-1	9/29/2014	10.31

10.21 y	Development and Manufacturing Services Agreement, dated April 15, 2014, by and between MabVax Therapeutics, Inc. and Gallus BioPharmaceuticals NJ, LLC	S-1/A	10/14/2014	10.26

10.22 y	Exclusive License Agreement for “Polyvalent Conjugate Vaccines for Cancer” (SK#14491), dated as of June 30, 2008, by and between MabVax Therapeutics, Inc. and Sloan-Kettering Institute for Cancer Research	S-1/A	10/14/2014	10.27

10.23 y	Research and License Agreement, dated as of April 7, 2008, by and between MabVax Therapeutics, Inc. and Sloan-Kettering Institute for Cancer Research	S-1/A	10/14/2014	10.28

10.24 y	Exclusive License to Unimolecular Antibodies, dated October 13, 2011, by and between MabVax Therapeutics, Inc. and Sloan-Kettering Institute for Cancer Research	S-1/A	10/14/2014	10.29

10.25 y	Option Agreement, dated August 29, 2014, by and between MabVax Therapeutics, Inc. and Juno Therapeutics, Inc.	S-1/A	10/14/2014	10.30

10.26	SBIR Contract from National Cancer Institute	S-1/A	10/14/2014	10.34

31.1 Δ	Certification of Principal Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2 K	Certification of Principal Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1 K	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 K	Interactive data file

Δ	Filed herewith
K	Furnished herewith
y	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been submitted separately to the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2014	MABVAX THERAPEUTICS HOLDINGS, INC.

	By:	/s/ J. David Hansen
J. David Hansen
President and Chief Executive Officer (principal executive officer authorized to sign on behalf of the registrant)

By:	/s/ Gregory P. Hanson
Gregory P. Hanson
Chief Financial Officer (principal financial and accounting officer authorized to sign on behalf of the registrant)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description	Form	Filing Date/Period End	Exhibit Number

2.1	Agreement and Plan of Merger and Reorganization, dated May 12, 2014, between the Company, Tacoma Acquisition Corp., Inc. and MabVax Therapeutics, Inc.	8-K	5/12/2014	2.1

2.2	Amendment No. 1, dated as of June 30, 2014, by and between the Company and MabVax Therapeutics, Inc.	8-K	7/1/2014	2.1

2.3	Amendment No. 2 to the Agreement and Plan of Merger, dated July 7, 2014, by and among the Company, Tacoma Acquisition Corp. and MabVax Therapeutics, Inc.	8-K	7/9/2014	2.1

3.1	Certificate of Designations, Preferences and Rights of Series A-1 Convertible Preferred Stock	8-K	7/9/2014	3.1

3.2	Amended and Restated Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock	8-K	7/9/2014	3.2

3.3	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock	8-K	9/3/2014	3.1

3.4	Amended and Restated Certificate of Incorporation	8-K	9/9/2014	3.1

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8-K	9/9/2014	3.2

3.6	Amended and Restated Bylaws	8-K	12/14/2007	3.2

4.1	Securities Purchase Agreement, dated May 12, 2014, between the Company and the investors identified on the Schedule of Buyers therein and the Form of Registration Rights Agreement, attached thereto as Exhibit C	8-K	5/12/2014	10.1

4.2	Securities Purchase Agreement, dated as of February 12, 2014, between MabVax Therapeutics, Inc. and the purchasers set forth on the signature pages thereto including that certain Amendment No. 1 to Securities Purchase Agreement, dated as of May 12, 2014, between MabVax Therapeutics, Inc. and the persons and entities identified on the signature pages thereto	8-K	5/12/2014	10.3

4.3	Registration Rights Agreement, dated as of February 12, 2014, between MabVax Therapeutics, Inc. and the persons and entities identified on the signature pages thereto	8-K	5/12/2014	10.2

		Incorporated by Reference
Exhibit No.	Description	Form	Filing Date/Period End	Exhibit Number

4.4	Omnibus Amendment and Stockholder Consent, dated July 7, 2014, by and among the Company and the Purchasers	8-K	7/9/2014	10.1

4.5	Form of Parent Common Stock Warrant	8-K	7/9/2014	4.1

4.6	Form of Warrant to Purchase Common Stock	8-K	7/9/2014	4.2

4.7	Form of Exchange Agreement	8-K	9/3/2014	10.1

4.8	Form of Waiver Letter	8-K	9/3/2014	10.2

4.9	Form of Common Stock Certificate	S-1	9/29/2014	4.1

4.10	Form of Waiver Extension Letter	8-K	9/30/2014	10.1

10.1 *	Separation Agreement and Release, dated May 12, 2014, between Michael M. Wick and the Company	8-K	5/12/2014	10.4

10.2 *	Separation Agreement and Release, dated May 12, 2014, between William P. Kaplan and the Company	8-K	5/12/2014	10.5

10.3 *	Separation Agreement and Release, dated May 12, 2014, between Steven R. Schow and the Company	8-K	5/12/2014	10.6

10.4 *	Separation Agreement and Release, dated May 12, 2014, between Wendy K. Wee and the Company	8-K	5/12/2014	10.7

10.5 *	Michael Wick Resignation Letter, dated July 7, 2014	8-K	7/9/2014	99.1

10.6 *	Edward W. Cantrall Resignation Letter, dated July 7, 2014	8-K	7/9/2014	99.2

10.7 *	Steven R. Goldring Resignation Letter, dated July 7, 2014	8-K	7/9/2014	99.3

10.9 *	Richard B. Newman Resignation Letter, dated July 7, 2014	8-K	7/9/2014	99.4

10.10 *	Employment Agreement, dated July 8, 2014, by and between MabVax Therapeutics, Inc. and J. David Hansen	10-Q	8/8/2014	10.9

10.11 *	Employment Agreement, dated July 8, 2014, by and between MabVax Therapeutics, Inc. and Gregory P. Hanson	10-Q	8/8/2014	10.10

10.12 *	Employment Agreement, dated July 8, 2014, by and between MabVax Therapeutics, Inc. and Wolfgang W. Scholz, Ph.D.	10-Q	8/8/2014	10.11

10.13	Securities Purchase Agreement, dated July 8, 2014, by and between MabVax Therapeutics, Inc. and certain institutional investors set forth therein	10-Q	8/8/2014	10.12

		Incorporated by Reference
Exhibit No.	Description	Form	Filing Date/Period End	Exhibit Number

10.14 *	Form of Indemnification Agreement	8-K	9/9/2014	10.1

10.15 *	Amended and Restated MabVax Therapeutics Holdings, Inc. 2014 Employee, Director and Consultant Equity Incentive Plan and related documents	S-1	9/29/2014	10.21

10.16 *	Non-Employee Director Compensation Policy	S-1	9/29/2014	10.22

10.17	Standard Industrial Net Lease, dated as of May 23, 2008, by and between MabVax Therapeutics, Inc. and Sorrento Square	S-1	9/29/2014	10.23

10.18	First Amendment to that Standard Industrial Net Lease, dated May 6, 2010, by and between MabVax Therapeutics, Inc. and Sorrento Square	S-1	9/29/2014	10.24

10.19	Second Amendment to that Standard Industrial Net Lease, dated August 1, 2012, by and between the Company and Sorrento Square	S-1	9/29/2014	10.25

10.20 *	Employment Agreement, dated July 21, 2014, 2014, by and between MabVax Therapeutics, Inc. and Paul Maffuid, Ph.D.	S-1	9/29/2014	10.31

10.21 y	Development and Manufacturing Services Agreement, dated April 15, 2014, by and between MabVax Therapeutics, Inc. and Gallus BioPharmaceuticals NJ, LLC	S-1/A	10/14/2014	10.26

10.22 y	Exclusive License Agreement for “Polyvalent Conjugate Vaccines for Cancer” (SK#14491), dated as of June 30, 2008, by and between MabVax Therapeutics, Inc. and Sloan-Kettering Institute for Cancer Research	S-1/A	10/14/2014	10.27

10.23 y	Research and License Agreement, dated as of April 7, 2008, by and between MabVax Therapeutics, Inc. and Sloan-Kettering Institute for Cancer Research	S-1/A	10/14/2014	10.28

10.24 y	Exclusive License to Unimolecular Antibodies, dated October 13, 2011, by and between MabVax Therapeutics, Inc. and Sloan-Kettering Institute for Cancer Research	S-1/A	10/14/2014	10.29

10.25 y	Option Agreement, dated August 29, 2014, by and between MabVax Therapeutics, Inc. and Juno Therapeutics, Inc.	S-1/A	10/14/2014	10.30

10.26	SBIR Contract from National Cancer Institute	S-1/A	10/14/2014	10.34

31.1 Δ	Certification of Principal Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

Incorporated by Reference
Exhibit No.	Description	Form	Filing Date/Period End	Exhibit Number

31.2 K	Certification of Principal Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1 K	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 K	Interactive data file

Δ	Filed herewith
K	Furnished herewith
y	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been submitted separately to the Securities and Exchange Commission.