Form 10-Q/A
period 2014-09-30
MABVAX THERAPEUTICS HOLDINGS, INC.
filed 2015-03-25
CIK 1109196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to amend our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 as originally filed with the Securities and Exchange Commission (the “SEC”) on November, 14, 2014, (“Original Filing”). This Form 10-Q/A also amends certain other items in the Original Filing, as listed in “Items Amended in the Form 10-Q/A” below as a result of the restatement. Details are discussed below and in Note 1A to the accompanying unaudited condensed consolidated financial statements.

Restatement Background

We have determined that our previously reported results for the three and nine months ended September 30, 2014, erroneously included employee severance expense after the date of Merger (as that term is defined in the Notes to Unaudited Condensed Consolidated Financial Statements) and should have included it as a liability as part of the purchase price allocation. The Unaudited Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2014, included in this Form 10-Q/A has been restated to remove the effects of $668,322 in severance expense. This adjustment reduces the accumulated deficit, and increases goodwill and stockholders’ equity by the same amount. We have made necessary conforming changes in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” resulting from the correction of this error.

Along with restating our unaudited condensed consolidated financial statements for the quarter ended September 30, 2014, to correct the error discussed above, the Company is correcting other immaterial errors as a result of this restatement. These errors amounted to reducing expenses relating to research and development by approximately $307,000 in the three months ended September 30, 2014, and this adjustment did not affect the nine months ended September 30, 2014.

Items Amended in the Form 10-Q/A

This Form 10-Q/A sets forth the Original Filing, in its entirety, as modified and superseded as necessary to reflect the restatement. The following items in the Original Filing have been amended as a result of, and to reflect, the restatement:

•	Part I, Item 1 Financial Statements (Restated)

•	Part I, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q/A is presented as of the filing date of the Original Filing and does not reflect events occurring after that date, or modify or update the information contained therein other than as required to correct the errors and record the adjustments described above.

In accordance with applicable SEC rules, this Form 10-Q/A includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, from our Chief Executive Officer and Chief Financial Officer dated as of the filing date of this Form 10-Q/A.

INDEX

		Page
PART I.	FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements (unaudited) (restated)

	Condensed Consolidated Balance Sheets at September 30, 2014 (unaudited) (restated) and December 31, 2013	4

	Condensed Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2014 and 2013 (unaudited) (restated)	5

	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock, Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Nine Months Ended September 30, 2014 (unaudited) (restated)	6

	Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2014 and 2013 (unaudited) (restated)	9

	Notes to Unaudited Condensed Consolidated Financial Statements	10

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4:	Controls and Procedures	36

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	37

Item 1A:	Risk Factors	38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49

Item 3.	Defaults Upon Senior Securities	49

Item 4.	Mine Safety Disclosures	49

Item 5.	Other Information	49

Item 6:	Exhibits	49

SIGNATURES		54

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements (Restated)

MABVAX THERAPEUTICS HOLDINGS, INC.

Condensed Consolidated Balance Sheets

	September 30,	December 31, 2013
	2014 (Restated)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,452,556	$354,254
Receivable	26,963	—
Prepaid expenses	415,751	44,408
Other current assets	25,360	—

Total current assets	3,920,630	398,662
Property and equipment, net	54,710	24,487
Goodwill	6,826,003	—
Other	—	14,285

Total assets	$10,801,343	$437,434

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$666,585	$66,977
Accrued compensation	390,773	169,123
Accrued clinical operations and site costs	426,492	773,523
Related party liabilities	—	240,000
Other accrued expenses	1,019,710	24,963
Warrant liability	341,301	—

Total current liabilities	2,844,861	1,274,586

Commitments and contingencies

Redeemable preferred stock:
MabVax Series A redeemable convertible preferred stock, 956,240 shares authorized, 956,240 shares issued and outstanding as of December 31, 2013 with a liquidation preference of $8,013,996 as of December 31, 2013	—	5,787,906
MabVax Series B redeemable convertible preferred stock, 2,000,000 shares authorized, 891,485 shares issued and outstanding as of December 31, 2013 with a liquidation preference of $6,509,866 as of December 31, 2013	—	6,737,276
MabVax Therapeutics Holdings Series B redeemable convertible preferred stock, 1,250,000 shares authorized, issued and outstanding as of September 30, 2014 with a liquidation preference of $2,576,712 as of September 30, 2014	1,787,614	—

Total redeemable preferred stock	1,787,614	12,525,182

Stockholders’ equity (deficit):
Series A-1 convertible preferred stock, 2,763,000 shares authorized, 2,762,841 shares issued and outstanding as of September 30, 2014, with a liquidation preference of $4,803,006 as of September 30, 2014	6,891,572	—
Series C convertible preferred stock, 200,000 shares authorized, 118,970 shares issued and outstanding as of September 30, 2014 with no liquidation preference	1,190	—

Common stock, $0.01 par value; 150,000,000 shares authorized as of September 30, 2014, 1,868,914 and 230,503 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	18,689	2,305
Additional paid-in capital	21,466,110	607,913

Accumulated deficit	(22,208,693)	(13,972,552)

Total stockholders’ equity (deficit)	6,168,868	(13,362,334)

Total liabilities, redeemable preferred stock and stockholders’ equity (deficit)	$10,801,343	$437,434

See Accompanying Notes to Condensed Consolidated Financial Statements.

MABVAX THERAPEUTICS HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014 (Restated)	2013	2014 (Restated)	2013
Revenues:
Grants	$62,492	$22,381	$219,832	$253,519
Other	10,000	—	10,000	—

Total revenues	72,492	22,381	229,832	253,519

Operating costs and expenses:
Research and development	763,674	1,012,256	2,401,090	2,317,165
General and administrative	1,842,879	352,927	3,769,049	1,101,377

Total operating costs and expenses	2,606,553	1,365,183	6,170,139	3,418,542

Loss from operations	(2,534,061)	(1,342,802)	(5,940,307)	(3,165,023)

Interest and other income (expense)	(27)	(515)	(291)	(1,305)
Change in fair value of warrant liability	226,584	—	226,584	—

Net loss	(2,307,504)	(1,343,317)	(5,714,014)	(3,166,328)
Deemed dividend on Series A-1 preferred stock	—	—	(2,214,911)	—
Accretion of preferred stock dividends	(213,452)	—	(307,216)	—

Net loss available to common stockholders	$(2,520,956)	$(1,343,317)	$(8,236,141)	$(3,166,328)

Basic and diluted net loss per share	$(1.54)	$(5.83)	$(11.24)	$(13.74)

Shares used to calculate basic and diluted net loss per share	1,631,932	230,503	732,962	230,503

See Accompanying Notes to Condensed Consolidated Financial Statements.

MABVAX THERAPEUTICS HOLDINGS, INC.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock, Convertible Preferred Stock and Stockholders’ Equity (Deficit)

For the Nine Months Ended September 30, 2014

(Unaudited)

	Redeemable Convertible Preferred Stock
	MabVax Series A		MabVax Series B		MabVax Series C-1		Series B		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2013	956,240	$5,787,906	891,485	$6,737,276	—	—	—	—	$12,525,182
Adjusted for Merger and Reverse Split, and change in par from $0.001 per share to $0.01 per share	—	—	—	—	—	—	—	—	—
Exercise of Series B warrant in January at $0.01 per share	—	—	194,281	1,942	—	—	—	—	1,942
Conversion of $240,000 in accounts payable into 44,466 shares of common stock in February	—	—	—	—	—	—	—	—	—
Issuance of MabVax Series C-1 preferred stock in February at $0.84 per share, net of issuance costs of $126,345	—	—	—	—	3,697,702	2,973,655	—	—	2,973,655
Deemed dividend related to beneficial conversion feature of MabVax Series C-1 preferred in February	—	—	—	—	—	2,214,911	—	—	2,214,911
Issuance of common stock at $9.32 per share, net of issuance costs of $148,021 in June and July	—	—	—	—	—	—	—	—	—
Reclassification of Series A and Series B to equity in June	(956,240)	(5,787,906)	(1,085,766)	(6,739,218)	—	—	—	—	(12,527,124)
Conversion of Series A to common stock in July	—	—	—	—	—	—	—	—	—
Conversion of Series B to common stock in July	—	—	—	—	—	—	—	—	—
Accretion of redemption value for Series C-1 to July 8, 2014	—	—	—	—	—	99,200	—	—	99,200
Exercise of Series C-1 warrant on July 7, 2014	—	—	—	—	1,827,979	1,472,502	—	—	1,472,502
Accretion of redemption value for Series C-1 warrant to July 8, 2014	—	—	—	—	—	47,120	—	—	47,120
Conversion of Series C-1 into Series A-1 on July 8, 2014	—	—	—	—	(5,525,681)	(6,807,388)	—	—	(6,807,388)
Accretion of redemption value for Series A-1 from July 8 to Sept 30, 2014	—	—	—	—	—	—	—	—	—
Acquisition of Telik, Inc. at exchange ratio of 2.223284 shares of Telik for every share of MabVax, including 572,858 common and 1,250,000 Telik Series B outstanding in July	—	—	—	—	—	—	1,250,000	1,710,902	1,710,902
Accretion of redemption value for Series B from May 12, 2014	—	—	—	—	—	—	—	76,712	76,712
Exchange of common stock for Series C on September 3, 2014	—	—	—	—	—	—	—	—	—
Elimination of fractional shares resulting from Reverse Split on September 8, 2014	—	—	—	—	—	—	—	—	—
Shares issued in connection with exercise of warrants on a cashless basis in September	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—

Balance, September 30, 2014	—	$—	—	$—	—	$—	1,250,000	$1,787,614	$1,787,614

See Accompanying Notes to Condensed Consolidated Financial Statements.

MABVAX THERAPEUTICS HOLDINGS, INC.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock, Convertible Preferred Stock and Stockholders’ Equity (Deficit)

For the Nine Months Ended September 30, 2014

(Unaudited)

Convertible Preferred Stock
	MabVax Series A		MabVax Series B		Series A-1		Series C
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2013	—	—	—	—	—	—	—	—
Adjusted for Merger and Reverse Split, and change in par from $0.001 per share to $0.01 per share
Exercise of Series B warrant in January at $0.01 per share	—	—	—	—	—	—	—	—
Conversion of $240,000 in accounts payable into 44,466 shares of common stock in February	—	—	—	—	—	—	—	—
Issuance of MabVax Series C-1 preferred stock in February at $0.84 per share, net of issuance costs of $126,345	—	—	—	—	—	—	—	—
Deemed dividend related to beneficial conversion feature of MabVax Series C-1 preferred in February	—	—	—	—	—	—	—	—
Issuance of common stock at $9.32 per share, net of issuance costs of $148,021 in June and July	—	—	—	—	—	—	—	—
Reclassification of Series A and Series B to equity in June	956,240	5,787,906	1,085,766	6,739,218	—	—	—	—
Conversion of Series A to common stock in July	(956,240)	(5,787,906)	—	—	—	—	—	—
Conversion of Series B to common stock in July	—	—	(1,085,766)	(6,739,218)	—	—	—	—
Accretion of redemption value for Series C-1 to July 8, 2014	—	—	—	—	—	—	—	—
Exercise of Series C-1 warrant on July 7, 2014	—	—	—	—	—	—	—	—
Accretion of redemption value for Series C-1 warrant to July 8, 2014	—	—	—	—	—	—	—	—
Conversion of Series C-1 into Series A-1 on July 8, 2014	—	—	—	—	2,762,841	6,807,388	—	—
Accretion of redemption value for Series A-1 from July 8 to Sept 30, 2014	—	—	—	—	—	84,184	—	—
Acquisition of Telik, Inc. at exchange ratio of 2.223284 shares of Telik for every share of MabVax, including 572,858 common and 1,250,000 Telik Series B outstanding in July	—	—	—	—	—	—	—	—
Accretion of redemption value for Series B from May 12, 2014	—	—	—	—	—	—	—	—
Exchange of common stock for Series C on September 3, 2014	—	—	—	—	—	—	118,970	1,190
Elimination of fractional shares resulting from Reverse Split on September 8, 2014	—	—	—	—	—	—	—	—
Shares issued in connection with exercise of warrants on a cashless basis in September	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—

Balance, September 30, 2014	—	$—	—	$—	2,762,841	$6,891,572	118,970	$1,190

See Accompanying Notes to Condensed Consolidated Financial Statements.

MABVAX THERAPEUTICS HOLDINGS, INC.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock, Convertible Preferred Stock and Stockholders’ Equity (Deficit)

For the Nine Months Ended September 30, 2014

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit (Restated)	Total Stockholders’ Equity (Deficit) (Restated)

	Shares	Amount
Balance, December 31, 2013	230,503	$2,305	$607,913	$(13,972,552)	$(13,362,334)
Adjusted for Merger and Reverse Split, and change in par from $0.001 per share to $0.01 per share	—	—	—	—	—
Exercise of Series B warrant in January at $0.01 per share	—	—	—	—	—
Conversion of $240,000 in accounts payable into 44,466 shares of common stock in February	44,466	445	239,555	—	240,000
Issuance of MabVax Series C-1 preferred stock in February at $0.84 per share, net of issuance costs of $126,345	—	—	—	—	—
Deemed dividend related to beneficial conversion feature of MabVax Series C-1 preferred in February	—	—	—	(2,214,911)	(2,214,911)
Issuance of common stock at $9.32 per share, net of issuance costs of $148,021 in June and July	326,264	3,263	2,889,352	—	2,892,615
Reclassification of Series A and Series B to equity in June	—	—	—	—	12,527,124
Conversion of Series A to common stock in July	265,749	2,657	5,785,249	—	—
Conversion of Series B to common stock in July	301,746	3,017	6,736,201	—	—
Accretion of redemption value for Series C-1 to July 8, 2014	—	—	—	(99,200)	(99,200)
Exercise of Series C-1 warrant on July 7, 2014	—	—	—	—	—
Accretion of redemption value for Series C-1 warrant to July 8, 2014	—	—	—	(47,120)	(47,120)
Conversion of Series C-1 into Series A-1 on July 8, 2014	—	—	—	—	6,807,388
Accretion of redemption value for Series A-1 from July 8 to Sept 30, 2014	—	—	—	(84,184)	—
Acquisition of Telik, Inc. at exchange ratio of 2.223284 shares of Telik for every share of MabVax, including 572,858 common and 1,250,000 Telik Series B outstanding in July	572,858	5,729	4,699,997	—	4,705,726
Accretion of redemption value for Series B from May 12, 2014	—	—	—	(76,712)	(76,712)
Exchange of common stock for Series C on September 3, 2014	(148,713)	(1,487)	297	—	—
Elimination of fractional shares resulting from Reverse Split on September 8, 2014	—	—	(293)	—	(293)
Shares issued in connection with exercise of warrants on a cashless basis in September	276,041	2,760	(2,760)	—	—
Stock-based compensation	—	—	510,599	—	510,599
Net loss	—	—	—	(5,714,014)	(5,714,014)

Balance, September 30, 2014	1,868,914	$18,689	$21,466,110	$(22,208,693)	$6,168,868

See Accompanying Notes to Condensed Consolidated Financial Statements.

MABVAX THERAPEUTICS HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2014 (Restated)	2013
Operating activities
Net loss	$(5,714,014)	$(3,166,328)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	8,521	27,524
Stock-based compensation	510,599	244,983
Change in fair value of warrants	(226,584)	—

Increase (decrease) in operating assets and liabilities excluding effects of the Merger:
Grants receivable	—	(21,516)
Other receivables	3,629	—
Prepaid expenses – clinical operations	—	237,679
Prepaid expenses and other	(200,070)	(15,925)
Accounts payable	599,608	306,615
Accrued clinical operations and site costs	(347,031)	87,014
Accrued compensation	(628,623)	(12,555)
Other accrued expenses	293,014	(12,988)

Net cash used in operating activities	(5,700,951)	(2,325,497)

Investing activities
Purchases of property and equipment	(38,744)	—
Proceeds from Acquisition of Telik, Inc.	1,497,283	—

Net cash provided by investing activities	1,458,539	—

Financing activities
Issuances of preferred stock, net of issuance costs	2,973,655	1,999,999
Proceeds from exercise of MabVax Series B warrant	1,942	—
Proceeds from exercise of MabVax Series C-1 warrants	1,472,502	—
Proceeds from issuance of common stock, net of issuance costs	2,892,615	—

Net cash provided by financing activities	7,340,714	1,999,999

Net change in cash and cash equivalents	3,098,302	(325,498)
Cash and cash equivalents at beginning of period	354,254	421,197

Cash and cash equivalents at end of period	$3,452,556	$95,699

Supplemental disclosures:
Deemed dividend on beneficial conversion feature for preferred stock	$2,214,911	$—

Goodwill on acquisition of Telik, Inc.	$6,826,003	$—

Accretion of redemption value for Series C-1 and B preferred stock	$307,216	$—

Issuance of common stock for accounts payable	$240,000	$—

Conversion of Series A and Series B redeemable preferred stock into common stock	$12,527,124	$—

Conversion of Series C-1 redeemable preferred stock into Series A-1 preferred stock	$6,807,388	$—

Change in fair value of warrant liability in connection with issuance of warrants with Series B preferred stock	$226,584	$—

Warrants to purchase common stock were exercised on a cashless basis to purchase 276,041 shares of common stock. See Note 7.	$2,760	$—

Exchange of common stock for Series C preferred stock	$1,190	$—

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

1A. Restatement of Condensed Consolidated Financial Statements

The Company has restated its previously reported unaudited condensed consolidated financial statements for the quarter ended September 30, 2014, in order to correct certain previously reported amounts.

We have determined that our previously reported results for the three and nine months ended September 30, 2014, erroneously included employee severance expense after the date of Merger (as that term is defined in the Notes to Unaudited Condensed Consolidated Financial Statements) and should have included it as a liability as part of the purchase price allocation. The Unaudited Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2014, included in this Form 10-Q/A has been restated to remove the effects of $668,322 in severance expense. This adjustment reduces the accumulated deficit, and increases goodwill and stockholders’ equity by the same amount.

Along with restating our unaudited condensed consolidated financial statements for the quarter ended September 30, 2014, to correct the error discussed above, the Company is correcting other immaterial errors as a result of this restatement. These errors amounted to reducing expenses relating to research and development by approximately $307,000 in the three months ended September 30, 2014, and this adjustment did not affect the nine months ended September 30, 2014.

MABVAX THERAPEUTICS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The following tables present the effect of financial statement restatement adjustments on our previously reported unaudited condensed consolidated financial statements at September 30, 2014, and for the three and nine months then ended:

MABVAX THERAPEUTICS HOLDINGS, INC.

Condensed Consolidated Balance Sheets

	September 30, 2014
	(Unaudited)
	As Previously Reported	Error Correction	As Restated
Assets
Current assets:
Cash and cash equivalents	$3,452,556	$—	$3,452,556
Receivable	26,963	—	26,963
Prepaid expenses	415,751	—	415,751
Other current assets	25,360	—	25,360

Total current assets	3,920,630	—	3,920,630
Property and equipment, net	54,710	—	54,710
Goodwill	6,157,681	668,322	6,826,003
Other	—	—	—

Total assets	$10,133,021	$668,322	$10,801,343

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$666,585	$—	$666,585
Accrued compensation	390,773	—	390,773
Accrued clinical operations and site costs	426,492	—	426,492
Related party liabilities	—	—	—
Other accrued expenses	1,019,710	—	1,019,710
Warrant liability	341,301	—	341,301

Total current liabilities	2,844,861	—	2,844,861

Commitments and contingencies

Redeemable preferred stock
MabVax Series A redeemable convertible preferred stock, 956,240 shares authorized, 956,240 shares issued and outstanding as of December 31, 2013 with a liquidation preference of $8,013,996 as of December 31, 2013	—	—	—
MabVax Series B redeemable convertible preferred stock, 2,000,000 shares authorized, authorized, 891,485 shares issued and outstanding as of December 31, 2013 with a liquidation preference of $6,509,866 as of December 31, 2013	—	—	—
MabVax Therapeutics Holdings Series B redeemable convertible preferred stock, 1,250,000 shares authorized, issued and outstanding as of September 30, 2014 with a liquidation preference of $2,576,712 as of September 30, 2014	1,787,614	—	1,787,614

Total redeemable preferred stock	1,787,614	—	1,787,614

Stockholders’ equity (deficit):
Series A-1 convertible preferred stock, 2,763,000 shares authorized, 2,762,841 shares issued and outstanding as of September 30, 2014, with a liquidation preference of $4,803,006 as of September 30, 2014	6,891,572	—	6,891,572
Series C convertible preferred stock, 200,000 shares authorized, 118,970 shares issued and outstanding as of September 30, 2014 with no liquidation preference	1,190	—	1,190

Common stock, $0.01 par value; 150,000,000 shares authorized as of September 30, 2014, 1,868,914 and 230,503 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	18,689	—	18,689
Additional paid-in capital	21,466,110	—	21,466,110

Accumulated deficit	(22,877,015)	668,322	(22,208,693)

Total stockholders’ equity (deficit)	5,500,546	668,322	6,168,868

Total liabilities, redeemable preferred stock and stockholders’ equity (deficit)	$10,133,021	$668,322	$10,801,343

MABVAX THERAPEUTICS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

MABVAX THERAPEUTICS HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30, 2014			Nine Months Ended September 30,
	As Previously Reported	Error Correction	As Restated	As Previously Reported	Error Correction	As Restated
Revenues:
Grants	$62,492	$—	$62,492	$219,832	$—	$219,832
Other	10,000	—	10,000	10,000	—	10,000

Total revenues	72,492	—	72,492	229,832	—	229,832
Operating costs and expenses:
Research and development	1,070,574	(306,900)	763,674	2,401,090	—	2,401,090
General and administrative	2,511,201	(668,322)	1,842,879	4,437,371	(668,322)	3,769,049

Total operating costs and expenses	3,581,775	(975,222)	2,606,553	6,838,461	(668,322)	6,170,139

Loss from operations	(3,509,283)	975,222	(2,534,061)	(6,608,629)	668,322	(5,940,307)

Interest and other income (expense)	(27)	—	(27)	(291)	—	(291)
Change in fair value of warrant liability	226,584	—	226,584	226,584	—	226,584

Net loss	(3,282,726)	975,222	(2,307,504)	(6,382,336)	668,322	(5,714,014)
Deemed dividend on Series A-1 preferred stock	—	—	—	(2,214,911)	—	(2,214,911)
Accretion of preferred stock dividends	(213,452)	—	(213,452)	(307,216)	—	(307,216)

Net loss available to common stockholders	$(3,496,178)	$975,222	$(2,520,956)	$(8,904,463)	$668,322	$(8,236,141)

Basic and diluted net loss per share	$(2.14)	$0.60	$(1.54)	$(12.15)	$0.91	$(11.24)

Shares used to calculate basic and diluted net loss per share	1,631,932	—	1,631,932	732,962	—	732,962

The effect of removing $668,322 in severance expense reduces the net loss and increases the accrued compensation with no impact on the net cash used in operating activities for the nine months ended September 30, 2014.

	For the Nine Months Ended September 30, 2014
	As Previously Reported	Error Correction	As Restated
Net loss	(6,382,336)	668,322	(5,714,014)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued compensation	39,699	(668,322)	(628,623)
Net cash used in operating activities	(5,700,951)	—	(5,700,951)

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

3. Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $5,714,014, net cash used in operating activities of $5,700,951 and net cash provided by investing activities of $1,458,539 for the nine months ended September 30, 2014. As of September 30, 2014, the Company had $3,452,556 in cash and cash equivalents and an accumulated deficit of $22,208,693.

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

MABVAX THERAPEUTICS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The total estimated purchase price of the acquisition as of July 8, 2014 (restated) is as follows:

Purchase Consideration:

(In thousands)
Purchase Consideration		$6,416
Telik Assets:
Cash and Cash Equivalents	$1,497
Accounts Receivable	31
Prepaids and Other Current Assets	182

		(1,710)
Telik Liabilities:
Accrued Compensation	$850
Accrued Liabilities	111
Accrued Contingent Termination Fee	591
Warrant Liability	568

		2,120

Goodwill		$6,826

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

In connection with the MabVax Therapeutics Series C-1 Financing, MabVax Therapeutics agreed to use its reasonable best efforts to raise at least an additional $3,000,000 through the sale and issuance of shares of MabVax Therapeutics common stock initially intended to be at $15.08 per share (the “Subsequent Capital Raise”). Substantially all of the investors in the MabVax Therapeutics Series C-1 Financing executed a financing commitment letter (such letters, the “Financing Commitment Letters”) to purchase a pro rata number of shares of MabVax Therapeutics common stock at the purchase price of $15.08 per share, representing in the aggregate at least $750,000, subject to certain terms and conditions, including a condition that MabVax Therapeutics raise at least $3,000,000 from new investors in the Subsequent Capital Raise. In addition, each such commitment letter provided that, in the event that less than $3,000,000

MABVAX THERAPEUTICS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

was raised from new investors in the Subsequent Capital Raise and subject to certain terms and conditions, each investor party to such letter was required to purchase shares of MabVax Therapeutics preferred stock to be designated as MabVax Therapeutics Series C-2 convertible preferred stock at $15.08 per share and in the aggregate amount of up to $3,000,000 (the “Backstop Capital Raise”).

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

MABVAX THERAPEUTICS HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Operating Leases

In connection with the Merger, the Company recorded a $590,504 contingent lease termination fee, in connection with the termination by MabVax Therapeutics Holdings (f.k.a. Telik, Inc.) of the master lease and sublease of the Porter Drive Facility, which is payable to ARE-San Francisco No. 24 (“ARE”), if the Company receives $15 million or more in additional financing in the aggregate, but otherwise forgiven.

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

During the nine months ended September 30, 2014, our loss from operations was $5,940,307 and our net loss was $5,714,014. Net cash used in operations for the nine months ended September 30, 2014 was $5,700,951 and cash and cash equivalents at September 30, 2014 were $3,452,556. As of September 30, 2014, we had accumulated deficit of $22,208,693.

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

Research and development expenses:

	Three Months Ended September 30,		% Increase/ (Decrease)	Nine Months Ended September 30,		% Increase/ (Decrease)
	2014	2013		2014	2013
Research and development	$763,674	$1,012,256	25%	$2,401,090	$2,317,165	4%

For the three months ended September 30, 2014, MabVax Therapeutics incurred research and development expenses of $763,674, as compared to $1,012,256 for the same period a year ago. The decrease in research and development expenses was due primarily to the wind down of our clinical trials offset by some increases in antibody manufacturing and additional staffing support.

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

General and administrative expenses:

	Three Months Ended September 30,		% Increase/ (Decrease)	Nine Months Ended September 30,		% Increase/ (Decrease)
	2014	2013		2014	2013
General and administrative	$1,842,879	$352,927	422%	$3,769,049	$1,101,377	242%

For the three months ended September 30, 2014, MabVax Therapeutics incurred general and administrative expenses of $1,842,879, as compared to $352,927 for the same period a year ago. The increase in general and administrative expenses was primarily due to increases of $479,306 in professional fees related to accounting and auditing, $472,784 in legal work primarily related to the Merger in 2014, $110,512 related to insurance, and increased headcount primarily in the finance, accounting and business development areas.

For the nine months ended September 30, 2014, MabVax Therapeutics incurred general and administrative expenses of $3,769,049, as compared to $1,101,377 for the same period a year ago. The increase in general and administrative expenses was primarily due to increases of $1,199,810 related to legal work primarily in connection with the Merger, $671,667 in professional fees related to accounting and auditing, $115,713 related to insurance, and additional headcount primarily in the finance, accounting and business development areas.

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

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our operations principally through net proceeds received from private equity and preferred stock financings, and grants through the NIH and SBIR programs. We have experienced negative cash flow from operations each year since our inception. As of September 30, 2014, we had an accumulated deficit of $22,208,693. We expect to continue to incur increased expenses, resulting in losses, over at least the next several years due to, among other factors, our continuing and planned clinical trials and anticipated research and development activities. We had cash of $3,452,556 as of September 30, 2014.

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

Going Concern

The accompanying financial statements have been prepared on the going concern basis, which assumes that we will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, MabVax Therapeutics had a net loss of $5,714,014, net cash used in operations of $5,700,951 and net cash provided by investing activities of $1,458,539 for the nine-month period ended September 30, 2014. As of September 30, 2014, MabVax Therapeutics also had an accumulated deficit of $22,208,693.

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

Based on our assessment, our management concluded that we had a material weakness in our internal controls related to our analysis and review of complex accounting transactions, such as the Merger and errors discovered in the prior filing for the period ended September 30, 2014.

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

We have experienced net losses every year since our inception and, as of September 30, 2014, had an accumulated deficit of $22,208,693 (unaudited). Our auditors have included in their audit report a “going concern” explanatory paragraph as to substantial doubt as to our ability to continue as a going concern that assumes the realization of our assets and the satisfaction of our liabilities and commitments in the normal course of business. We anticipate continuing to incur substantial additional losses over at least the next several years due to, among other factors, expenses related to the following: the GMP manufacture of our 5B1 antibody to create clinical trial supplies, conducting Phase I clinical trials with the 5B1 antibody, preclinical testing of follow-on antibody candidates, investor and public relations, SEC compliance efforts, anticipated research and development activities and the general and administrative expenses associated with each of these activities. We have not yet commercialized any product candidates. Our ability to attain profitability will depend upon our ability to develop and commercialize products that are effective and commercially viable, to obtain regulatory approval for the manufacture and sale of our products and to license or otherwise market our products successfully. We may never achieve profitability, and even if we do, we may not be able to sustain being profitable.

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

In connection with the audit of MabVax Therapeutics’ financial statements as of and for the year ended December 31, 2013 and the restatement of the previously filed 10-Q for the quarter ended September 30, 2014, MabVax Therapeutics management and its independent registered public accounting firm identified material weaknesses in its internal control over financial reporting relating to the reporting of non-routine complex transactions and the lack of segregation of duties. These material weaknesses were primarily the result of a limited number of employees in the accounting department at MabVax Therapeutics. In June 2014, MabVax Therapeutics added to its accounting staff both an assistant controller and a person dedicated solely to processing accounts payable. These persons have continued to work in these capacities following the Merger, but management believes additional staffing is still required to provide for more depth for more independent reviews for completeness and accuracy in a timely manner. Our management is responsible for maintaining, implementing and testing our internal controls over financial reporting. These efforts to maintain an effective control environment may not be sufficient to remediate any material weaknesses identified by our independent registered accounting firm and may not prevent significant deficiencies from occurring.

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

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

		Incorporated by Reference
Exhibit No.	Description	Form	Filing Date/Period End	Exhibit Number

2.1	Agreement and Plan of Merger and Reorganization, dated May 12, 2014, between the Company, Tacoma Acquisition Corp., Inc. and MabVax Therapeutics, Inc.	8-K	5/12/2014	2.1

		Incorporated by Reference
Exhibit No.	Description	Form	Filing Date/Period End	Exhibit Number

2.2	Amendment No. 1, dated as of June 30, 2014, by and between the Company and MabVax Therapeutics, Inc.	8-K	7/1/2014	2.1

2.3	Amendment No. 2 to the Agreement and Plan of Merger, dated July 7, 2014, by and among the Company, Tacoma Acquisition Corp. and MabVax Therapeutics, Inc.	8-K	7/9/2014	2.1

3.1	Certificate of Designations, Preferences and Rights of Series A-1 Convertible Preferred Stock	8-K	7/9/2014	3.1

3.2	Amended and Restated Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock	8-K	7/9/2014	3.2

3.3	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock	8-K	9/3/2014	3.1

3.4	Amended and Restated Certificate of Incorporation	8-K	9/9/2014	3.1

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8-K	9/9/2014	3.2

3.6	Amended and Restated Bylaws	8-K	12/14/2007	3.2

4.1	Securities Purchase Agreement, dated May 12, 2014, between the Company and the investors identified on the Schedule of Buyers therein and the Form of Registration Rights Agreement, attached thereto as Exhibit C	8-K	5/12/2014	10.1

4.2	Securities Purchase Agreement, dated as of February 12, 2014, between MabVax Therapeutics, Inc. and the purchasers set forth on the signature pages thereto including that certain Amendment No. 1 to Securities Purchase Agreement, dated as of May 12, 2014, between MabVax Therapeutics, Inc. and the persons and entities identified on the signature pages thereto	8-K	5/12/2014	10.3

4.3	Registration Rights Agreement, dated as of February 12, 2014, between MabVax Therapeutics, Inc. and the persons and entities identified on the signature pages thereto	8-K	5/12/2014	10.2

4.4	Omnibus Amendment and Stockholder Consent, dated July 7, 2014, by and among the Company and the Purchasers	8-K	7/9/2014	10.1

4.5	Form of Parent Common Stock Warrant	8-K	7/9/2014	4.1

4.6	Form of Warrant to Purchase Common Stock	8-K	7/9/2014	4.2

4.7	Form of Exchange Agreement	8-K	9/3/2014	10.1

		Incorporated by Reference
Exhibit No.	Description	Form	Filing Date/Period End	Exhibit Number

4.8	Form of Waiver Letter	8-K	9/3/2014	10.2

4.9	Form of Common Stock Certificate	S-1	9/29/2014	4.1

4.10	Form of Waiver Extension Letter	8-K	9/30/2014	10.1

10.1 *	Separation Agreement and Release, dated May 12, 2014, between Michael M. Wick and the Company	8-K	5/12/2014	10.4

10.2 *	Separation Agreement and Release, dated May 12, 2014, between William P. Kaplan and the Company	8-K	5/12/2014	10.5

10.3 *	Separation Agreement and Release, dated May 12, 2014, between Steven R. Schow and the Company	8-K	5/12/2014	10.6

10.4 *	Separation Agreement and Release, dated May 12, 2014, between Wendy K. Wee and the Company	8-K	5/12/2014	10.7

10.5 *	Michael Wick Resignation Letter, dated July 7, 2014	8-K	7/9/2014	99.1

10.6 *	Edward W. Cantrall Resignation Letter, dated July 7, 2014	8-K	7/9/2014	99.2

10.7 *	Steven R. Goldring Resignation Letter, dated July 7, 2014	8-K	7/9/2014	99.3

10.9 *	Richard B. Newman Resignation Letter, dated July 7, 2014	8-K	7/9/2014	99.4

10.10 *	Employment Agreement, dated July 8, 2014, by and between MabVax Therapeutics, Inc. and J. David Hansen	10-Q	8/8/2014	10.9

10.11 *	Employment Agreement, dated July 8, 2014, by and between MabVax Therapeutics, Inc. and Gregory P. Hanson	10-Q	8/8/2014	10.10

10.12 *	Employment Agreement, dated July 8, 2014, by and between MabVax Therapeutics, Inc. and Wolfgang W. Scholz, Ph.D.	10-Q	8/8/2014	10.11

10.13	Securities Purchase Agreement, dated July 8, 2014, by and between MabVax Therapeutics, Inc. and certain institutional investors set forth therein	10-Q	8/8/2014	10.12

10.14 *	Form of Indemnification Agreement	8-K	9/9/2014	10.1

10.15 *	Amended and Restated MabVax Therapeutics Holdings, Inc. 2014 Employee, Director and Consultant Equity Incentive Plan and related documents	S-1	9/29/2014	10.21

10.16 *	Non-Employee Director Compensation Policy	S-1	9/29/2014	10.22

		Incorporated by Reference
Exhibit No.	Description	Form	Filing Date/Period End	Exhibit Number

10.17	Standard Industrial Net Lease, dated as of May 23, 2008, by and between MabVax Therapeutics, Inc. and Sorrento Square	S-1	9/29/2014	10.23

10.18	First Amendment to that Standard Industrial Net Lease, dated May 6, 2010, by and between MabVax Therapeutics, Inc. and Sorrento Square	S-1	9/29/2014	10.24

10.19	Second Amendment to that Standard Industrial Net Lease, dated August 1, 2012, by and between the Company and Sorrento Square	S-1	9/29/2014	10.25

10.20 *	Employment Agreement, dated July 21, 2014, 2014, by and between MabVax Therapeutics, Inc. and Paul Maffuid, Ph.D.	S-1	9/29/2014	10.31

10.21 y	Development and Manufacturing Services Agreement, dated April 15, 2014, by and between MabVax Therapeutics, Inc. and Gallus BioPharmaceuticals NJ, LLC	S-1/A	10/14/2014	10.26

10.22 y	Exclusive License Agreement for “Polyvalent Conjugate Vaccines for Cancer” (SK#14491), dated as of June 30, 2008, by and between MabVax Therapeutics, Inc. and Sloan-Kettering Institute for Cancer Research	S-1/A	10/14/2014	10.27

10.23 y	Research and License Agreement, dated as of April 7, 2008, by and between MabVax Therapeutics, Inc. and Sloan-Kettering Institute for Cancer Research	S-1/A	10/14/2014	10.28

10.24 y	Exclusive License to Unimolecular Antibodies, dated October 13, 2011, by and between MabVax Therapeutics, Inc. and Sloan-Kettering Institute for Cancer Research	S-1/A	10/14/2014	10.29

10.25 y	Option Agreement, dated August 29, 2014, by and between MabVax Therapeutics, Inc. and Juno Therapeutics, Inc.	S-1/A	10/14/2014	10.30

10.26	SBIR Contract from National Cancer Institute	S-1/A	10/14/2014	10.34

31.1 Δ	Certification of Principal Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Δ	Certification of Principal Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1 K	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 Δ	Interactive data file

Δ	Filed herewith
K	Furnished herewith
y	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been submitted separately to the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 25, 2015	MABVAX THERAPEUTICS HOLDINGS, INC.

	By:	/s/ J. David Hansen
J. David Hansen
President and Chief Executive Officer (principal executive officer authorized to sign on behalf of the registrant)

By:	/s/ Gregory P. Hanson
Gregory P. Hanson
Chief Financial Officer (principal financial and accounting officer authorized to sign on behalf of the registrant)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description	Form	Filing Date/Period End	Exhibit Number

2.1	Agreement and Plan of Merger and Reorganization, dated May 12, 2014, between the Company, Tacoma Acquisition Corp., Inc. and MabVax Therapeutics, Inc.	8-K	5/12/2014	2.1

2.2	Amendment No. 1, dated as of June 30, 2014, by and between the Company and MabVax Therapeutics, Inc.	8-K	7/1/2014	2.1

2.3	Amendment No. 2 to the Agreement and Plan of Merger, dated July 7, 2014, by and among the Company, Tacoma Acquisition Corp. and MabVax Therapeutics, Inc.	8-K	7/9/2014	2.1

3.1	Certificate of Designations, Preferences and Rights of Series A-1 Convertible Preferred Stock	8-K	7/9/2014	3.1

3.2	Amended and Restated Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock	8-K	7/9/2014	3.2

3.3	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock	8-K	9/3/2014	3.1

3.4	Amended and Restated Certificate of Incorporation	8-K	9/9/2014	3.1

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8-K	9/9/2014	3.2

3.6	Amended and Restated Bylaws	8-K	12/14/2007	3.2

4.1	Securities Purchase Agreement, dated May 12, 2014, between the Company and the investors identified on the Schedule of Buyers therein and the Form of Registration Rights Agreement, attached thereto as Exhibit C	8-K	5/12/2014	10.1

4.2	Securities Purchase Agreement, dated as of February 12, 2014, between MabVax Therapeutics, Inc. and the purchasers set forth on the signature pages thereto including that certain Amendment No. 1 to Securities Purchase Agreement, dated as of May 12, 2014, between MabVax Therapeutics, Inc. and the persons and entities identified on the signature pages thereto	8-K	5/12/2014	10.3

4.3	Registration Rights Agreement, dated as of February 12, 2014, between MabVax Therapeutics, Inc. and the persons and entities identified on the signature pages thereto	8-K	5/12/2014	10.2

		Incorporated by Reference
Exhibit No.	Description	Form	Filing Date/Period End	Exhibit Number

4.4	Omnibus Amendment and Stockholder Consent, dated July 7, 2014, by and among the Company and the Purchasers	8-K	7/9/2014	10.1

4.5	Form of Parent Common Stock Warrant	8-K	7/9/2014	4.1

4.6	Form of Warrant to Purchase Common Stock	8-K	7/9/2014	4.2

4.7	Form of Exchange Agreement	8-K	9/3/2014	10.1

4.8	Form of Waiver Letter	8-K	9/3/2014	10.2

4.9	Form of Common Stock Certificate	S-1	9/29/2014	4.1

4.10	Form of Waiver Extension Letter	8-K	9/30/2014	10.1

10.1 *	Separation Agreement and Release, dated May 12, 2014, between Michael M. Wick and the Company	8-K	5/12/2014	10.4

10.2 *	Separation Agreement and Release, dated May 12, 2014, between William P. Kaplan and the Company	8-K	5/12/2014	10.5

10.3 *	Separation Agreement and Release, dated May 12, 2014, between Steven R. Schow and the Company	8-K	5/12/2014	10.6

10.4 *	Separation Agreement and Release, dated May 12, 2014, between Wendy K. Wee and the Company	8-K	5/12/2014	10.7

10.5 *	Michael Wick Resignation Letter, dated July 7, 2014	8-K	7/9/2014	99.1

10.6 *	Edward W. Cantrall Resignation Letter, dated July 7, 2014	8-K	7/9/2014	99.2

10.7 *	Steven R. Goldring Resignation Letter, dated July 7, 2014	8-K	7/9/2014	99.3

10.9 *	Richard B. Newman Resignation Letter, dated July 7, 2014	8-K	7/9/2014	99.4

10.10 *	Employment Agreement, dated July 8, 2014, by and between MabVax Therapeutics, Inc. and J. David Hansen	10-Q	8/8/2014	10.9

10.11 *	Employment Agreement, dated July 8, 2014, by and between MabVax Therapeutics, Inc. and Gregory P. Hanson	10-Q	8/8/2014	10.10

10.12 *	Employment Agreement, dated July 8, 2014, by and between MabVax Therapeutics, Inc. and Wolfgang W. Scholz, Ph.D.	10-Q	8/8/2014	10.11

10.13	Securities Purchase Agreement, dated July 8, 2014, by and between MabVax Therapeutics, Inc. and certain institutional investors set forth therein	10-Q	8/8/2014	10.12

		Incorporated by Reference
Exhibit No.	Description	Form	Filing Date/Period End	Exhibit Number

10.14 *	Form of Indemnification Agreement	8-K	9/9/2014	10.1

10.15 *	Amended and Restated MabVax Therapeutics Holdings, Inc. 2014 Employee, Director and Consultant Equity Incentive Plan and related documents	S-1	9/29/2014	10.21

10.16 *	Non-Employee Director Compensation Policy	S-1	9/29/2014	10.22

10.17	Standard Industrial Net Lease, dated as of May 23, 2008, by and between MabVax Therapeutics, Inc. and Sorrento Square	S-1	9/29/2014	10.23

10.18	First Amendment to that Standard Industrial Net Lease, dated May 6, 2010, by and between MabVax Therapeutics, Inc. and Sorrento Square	S-1	9/29/2014	10.24

10.19	Second Amendment to that Standard Industrial Net Lease, dated August 1, 2012, by and between the Company and Sorrento Square	S-1	9/29/2014	10.25

10.20 *	Employment Agreement, dated July 21, 2014, 2014, by and between MabVax Therapeutics, Inc. and Paul Maffuid, Ph.D.	S-1	9/29/2014	10.31

10.21 y	Development and Manufacturing Services Agreement, dated April 15, 2014, by and between MabVax Therapeutics, Inc. and Gallus BioPharmaceuticals NJ, LLC	S-1/A	10/14/2014	10.26

10.22 y	Exclusive License Agreement for “Polyvalent Conjugate Vaccines for Cancer” (SK#14491), dated as of June 30, 2008, by and between MabVax Therapeutics, Inc. and Sloan-Kettering Institute for Cancer Research	S-1/A	10/14/2014	10.27

10.23 y	Research and License Agreement, dated as of April 7, 2008, by and between MabVax Therapeutics, Inc. and Sloan-Kettering Institute for Cancer Research	S-1/A	10/14/2014	10.28

10.24 y	Exclusive License to Unimolecular Antibodies, dated October 13, 2011, by and between MabVax Therapeutics, Inc. and Sloan-Kettering Institute for Cancer Research	S-1/A	10/14/2014	10.29

10.25 y	Option Agreement, dated August 29, 2014, by and between MabVax Therapeutics, Inc. and Juno Therapeutics, Inc.	S-1/A	10/14/2014	10.30

10.26	SBIR Contract from National Cancer Institute	S-1/A	10/14/2014	10.34

31.1 Δ	Certification of Principal Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

Incorporated by Reference
Exhibit No.	Description	Form	Filing Date/Period End	Exhibit Number

31.2 Δ	Certification of Principal Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1 K	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 Δ	Interactive data file

Δ	Filed herewith
K	Furnished herewith
y	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been submitted separately to the Securities and Exchange Commission.