Form 10-K/A
period 2014-12-31
MABVAX THERAPEUTICS HOLDINGS, INC.
filed 2015-04-02
CIK 1109196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

The Company is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2014 (the “Form 10-K”), which was originally filed with the Securities and Exchange Commission on March 31, 2015, for the sole purpose of furnishing the Interactive Data File as Exhibit 101 in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-K. This Amendment does not reflect events that have occurred after the March 31, 2015 filing date of the Form 10-K, or modify or update the disclosures presented therein, except to reflect the amendment described above.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

Exhibit No.	Description	Form	Filing Date/Period End	Exhibit Number

2.1	Agreement and Plan of Merger and Reorganization, dated May 12, 2014, between the Company, Tacoma Acquisition Corp., Inc. and MabVax Therapeutics, Inc.	8-K	5/12/2014	2.1

2.2	Amendment No.1, dated as of June 30, 2014, by and between the Company and MabVax Therapeutics, Inc.	8-K	7/1/2014	2.1

2.3	Amendment No.2 to the Agreement and Plan of Merger, dated July 7, 2014, by and among the Company, Tacoma Acquisition Corp. and MabVax Therapeutics, Inc.	8-K	7/9/2014	2.1

3.1	Certificate of Designations, Preferences and Rights of Series A-1 Convertible Preferred Stock	8-K	7/9/2014	3.1

3.2	Amended and Restated Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock	8-K	7/9/2014	3.2

3.3	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock	8-K	9/3/2014	3.1

3.4	Amended and Restated Certificate of Incorporation	8-K	9/9/2014	3.1

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8-K	9/9/2014	3.2

3.6	Amended and Restated Bylaws	8-K	12/14/2007	3.2

3.7	Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock	8-K	3/26/2015	3.1

3.8*	Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock

4.1	Securities Purchase Agreement, dated May 12, 2014, between the Company and the investors identified on the Schedule of Buyers therein and the Form of Registration Rights Agreement, attached thereto as Exhibit C	8-K	5/12/2014	10.1

4.2	Securities Purchase Agreement, dated as of February 12, 2014, between MabVax Therapeutics, Inc. and the purchasers set forth on the signature pages thereto including that certain Amendment No. 1 to Securities Purchase Agreement, dated as of May 12, 2014, between MabVax Therapeutics, Inc. and the persons and entities identified on the signature pages thereto	8-K	5/12/2014	10.3

4.3	Registration Rights Agreement, dated as of February 12, 2014, between MabVax Therapeutics, Inc. and the persons and entities identified on the signature pages thereto	8-K	5/12/2014	10.2

4.4	Omnibus Amendment and Stockholder Consent, dated July 7, 2014, by and among the Company and the Purchasers	8-K	7/9/2014	10.1

Exhibit No.	Description	Form	Filing Date/Period End	Exhibit Number

4.5	Form of Parent Common Stock Warrant	8-K	7/9/2014	4.1

4.6	Form of Warrant to Purchase Common Stock	8-K	7/9/2014	4.2

4.7	Form of Exchange Agreement	8-K	9/3/2014	10.1

4.8	Form of Waiver Letter	8-K	9/3/2014	10.2

4.9	Form of Common Stock Certificate	S-1	9/29/2014	4.1

4.10	Form of Waiver Extension Letter	8-K	9/30/2014	10.1

4.11*	Form of Subscription Agreement, dated March 31, 2015, between the Company and the subscribers set forth on the signature pages thereto

4.12*	Form of Common Stock Purchase Warrant

4.13*	Form of Registration Rights Agreement, dated March 31, 2015, between the Company and the persons and entities identified on the signature pages thereto

10.1	Separation Agreement and Release, dated May 12, 2014, between Michael M. Wick and the Company	8-K	5/12/2014	10.4

10.2	Separation Agreement and Release, dated May 12, 2014, between William P. Kaplan and the Company	8-K	5/12/2014	10.5

10.3	Separation Agreement and Release, dated May 12, 2014, between Steven R. Schow and the Company	8-K	5/12/2014	10.6

10.4	Separation Agreement and Release, dated May 12, 2014, between Wendy K. Wee and the Company	8-K	5/12/2014	10.7

10.5	Michael Wick Resignation Letter, dated July 7, 2014	8-K	7/9/2014	99.1

10.6	Edward W. Cantrall Resignation Letter, dated July 7, 2014	8-K	7/9/2014	99.2

10.7	Steven R. Goldring Resignation Letter, dated July 7, 2014	8-K	7/9/2014	99.3

10.9	Richard B. Newman Resignation Letter, dated July 7, 2014	8-K	7/9/2014	99.4

10.10	Employment Agreement, dated July 8, 2014, by and between MabVax Therapeutics, Inc. and J. David Hansen	10-Q	8/8/2014	10.9

10.11	Employment Agreement, dated July 8, 2014, by and between MabVax Therapeutics, Inc. and Gregory P. Hanson	10-Q	8/8/2014	10.10

10.12	Employment Agreement, dated July 8, 2014, by and between MabVax Therapeutics, Inc. and Wolfgang W. Scholz, Ph.D.	10-Q	8/8/2014	10.11

10.13	Securities Purchase Agreement, dated July 8, 2014, by and between MabVax Therapeutics, Inc. and certain institutional investors set forth therein	10-Q	8/8/2014	10.12

10.14	Form of Indemnification Agreement	8-K	9/9/2014	10.1

10.15*	Second Amended and Restated MabVax Therapeutics Holdings, Inc. 2014 Employee, Director and Consultant Equity Incentive Plan

10.16	Non-Employee Director Compensation Policy	S-1	9/29/2014	10.22

10.17	Standard Industrial Net Lease, dated as of May 23, 2008, by and between MabVax Therapeutics, Inc. and Sorrento Square	S-1	9/29/2014	10.23

10.18	First Amendment to that Standard Industrial Net Lease, dated May 6, 2010, by and between MabVax Therapeutics, Inc. and Sorrento Square	S-1	9/29/2014	10.24

10.19	Second Amendment to that Standard Industrial Net Lease, dated August 1, 2012, by and between the Company and Sorrento Square	S-1	9/29/2014	10.25

10.20	Employment Agreement, dated July 21, 2014, 2014, by and between MabVax Therapeutics, Inc. and Paul Maffuid, Ph.D.	S-1	9/29/2014	10.31

10.21	Development and Manufacturing Services Agreement, dated April 15, 2014, by and between MabVax Therapeutics, Inc. and Gallus BioPharmaceuticals NJ, LLC	S-1/A	10/14/2014	10.26

Exhibit No.	Description	Form	Filing Date/Period End	Exhibit Number

10.22	Exclusive License Agreement for “Polyvalent Conjugate Vaccines for Cancer” (SK#14491), dated as of June 30, 2008, by and between MabVax Therapeutics, Inc. and Sloan-Kettering Institute for Cancer Research	S-1/A	10/14/2014	10.27

10.23	Research and License Agreement, dated as of April 7, 2008, by and between MabVax Therapeutics, Inc. and Sloan-Kettering Institute for Cancer Research	S-1/A	10/14/2014	10.28

10.24	Exclusive License to Unimolecular Antibodies, dated October 13, 2011, by and between MabVax Therapeutics, Inc. and Sloan-Kettering Institute for Cancer Research	S-1/A	10/14/2014	10.29

10.25	Option Agreement, dated August 29, 2014, by and between MabVax Therapeutics, Inc. and Juno Therapeutics, Inc.	S-1/A	10/14/2014	10.30

10.26	SBIR Contract from National Cancer Institute	S-1/A	10/14/2014	10.34

10.27	Form of Exchange Agreement (Series A-1 Preferred Stock and Series A-1 Warrants).	8-K	3/26/2015	10.1

10.28	Form of Exchange Agreement (Series B Preferred Stock and Series B Warrants).	8-K	3/26/2015	10.2

10.29*	2008 Equity Incentive Plan

10.30*	Form of Option Agreement, 2008 Equity Incentive Plan

11.1	Statement of per share earnings	S-1	9/29/2014	11.1

14.1	Code of Ethics	10-K	3/5/2004	14.1

21.1	Subsidiaries of the Registrant	S-1	9/29/2014	21.1

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Principal Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Temporary Hardship Exemption per Regulation S-T

101**	Interactive data file

*	Previously Furnished or Filed
**	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 2, 2015

MABVAX THERAPEUTICS HOLDINGS, INC

By:	/s/ J. David Hansen
J. David Hansen
President and Chief Executive Officer

5