Form 10-K/A
period 2014-12-31
MABVAX THERAPEUTICS HOLDINGS, INC.
filed 2015-04-30
CIK 1109196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

Amendment No. 2

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

As of April 24, 2015, there were 22,418,996 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

The Company is filing this Amendment No. 2 to its Annual Report on Form 10-K for the year ended December 31, 2014, as amended on April 2, 2015 (the “Form 10-K”).

We are filing this Amendment No. 2, to present the information required by Part III of Form 10-K, which information was previously omitted from the Form 10-K in reliance on General Instruction G(3) to Form 10-K.  We are also updating the number of shares of common stock outstanding on the cover page as of April 24, 2015.

No other changes have been made to the Form 10-K.  Except as otherwise set forth below, this Amendment does not reflect events that have occurred after March 31, 2015, the original filing date of the Form 10-K, or modify or update the disclosures presented therein.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Board of Directors

Name	Position
J. David Hansen	Chairman of the Board of Directors, President and Chief Executive Officer

Kenneth M. Cohen	Director (1)(2)(3)

Robert E. Hoffman	Director (1)(2)(3)

Philip O. Livingston, M.D.	Director, Chief Science Officer

Paul V. Maier	Director (1)(3)

Jeffrey V. Ravetch, M.D., Ph.D.	Director (2)

Thomas C. Varvaro	Director (1)(2)(3)

(1)	Member of our audit committee

(2)	Member of our compensation committee

(3)	Member of our nominating and governance committee

The following is a brief summary of the background of each of our directors

J. David Hansen, 62, serves as our President, Chief Executive Officer, and as Chairman of our Board of Directors and, prior to the merger, served as MabVax’s President, Chief Executive Officer, and Chairman of its Board of Directors after co-founding MabVax in 2006. Mr. Hansen is an experienced biopharmaceutical executive with more than 30 years of industry experience. He has held senior management roles in both private start-up companies as well as small to mid-sized public companies. His senior level experience includes executive management, finance and accounting, corporate development, sales and marketing. During his career, Mr. Hansen has executed a wide variety of in and out licensing agreements, research and development collaborations, joint ventures, divestitures, and acquisitions. Mr. Hansen has developed expertise in the therapeutic areas of immunology, oncology, and infectious disease. From 1998 to 2006, Mr. Hansen was a corporate officer of Avanir Pharmaceuticals. He held the titles of Vice President of Commercial Development, Senior Vice President of Corporate Development, and President and Chief Operations Officer of the Avanir Subsidiary Xenerex Biosciences. From 1989 to 1999 Mr. Hansen served in multiple roles at Dura Pharmaceuticals including National Sales Director, Director of Marketing, and Director of Business Development. He has additional management experience with Merck & Co. (Schering-Plough), Key Pharmaceuticals, and Bristol Myers Squibb. We believe that Mr. Hansen’s extensive experience with public and private pharmaceutical companies in a leadership role qualifies him to serve as the Chairman of our Board of Directors and as our President and Chief Executive Officer.

Kenneth M. Cohen, 59, serves as a member of our Board of Directors and, prior to the merger, served as a member of MabVax’s Board of Directors commencing in July of 2014. He is an advisor to companies, entrepreneurs and investors in the life sciences area. He was a co-founder of publicly held Somaxon Pharmaceuticals and served as its President and Chief Executive Officer from August 2003 through December 2007 and continued as a director until June 2008. Previously, he was an independent advisor to various biotechnology and pharmaceutical companies, entrepreneurs and investors, including Synbiotics Corporation, Applied NeuroSolutions, Inc. and Highbridge Capital Management. From May 1996 to April 2001, he was President and Chief Executive Officer of Synbiotics Corporation, a veterinary diagnostics company. From March 1995 to February 1996, Mr. Cohen was Executive Vice President and Chief Operating Officer for Canji Incorporated, a human gene-therapy company, until its acquisition by Schering-Plough Corporation in February 1996. Prior to joining Canji, he was Vice President of Business Affairs at Argus Pharmaceuticals, Inc. and Vice President of Marketing and Business Development for LifeCell Corporation. He served as a member of the Board of Directors of Adamis Pharmaceuticals Corporation (a public pharmaceutical company) from January 2011 until August 2014. Mr. Cohen began his career at Eli Lilly and Company in 1978, where, among many different responsibilities over ten years, he directed business planning for the Medical Instrument Systems Division and managed the launch of Prozac. He received an A.B. in biology and chemistry from Dartmouth College and an M.B.A. from the Wharton School of The University of Pennsylvania. We highly value Mr. Cohen’s significant industry expertise, developed through his career as a senior professional at several leading pharmaceutical companies. We believe that Mr. Cohen’s 20 years of experience serving as an executive officer including chief executive officer of several life sciences companies, and serving as a member of the board of several life sciences companies qualifies him to serve as a member of the Board of Directors.

Robert E. Hoffman, 49, has served as a member of our Board of Directors since September of 2014, and since June of 2012, Mr. Hoffman has served the Senior Vice President, Finance and Chief Financial Officer of Arena Pharmaceuticals, Inc., a publicly traded biopharmaceutical company, or Arena. Mr. Hoffman previously served as Arena’s Vice President, Finance and Chief Financial Officer from August 2011 to June 2012 and from December 2005 to March 2011, as its Vice President, Finance and Chief Accounting Officer from June 2004 to December 2005, as its Vice President of Finance from April 2000 to June 2004; and as its Controller from August 1997 to April 2000. From March 2011 to August 2011, Mr. Hoffman served as Chief Financial Officer for Polaris Group, a biopharmaceutical drug company. Mr. Hoffman is currently a member of the board of directors of CombiMatrix Corporation, a molecular diagnostics company and Kura Oncology, Inc. a biopharmaceutical company. He also currently serves as a member of the Financial Accounting Standards Board’s Small Business Advisory Committee and the steering committee of the Association of Bioscience Financial Officers. In addition, Mr. Hoffman is a member and a former director and President of the San Diego Chapter of Financial Executives International. Mr. Hoffman holds a B.B.A. from St. Bonaventure University, and is licensed as a C.P.A. (inactive) in the State of California. We believe Mr. Hoffman’s 15 years of experience in serving as an executive officer of a publicly traded life sciences company and service as a member of the board of directors of two life sciences companies qualifies him to serve as a member of our Board of Directors.

Philip O. Livingston, M.D., 71, serves as a member of our Board of Directors and our Chief Science Officer and, prior to the merger, served as a member of MabVax’s Board of Directors and its Chief Science Officer since 2012. He received his MD degree from Harvard Medical School and was Professor of Medicine in the Joan and Sanford Weill Medical College at Cornell University and Attending Physician and Member in Memorial Sloan-Kettering Cancer Center where he treated melanoma patients and ran the Cancer Vaccinology Laboratory research lab for over 30 years until his retirement from MSKCC October 1, 2011. Dr. Livingston’s research focused on: identification of suitable targets for immunotherapy of a variety of cancers, construction of polyvalent conjugate vaccines specifically designed to augment antibody responses against these targets, and identification of optimal immunological adjuvants to further augment the potency of these vaccines. He has over 150 publications and 4 issued and 3 pending patents concerning cancer vaccines. Recently, Dr. Livingston helped establish MabVax Therapeutics, Inc., and another biotech company, Adjuvance Technologies, Inc. MabVax supports two randomized Phase II trials with these MSKCC polyvalent vaccines and establishment of human monoclonal antibodies from the blood of immunized patients. We believe that Dr. Livingston’s extensive expertise in immunotherapy qualifies him to serve as a member of our Board of Directors and our Chief Science Officer.

Paul V. Maier, 67, serves as a member of our Board of Directors and served as the Chief Financial Officer of Sequenom, Inc., (a public biotechnology company) from November of 2009 through June of 2014. Prior to joining Sequenom, Mr. Maier served as Senior Vice President and Chief Financial Officer of Ligand Pharmaceuticals, Inc. from 1992 until 2007, where he helped build Ligand from a venture stage company to a commercial, integrated biopharmaceutical organization. Prior to joining Ligand, he spent six years in various management and finance positions at ICN Pharmaceuticals. Since 2007, Mr. Maier has served as a member of the Board of Directors of International Stem Cell Corporation (a public life sciences company) and currently services as the Chairperson of its Audit Committee and as a member of its Compensation and Governance Committees. Mr. Maier also serves as Chairman of the Audit Committee and a member of the Governance Committee of the Board of Directors of Apricus Biosciences, Inc (a public pharmaceutical company)  Mr. Maier also serves as a Director of Biological Dynamics and Ritter Pharmaceuticals, both private life science companies. Mr. Maier received his M.B.A. from Harvard Business School and a B.S. from Pennsylvania State University. We believe that Mr. Maier’s over 20 years of experience in life sciences as a chief financial officer and serving on the board of several life sciences public companies qualifies him to serve as a member of the Board of Directors and as chair of the Audit Committee.

Jeffrey V. Ravetch, M.D., Ph.D., 63, is currently a member of our Board of Directors and has served as the Theresa and Eugene Lang Professor at the Rockefeller University and Head of the Leonard Wagner Laboratory of Molecular Genetics and Immunology since 1997. Prior to the merger, Dr. Ravetch served as a member of the MabVax Board of Directors commencing March 2014.

Dr. Ravetch, a native of New York City, received his undergraduate training in molecular biophysics and biochemistry at Yale University, earning his B.S. degree in 1973, working with Donald M. Crothers on the thermodynamic and kinetic properties of synthetic oligoribonucleotides. Dr. Ravetch continued his training at the Rockefeller University—Cornell Medical School MD/Ph.D. program, earning his doctorate in 1978 in genetics with Norton Zinder and Peter Model, investigating the genetics of viral replication and gene expression for the single stranded DNA bacteriophage f1 and in 1979 he earned his M.D. from Cornell University Medical School. Dr. Ravetch pursued postdoctoral studies at the NIH with Phil Leder where he identified and characterized the genes for human antibodies and the DNA elements involved in switch recombination. From 1982 to 1996 Dr. Ravetch was a member of the faculty of Memorial Sloan-Kettering Cancer Center and Cornell Medical College. His laboratory has focused on the mechanisms by which antibodies mediate their diverse biological activities in vivo, establishing the pre-eminence of FcR pathways in host defense, inflammation and tolerance and describing novel inhibitory signaling pathways to account for the paradoxical roles of antibodies as promoting and suppressing inflammation. His work has been extended into clinical applications for the treatment of neoplastic, inflammatory and infectious diseases.

Dr. Ravetch has received numerous awards including the Burroughs-Wellcome Scholar Award, the Pew Scholar Award, the Boyer Award, the NIH Merit Award, the Lee C. Howley, Sr. Prize (2004), the AAI-Huang Foundation Meritorious Career Award (2005), the William B. Coley Award (2007), the Sanofi-Pasteur Award (2012) and the Gairdner International Prize (2012). He has presented numerous named lectures including the Kunkel Lecture, the Ecker Lecture, the Goidl Lecture, the Grabar Lecture, the Dyer Lecture and the Heidelberger/Kabat Lecture. He has received an honorary doctorate from Freidrich-Alexander University, Nuremberg/Erlangen. He is a member of National Academy of Sciences (2006), the Institute of Medicine (2007), a Fellow of the American Academy of Arts and Sciences (2008) and a Fellow of the American Association for the Advancement of Science (2009).

Dr. Ravetch has contributed extensively to the scientific community by serving as a member of the Scientific Advisory Boards of the Cancer Research Institute, the Irvington Institute for Medical Research and the Damon Runyon Foundation. He has been active in biotechnology for the last two decades, having served as a consultant or member of the Scientific Advisory Boards of Millennium Pharmaceuticals, Exelexis Pharmaceuticals, Regeneron Pharmaceuticals, Medimmune, Genentech, Novartis, Merck, Micromet, Xencor, Suppremol, Igenica, Portola Pharmaceuticals and Momenta Pharmaceuticals, Inc. We believe Dr. Ravetch’s extensive scientific knowledge and training qualify him to serve as a member of our Board of Directors.

Thomas C. Varvaro, 45, has served as the Chief Financial Officer of ChromaDex Corp. since January 2004 and as its Secretary since March 2006. He also served as a director of ChromaDex Corporation from March 2006 until May 2010. Mr. Varvaro is responsible for overseeing all aspects of ChromaDex’s accounting, information technology, Intellectual Property management and human resources management. Mr. Varvaro has extensive process-mapping and business process improvement skills, along with a solid information technology background that includes management and implementation experiences ranging from custom application design to enterprise wide system deployment. Mr. Varvaro also has hands-on experience in integrating acquisitions and in new facility startups. In working with manufacturing organizations Mr. Varvaro has overseen plant automation, reporting and bar code tracking implementations. Mr. Varvaro also has broad legal experience in intellectual property, contract and employment law. From 1998 to 2004, Mr. Varvaro was employed by Fast Heat Inc., a Chicago, Illinois based Global supplier to the plastics, HVAC, packaging, and food processing industries, where he began as controller and was promoted to chief information officer and then chief financial officer during his tenure. During his time there Mr. Varvaro was responsible for all financial matters including accounting, risk management and human resources. From 1993 to 1998, Mr. Varvaro was employed by Maple Leaf Bakery, Inc., Chicago, Illinois, during its rise to becoming a national leader in specialty bakery products. During his tenure Mr. Varvaro served in information technology and accounting roles, helping to shepherd the company from a single facility to national leader in specialty food products. Mr. Varvaro has a B.S. in Accounting from University of Illinois, Urbana-Champaign and has been certified as a Certified Public Accountant.  We believe Mr. Varvaro’s extensive industry experience as an officer and director, as well as his extensive financial and accounting training and management experience qualify him to serve as a member of our Board of Directors.

BOARD OF DIRECTORS COMMITTEES AND MEETINGS

BOARD LEADERSHIP STRUCTURE

The Board of Directors is currently chaired by the President and Chief Executive Officer of the Company, Mr. Hansen. The Company believes that combining the positions of Chief Executive Officer and Chairman of the Board of Directors helps to ensure that the Board of Directors and management act with a common purpose. Integrating the positions of Chief Executive Officer and Chairman can provide a clear chain of command to execute the Company’s strategic initiatives. The Company also believes that it is advantageous to have a Chairman with an extensive history with and knowledge of the Company, and extensive technical and industry experience. Notwithstanding the combined role of Chief Executive Officer and Chairman, key strategic initiatives and decisions involving the Company are discussed and approved by the entire Board of Directors. In addition, meetings of the independent directors of the Company are regularly held, which Mr. Hansen does not attend. The Company believes that the current leadership structure and processes maintains an effective oversight of management and independence of the Board of Directors as a whole without separate designation of a lead independent director. However, the Board of Directors will continue to monitor its functioning and will consider appropriate changes to ensure the effective independent function of the Board of Directors in its oversight responsibilities.

ROLE OF THE BOARD IN RISK OVERSIGHT

One of the Board of Director’s key functions is informed oversight of the Company’s risk management process. The Board of Directors does not have a standing risk management committee, but rather administers this oversight function directly through the Board of Directors as a whole, as well as through various Board of Directors standing committees that address risks inherent in their respective areas of oversight. In particular, our Board of Directors is responsible for monitoring and assessing strategic risk exposure, including a determination of the nature and level of risk appropriate for the Company. The Audit Committee considers and discusses with management the Company’s major financial risk exposures and related monitoring and control of such exposures as well as compliance with legal and regulatory requirements. The Nominating & Governance Committee monitors the effectiveness of our corporate governance guidelines. The Compensation Committee assesses and monitors whether our compensation policies and programs have the potential to encourage excessive risk-taking. Any findings regarding material risk exposure to the Company are reported to and discussed with the Board of Directors.

INDEPENDENCE OF THE BOARD OF DIRECTORS AND ITS COMMITTEES

After review of all relevant transactions or relationships between each director and nominee for director, or any of his or her family members, and the Company, its senior management and its Independent Registered Public Accounting Firm, the Board of Directors has determined that all of the Company’s directors and the Company’s nominees for director are independent within the meaning of the applicable NASDAQ listing standards, except Mr. Hansen, the Chairman of the Board of Directors, Chief Executive Officer and President, of the Company, and Dr. Livingston, Chief Science Officer. As required under the NASDAQ listing standards, the Company’s independent directors meet in regularly scheduled executive sessions at which only independent directors are present. The Company’s independent directors met 6 times and acted by unanimous written consent 15 times during the fiscal year ended December 31, 2014.   Each member of the Board of Directors attended 75% or more of the aggregate of the meetings of the Board of Directors held in the last fiscal year during the period for which he was a director and of the meetings of the committees on which he served, held in the last fiscal year during the period for which he was a committee member.  Although the Company is not currently NASDAQ-listed we believe it is in the Company’s interests to comply with these standards both as a matter of good governance and to facilitate any future re-listing.

The Board of Directors has three committees: an Audit Committee, a Compensation Committee and a Nominating & Governance Committee. Below is a description of each committee of the Board of Directors. The Board of Directors has determined that each member of each committee meets the applicable rules and regulations regarding “independence” and that each member is free of any relationship that would interfere with his individual exercise of independent judgment with regard to the Company.

AUDIT COMMITTEE

The Audit Committee of the Board of Directors oversees the Company’s corporate accounting and financial reporting process. For this purpose, the Audit Committee performs several functions. The Audit Committee, among other things: evaluates the performance, and assesses the qualifications, of the Independent Registered Public Accounting Firm; determines and pre-approves the engagement of the Independent Registered Public Accounting Firm to perform all proposed audit, review and attest services; reviews and pre-approves the retention of the Independent Registered Public Accounting Firm to perform any proposed, permissible non-audit services; determines whether to retain or terminate the existing Independent Registered Public Accounting Firm or to appoint and engage a new Independent Registered Public Accounting Firm for the ensuing year; confers with management and the Independent Registered Public Accounting Firm regarding the effectiveness of internal controls over financial reporting; establishes procedures, as required under applicable law, for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters; reviews the financial statements to be included in the Company’s Annual Report on Form 10-K and recommends whether or not such financial statements should be so included; and discusses with management and the Independent Registered Public Accounting Firm the results of the annual audit and review of the Company’s quarterly financial statements.

The Audit Committee is currently composed of four outside directors: Mr. Maier, Mr. Cohen, Mr. Hoffman, who were members as of December 31, 2014, and Mr. Varvaro, who was appointed in April 2015. The Audit Committee met 4 times and acted 2 times by written consent during the fiscal year ended December 31, 2014. The Audit Committee Charter was last amended in March 2015 and is available on the Company’s website, www.mabvax.com.

The Board of Directors periodically reviews the NASDAQ listing standards’ definition of independence for Audit Committee members and has determined that all members of the Company’s Audit Committee are independent (as independence is currently defined in Rule 5605(c)(2)(A) of the NASDAQ listing standards and Rule 10A-3(b)(1) of the Securities Exchange Act of 1934, as amended). Although the Company is not currently NASDAQ-listed we believe it is in the Company’s interests to comply with these NASDAQ standards both as a matter of good governance and to facilitate any future re-listing.  The Board of Directors has determined that Mr. Maier qualifies as an “audit committee financial expert,” as defined in applicable SEC rules. The Board of Directors made a qualitative assessment of Mr. Maier’s level of knowledge and experience based on a number of factors, including his formal education and his service in executive capacities having financial oversight responsibilities. These positions include Chief Financial Officer, Senior Vice President, and member of the boards of directors and audit committees of, a number of biotechnology and genomics companies, pursuant to which he has experience preparing, reviewing and supervising the preparation of financial reports. In addition, Mr. Maier holds an M.B.A from Harvard Business School. For further information on Mr. Maier’s experience, please see his biography above.

COMPENSATION COMMITTEE

The Compensation Committee of the Board of Directors reviews, modifies and approves the overall compensation strategy and policies for the Company. The Compensation Committee, among other things: reviews and approves corporate performance goals and objectives relevant to the compensation of the Company’s officers; determines and approves the compensation and other terms of employment of the Company’s Chief Executive Officer; determines and approves the compensation and other terms of employment of the other officers of the Company; and administers the Company’s stock option and purchase plans, pension and profit sharing plans and other similar programs.

The Compensation Committee is composed of four outside directors: Mr. Cohen, Mr. Hoffman, and Dr. Ravetch, who were members as of December 31, 2014 and Mr. Varvaro, who was appointed in April 2015.  Each of the members of the Compensation Committee is independent (as independence is currently defined in Rule 5605(a)(2) of the NASDAQ listing standards). The Compensation Committee met 4 times during the fiscal year ended December 31, 2014. The Compensation Committee Charter was last amended in March 2015 and is available on the Company’s website, www.mabvax.com.

Compensation Committee Interlocks and Insider Participation

Each of Edward W. Cantrall, Ph.D, Steven R. Goldring, M.D. and Richard B. Newman, Esq. served on our compensation committee in 2014 prior to the Merger. Jeffrey V. Ravetch, M.D., Ph.D., Robert E. Hoffman, and Kenneth M. Cohen were members as of December 31, 2014, and Thomas C. Varvaro was added in April 2015. No member of our compensation committee has at any time been an employee of ours. None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

NOMINATING & GOVERNANCE COMMITTEE

The Nominating & Governance Committee of the Board of Directors is responsible for, among other things: identifying, reviewing and evaluating candidates to serve as directors of the Company; reviewing, evaluating and considering incumbent directors; recommending to the Board of Directors for selection candidates for election to the Board of Directors; making recommendations to the Board of Directors regarding the membership of the committees of the Board of Directors; and assessing the performance of the Board of Directors.

The Nominating & Governance Committee is currently composed of four outside directors: Mr. Cohen, Mr. Hoffman, and Mr. Maier who were members as of December 31, 2014, and Mr. Varvaro, who was appointed in April 2015. All members of the Nominating & Governance Committee are independent (as independence is currently defined in Rule 5605(a)(2) of the NASDAQ listing standards). The Nominating & Governance Committee met 1 time during the fiscal year ended December 31, 2014. The Nominating & Governance Committee Charter was last amended in March 2015 and is available on the Company’s website, www.mabvax.com.

The Nominating & Governance Committee has not established any specific minimum qualifications that must be met for recommendation for a position on the Board of Directors. Instead, in considering candidates for director the Nominating & Governance Committee will generally consider all relevant factors, including among others the candidate’s applicable education, expertise and demonstrated excellence in his or her field, the usefulness of the expertise to the Company, the availability of the candidate to devote sufficient time and attention to the affairs of the Company, the candidate’s reputation for personal integrity and ethics and the candidate’s ability to exercise sound business judgment. Other relevant factors, including diversity, experience and skills, will also be considered. Candidates for director are reviewed in the context of the existing membership of the Board of Directors (including the qualities and skills of the existing directors), the operating requirements of the Company and the long-term interests of its stockholders.

The Nominating & Governance Committee considers each director’s executive experience leading biopharmaceutical companies, his familiarity and experience with the various operational, scientific and/or financial aspects of managing companies in our industry, and his involvement in building collaborative biopharmaceutical development and commercialization relationships.

With respect to diversity, the Nominating & Governance Committee seeks a diverse group of individuals who have executive leadership experience in life sciences companies, and a complementary mix of backgrounds and skills necessary to provide meaningful oversight of the Company’s activities. As a clinical stage drug development company focused on discovering and developing small molecule drugs, we seek directors who have experience in the medical, regulatory and pharmaceutical industries in general, and also look for individuals who have experience with the operational issues that we face in our dealings with clinical and pre-clinical drug development, collaborations with third parties and commercialization and manufacturing issues. Some of our directors have strong financial backgrounds and experience in dealing with public companies, to help us in our evaluation of our operations and our financial model. We also face unique challenges as we implement our strategy to develop, manufacture and commercialize our products by entering into relationships with pharmaceutical companies. The Nominating & Governance Committee annually reviews the Board’s composition in light of the Company’s changing requirements. The Nominating & Governance Committee uses the Board of Director’s network of contacts when compiling a list of potential director candidates and may also engage outside consultants. Pursuant to its charter, the Nominating & Governance Committee will consider, but not necessarily recommend to the Board of Directors, potential director candidates recommended by stockholders. All potential director candidates are evaluated based on the factors set forth above, and the Nominating & Governance Committee has established no special procedure for the consideration of director candidates recommended by stockholders.

Director Nominations

There have been no material changes to the procedures by which stockholder may recommend nominees to the Board of Directors since our last disclosure of these procedures.

STOCKHOLDER COMMUNICATIONS WITH THE BOARD OF DIRECTORS

The Nominating & Governance Committee of the Board of Directors has adopted a process by which stockholders may communicate with the Board of Directors or any of its individual directors. Stockholders who wish to communicate with the Board of Directors may do so by sending a written communication addressed as follows: Board Communication, MabVax Therapeutics Holdings, Inc., 11588 Sorrento Valley Rd., Suite 20, San Diego, CA 92121. All communications must state the number and class(es) of shares owned by the stockholder making the communication.  The Company’s Secretary or other officer will review each communication and forward the communication to the Board of Directors, to any individual director to whom the communication is addressed, and/or to any other officer of the Company considered to be necessary or appropriate.

EXECUTIVE OFFICERS

The following table sets forth information regarding the Company’s executive officers and key personnel.

Executive Officers:

Name	Position
J. David Hansen.	Chairman of the Board of Directors, President and Chief Executive Officer

Gregory P. Hanson, CMA	Chief Financial Officer

Wolfgang W. Scholz, Ph.D.	Vice President of Antibody Discovery

Paul W. Maffuid, Ph.D.	Vice President of Pharmaceutical Development and Operations

The following is a brief summary of the background of each of our executive officers.

J. David Hansen.  Biographical information regarding Mr. Hansen is provided above under Board of Directors.

Gregory P. Hanson, 68, currently serves as our Chief Financial Officer and, prior to the merger, joined MabVax in February of 2014 as its Chief Financial Officer. Mr. Hanson is an experienced CFO and was a Managing Director of First Cornerstone, starting in 2008 until February 2014, a board and management advisor to companies and executives in the areas of international corporate development, financing strategies, commercialization of technologies and products, and M&A advisory services. Since November 2009, Mr. Hanson has served as Advisory Board Member of Menon International, Inc. in an international capacity advising on partnering and licensing arrangements, financings, and in commercializing technologies involving biosensor devices and assays, and renewable products. Since October 2011, Mr. Hanson has served on the Life Sciences Advisory Board of Brinson Patrick Securities, a boutique investment bank, and continues to serve from time to time as a confidential advisor to several other tech and life sciences companies. Mr. Hanson is the 2012-2013 President and 8-year Board Member of San Diego Financial Executives International (FEI), and has served on the Capital Formation Committee at BIOCOM since 2011.

Mr. Hanson served as Senior Vice President of Brinson Patrick Securities from October 2008 to October 2010, where he opened up the San Diego branch and introduced a new financing strategy for life sciences companies. From 2006 to September 2008 Mr. Hanson served as Senior Vice President and Chief Financial Officer of Mast Therapeutics (MSTX—NYSE MKT); and from 1998 to 2006 he served as Vice President and Chief Financial Officer, Chief Accounting Officer, Compliance Officer and Corporate Secretary of Avanir Pharmaceuticals, the developer of the cold sore product Abreva™. While at Avanir, Mr. Hanson listed the company on the American Stock Exchange, and 5 years later to the NASDAQ. Mr. Hanson has completed approximately $1 billion in financing, licensing and partnering arrangements. Mr. Hanson was an initial and continuing 6-year member of the Small Business Advisory Committee to the Financial Accounting Standards Board, and has spoken at various national conferences and industry organizations on financing strategy, and twice spoken to the SEC’s Committee on Improvements to Financial Reporting.

Mr. Hanson is a Certified Management Accountant and has an MBA with distinction from the University of Michigan, a BS in Mechanical Engineering from Kansas State University, and Series 7 & Series 63 securities.

Wolfgang W. Scholz, Ph.D., 61, serves as Vice President of Antibody Discovery and, prior to the merger, was a co-founder of MabVax and is Vice President of Antibody Discovery since 2008. He has extensive drug discovery experience in multiple therapeutic categories and has collaborated with major pharmaceutical companies on several projects. Dr. Scholz earned his Ph.D. in Microbiology/Immunology from the University of Kiel, Germany in 1985 and completed his postdoctoral training at The Scripps Research Institute, La Jolla. He held positions with increasing responsibilities at Tanabe Research Laboratories from 1990 to 1997 and most recently he was Senior Director at Avanir Pharmaceuticals from 2000 to 2008, where he led research and development efforts for 8 years. He was a co-founder of Xenerex Biosciences, a subsidiary owned by Avanir Pharmaceuticals. Under his leadership, the antibody discovery group developed human monoclonal antibodies to multiple infectious disease targets using in vitro and SCID mouse technologies, and one antibody (AVP-21D9) was successfully out-licensed and recently passed Phase I safety testing. Dr. Scholz's work has been supported by multiple grants from the National Institute for Allergy and Infectious Diseases. Dr. Scholz is the principal investigator on multiple National Cancer Institute grants received by MabVax totaling almost $5 million. Dr. Scholz is an inventor on three pending and three issued antibody patents, three issued small molecule patents, and author on thirty-four peer-reviewed publications. We believe Dr. Scholz's experience in antibody discovery and institutional knowledge of MabVax's vaccine programs qualifies him to serve as Vice President of Antibody Discovery.

Paul W. Maffuid, Ph.D., 59, serves as Vice President of Pharmaceutical Development and Operations. Dr. Maffuid joined MabVax Therapeutics in July of 2014 from AAIPHARMA Services Corporation where he was Executive Vice President, Pharma Operations. His responsibilities included formulation, process development, technology transfer, stability and analytical services for clients developing biologic and small molecule therapeutics. He was a member of the Executive Team that transformed a declining business into one of the world’s leading providers of integrated development services for the biopharmaceutical sector. He joined AAIPHARMA in 2011 after founding and managing Biopharmalogics, Inc. a consulting service providing Chemistry Manufacturing and Controls (CMC) as well as Drug Metabolism-Pharmacokinetics (DMPK) services for the development of pharmaceutical products since 2008. Prior to that Dr. Maffuid was Senior Vice President of Irvine Pharmaceutical Services, Inc. from 2008 to 2009. From 2001 to 2008 he was Vice President of Pharmaceutical Development for Arena Pharmaceuticals. At Arena Dr. Maffuid was a member of the Executive Management team responsible for all CMC and DMPK in support of discovery, development, and commercial operations. He led the design and construction of a 40,000 sq-ft cGMP compliant pilot manufacturing facility. Dr. Maffuid had management roles at Magellan Laboratories, Cabrillo Laboratories, and Amylin Pharmaceuticals.

Code of Conduct

The Company has adopted the MabVax Therapeutic Holdings, Inc. Code of Conduct, a code of ethics with which every person who works for us is expected to comply, including without limitation our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The MabVax Therapeutic Holdings, Inc. Code of Conduct is an exhibit to our Annual Report on Form 10-K for the period ended December 31, 2014, and is incorporated herein by reference. If we make any substantive amendments to the MabVax Therapeutic Holdings, Inc. Code of Conduct or grant to any of our directors or executive officers any waiver, including any implicit waiver from a provision of the MabVax Therapeutic Holdings, Inc. Code of Conduct, we will disclose the nature of the waiver or amendment in a Current Report on Form 8-K or as otherwise required by applicable laws.

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

Based solely on a review of the copies of such forms furnished to us during 2014, SEC filings and certain written representations that no other reports were required during the fiscal year ended December 31, 2014, our officers, directors and greater than ten percent stockholders complied with all applicable Section 16(a) filing requirement, except that one Form 5 was filed on behalf of Dr. Maffuid for a late transaction report on Form 4.

Item 11. Executive And Director Compensation

2014 Summary Compensation Table

The following table sets forth, for the fiscal years 2014 and 2013, compensation awarded or paid to, or earned by, our Chief Executive Officers, our Chief Financial Officer and our other two executive officers at December 31, 2014 (the “Named Executive Officers” or “NEOs”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(5)	All Other Compensation ($)	Total ($)(1)
J. David Hansen	2014	322,176	-0-	-0-	25,142	347,318
President, Chief Executive Officer and Chairman(2)	2013	313,892	32,318	296,226	25,719	668,155
Michael M. Wick, M.D., Ph.D.	2014	391,630	-0-	-0-	-0-	391,630
Former President, Chief Executive Officer and Chairman(2)(3)	2013	344,000 (3)	-0-	-0-	-0-	344,000
Gregory P. Hanson	2014	190,122	-0-	56,331	2,664	249,117
Chief Financial Officer(2)	2013	-0-	-0-	-0-	-0-	-0-
Wolfgang W. Scholz, Ph.D.	2014	208,630	-0-	-0-	14,609	223,239
Vice President, Antibody Discovery	2013	212,702	18,891	197,484	14,956	444,033
Paul W. Maffuid	2014	90,961	-0-	90,676	9,930	191,567
Vice President, Pharmaceutical Development and Operations(4)	2013	-0-	-0-	-0-	-0-	-0-

(1)	This table includes compensation from the Company, and from MabVax Therapeutics, Inc., its predecessor, prior to the July 2014 merger.

(2)	Mr. Wick resigned his executive positions on July 7, 2014 in connection with the Merger. Mr. Hansen and Mr. Hanson were appointed to their positions in connection with the Merger on the same date.

(3)	Dr. Wick was not compensated for his role as a director in 2014. The amount shown reflects salary earned as an employee only.

(4)	Dr. Maffuid was appointed to his position in July 2014.

(5)
The amounts in this column represent the aggregate full grant date fair values of stock options granted, computed in accordance with Accounting Standards Codification 718, or ASC 718, “Compensation—Stock Compensation” using the Black-Scholes option valuation model.

Outstanding Equity Awards at 2014 Fiscal Year-End

The following table summarizes the number of outstanding equity awards held by each of our Named Executive Officers at December 31, 2014. Each option grant is shown separately for each Named Executive Officer. The vesting schedule for each option grant is shown following this table.

Name and Principal Position	Option Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Un-exercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price per Share ($)	Option Expiration Date
Michael M. Wick
Former President, Chief Executive Officer and Chairman(1)	--	-0-	-0-	-0-	-0-	-0-
J. David Hansen	2/1/2010	12,506	-0-	-0-	0.72	2/1/2020
President, Chief Executive Officer and Chairman(1)	2/28/2013	11,464	13,548	-0-	1.44	2/28/2023
Gregory P. Hanson
Chief Financial Officer(1)	3/13/2014	8,511	10,943	-0-	8.10	3/13/2024
Wolfgang W. Scholz, Ph.D.	2/1/2010	6,948	-0-	-0-	0.72	2/1/2020
Vice President, Antibody Discovery	2/28/2013	7,643	9,032	-0-	1.44	2/28/2023
Paul W. Maffuid
Vice President, Pharmaceutical Development and Operations	9/8/2014	-0-	13,895	-0-	8.48	9/8/2024

(1)	Mr. Wick resigned his positions on July 7, 2014 in connection with the Merger. Mr. Hansen and Mr. Hanson were appointed to their positions in connection with the Merger on the same date.

Retirement Plans

The Company does not maintain any defined benefit or defined contribution pension or retirement plans, other than a 401(k) Plan that is offered through our payroll provider. The Company made no matching contributions to the 401(k) Plan in 2014.

Employment Severance and Change of Control Arrangements

We entered into an employment agreement with Michael M. Wick, M.D., Ph.D. in August 1999 upon his promotion to the position of Chief Executive Officer. In December 1999, Dr. Wick was elected Chairman of the Board of Directors effective January 2000. On December 17, 2008, we entered into an amended and restated employment agreement, or the Employment Agreement, with Dr. Wick to clarify the manner in which such employment agreement complies with the final regulations under Section 409A of the U.S. Internal Revenue Code. The Employment Agreement superseded and replaced the employment agreement entered into in August 1999. According to the Employment Agreement, either MabVax Therapeutics Holdings, Inc. or Dr. Wick may terminate his employment at any time for any reason. Per the agreement if Dr. Wick were to be terminated without cause, he would have been entitled to receive as severance continued payment of his base salary and health care benefits for twelve months. We will also accelerate the vesting of his then unvested stock options as to the number of shares that would have vested in the ordinary course in the first twelve months following his termination date, with such vesting effective as of his termination date. Dr. Wick’s benefits pursuant to the Employment Agreement were subject to his signing of a general waiver or release of MabVax Holdings. See the section “Effect of the Merger on Executive Compensation Arrangements” regarding Dr. Wick’s release and severance obligations following the merger.

In February 2003, we adopted the Telik, Inc. Change of Control Severance Benefit Plan, or the Severance Plan. On December 17, 2008, the Compensation Committee of the Board of Directors adopted an amendment to the Severance Plan to clarify the manner in which such plan complies with the final regulations under Section 409A. The Severance Plan provided eligible participants with severance benefits in the event that a participant’s employment with MabVax Holdings were to be terminated, voluntarily or involuntarily, without cause within one year after a change of control, provided that the eligible participant signs a general waiver or release prior to receipt of the benefits. Such benefits included cash severance, payment of premiums under employee benefits plans, COBRA continuation coverage, accelerated vesting of unvested stock options and additional payments if the amounts which a participant would receive in connection with a change in control of MabVax Holdings would constitute a “parachute payment” or be subject to excise tax.

The Severance Plan provided that, to the extent designated by the Compensation Committee or the Chief Executive Officer, the Chief Operating Officer, Chief Financial Officer, Senior Vice Presidents, Vice Presidents and others would be eligible to participate in the Severance Plan. On February 21, 2003, the Board of Directors designated Dr. Wick as eligible to participate in the Severance Plan. Under the Severance Plan, Dr. Wick, as the Chief Executive Officer, is eligible to receive (1) full accelerated vesting of any unvested stock options then held, (2) a lump sum cash payment equal to two times the greater of: (i) the sum of his base salary and the greater of: (a) the annual cash bonus paid to him in the prior year; or (b) his Annual Target Bonus as in effect on the date of termination; or (ii) the sum of his base salary and the greater of: (a) the annual cash bonus paid to him in the prior year; or (b) his Annual Target Bonus as in effect immediately prior to the Change of Control; and (3) continuation of health benefits for up to 24 months and COBRA continuation coverage. Dr. Wick would also have been entitled to additional payments if the amounts he would receive in connection with a change in control of MabVax Therapeutics Holdings, Inc. would constitute a “parachute payment” or be subject to excise tax. Dr. Wick’s benefits under the Severance Plan, when applicable, would have superseded the severance benefits under his employment contract.

Effect of the Merger on Our Executive and Director Compensation Arrangements

In connection with the merger, we obtained release agreements from each of Michael M. Wick, M.D., Ph.D., Gail L. Brown, M.D., William P. Kaplan, Esq., Steven R. Schow, Ph.D., and Wendy K. Wee to release any potential claims against MabVax Therapeutics with respect the termination of their employment with or service to MabVax Holdings, including all claims under the Severance Plan, and provided that each would resign from their respective officer positions upon the consummation of the merger in exchange for cash payments as provided below:

Participants	Severance and Release Payment Amount
Michael M. Wick, M.D., Ph.D.	$172,000
Gail L. Brown, M.D.	$136,000
William P. Kaplan, Esq.	$118,000
Steven R. Schow, Ph.D.	$120,000
Wendy K. Wee	$118,000

On July 8, 2014, in connection with the merger, MabVax Holdings assumed all of the duties, obligations and liabilities of MabVax under (i) the employment agreements with J. David Hansen, dated July 7, 2014, or the Hansen Employment Agreement, (ii) the employment agreement with Gregory P. Hanson dated July 7, 2014, or the Hanson Employment Agreement, and (iii) the employment agreement with Wolfgang W. Scholz, Ph.D., dated July 7, 2014, or the Scholz Employment Agreement.

Hansen Employment Agreement

The Hansen Employment Agreement has an initial term of 3 years, with an option to renew or extend the terms if notice is provided by either Mr. Hansen or MabVax Holdings at least 60 days prior to the end of the term. Under the terms of his agreement, Mr. Hansen received a base salary of $322,176 in 2014. Mr. Hansen is also entitled to an annual bonus, based on certain performance-based objectives established by the Compensation Committee of the Board.

The Hansen Employment Agreement may be terminated upon death, disability, and with or without Cause (as defined by the Hansen Employment Agreement) by MabVax Holdings, with Good Reason (as defined in the Hansen Employment Agreement ), with or without Cause and upon a Change in Control (as defined in the Employment Agreement), by Mr. Hansen or at either party’s election not to renew the employment agreement. In the event the Hansen Employment Agreement is terminated as a result of Mr. Hansen’s death, Mr. Hansen’s authorized representative shall be entitled to receive all Accrued Obligations (as defined in the employment agreement), full acceleration of vesting of all issued and outstanding stock options, benefits for up to one year, any unpaid annual bonus amounts and a pro rata bonus payment. In the event the Hansen Employment Agreement is terminated by MabVax Holdings for Disability or without Cause, by Mr. Hansen for Good Reason, non-renewal by MabVax Holdings or in connection with a Change in Control, Mr. Hansen would be entitled to receive all Accrued Obligations, full acceleration of vesting of all issued and outstanding stock options, unpaid bonus amounts, benefits for up to one year or until Mr. Hansen obtains coverage through subsequent employment (whichever is earlier) and severance payments equal to Mr. Hansen’s annual base salary payable in 12 equal monthly installments. In the event the employment agreement is terminated by MabVax Holdings for Cause, without Good Reason by Mr. Hansen, or the parties elect not to renew the agreement, Mr. Hansen will be entitled to payment of any base salary earned but unpaid through the date of termination and any other payment or benefit to which he is entitled under the applicable terms of any applicable company arrangement during the 30 day period following the termination of the Hansen Employment Agreement.

Hanson Employment Agreement

The Hanson Employment Agreement has an initial term of 3 years, with an option to renew or extend the terms if notice is provided by either Mr. Hanson or us at least 60 days prior to the end of the term. Under the terms of his agreement, Mr. Hanson was entitled to receive a base salary of $215,000 in 2014. Mr. Hanson is also entitled to an annual bonus, based on certain performance-based objectives established by our Chief Executive Officer. In addition, MabVax Therapeutics previously granted Mr. Hanson options which are currently exercisable to purchase up to 19,454 shares of MabVax Holdings common stock at an exercise price of $8.096 under the terms of the MabVax Holdings 2014 Employee, Director and Consultant Equity Incentive Plan as assumed by MabVax Holdings pursuant to the Merger Agreement.

The Hanson Employment Agreement may be terminated upon death, disability, and with or without Cause (as defined by the Hansen Employment Agreement) by MabVax Holdings, with Good Reason (as defined in the Hanson Employment Agreement), with or without Cause and upon a Change in Control (as defined in the Employment Agreement), by Mr. Hanson or at either party’s election not to renew the employment agreement. In the event the Hanson Employment Agreement is terminated as a result of Mr. Hanson’s death, Mr. Hanson’s authorized representative shall be entitled to receive all Accrued Obligations (as defined in the employment agreement), full acceleration of vesting of all issued and outstanding stock options, benefits for up to 1 year, any unpaid annual bonus amounts and a pro rata bonus payment. In the event the Hanson Employment Agreement is terminated by MabVax Holdings for Disability or without Cause, by Mr. Hanson for Good Reason, non-renewal by MabVax Holdings or in connection with a Change in Control, Mr. Hanson would be entitled to receive all Accrued Obligations, full acceleration of vesting of all issued and outstanding stock options, unpaid bonus amounts, benefits for up to one year or until Mr. Hanson obtains coverage through subsequent employment (whichever is earlier) and severance payments equal to Mr. Hanson’s annual base salary payable in 12 equal monthly installments. In the event the employment agreement is terminated by MabVax Holdings for Cause, without Good Reason by Mr. Hanson, or the parties elect not to renew the agreement, Mr. Hanson will be entitled to payment of any base salary earned but unpaid through the date of termination and any other payment or benefit to which he is entitled under the applicable terms of any applicable company arrangement during the 30 day period following the termination of the Hanson Employment Agreement.

Scholz Employment Agreement

The Scholz Employment Agreement has an initial term of 3 years, with an option to renew or extend the terms if notice is provided by either Dr. Scholz or MabVax Holdings at least 60 days prior to the end of the term. Under the terms of his agreement, Dr. Scholz was entitled to receive a base annual salary of $213,803 in 2014. Dr. Scholz is also entitled to an annual bonus, based on certain performance-based objectives established by MabVax Holdings.

The Scholz Employment Agreement may be terminated upon death, disability, and with or without Cause (as defined by the Scholz Employment Agreement) by MabVax Holdings, with Good Reason (as defined in the Scholz Employment Agreement), with or without Cause and upon a Change in Control (as defined in the Employment Agreement), by Mr. Scholz or at either party’s election not to renew the employment agreement. In the event the Scholz Employment Agreement is terminated as a result of Dr. Scholz’s death, Dr. Scholz’s authorized representative shall be entitled to receive all Accrued Obligations (as defined in the employment agreement), full acceleration of vesting of all issued and outstanding stock options, benefits for up to 1 year, any unpaid annual bonus amounts and a pro rata bonus payment. In the event the Scholz Employment Agreement is terminated by MabVax Holdings for Disability or without Cause, by Dr. Scholz for Good Reason, non-renewal by MabVax Holdings or in connection with a Change in Control, Dr. Scholz would be entitled to receive all Accrued Obligations, full acceleration of vesting of all issued and outstanding stock options, unpaid bonus amounts, benefits for up to one year or until Dr. Scholz obtains coverage through subsequent employment (whichever is earlier) and severance payments equal to Dr. Scholz’s annual base salary payable in 12 equal monthly installments. In the event the employment agreement is terminated by MabVax Holdings for Cause, without Good Reason by Dr. Scholz, or the parties elect not to renew the agreement, Dr. Scholz will be entitled to payment of any base salary earned but unpaid through the date of termination and any other payment or benefit to which he is entitled under the applicable terms of any applicable company arrangement during the 30 day period following the termination of the Scholz Employment Agreement.

Maffuid Employment Agreement

On July 21, 2014, we entered into an Employment Agreement with Paul Maffuid, Ph.D., or the Maffuid Employment Agreement. The Maffuid Employment Agreement has an initial term of 3 years, with an option to renew or extend the terms if notice is provided by either Dr. Maffuid or MabVax Holdings at least 60 days prior to the end of the term. Under the terms of his agreement, Dr. Maffuid was entitled to receive a base salary of $225,000 in 2014. Dr. Maffuid is also entitled to an annual bonus, based on certain performance-based objectives established by MabVax Holdings’ Chief Executive Officer. In addition, MabVax Holdings previously granted Dr. Maffuid options to purchase up to 13,895 shares of MabVax Holdings common stock at an exercise price of $8.48 per share under the terms of the Amended and Restated MabVax Holdings 2014 Employee, Director and Consultant Equity Incentive Plan which was assumed by MabVax Holdings pursuant to the Merger Agreement.

The Maffuid Employment Agreement may be terminated upon death, disability, and with or without Cause (as defined by the Maffuid Employment Agreement) by MabVax Holdings, with Good Reason (as defined in the Maffuid Employment Agreement), with or without Cause and upon a Change in Control (as defined in the Employment Agreement), by Dr. Maffuid or at either party’s election not to renew the employment agreement. In the event the Maffuid Employment Agreement is terminated as a result of Dr. Maffuid’s death, Dr. Maffuid’s authorized representative shall be entitled to receive all Accrued Obligations (as defined in the employment agreement), full acceleration of vesting of all issued and outstanding stock options, benefits for up to 1 year, any unpaid annual bonus amounts and a pro rata bonus payment. In the event the Maffuid Employment Agreement is terminated by MabVax Holdings for Disability or without Cause, by Dr. Maffuid for Good Reason, non-renewal by MabVax Holdings or in connection with a Change in Control, Dr. Maffuid would be entitled to receive all Accrued Obligations, full acceleration of vesting of all issued and outstanding stock options, unpaid bonus amounts, benefits for up to one year or until Dr. Maffuid obtains coverage through subsequent employment (whichever is earlier) and severance payments equal to Dr. Maffuid’s annual base salary payable in 12 equal monthly installments. In the event the employment agreement is terminated by MabVax Holdings for Cause, without Good Reason by Dr. Maffuid, or the parties elect not to renew the agreement, Dr. Maffuid will be entitled to payment of any base salary earned but unpaid through the date of termination and any other payment or benefit to which he is entitled under the applicable terms of any applicable company arrangement during the 30 day period following the termination of the Maffuid Employment Agreement.

Director Compensation

Employee directors do not receive any separate compensation for their board of director activities. During the year ended December 31, 2014, non-NEO directors received the compensation described below for their services as director.

2014 Director Compensation Table

Name of Director	Fees Earned or Paid in Cash ($)		Option Awards ($) (1)	Total ($)
Edward W. Cantrall, Ph.D. (4)	$24,000		--	$24,000
Steven R. Goldring, M.D. (4)	$24,000		--	$24,000
Richard B. Newman, Esq. (4)	$24,000		--	$24,000
Philip O. Livingston, M.D. (2)	--		--	--
Robert E. Hoffman	$8,250		$62,953	$71,203
Jeffrey Ravetch, M.D.	$14,500		$28,971	$43,471
Paul V. Maier	$11,750		$75,020	$86,770
Kenneth M. Cohen	$13,190	(3)	$75,020	$102,710

(1)
The amounts in this column represent the aggregate full grant date fair values of stock options granted to each of the non-employee directors computed in accordance with Accounting Standards Codification 718, or ASC 718, “Compensation—Stock Compensation,” excluding the effect of estimated forfeitures. For additional information on the valuation assumptions, refer to “Stock-based Compensation under ASC 718” and “Valuation Assumptions” under the “Notes to the Financial Statements” in MabVax Holdings’ Form 10-K for the year ended December 31, 2014, as filed with the SEC. The amounts reported for these options may not represent the actual economic values that MabVax Holdings’ non-employee directors will realize from these options, as the actual value realized will depend on MabVax Holdings’ performance, stock price and their continued services.

(2)	Dr. Livingston does not receive any compensation as a director. Dr. Livingston’s employee compensation in 2014 consisted of $60,000 in cash compensation.
(3)	This amount does not include $14,500 paid to Mr. Cohen as a consultant, prior to his election as a director.
(4)	Director prior to the Merger.

The following table shows for each non-NEO director (a) the grant date of each option granted to the non-employee director in the 2014 fiscal year, (b) the exercise price, (c) the grant date fair value of that option as calculated in accordance with ASC 718 and (d) the aggregate number of shares subject to all outstanding options held by that individual as of December 31, 2014:

Name of Director	Option Grant Date	Exercise Price Per Share ($)	Full Grant Date Fair Value ($)	Total Shares Subject to Outstanding Options at 12/31/14
Edward W. Cantrall, Ph.D. (1)	--	--	--	--
Steven R. Goldring, M.D. (1)	--	--	--	--
Richard B. Newman, Esq. (1)	--	--	--	--
Philip O. Livingston, M.D.	--	--	--	--
Robert E. Hoffman	9/8/2014	$8.48	$62,953	11,116
Jeffrey Ravetch, M.D.	3/13/2014	$8.10	$28,971	11,116
Paul V. Maier	6/30/2014	$9.14	$75,020	11,116
Kenneth M. Cohen	6/30/2014	$9.14	$75,020	11,116

(1)	Director prior to the Merger.

Amended and Restated Director Compensation Policy

In 2014, under our Non-Employee Director Compensation Policy, or the Policy, members of the Board of Directors who are not an employees of, or compensated consultants to MabVax Holdings or any of its affiliates, (an “Outside Director”) was entitled to receive certain stock option grants.

Under the Policy, each newly appointed or elected Outside Director was granted a non-qualified stock option to purchase up to 11,116 shares of our common stock on the date of his or her initial appointment or election to our Board of Directors. These initial option grants were fully vested on the date of the grant, and had an exercise price equal to the greater of $4.48 per share, or the fair market value of shares of our common stock as determined in the Stock Plan on the date of grant.

Under the Policy in 2014, our Outside Directors were entitled to receive annual cash payments of $12,000 payable on a monthly pro-rata basis and cash payments of $1,250 per meeting attended in person and $750 per meeting attended telephonically. On April 3, 2015, the Board ratified the Compensation Committee’s amendment to the Policy and implementation of the below compensation for all Outside Directors:

•
Each Non-employee Board member shall receive a cash retainer of $24,000 per year. Chairmen of each committee shall receive an additional cash retainer as follows: (i) $12,000 for the Chairman of the Audit Committee; (ii) $8,000 for the Chairman of the Compensation Committee; and (iii) $5,000 for the Chairman of the Nominating Committee. All such retainers will be paid on a quarterly basis;

•
Each current Board member received a one-time grant, and each new member going forward shall receive an initial one time grant of: 68,500 shares of Common Stock, half of which shall be comprised of restricted stock units and half of which shall be comprised of stock option with three year annual vesting; and

•	Each Non-employee Board member will also receive an automatic annual grant of 35,000 stock options, with one year vesting.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides certain information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2014.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
Equity compensation plans approved by security holders	242,893	$3.92	326,431
Equity compensation plans not approved by security holders	—	N/A	—
Total	242,893		326,431

Security Ownership of Certain Beneficial Owners.

The following table sets forth information known to us concerning the beneficial ownership of MabVax Therapeutics Holdings’ common stock as of April 24, 2015 for:

•	each person known by us to beneficially own more than 5% of the Company’s common stock;

•	each of our directors;

•	each of our executive officers; and

•	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC. In general, a person is deemed to be the beneficial owner of (i) any shares of the Company’s common stock over which such person has sole or shared voting power or investment power, plus (ii) any shares which such person has the right to acquire beneficial ownership of within 60 days of the above date, whether through the exercise of options, warrants or otherwise. Applicable percentages are based on 22,418,996 shares of common stock outstanding on the date above, adjusted as required by rules promulgated by the SEC.

Name and Address of Beneficial Owner	Number of Shares of Common Stock	Percentage of Common Stock
5% Stockholders
RTP Venture Fund (1)	1,447,037	6.45%
Frost Gamma Investment Trust (2)	1,333,333	5.95%
Pinnacle Family Office Investments	1,333,333	5.95%
Andy Sassine	1,333,333	5.95%
Alpha Capital Anstalt	1,332,313	5.94%
Total 5% stockholders	6,779,349	30.24%

Directors and Executive Officers
Philip O. Livingston, M.D. (1)	1,447,037	6.45%
Jeffrey Ravetch, M.D., Ph.D. (5)	142,616	*
J. David Hansen (3)	93,271	*
Wolfgang W. Scholz, Ph.D. (6)	66,350	*
Robert E. Hoffman (4)	21,116	*
Kenneth M. Cohen (8)	17,616	*
Paul V. Maier (7)	11,116	*
Gregory P. Hanson	9,079	*
Paul W. Maffuid, Ph.D.	5,000	*
Thomas C. Varvaro	—	*
	sd
All executive officers and directors as a group (11 persons)	1,813,201	8.05%

*	Less than 1%.

(1)
Consists of (i) 1,307,396 shares held by RTP Venture Fund, (ii) 110,147 shares held by Philip O. Livingston, (iii) 12,734 shares held by the Joan L. Tweedy 2011 Revocable Trust, or the Tweedy Trust, and (iv) 16,760 shares subject to options exercisable within 60 days of April 24, 2015 (June 24, 2015) held by Philip O. Livingston. Voting and dispositive decisions of RTP Venture Fund, LLC are made by Philip Livingston, and Philip O. Livingston is a trustee of the Tweedy Trust. The address for RTP Venture Fund, LLC is 156 E. 79th Street, Apt. 6C, New York, NY 10075.

(2)
Does not include warrants to purchase 666,667 shares of the Company’s common stock owned by Phillip Frost, M.D., which contains a 4.99% beneficial ownership blocker. The securities are held by Frost Gamma Investments Trust, of which Phillip Frost M.D., is the trustee. Frost Gamma L.P. is the sole and exclusive beneficiary of Frost Gamma Investments Trust. Dr. Frost is one of two limited partners of Frost Gamma L.P. The general partner of Frost Gamma L.P. is Frost Gamma, Inc., and the sole shareholder of Frost Gamma, Inc. is Frost-Nevada Corporation. Dr. Frost is also the sole shareholder of Frost-Nevada Corporation. Dr. Frost disclaims beneficial ownership of these securities, except to the extent of any pecuniary interest therein.

(3)	Includes 26,573 shares subject to options exercisable within 60 days of April 24, 2015 (June 24, 2015).

(4)	Includes 11,116 shares subject to options exercisable within 60 days of April 24, 2015 (June 24, 2015).

(5)	Includes 11,116 shares subject to options exercisable within 60 days of April 24, 2015 (June 24, 2015).

(6)	Includes 16,326 shares subject to options exercisable within 60 days of April 24, 2015 (June 24, 2015).

(7)	Includes 11,116 shares subject to options exercisable within 60 days of April 24, 2015 (June 24, 2015).

(8)	Includes 11,116 shares subject to options exercisable within 60 days of April 24, 2015 (June 24, 2015).

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Transactions With Related Persons

We entered into Separation and Release Agreements and are and were parties to the employment agreements with each of our officers as set forth in the section entitled “Executive and Director Compensation” above. Pursuant to our Audit Committee Charter, the Audit Committee is responsible for reviewing and approving, prior to our entry into any such transaction, all transactions in which we are a participant and in which any parties related to us has or will have a direct or indirect material interest.

Director Independence

After review of all relevant transactions or relationships between each director and nominee for director, or any of his or her family members, and the Company, its senior management and its Independent Registered Public Accounting Firm, the Board of Directors has determined that all of the Company’s directors are independent within the meaning of the applicable SEC rules and the NASDAQ listing standards, except Mr. Hansen, the Chairman of the Board of Directors, Chief Executive Officer and President, of the Company.  Although the Company is not currently NASDAQ-listed we believe it is in the Company’s interests to comply with these standards both as a matter of good governance and to facilitate any future re-listing.

Item 14.	Principal Accounting Fees and Services

The following summarizes the fees billed by our independent registered public accounting firms for audit, tax and other professional services for the years ended December 31, 2014 and 2013:

	December 31,
	2014		2013
	CohnReznick LLP		Ernst & Young LLP	Burr Pilger Mayer, Inc.
Audit Fees	$318,925	(1)	$105,450	$87,650
Audit-Related Fees(2)	-		-	-
Tax Fees(3)	-		-	-
All Other Fees	-		-	-
Total Fees(4)	$318,925		$105,450	$87,650

(1)	This amount includes $200,889 for audit and review services in connection with the Merger in 2014 and $118,036 for audit services for 2012 and 2013.

(2)	There were no audit-related fees billed for the fiscal years ended December 31, 2014 and 2013.

(3)	Tax Fees would be for services in connection with tax compliance, tax planning and tax advice. We incurred no such fees in the fiscal years ended December 31, 2014 and 2013.

(4)	There were no other fees for services by our independent registered public accounting firms for the fiscal years ended December 31, 2014 and 2013.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

Exhibit No.	Description	Form	Filing Date/Period End	Exhibit Number

2.1	Agreement and Plan of Merger and Reorganization, dated May 12, 2014, between the Company, Tacoma Acquisition Corp., Inc. and MabVax Therapeutics, Inc.	8-K	5/12/2014	2.1

2.2	Amendment No.1, dated as of June 30, 2014, by and between the Company and MabVax Therapeutics, Inc.	8-K	7/1/2014	2.1

2.3	Amendment No.2 to the Agreement and Plan of Merger, dated July 7, 2014, by and among the Company, Tacoma Acquisition Corp. and MabVax Therapeutics, Inc.	8-K	7/9/2014	2.1

3.1	Certificate of Designations, Preferences and Rights of Series A-1 Convertible Preferred Stock	8-K	7/9/2014	3.1

3.2	Amended and Restated Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock	8-K	7/9/2014	3.2

3.3	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock	8-K	9/3/2014	3.1

3.4	Amended and Restated Certificate of Incorporation	8-K	9/9/2014	3.1

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8-K	9/9/2014	3.2

3.6	Amended and Restated Bylaws	8-K	12/14/2007	3.2

3.7	Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock	8-K	3/26/2015	3.1

3.8	Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock	10-K	3/31/2015	3.8

4.1	Securities Purchase Agreement, dated May 12, 2014, between the Company and the investors identified on the Schedule of Buyers therein and the Form of Registration Rights Agreement, attached thereto as Exhibit C	8-K	5/12/2014	10.1

4.2	Securities Purchase Agreement, dated as of February 12, 2014, between MabVax Therapeutics, Inc. and the purchasers set forth on the signature pages thereto including that certain Amendment No. 1 to Securities Purchase Agreement, dated as of May 12, 2014, between MabVax Therapeutics, Inc. and the persons and entities identified on the signature pages thereto	8-K	5/12/2014	10.3

4.3	Registration Rights Agreement, dated as of February 12, 2014, between MabVax Therapeutics, Inc. and the persons and entities identified on the signature pages thereto	8-K	5/12/2014	10.2

4.4	Omnibus Amendment and Stockholder Consent, dated July 7, 2014, by and among the Company and the Purchasers	8-K	7/9/2014	10.1

4.5	Form of Parent Common Stock Warrant	8-K	7/9/2014	4.1

4.6	Form of Warrant to Purchase Common Stock	8-K	7/9/2014	4.2

4.7	Form of Exchange Agreement	8-K	9/3/2014	10.1

4.8	Form of Waiver Letter	8-K	9/3/2014	10.2

4.9	Form of Common Stock Certificate	S-1	9/29/2014	4.1

4.10	Form of Waiver Extension Letter	8-K	9/30/2014	10.1

4.11	Form of Subscription Agreement, dated March 31, 2015, between the Company and the subscribers set forth on the signature pages thereto	10-K	3/31/2015	4.11

4.12	Form of Common Stock Purchase Warrant	10-K	3/31/2015	4.12

4.13	Form of Registration Rights Agreement, dated March 31, 2015, between the Company and the persons and entities identified on the signature pages thereto	10-K	3/31/2015	4.13

10.1	Separation Agreement and Release, dated May 12, 2014, between Michael M. Wick and the Company	8-K	5/12/2014	10.4

10.2	Separation Agreement and Release, dated May 12, 2014, between William P. Kaplan and the Company	8-K	5/12/2014	10.5

10.3	Separation Agreement and Release, dated May 12, 2014, between Steven R. Schow and the Company	8-K	5/12/2014	10.6

10.4	Separation Agreement and Release, dated May 12, 2014, between Wendy K. Wee and the Company	8-K	5/12/2014	10.7

10.5	Michael Wick Resignation Letter, dated July 7, 2014	8-K	7/9/2014	99.1

10.6	Edward W. Cantrall Resignation Letter, dated July 7, 2014	8-K	7/9/2014	99.2

10.7	Steven R. Goldring Resignation Letter, dated July 7, 2014	8-K	7/9/2014	99.3

10.9	Richard B. Newman Resignation Letter, dated July 7, 2014	8-K	7/9/2014	99.4

10.10	Employment Agreement, dated July 8, 2014, by and between MabVax Therapeutics, Inc. and J. David Hansen	10-Q	8/8/2014	10.9

10.11	Employment Agreement, dated July 8, 2014, by and between MabVax Therapeutics, Inc. and Gregory P. Hanson	10-Q	8/8/2014	10.10

10.12	Employment Agreement, dated July 8, 2014, by and between MabVax Therapeutics, Inc. and Wolfgang W. Scholz, Ph.D.	10-Q	8/8/2014	10.11

10.13	Securities Purchase Agreement, dated July 8, 2014, by and between MabVax Therapeutics, Inc. and certain institutional investors set forth therein	10-Q	8/8/2014	10.12

10.14	Form of Indemnification Agreement	8-K	9/9/2014	10.1

10.15	Second Amended and Restated MabVax Therapeutics Holdings, Inc. 2014 Employee, Director and Consultant Equity Incentive Plan	10-K	3/31/2015	10.15

10.16	Non-Employee Director Compensation Policy	S-1	9/29/2014	10.22

10.17	Standard Industrial Net Lease, dated as of May 23, 2008, by and between MabVax Therapeutics, Inc. and Sorrento Square	S-1	9/29/2014	10.23

10.18	First Amendment to that Standard Industrial Net Lease, dated May 6, 2010, by and between MabVax Therapeutics, Inc. and Sorrento Square	S-1	9/29/2014	10.24

10.19	Second Amendment to that Standard Industrial Net Lease, dated August 1, 2012, by and between the Company and Sorrento Square	S-1	9/29/2014	10.25

10.20	Employment Agreement, dated July 21, 2014, 2014, by and between MabVax Therapeutics, Inc. and Paul Maffuid, Ph.D.	S-1	9/29/2014	10.31

10.21	Development and Manufacturing Services Agreement, dated April 15, 2014, by and between MabVax Therapeutics, Inc. and Gallus BioPharmaceuticals NJ, LLC	S-1/A	10/14/2014	10.26

10.22	Exclusive License Agreement for “Polyvalent Conjugate Vaccines for Cancer” (SK#14491), dated as of June 30, 2008, by and between MabVax Therapeutics, Inc. and Sloan-Kettering Institute for Cancer Research	S-1/A	10/14/2014	10.27

10.23	Research and License Agreement, dated as of April 7, 2008, by and between MabVax Therapeutics, Inc. and Sloan-Kettering Institute for Cancer Research	S-1/A	10/14/2014	10.28

10.24	Exclusive License to Unimolecular Antibodies, dated October 13, 2011, by and between MabVax Therapeutics, Inc. and Sloan-Kettering Institute for Cancer Research	S-1/A	10/14/2014	10.29

10.25	Option Agreement, dated August 29, 2014, by and between MabVax Therapeutics, Inc. and Juno Therapeutics, Inc.	S-1/A	10/14/2014	10.30

10.26	SBIR Contract from National Cancer Institute	S-1/A	10/14/2014	10.34

10.27	Form of Exchange Agreement (Series A-1 Preferred Stock and Series A-1 Warrants).	8-K	3/26/2015	10.1

10.28	Form of Exchange Agreement (Series B Preferred Stock and Series B Warrants).	8-K	3/26/2015	10.2

10.29	2008 Equity Incentive Plan	10-K	3/31/2015	10.29

10.30	Form of Option Agreement, 2008 Equity Incentive Plan	10-K	3/31/2015	10.30

10.31	Form of Lockup Agreement dated as of April 3, 2015	8-K	4/6/2015	10.3

10.32	Consulting Agreement with The Del Mar Consulting Group, Inc. and Alex Partners, LLC dated as of April 5, 2015	8-K	4/6/2015	10.4

10.33	Form of Escrow Deposit Agreement dated as of April 14, 2015	8-K	4/15/2015	10.1

11.1	Statement of per share earnings	S-1	9/29/2014	11.1

14.1	Code of Ethics	10-K	3/5/2004	14.1

21.1	Subsidiaries of the Registrant	S-1	9/29/2014	21.1

31.1**	Certification of Principal Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Principal Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1***	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2***	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	Interactive data file

**	Filed herewith
***	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report on form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 30, 2015

MABVAX THERAPEUTICS HOLDINGS, INC

By:	/s/ J. David Hansen
J. David Hansen
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. David Hansen J. David Hansen	Chairman of the Board, President and Chief Executive Officer (Principal executive officer)	April 30, 2015

/s/ Gregory P. Hanson Gregory P. Hanson	Chief Financial Officer (Principal financial and accounting officer)	April 30, 2015

/s/ Kenneth M. Cohen Kenneth M. Cohen	Director	April 30, 2015

/s/ Robert E. Hoffman Robert E. Hoffman	Director	April 30, 2015

/s/ Philip O. Livingston Philip O. Livingston, M.D.	Director	April 30, 2015

/s/ Paul V. Maier Paul V. Maier	Director	April 30, 2015

/s/ Jeffrey V. Ravetch Jeffrey V. Ravetch, M.D., Ph.D.	Director	April 30, 2015

/s/ Thomas C. Varvaro Thomas C. Varvaro	Director	April 30, 2015