Form 10-Q
period 2015-03-31
MABVAX THERAPEUTICS HOLDINGS, INC.
filed 2015-05-15
CIK 1109196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____ TO ____.

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock outstanding as of May 13, 2015 was 23,276,096.

-i-

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

MABVAX THERAPEUTICS HOLDINGS, INC.
Condensed Consolidated Balance Sheets
	March 31,	December 31,
	2015	2014
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$4,739,472	$1,477,143
Grants receivable	239,539	84,344
Prepaid expenses	302,155	334,629
Other current assets	400	14,675
Total current assets	5,281,566	1,910,791
Property and equipment, net	81,597	57,053
Goodwill	6,826,003	6,826,003
Other long term assets	11,017	11,017
Total assets	$12,200,183	$8,804,864
Liabilities, Redeemable Convertible Preferred Stock and Stockholders' Equity
Current liabilities:
Accounts payable	$2,066,431	$1,313,247
Accrued compensation	318,815	230,381
Accrued clinical operations and site costs	516,957	494,110
Accrued lease contingency fee	590,504	590,504
Other accrued expenses	445,904	245,421
Warrant liability	-	92,463
Total current liabilities	3,938,611	2,966,126
Commitments and contingencies:
Redeemable convertible preferred stock:
MabVax Therapeutics Holdings Series B redeemable convertible preferred stock, 1,250,000 shares authorized, none and 1,250,000 shares issued and outstanding as of March 31, 2015, and December 31, 2014, respectively, with a liquidation preference of $2,627,123 as of December 31, 2014	-	1,838,025
Total redeemable convertible preferred stock	-	1,838,025
Stockholders' equity:
Series A-1 convertible preferred stock, 2,763,000 shares authorized, none and 1,593,389 shares issued and outstanding as of March 31, 2015, and December 31, 2014, respectively, with a liquidation preference of $2,860,233 as of December 31, 2014	-	4,029,576
Series C convertible preferred stock, 200,000 shares authorized, none and 96,571 shares issued and outstanding as of March 31, 2015, and December 31, 2014, respectively, with no liquidation preference	-	966
Series D convertible preferred stock, 1,000,000 shares authorized, 238,156 shares issued and outstanding, with a liquidation preference of $2,382 as of March 31, 2015	2,382	-
Common stock, $0.01 par value; 150,000,000 shares authorized as of March 31, 2015, 12,525,515 and 2,802,867 shares issued and outstanding as of March 31, 2015, and December 31, 2014, respectively	125,255	28,029
Additional paid-in capital	53,077,718	24,492,450
Accumulated deficit	(44,943,783)	(24,550,308)
Total stockholders' equity	8,261,572	4,000,713
Total liabilities, redeemable convertible preferred stock and stockholders' equity	$12,200,183	$8,804,864

See Accompanying Notes to Condensed Consolidated Financial Statements

MABVAX THERAPEUTICS HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
Grants	$239,539	$94,900
Total revenues	239,539	94,900

Operating costs and expenses:
Research and development	1,725,893	394,238
General and administrative	980,589	673,321
Total operating costs and expenses	2,706,482	1,067,559
Loss from operations	(2,466,943)	(972,659)
Interest and other income (expense)	(184)	(239)
Change in fair value of warrant liability	19,807	-
Net loss	(2,447,320)	(972,898)
Deemed dividend on Series A-1 preferred stock	(9,017,512)	(2,214,910)
Deemed dividend on Series A-1 warrant	(179,411)
Deemed dividend on Series B preferred stock	(8,655,998)
Accretion of preferred stock dividends	(93,234)	(31,934)
Net loss allocable to common stockholders	$(20,393,475)	$(3,219,742)
Basic and diluted net loss per share	$(6.25)	$(12.67)
Shares used to calculate basic and diluted net loss per share	3,262,599	254,218

See Accompanying Notes to Condensed Consolidated Financial Statements

MABVAX THERAPEUTICS HOLDINGS, INC.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock, Convertible Preferred Stock and Stockholders’ Equity
For the Three Months Ended March 31, 2015
(Unaudited)

	Redeemable Convertible Preferred Stock		Convertible Preferred Stock								Additional	Accum-ulated	Total Stock-holders'
	Series B		Series A-1		Series C		Series D		Common Stock		Paid-in
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2014	1,250,000	$1,838,025	1,593,389	$4,029,576	96,571	$966	-	$-	2,802,867	$28,029	$24,492,450	$(24,550,308)	$4,000,713
Conversion of Series A-1 into common stock on January 10 and February 25, 2015	-	-	(64,019)	(162,968)	-	-	-	-	38,456	384	162,584	-	-
Conversion of Series C into common stock on January 10, 2015	-	-	-	-	(96,571)	(966)	-	-	120,714	1,207	(241)	-	-
Conversion of Series B into common stock between March 3 and March 20, 2015	(106,437)	(160,380)	-	-	-	-	-	-	276,883	2,769	157,611	-	160,380
Accretion of redemption value for Series A-1 from January 1 to March 25, 2015	-	-	-	47,749	-	-	-	-	-	-	-	(47,749)	-
Accretion of redemption value for Series B from January 1 to March 25, 2015	-	45,485	-	-	-	-	-	-	-	-	-	(45,485)	(45,485)
Deemed dividend related to exchange of common stock for Series A-1, Series A-1 Warrants, and Series B on March 25, 2015	-	8,655,998	-	9,196,923	-	-	-	-	-	-	-	(17,852,921)	(8,655,998)
Exchange of Series A-1 and Series A-1 Warrants into Common and Series D on March 25, 2015	-	-	(1,529,370)	(13,111,280)	-	-	117,583	1,176	2,213,407	22,134	13,087,970	-	-
Exchange of Series B into Common and Series D on March 25, 2015	(1,143,563)	(10,379,128)	-	-	-	-	120,573	1,206	324,095	3,241	10,374,681	-	10,379,128
Private Placement Issuance of 6,661,000 shares at $0.75 per share, net of issuance costs of $281,023 on March 31, 2015	-	-	-	-	-	-	-	-	6,661,000	66,610	4,648,116	-	4,714,726
Issuance of additional common stock in March 2015 under common stock Purchase Agreement in relation to Financing on July 7, 2014	-	-	-	-	-	-	-	-	88,093	881	(881)	-	-
Elimination of warrant liability in exchange transaction	-	-	-	-	-	-	-	-	-	-	72,656	-	72,656
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	82,772	-	82,772
Net loss	-	-	-	-	-	-	-	-	-	-	-	(2,447,320)	(2,447,320)
Balance at March 31, 2015	-	$-	-	$-	-	$-	238,156	$2,382	12,525,515	$125,255	$53,077,718	$(44,943,783)	$8,261,572

See Accompanying Notes to Condensed Consolidated Financial Statements

MABVAX THERAPEUTICS HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
	2015	2014

Operating activities
Net loss	$(2,447,320)	$(972,898)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,323	1,790
Stock-based compensation	82,772	81,442
Change in fair value of warrants	(19,807)	-
Increase (decrease) in operating assets and liabilities:
Grants receivable	(155,195)	-
Other receivables	2,275	-
Prepaid expenses and other	44,474	(11,559)
Accounts payable	753,184	212,040
Accrued clinical operations and site costs	22,847	(302,773)
Accrued compensation	88,434	(80,123)
Other accrued expenses	200,483	-
Net cash used in operating activities	(1,423,530)	(1,072,081)
Investing activities
Purchases of property and equipment	(28,867)	(1,153)
Net cash used in investing activities	(28,867)	(1,153)
Financing activities
Issuances of preferred stock, net of issuance costs	-	2,973,655
Issuances of common stock, net of issuance costs	4,714,726	-
Net cash provided by financing activities	4,714,726	2,973,655
Net change in cash and cash equivalents	3,262,329	1,900,421
Cash and cash equivalents at beginning of year	1,477,143	354,254
Cash and cash equivalents at end of period	$4,739,472	$2,254,675

Supplemental disclosures of non-cash investing and financing information:
Deemed dividend on beneficial conversion feature for preferred stock	$17,852,921	$2,214,910
Accretion of redemption value for Series A-1 and B preferred stock	$93,234	$31,934
Issuance of common stock for accounts payable	$-	$240,000
Conversion of Series A-1 redeemable preferred stock into common stock	$162,968	$-
Conversion of Series C preferred stock to common stock	$966	$-
Conversion of Series B preferred stock to common stock	$160,380	$-
Exchange of Series A-1 preferred stock and warrants into common stock and Series D preferred stock	$13,111,280	$-
Exchange of Series B preferred stock and warrants into common stock and Series D preferred stock	$10,451,784	$-

See Accompanying Notes to Condensed Consolidated Financial Statements

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

The balance sheet data at December 31, 2014, has been derived from audited financial statements at that date. It does not include, however, all of the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements.

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

We plan to continue developing MabVax Therapeutics’ pre-Merger pipeline and are continuing to evaluate the technology and development programs that were under way at MabVax Therapeutics Holdings prior to the Merger.  We are terminating unwanted patent applications, and stopping the maintenance fees and patent prosecutions as they come due for the Telintra development program that was in place at MabVax Therapeutics Holdings prior to the Merger.

We have incurred net losses since inception and expect to incur substantial losses for the foreseeable future as the Company continues research and development activities. To date, we have funded operations primarily through government grants, the sale of preferred stock and equity securities, non-equity payments from collaborators and interest income. The process of developing the Company’s products will require significant additional research and development, preclinical testing and clinical trials, as well as regulatory approval. We expect these activities, together with general and administrative expenses, to result in substantial operating losses for the foreseeable future. We will not receive substantial revenue unless the Company or its collaborative partners complete clinical trials, obtain regulatory approval and successfully commercialize one or more products; or the Company licenses its technology after achieving one or more milestones of interest to a potential partner.

The accompanying unaudited condensed consolidated financial statements were prepared using GAAP for interim financial information and the instructions to Regulation S-X. While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results of the interim period, they do not include all information or notes required by GAAP for annual financial statements and should be read in conjunction with the Audited Financial Statements of MabVax Therapeutics Holdings for the year ended December 31, 2014, filed in our Annual Report on Form 10-K on March 31, 2015.

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

2. Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $2,447,320, net cash used in operating activities of $1,423,530, net cash used in investing activities of $28,867, and net cash provided by financing activities of $4,714,726 for the three months ended March 31, 2015. As of March 31, 2015, the Company had $4,739,472 in cash and cash equivalents and an accumulated deficit of $44,943,783.

On March 31, 2015 and April 10, 2015, the Company closed on a financing transaction by entering into separate subscription agreements (the “Subscription Agreements”) with accredited investors (the “Investors”) relating to the issuance and sale of an aggregate of  $11,714,501 of units (the “Units”) at a purchase price of $0.75 per Unit, with each Unit consisting of one share of the Company’s common stock, par value $0.01 per share  (or, at the election of any Investor who, as a result of receiving common stock would hold in excess of 4.99% of the Company’s issued and outstanding common stock, shares of the Company’s newly designated 0% Series E Convertible Preferred Stock  and a thirty month warrant  to purchase one half of one share of common stock at an initial exercise price of $1.50 per share, as further described in the Notes to Financial Statements – Equity, (the “Private Placement”).

The initial closing of the Private Placement took place on March 31, 2015, in which the Company sold an aggregate of $4,995,750 of Units. Following the initial closing the Company entered into separate reconfirmation agreements with the Investors in order to extend the initial closing date, increase the offering amount, and adopt a lockup agreement (the “Lockup Agreement”) which was entered by all Investors who elected to continue their investment.  The second closing was completed on April 10, 2015 in which the Company completed entering into the remaining separate Subscription Agreements for an additional $6,718,751 of Units. Of the Subscription Agreements accepted, Investors elected, and the Company issued, $2,500,000 of Units consisting of Series E Convertible Preferred Stock on April 10, 2015.  Of the total cash received in the second closing on April 10, 2015, $3,500,000 is being held in escrow under the terms of an escrow agreement with Signature Bank, N.A (the “Escrowed Funds”) pending the approval of a representative of one of the lead investors to join the board, or 10 weeks thereafter, unless released sooner or extended.

The Company anticipates that it will continue to incur net losses into the foreseeable future as it: (i) continues to identify and advance a number of potential drug candidates into clinical and preclinical development activities, (ii) initiates manufacturing of its lead antibody candidate 5B1 and continues to fund its operations, and (iii) expands its corporate infrastructure, including the costs associated with being a public company.  With this Private Placement, management believes that the Company has sufficient funds to meet its obligations to May 2016 if funds are released from escrow, and to November 2015, if funds are not released from the Escrowed Funds.

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

3. Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company minimizes its credit risk associated with cash and cash equivalents by periodically evaluating the credit quality of its primary financial institution. As of March 31, 2015, cash balance of approximately $4,557,000 exceeded Federally insured limits. The Company has not experienced any losses on such accounts.

4. Fair value of financial instruments

The Company’s financial instruments consist of cash and cash equivalents, grants receivable, prepaid expenses and other current assets and accounts payable, all of which are generally considered to be representative of their respective fair values because of the short-term nature of those instruments.

5. Convertible Preferred Stock, Common Stock and Warrants

Series A-1 preferred stock and common warrants

As of March 31, 2015, and December 31, 2014, there were no shares and 1,593,389 shares of Series A-1 preferred stock outstanding, and no Series A-1 warrants and 1,280,047 Series A-1 warrants to purchase common stock at $3.62 per share outstanding, respectively.  Both the preferred stock and the warrants had price protection if there were to be a financing at a price lower than their conversion price or exercise price, requiring adjustment as further described in the Company’s annual report on Form 10-K.  The Series A-1 preferred stock and warrants were initially structured as Series C-1 preferred stock and common warrants prior to the Merger, and were converted from Series C-1 to Series A-1 preferred stock and warrants at the time of the Merger.

Series B Preferred Stock

As of March 31, 2015, and December 31, 2014, there were no shares and 1,250,000 shares of Series B preferred stock and no Series B warrants and 78,125 Series B warrants to purchase common stock at $1.57 a share outstanding, respectively.  Both the preferred stock and the warrants had price protection if there were to be a financing at a price lower than their conversion price or exercise price, requiring adjustment as further described in the Company’s annual report on Form 10-K.  As of December 31, 2014, the warrant liability was $92,463.

As a result of the Series B warrants’ anti-dilution provision, the Series B warrants were recorded as a current liability in the amount of $92,463 on our condensed consolidated balance sheet as of December 31, 2014.  On March 25, 2015, the Series B warrants were re-valued at $72,656 prior to being exchanged into shares of common stock and Series D convertible preferred stock on a one for one basis and the warrant liability was eliminated and the Company recorded a gain of $19,807 for the three months ended March 31, 2015.

Dividends on Preferred Stock

The Company immediately recognizes the changes in the redemption value on preferred stock as they occur and the carrying value of the security is adjusted to equal what the redemption amount would be as if redemption were to occur at the end of the reporting date based on the conditions that exist as of that date. The value adjustment made to the redemption value and preferred stock dividends for the three months ended March 31, 2015, was an increase of $93,234.

Conversion of Preferred Stock into Common Stock

During the three months ended March 31, 2015, holders of Series A-1, Series B, and Series C preferred stock converted 64,019, 106,437, and 96,571 shares into 38,456, 276,883, and 120,714 shares of common stock, respectively.

Exchange of Series A-1 and Series B Preferred Stock and Warrants into Common Stock and Series D Preferred Stock

On March 25, 2015, the Company entered into separate exchange agreements with certain holders of the Company’s Series A-1 preferred stock and Merger warrants (the “Series A-1 Exchange Securities”) and holders of the Company’s Series B preferred stock and Series B warrants (the “Series B Exchange Securities” and, collectively with the Series A-1 Exchange Securities, the “Exchange Securities”), all previously issued by the Company. Pursuant to the exchange agreements, the holders exchanged the Exchange Securities and relinquished any and all other rights they may have had pursuant to the Exchange Securities, their respective governing agreements and certificates of designation, including any related registration rights, in exchange for an aggregate of 2,537,502 shares of the Company’s common stock and an aggregate of 238,156 shares of the Company’s newly designated Series D Convertible preferred stock (the “Series D preferred stock”), convertible into 23,815,600 shares of common stock.  No cash was exchanged in the transaction.  The Company recorded deemed dividends of $9,017,512, $8,655,998 and $179,411 representing the excess fair value of the common stock issued over the original conversion terms of the Series A-1 and B preferred stock as part of the consideration for elimination of the Series A-1, Series B preferred stock and Series A-1 warrant, respectively.

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

Series D Preferred Stock

As of March 31, 2015, there were 238,156 shares of Series D preferred stock issued and outstanding which are convertible into 23,815,600 shares of common stock.

As contemplated by the exchange agreements and as approved by the Company’s Board of Directors, the Company filed with the Secretary of State of the State of Delaware a Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (the “Series D Certificate of Designations”), on March 25, 2015. Pursuant to the Series D Certificate of Designations, the Company designated 1,000,000 shares of its blank check preferred stock as Series D preferred stock. Each share of Series D preferred stock has a stated value of $0.01 per share. In the event of a liquidation, dissolution or winding up of the Company, each share of Series D preferred stock will be entitled to a per share preferential payment equal to the stated value. Each share of Series D preferred stock is convertible into 100 shares of common stock. The conversion ratio is subject to adjustment in the event of stock splits, stock dividends, combination of shares and similar recapitalization transactions. The Company is prohibited from effecting the conversion of the Series D preferred stock to the extent that, as a result of such conversion, the holder beneficially would own more than 4.99% (provided that certain investors elected to block their beneficial ownership initially at 2.49% in the Exchange Agreements), in the aggregate, of the issued and outstanding shares of the Company’s common stock calculated immediately after giving effect to the issuance of shares of common stock upon the conversion of the Series D preferred stock. Each share of Series D preferred stock entitles the holder to vote on all matters voted on by holders of common stock. With respect to any such vote, each share of Series D preferred stock entitles the holder to cast such number of votes equal to the number of shares of common stock such shares of Series D preferred stock are convertible into at such time, but not in excess of the beneficial ownership limitations.

As of March 25, 2015, pursuant to the terms of the exchange agreements, the MabVax Therapeutics Securities Purchase Agreement, Series A-1 Registration Rights Agreement, the Series B Purchase Agreement and the Series B Registration Rights Agreement, all of which have been described as part of the Company’s annual report on Form 10-K, were terminated, and all rights covenants, agreements and obligations contained therein, are of no further force or effect.

MabVax Common Stock Financing

On March 31, 2015 the Company entered into a Private Placement and sold 6,661,000 units, consisting of 6,661,000 shares of common stock and warrants to purchase 3,33000 shares of common stock, as described below, and received proceeds of $4,714,726, net of $281,023 in issuance costs and warrants to purchase one-half of one share of common stock for each Unit.  The Units were sold at a price of $0.75 per Unit.

For purchasers who would hold 5% or more of the Company’s common stock by entering into the Private Placement, they may elect instead of common stock, shares of the Company’s Series E Convertible preferred stock, par value $0.01 per share (the “Series E preferred stock”) convertible into an equivalent number of shares of such common stock.

The warrants are exercisable upon issuance and expire 30 months thereafter and may be exercised for cash or on a cashless basis. The warrants have a per share exercise price of $1.50, subject to certain adjustments typical of warrants, namely stock splits, dividends and reverse-splits. The Company is prohibited from effecting the exercise of the warrants to the extent that, as a result of such exercise, the holder beneficially would own more than 4.99% in the aggregate, of the issued and outstanding shares of the Company’s common stock calculated immediately after giving effect to the issuance of shares of common stock upon the exercise of the warrants.

In connection with the Private Placement, the Company also entered into a Registration Rights Agreement with the investors in the Private Placement Pursuant to which the Company has agreed to file a registration statement with the SEC covering resales of up to 25% of common stock issued under the Subscription Agreements and shares issuable upon conversion of the Series E preferred stock, in the event the investors elect to receive Series E preferred stock instead of common stock (together, the “Registrable Securities”), no later than 60 days following the final closing date of the Private Placement, and to use its commercially reasonable best efforts to have such registration statement declared effective with 120 days after filing. The Company will bear all expenses of such registration of the resale of the Registrable Securities.  Investors in the Private Placement also may be required under certain circumstances to agree to refrain from resales of a percentage of their securities upon request of an underwriter or placement agent in a future offering. The liquidated damages for failure to achieve effectiveness of the Registerable Securities is 1% a month 120 days after filing, and provided management has not used commercially reasonable best efforts to have the registration statement declared effective within that timeframe.

    Except for certain issuances, for a period beginning on the closing date of the Private Placement and ending on the date that is the earlier of (i) 24 months from the final closing date of the Private Placement, (ii) the date the Company consummates a financing (excluding proceeds from the Private Placement) in which the Company receives gross proceeds of at least $10,000,000 and (iii) the date the common stock is listed for trading on a national securities exchange (such period until the earlier date, the “Price Protection Period”), in the event that the Company issues any shares of common stock or securities convertible into common stock at a price per share or conversion price or exercise price per share that is less than $0.75 (a “Lower Price Issuance”), the Company shall issue to the investors in the Private Placement such additional number of shares of common stock such that the investor shall own an aggregate total number of shares of common stock as if they had purchased the Units at the price of the lower price issuance. No adjustment in the Warrants is required in connection with a Lower Price Issuance.

    The Company has also granted each investor prior to the expiration of 24 months following the final closing date of the Private Placement, a right of participation in the Company’s financings.

In the event the Company conducts certain private or public offerings of its securities, each investor has agreed, if requested by the underwriter or placement agent so engaged by the Company in connection with such offering, to refrain from selling any securities of the Company for a period of up to 60 days.

Series E Preferred Stock

As of March 31, 2015, there were no shares of Series E preferred stock issued and outstanding.

As approved by the Company's Board of Directors, the Company filed with the Secretary of State of the State of Delaware a Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible preferred stock (the “Series E Certificate of Designations”), on March 30, 2015. Pursuant to the Series E Certificate of Designations, the Company designated 100,000 shares of its blank check preferred stock as Series E preferred stock.

The shares of Series E preferred stock are convertible into shares of common stock based on a conversion calculation equal to the stated value of such Preferred Share, plus all accrued and unpaid dividends, if any, on such share of Series E preferred stock, as of such date of determination, divided by the conversion price. The stated value of each share of Series E preferred stock is $75 and the initial conversion price is $0.75 per share, each subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar events. In addition, during the Price Protection Period, in the event the Company issues or sells, or is deemed to issue or sell, shares of common stock at a per share price that is less than the conversion price then in effect, the conversion price shall be reduced to such lower price, subject to certain exceptions. The Company is prohibited from effecting a conversion of the share of Series E preferred stock to the extent that, as a result of such conversion, such holder would beneficially own more than 4.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the Series E preferred stock, which beneficial ownership limitation may be increased by the holder up to, but not exceeding, 9.99%. Each holder is entitled to vote on all matters submitted to stockholders of the Company, and shall have the number of votes equal to the number of shares of common stock issuable upon conversion of such holder’s share of Series E preferred stock, but not in excess of beneficial ownership limitations. The share of Series E preferred stock bear no interest.

 The Company paid commissions to broker-dealers in the aggregate amount of approximately $524,000 between March 25, 2015, and April 10, 2015, in connection with the Private Placement.

Issuance of Common Stock under Common Stock Purchase Agreement

In connection with a financing that took place in July 2014, or the July 2014 Financing Transaction, the Company assumed certain obligations as per the original agreement to issue additional shares to investors in the July 2014 Financing Transaction if a subsequent financing was at a price per share lower than the price per share in the July 2014 Financing Transaction. The Company therefore issued on March 31, 2015, an aggregate of 88,093 shares of common stock that were required to be issued in connection with the July 2014 Financing Transaction, as a result of the lower share price in the Private Placement.

6. Stock-based Activity

Amendment of Equity Incentive Plan

On March 31, 2015 the Company approved a Second Amended and Restated 2014 Employee, Director and Consultant Equity Incentive Plan (the “Plan”) to increase the number of shares reserved for issuance under the Plan from 158,073 to 8,360,789 shares of common stock. Additional changes to the Plan include:

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

Stock-based Compensation

Total estimated stock-based compensation expense, related to all of the Company’s stock-based payment awards recognized under ASC 718, “Compensation—Stock Compensation” was comprised of the following:

	Three Months Ended March 31,
	2015	2014
Research and development	$41,576	$38,628
General and administrative	41,196	42,814
Total share-based compensation expense	$82,772	$81,442

 Stock-based Award Activity

The following table summarizes the Company’s stock option activity during the three months ended March 31, 2015:

	Options Outstanding	Weighted-Average Exercise Price
Outstanding at December 31, 2014	242,893	$3.92
Granted	-	-
Exercised	-	-
Forfeited/cancelled/expired	-	-
Outstanding and expected to vest at March 31, 2015	242,893	$3.92
Vested and exercisable at March 31, 2015	166,254	$3.81

The total unrecognized compensation cost related to unvested stock option grants as of March 31, 2015, was $667,633 and the weighted average period over which these grants are expected to vest is 2.4 years. The Company has assumed a forfeiture rate of zero. The weighted average remaining contractual life of stock options outstanding at March 31, 2015, is 7.7 years.

During the first three months of 2015, the Company made no grants of equity of any form to any director, officer, or other employees.

Because the Company had a net operating loss carryforward as of March 31, 2015, no tax benefits for the tax deductions related to stock-based compensation expense were recognized in the Company’s Condensed Consolidated Statements of Operations. Additionally, no stock options were exercised in the three months ended March 31, 2015 and 2014.

Common stock reserved for future issuance

Common stock reserved for future issuance consists of the following at March 31, 2015:

Common stock reserved for conversion of preferred stock	23,815,600
Common stock reserved for exercise of warrants	3,330,500
Common stock options outstanding	242,893
Authorized for future grant or issuance under the Stock Plan	8,529,148
Total	35,918,141

7. Net Loss per Share

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

	As of March 31,
	2015	2014
Stock options	242,893	194,120
Redeemable convertible preferred stock	-	5,739,708
Preferred stock	238,156	-
Total	481,049	5,933,828

8. Contracts and Agreements

Juno Therapeutics Option Agreement

On August 29, 2014, MabVax Therapeutics entered into an Option Agreement (the “Option Agreement”) with Juno Therapeutics, Inc. (“Juno”). Pursuant to the Option Agreement, MabVax Therapeutics granted Juno the option to obtain an exclusive, world-wide, royalty-bearing license authorizing Juno to develop, make, have made, use, import, have imported, sell, have sold, offer for sale and otherwise exploit certain patents MabVax Therapeutics developed with respect to fully human antibodies with binding specificity against human GD2 or sialyl-Lewis A antigens and certain MabVax Therapeutics controlled biologic materials. Juno may exercise its option to purchase the license until the earlier of June 30, 2016 or 90 days from the date MSKCC completes its research with respect to the patents in accordance with the terms of agreements by and between MSKCC and MabVax Therapeutics.

As of the three month period ended March 31, 2015, no revenues had been earned under the Option Agreement, however the Option Agreement remains valid and active.

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

As consideration for the grant of the exclusive option to purchase the license, Juno paid MabVax Therapeutics a one-time up-front option fee in the low five figures. Should the option be exercised, MabVax Therapeutics would expect to negotiate with Juno to pay amounts that include MabVax Therapeutics license fees, milestone payments, and royalty-based compensation in connection with entering into a License. The terms of the license including the financial terms are expected to be agreed upon at a future date.

Patheon Biologics LLC Agreement

    On April 14, 2014, the Company entered into a development and manufacturing services agreement with Patheon (f.k.a. Gallus Biopharmaceuticals) to provide a full range of manufacturing and bioprocessing services, including cell line development, process development, protein production, cell culture, protein purification, bio-analytical chemistry and QC testing.  Total amount of the contract is estimated at approximately $3.0 million.  For the three month period ended March 31, 2015, the Company recorded approximately $786,000 of expense associated with the agreement.

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

The Company records revenue associated with the NCI PET Imaging Agent Grant as the related costs and expenses are incurred. For the three month periods ended March 31, 2015 and 2014, the Company recorded $239,539 and $94,900 of revenue associated with the NCI PET Imaging Agent Grant, respectively.

9. Commitments and contingencies

Litigation

On May 30, 2014, a class action lawsuit was commenced in Santa Clara County Superior Court, State of California, on behalf of Cadillac Partners and others similarly situated, naming as defendants, MabVax Therapeutics, the Company and the Company’s directors, Hudson Bay Capital Management LP, Bio IP Ventures LLC, Hudson Bay Master Fund Ltd., and Hudson Bay IP Opportunities Master Fund LP, together the “Parties”. The suit alleged the defendants breached certain fiduciary duties, or aided and abetted a breach of fiduciary duties, in connection with the Company’s Merger with MabVax Therapeutics. In support of their purported claims, the plaintiff alleged, among other things, that the Company’s board has historically failed to fulfill its fiduciary duty to its stockholders, and claiming with respect to the Series B Private Placement and the Merger, that such transactions involved an inadequate sales process and included preclusive deal protection devices, and that the Company’s board of directors would receive personal benefits not available to its public stockholders as a result of the Merger. The plaintiff sought to enjoin the Merger and obtain damages as well as attorneys’ and expert fees and costs.

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

On April 20, 2015, the Parties made an application for an Order for Notice and Scheduling of Hearing of Settlement in accordance with a Stipulation of Settlement dated as of April 20, 2015 (the “Action”), which sets forth the terms and conditions for settlement and which provides for dismissal of the Action with prejudice.  The Company believes that any additional expenses that could be incurred related to the Action after March 31, 2015, will be offset by insurance co-payments covering expenses previously incurred or expected to be incurred in the Stipulation of Settlement.

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

10. Subsequent Events

Management Bonus Plan

On April 2, 2015, the Compensation Committee of the Board of the Directors approved the 2015 Management Bonus Plan (the “Management Plan”) outlining maximum target bonuses of the base salaries of certain of the Company’s executive officers.  Under the terms of the Management Plan, the Company’s Chief Executive Officer shall receive a maximum target bonus of up to 50% of his annual base salary, the Chief Financial Officer shall receive a maximum target bonus of up to 35% of his annual base salary and the Company’s Vice President shall receive a maximum target bonus of up to 25% of his annual base salary.

    On April 4, 2015, the Board approved the following Non-Employee Director Policy (the “Incumbent Director Policy”) with respect to incumbent non-employee members of the Board in the event that they are replaced before their term expires:

•	A one-time issuance of 20,000 restricted shares of common stock;
•	The vesting of all options and restricted stock grants held on such date; and
•	The payment of all earned but unpaid cash compensation for their services on the Board and its committees, as of such date.

    On April 4, 2015, in connection with his resignation from the Board, Michael Wick received a one- time restricted stock grant of 20,000 shares under the Incumbent Director Policy.

Rubin Grant

On April 3, 2015, the Company entered into a consulting agreement with Steve Rubin pursuant to which he agreed to provide advisory services in connection with corporate strategy, licensing and business development estimated to be for a period of 12 months.  In exchange for his services, the company provided him with a one-time grant of 200,000 shares of the Company’s restricted common stock.

Ravetch Grant

On April 4, 2015, the Board approved the issuance of an additional restricted stock award of 131,500 shares to Jeffrey Ravetch.  This award is for future services covering at least one year period. The award was granted in addition to the prior award to Dr. Ravetch on April 2, 2015 of: (i) 34,250 restricted shares and (ii) options to purchase 34,250 shares of common stock with an exercise price of $2.30 per share, for a total grant of 200,000 restricted shares and options.

Livingston Grant

On April 4, 2015, the Board of Directors approved a restricted stock award by the Company of 1,000,000 shares of common stock to be issued to Phil Livingston, Ph.D. for his continuing service to the Company.  On May 13, 2015, the Compensation Committee of the Board clarified that the award is being granted in consideration for at least one year of Dr. Livingston’s services.  The committee further clarified that the vesting of the common stock shall be on the one-year anniversary of the Board of Directors’ approval of the award, or April 4, 2016.

Consulting Agreement

On April 5, 2015, the Company entered into a consulting agreement with The Del Mar Consulting Group, Inc. and Alex Partners, LLC pursuant to which such consultants shall provide investor relations services to the Company for a period of 12 months in consideration for 300,000 shares of the Company’s restricted common stock. The consultants also received an additional 200,000 shares of the Company’s restricted common stock upon the Company’s achieving a milestone based on its fully-diluted market capitalization.

Series D Conversions

Between April 6, 2015, and May 7, 2015, holders of Series D Preferred Stock converted 20,543 shares of Series D Preferred Stock into 2,054,300 shares of common stock.

Private Placement

On April 10, 2015, the Company completed the closing of the Private Placement and sold $6,718,751 of Units, of which $2,500,000 of the Units consisted of Series E preferred stock and the balance of investment consisting of 5,625,001 shares of common stock, together with warrants to all investors to purchase 4,479,167 shares of common stock at $1.50 a share.  Each Unit was sold at a purchase price of $0.75 per Unit.

OPKO Health, Inc. (“OPKO”) was the lead investor in the Private Placement, purchasing $2,500,000 of Units consisting of Preferred Shares.

As a condition to OPKO’s investment in the Private Placement, each of the other investors in the Private Placement agreed to execute the Lockup Agreement in favor of the Company, restricting the sale of 50% of the securities underlying the Units purchased by them for a period of 6 months and the remaining 50% prior to the expiration of 1 year following the final closing date of the Private Placement.

On April 10, 2015, proceeds from the second closing were released and the Company agreed that $3.5 million of the net proceeds of such closing would be paid into and held under and the terms of an escrow agreement with Signature Bank, N.A pending the approval of a representative of OPKO or 10 weeks thereafter, unless released sooner or extended by the representative. In connection with the OPKO investment, Steven Rubin, Esq. was appointed advisor to the Company and has the right to take action with respect to the Escrowed Funds. The Escrowed Funds shall be returned to the applicable investors and the Company shall have no further obligation to issue Units to such investors in the event the release conditions are not met.

Warrant Exercises

Between April 13, 2015, and April 14, 2015, several holders of  Private Placement warrants to purchase common stock exercised their warrants on a cashless basis to purchase 1,219,780 shares of common stock by exercising 1,849,999 warrants to purchase shares of common stock in accordance with the terms of the warrant agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

The following discussion should be read in conjunction with our condensed consolidated financial statements and other financial information appearing elsewhere in this quarterly report. In addition to historical information, the following discussion and other parts of this quarterly report contain forward-looking statements. You can identify these statements by forward-looking words such as “plan,” “may,” “will,” “expect,” “intend,” “anticipate,” believe,” “estimate” and “continue” or similar words. Forward-looking statements include information concerning possible or assumed future business success or financial results. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Accordingly, we do not undertake any obligation to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future and thus you should not unduly rely on these statements.

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under “Risk Factors” in our Annual Report on Form 10-K as of and for the year ended December 31, 2014 and other periodic reports filed with the United States Securities and Exchange Commission (“SEC”). Accordingly, to the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company’s actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements and thus you should not unduly rely on these statements.

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

During the three months ended March 31, 2015, our loss from operations was $2,466,943 and our net loss was $2,447,320. Net cash used in operations for the three months ended March 31, 2015 was $1,423,530 and cash and cash equivalents as of March 31, 2015 were $4,739,472.  As of March 31, 2015, we had an accumulated deficit of $44,943,783.

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

RESULTS OF OPERATIONS

We are providing the following information about our revenues, expenses, and cash and liquidity.

Comparison of the Three-Month Periods Ended March 31, 2015 and 2014

Revenues:

	Three Months Ended March 31,		% Increase/ (Decrease)
	2015	2014

Revenues	$239,539	$94,900	152%

For the three months ended March 31, 2015, MabVax Therapeutics recognized revenues of $239,539, as compared to $94,900 for the same period in the prior year. This increase was primarily due to the different Phases of the NIH Imaging Contract the Company was in this year compared to the same period in the prior year.

Research and development expenses:

	Three Months Ended March 31,		% Increase/ (Decrease)
	2015	2014

Research and development	$1,725,893	$394,238	338%

For the three months ended March 31, 2015, MabVax Therapeutics incurred research and development expenses of $1,725,893, as compared to $394,238 for the same period a year ago. Expenses for the first three months in 2015 were primarily for GMP manufacturing development of our lead antibody candidate 5B1 at Patheon (f.k.a. Gallus BioPharmaceuticals) and increased staffing to support in-house management of patient monitoring for the sarcoma clinical trial. Expenses in the same period a year ago were primarily for direct labor, supplies and third party costs in connection with the sarcoma vaccine trial as well as the initial contract expenses under its imaging contract with NIH.

General and administrative expenses:

	Three Months Ended March 31,		% Increase/ (Decrease)
	2015	2014

General and administrative	$980,589	$673,321	46%

For the three months ended March 31, 2015, MabVax Therapeutics incurred general and administrative expenses of $980,589, as compared to $673,321 for the same period a year ago. The increase in general and administrative expenses was primarily due to increased headcount in finance and accounting areas, board expense, business insurance and professional fees related to accounting and auditing and public company expenses.

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

The realization of our deferred tax assets is dependent upon our ability to generate sufficient future taxable income. We establish a valuation allowance when it is more-likely-than-not that the future realization of all or some of the deferred tax assets will not be achieved. The evaluation of the need for a valuation allowance is performed on a jurisdiction-by-jurisdiction basis, and includes a review of all available evidence, both positive and negative. As of March 31, 2015, MabVax Therapeutics concluded that it was more-likely-than-not that its deferred tax assets would not be realized.

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP.  See our audited consolidated financial statements and notes thereto included in our 2014 Annual Report, which contain additional accounting policies and other disclosures required by GAAP.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our operations principally through net proceeds received from private equity and preferred stock financings, and grants through the NIH and SBIR programs. We have experienced negative cash flow from operations each year since our inception. As of March 31, 2015, we had an accumulated deficit of $44,943,783. We expect to continue to incur increased expenses, resulting in losses, over at least the next several years due to, among other factors, our continuing and planned clinical trials and anticipated research and development activities. We had cash of $4,739,472 as of March 31, 2015.

	March 31, 2015	December 31, 2014
Cash and cash equivalents	$4,739,472	$1,477,143
Working capital (deficit)	$1,342,955	$(1,055,335)
Current ratio	1.34:1	0.64:1

	Three Months Ended March 31,
	2015	2014
Cash provided by (used in):
Operating activities	$(1,423,530)	$(1,072,081)
Investing activities	$(28,867)	$(1,153)
Financing activities	$4,714,726	$2,973,655

Sources and Uses of Net Cash for the Three Month Period Ended March 31, 2015

Net cash used in operating activities was $1,423,530 for the three-month period ended March 31, 2015, compared to $1,072,081 in the comparable period in 2014. The net cash used in both periods was primarily attributable to the net losses, adjusted to exclude certain non-cash items, primarily stock based compensation and gain on elimination of warrants. Net cash used in operating activities for the three months ended March 31, 2015 was also impacted by an increase of $753,184 in accounts payable related primarily to research contract services and a $155,195 decrease in grants receivable.

The net cash used in investing activities for the three-month period ended March 31, 2015, amounted to $28,867 primarily as a result of purchase of lab equipment.

Net cash provided by financing activities was $4,714,726 for the three-month period ended March 31, 2015, compared to $2,973,655 in the comparable period in 2014. Net cash provided by financing activities for the three-month period ended March 31, 2015 was attributable to the net proceeds from the sale of common stock and warrants in a private placement in March 2015.  Net cash provided by financing activities for the three-month period ended March 31, 2014 was attributable to the net proceeds from the sale of Series C-1 preferred stock and warrants in a private placement in February 2014.

Future Contractual Obligations

MabVax Therapeutics currently has rental payment obligations under a non-cancelable operating lease at 11588 Sorrento Valley Road that expires on July 31, 2015. Future lease obligations for the next four months amount to $44,067. Our master lease and sublease of our facility located at 3165 Porter Drive in Palo Alto, California (the “Porter Drive Facility”) were terminated on February 28, 2013 and we entered into a termination agreement with ARE on February 19, 2013 to voluntarily surrender its premises. As a result of the termination agreement, we were relieved of further obligations under the master lease and further rights to rental income under the sublease and paid a termination fee of approximately $700,000. In addition to the termination fee, if we receive $15 million or more in additional financing in the aggregate, an additional termination fee of $590,504 will be due to ARE, but will otherwise be forgiven.

In connection with the Merger, we signed separation agreements in May 2014 with nine MabVax employees and agreed to pay severances and health benefits upon closing of the Merger subject to certain provisions in the agreement. No severance costs were incurred in the three month period ended March 31, 2015.  The total in benefits costs paid out for the three month period ended March 31, 2015, was approximately $7,000.  The Company has no outstanding severance obligations as of March 31, 2015.

We anticipate that we will continue to incur substantial net losses into the foreseeable future as we continue: (i) to manufacture our lead antibody candidate 5B1 in sufficient quantities for use in a Phase I clinical trial planned to be initiated in the fourth quarter 2015, (ii) to conduct preclinical development activities related to other product development candidates in our library, and (iii) to monitor patients in clinical trials that have already completed their treatment regimens. We have obtained grant funding of $1.5 million to substantially offset the spending for our newest program to develop a diagnostic tool to detect pancreatic and colon cancers. Based on management’s assumptions for continuing to develop its existing pipeline of products without additional funding, we expect we will have sufficient funds to meet our obligations to May 2016 if $3,500,000 is released from Escrowed Funds, and to November 2015, if funds are not released from Escrowed Funds.

We plan to continue to fund our research and development and operating activities through equity or debt financings, strategic collaborations, licensing arrangements, government grants or other arrangements.  However, we cannot be sure that such additional funds will be available on reasonable terms, or at all. If we are unable to secure adequate additional funding, we may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. In addition, if we do not meet our payment obligations to third parties as they come due, we may be subject to litigation claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to our management. Any of these actions could materially harm our business, results of operations, and future prospects.

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

Interest Rate Sensitivity

Our cash and cash equivalents of $4,739,472 at March 31, 2015 consisted of cash and money market funds, all of which will be used for working capital purposes. We do not enter into investments for trading or speculative purposes. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates in the United States. Because of the short-term nature of our cash and cash equivalents, we do not believe that we have any material exposure to changes in their fair values as a result of changes in interest rates. The continuation of historically low interest rates in the United States will limit our earnings on investments held in U.S. dollars.

We do not hold any derivative financial instruments, commodity-based instruments or other long term debt obligations.

There have been no material changes from the information we included in the relevant sections of our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, the Company has evaluated, with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of its disclosure controls and procedures (as defined in such rules) as of the end of the period covered by this report. The Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are not effective as of March 31, 2015, to ensure that information required to be disclosed by the Company in reports prepared in accordance with the rules and regulations of the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Based on our assessment, our management concluded that we continued to have a material weakness in our internal controls related to segregation of duties and recording of complex accounting transactions for the period ended March 31, 2015.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, our principal executive officer and principal financial officer concluded there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that could significantly affect internal controls over financial reporting during the quarter ended March 31, 2015.

However, as noted above, we identified a material weakness in our internal controls over financial reporting and have taken measures to mitigate the material weakness. In June 2014 we hired an assistant controller to prepare many of the accounting transactions so that the Chief Financial Officer is in a position to timely review the transactions in preparation for issuing the financial statements.  In April 2015 the assistant controller was promoted to controller and we hired a Senior Director of Finance to take over some of the responsibilities of the controller and Chief Financial Officer, so that the Chief Financial Officer is able to perform review functions on significant transactions on a going forward basis.

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

On April 20, 2015, the Parties made an application for an Order for Notice and Scheduling of Hearing of Settlement in accordance with a Stipulation of Settlement dated as of April 20, 2015 (the “Action”), which sets forth the terms and conditions for settlement and which provides for dismissal of the Action with prejudice.  The Company believes that any additional expenses that could be incurred related to the Action after March 31, 2015, will be offset by insurance co-payment covering expenses previously incurred or expected to be incurred in the Stipulation of Settlement.

Item 1A.	Risk Factors.

RISK FACTORS

There have been no material changes to the Risk Factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Conversion of Preferred Stock into Common Stock

For the three months ended March 31, 2015, holders of Series A-1, Series B, and Series C preferred stock converted 64,019, 106,437, and 96,571 shares into 38,456, 276,883, and 120,714 shares of common stock, respectively.

Issuance of Common Stock under Common Stock Purchase Agreement

In connection with a financing that took place in July 2014, or the July 2014 Financing Transaction, the Company assumed certain obligations as per the original agreement to issue additional shares to investors in the July 2014 Financing Transaction if a subsequent financing was at a price per share lower than the price per share in the July 2014 Financing Transaction. The Company therefore issued on March 31, 2015, an aggregate of 88,093 shares of common stock that were required to be issued in connection with the July 2014 Financing Transaction, as a result of the lower share price in the Private Placement.

Rubin Grant

On April 3, 2015, the Company entered into a consulting agreement with Steve Rubin pursuant to which he agreed to provide advisory services in connection with corporate strategy, licensing and business development estimated to be for a period of 12 months.  In exchange for his services, the company provided him with a one-time grant of 200,000 shares of the Company’s restricted common stock.  The shares were immediately vested on issuance.

Ravetch Grant

On April 4, 2015, the Board approved the issuance of an additional restricted stock award of 131,500 shares to Jeffrey Ravetch.  This award is for future services covering at least one year period.  The award was granted in addition to the prior award to Dr. Ravetch on April 2, 2015 of: (i) 34,250 restricted shares and (ii) options to purchase 34,250 shares of common stock with an exercise price of $2.30 per share, for a total grant of 200,000 restricted shares and options.

Consulting Agreement

On April 5, 2015, the Company entered into a consulting agreement with The Del Mar Consulting Group, Inc. and Alex Partners, LLC pursuant to which such consultants shall provide investor relations services to the Company for a period of 12 months in consideration for 300,000 shares of the Company’s restricted common stock. The consultants also received an additional 200,000 shares of the Company’s restricted common stock upon the Company’s achieving a milestone based on its fully-diluted market capitalization.

Series D Conversions

Between April 6, 2015, and May 7, 2015, holders of Series D preferred stock converted 20,543 shares of Series D preferred stock into 2,054,300 shares of common stock.

Warrant Exercises

Between April 13, 2015, and April 14, 2015, several holders of Private Placement warrants to purchase common stock exercised their warrants on a cashless basis to purchase 1,219,780 shares of common stock by exercising 1,849,999 warrants to purchase shares of common stock in accordance with the terms of the warrant agreement.

The securities referenced above were issued in reliance on the exemption from registration afford by Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

EXHIBIT INDEX

Exhibits

Exhibit No.	Description	Form	Filing Date/Period End	Exhibit Number
2.1	Agreement and Plan of Merger and Reorganization, dated May 12, 2014, between the Company, Tacoma Acquisition Corp., Inc. and MabVax Therapeutics, Inc.	8-K	5/12/2014	2.1

2.2	Amendment No.1, dated as of June 30, 2014, by and between the Company and MabVax Therapeutics, Inc.	8-K	7/1/2014	2.1

2.3	Amendment No.2 to the Agreement and Plan of Merger, dated July 7, 2014, by and among the Company, Tacoma Acquisition Corp. and MabVax Therapeutics, Inc.	8-K	7/9/2014	2.1

3.1	Certificate of Designations, Preferences and Rights of Series A-1 Convertible Preferred Stock	8-K	7/9/2014	3.1

3.2	Amended and Restated Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock	8-K	7/9/2014	3.2

3.3	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock	8-K	9/3/2014	3.1

3.4	Amended and Restated Certificate of Incorporation	8-K	9/9/2014	3.1

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8-K	9/9/2014	3.2

3.6	Amended and Restated Bylaws	8-K	12/14/2007	3.2

3.7	Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock	8-K	3/26/2015	3.1

3.8	Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock	10-K	3/31/2015	3.8

4.1	Securities Purchase Agreement, dated May 12, 2014, between the Company and the investors identified on the Schedule of Buyers therein and the Form of Registration Rights Agreement, attached thereto as Exhibit C	8-K	5/12/2014	10.1

Exhibit No.	Description	Form	Filing Date/Period End	Exhibit Number
4.2	Securities Purchase Agreement, dated as of February 12, 2014, between MabVax Therapeutics, Inc. and the purchasers set forth on the signature pages thereto including that certain Amendment No. 1 to Securities Purchase Agreement, dated as of May 12, 2014, between MabVax Therapeutics, Inc. and the persons and entities identified on the signature pages thereto	8-K	5/12/2014	10.3

4.3	Registration Rights Agreement, dated as of February 12, 2014, between MabVax Therapeutics, Inc. and the persons and entities identified on the signature pages thereto	8-K	5/12/2014	10.2

4.4	Omnibus Amendment and Stockholder Consent, dated July 7, 2014, by and among the Company and the Purchasers	8-K	7/9/2014	10.1

4.5	Form of Parent Common Stock Warrant	8-K	7/9/2014	4.1

4.6	Form of Warrant to Purchase Common Stock	8-K	7/9/2014	4.2

4.7	Form of Exchange Agreement	8-K	9/3/2014	10.1

4.8	Form of Waiver Letter	8-K	9/3/2014	10.2

4.9	Form of Common Stock Certificate	S-1	9/29/2014	4.1

4.10	Form of Waiver Extension Letter	8-K	9/30/2014	10.1

4.11	Form of Subscription Agreement, dated March 31, 2015, between the Company and the subscribers set forth on the signature pages thereto	10-K	3/31/2015	4.11

4.12	Form of Common Stock Purchase Warrant	10-K	3/31/2015	4.12

4.13	Form of Registration Rights Agreement, dated March 31, 2015, between the Company and the persons and entities identified on the signature pages thereto	10-K	3/31/2015	4.13

10.1	Separation Agreement and Release, dated May 12, 2014, between Michael M. Wick and the Company	8-K	5/12/2014	10.4

10.2	Separation Agreement and Release, dated May 12, 2014, between William P. Kaplan and the Company	8-K	5/12/2014	10.5

10.3	Separation Agreement and Release, dated May 12, 2014, between Steven R. Schow and the Company	8-K	5/12/2014	10.6

Exhibit No.	Description	Form	Filing Date/Period End	Exhibit Number
10.4	Separation Agreement and Release, dated May 12, 2014, between Wendy K. Wee and the Company	8-K	5/12/2014	10.7

10.5	Michael Wick Resignation Letter, dated July 7, 2014	8-K	7/9/2014	99.1

10.6	Edward W. Cantrall Resignation Letter, dated July 7, 2014	8-K	7/9/2014	99.2

10.7	Steven R. Goldring Resignation Letter, dated July 7, 2014	8-K	7/9/2014	99.3

10.9	Richard B. Newman Resignation Letter, dated July 7, 2014	8-K	7/9/2014	99.4

10.10	Employment Agreement, dated July 8, 2014, by and between MabVax Therapeutics, Inc. and J. David Hansen	10-Q	8/8/2014	10.9

10.11	Employment Agreement, dated July 8, 2014, by and between MabVax Therapeutics, Inc. and Gregory P. Hanson	10-Q	8/8/2014	10.10

10.12	Employment Agreement, dated July 8, 2014, by and between MabVax Therapeutics, Inc. and Wolfgang W. Scholz, Ph.D.	10-Q	8/8/2014	10.11

10.13	Securities Purchase Agreement, dated July 8, 2014, by and between MabVax Therapeutics, Inc. and certain institutional investors set forth therein	10-Q	8/8/2014	10.12

10.14	Form of Indemnification Agreement	8-K	9/9/2014	10.1

10.15	Second Amended and Restated MabVax Therapeutics Holdings, Inc. 2014 Employee, Director and Consultant Equity Incentive Plan	10-K	3/31/2015	10.15

10.16	Non-Employee Director Compensation Policy	S-1	9/29/2014	10.22

10.17	Standard Industrial Net Lease, dated as of May 23, 2008, by and between MabVax Therapeutics, Inc. and Sorrento Square	S-1	9/29/2014	10.23

10.18	First Amendment to that Standard Industrial Net Lease, dated May 6, 2010, by and between MabVax Therapeutics, Inc. and Sorrento Square	S-1	9/29/2014	10.24

10.19	Second Amendment to that Standard Industrial Net Lease, dated August 1, 2012, by and between the Company and Sorrento Square	S-1	9/29/2014	10.25

10.20	Employment Agreement, dated July 21, 2014, 2014, by and between MabVax Therapeutics, Inc. and Paul Maffuid, Ph.D.	S-1	9/29/2014	10.31

Exhibit No.	Description	Form	Filing Date/Period End	Exhibit Number
10.21	Development and Manufacturing Services Agreement, dated April 15, 2014, by and between MabVax Therapeutics, Inc. and Gallus BioPharmaceuticals NJ, LLC	S-1/A	10/14/2014	10.26

10.22	Exclusive License Agreement for “Polyvalent Conjugate Vaccines for Cancer” (SK#14491), dated as of June 30, 2008, by and between MabVax Therapeutics, Inc. and Sloan-Kettering Institute for Cancer Research	S-1/A	10/14/2014	10.27

10.23	Research and License Agreement, dated as of April 7, 2008, by and between MabVax Therapeutics, Inc. and Sloan-Kettering Institute for Cancer Research	S-1/A	10/14/2014	10.28

10.24	Exclusive License to Unimolecular Antibodies, dated October 13, 2011, by and between MabVax Therapeutics, Inc. and Sloan-Kettering Institute for Cancer Research	S-1/A	10/14/2014	10.29

10.25	Option Agreement, dated August 29, 2014, by and between MabVax Therapeutics, Inc. and Juno Therapeutics, Inc.	S-1/A	10/14/2014	10.30

10.26	SBIR Contract from National Cancer Institute	S-1/A	10/14/2014	10.34

10.27	Form of Exchange Agreement (Series A-1 Preferred Stock and Series A-1 Warrants).	8-K	3/26/2015	10.1

10.28	Form of Exchange Agreement (Series B Preferred Stock and Series B Warrants).	8-K	3/26/2015	10.2

10.29	2008 Equity Incentive Plan	10-K	3/31/2015	10.29

10.30	Form of Option Agreement, 2008 Equity Incentive Plan	10-K	3/31/2015	10.30

10.31	Form of Lockup Agreement dated as of April 3, 2015	8-K	4/6/2015	10.3

10.32	Consulting Agreement with The Del Mar Consulting Group, Inc. and Alex Partners, LLC dated as of April 5, 2015	8-K	4/6/2015	10.4

10.33	Form of Escrow Deposit Agreement dated as of April 14, 2015	8-K	4/15/2015	10.1

11.1	Statement of per share earnings	S-1	9/29/2014	11.1

Exhibit No.	Description	Form	Filing Date/Period End	Exhibit Number
31.1**	Certification of Principal Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Principal Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1***	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2***	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended March 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Redeemable Convertible Preferred Stock, Convertible Preferred Stock and Stockholders' Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Unaudited Condensed Consolidated Financial Statements tagged as blocks of text.

**	Filed herewith
***	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2015	MABVAX THERAPEUTICS HOLDINGS, INC.

	By:	/s/ J. David Hansen
J. David Hansen
President and Chief Executive Officer (Principal Executive Officer authorized to sign on behalf of the registrant)

By:	/s/ Gregory P. Hanson
Gregory P. Hanson
Chief Financial Officer (Principal Financial and Accounting Officer authorized to sign on behalf of the registrant)