Form 10-Q
period 2015-06-30
MABVAX THERAPEUTICS HOLDINGS, INC.
filed 2015-08-10
CIK 1109196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2015

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

The number of shares of common stock outstanding as of August 3, 2015 was 25,891,075.

INDEX

		Page

PART I.	FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements (unaudited)	1

	Condensed Consolidated Balance Sheets at June 30, 2015 and December 31, 2014	1

	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2015 and 2014	2

	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock, Convertible Preferred Stock and Stockholders’ Equity for the Six Months Ended June 30, 2015	3

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2015 and 2014	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4:	Controls and Procedures	24

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A:	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Mine Safety Disclosures	26

Item 5.	Other Information	26

Item 6:	Exhibits	27

SIGNATURES		28

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements
MABVAX THERAPEUTICS HOLDINGS, INC.
Condensed Consolidated Balance Sheets
	June 30,	December 31,
	2015	2014
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$7,183,528	$1,477,143
Grants receivable	136,616	84,344
Prepaid expenses	133,603	334,629
Other current assets	108,285	14,675
Total current assets	7,562,032	1,910,791
Property and equipment, net	82,407	57,053
Goodwill	6,826,003	6,826,003
Other long term assets	11,017	11,017
Total assets	$14,481,459	$8,804,864
Liabilities, Redeemable Convertible Preferred Stock and Stockholders' Equity
Current liabilities:
Accounts payable	$981,746	$1,313,247
Accrued compensation	451,238	230,381
Accrued clinical operations and site costs	359,541	494,110
Accrued lease contingency fee	590,504	590,504
Other accrued expenses	552,511	245,421
Warrant liability	—	92,463
Total current liabilities	2,935,540	2,966,126
Commitments and contingencies:
Redeemable convertible preferred stock:
MabVax Therapeutics Holdings Series B redeemable convertible preferred stock, 1,250,000 shares authorized, none and 1,250,000 shares issued and outstanding as of June 30, 2015, and December 31, 2014, respectively, with a liquidation preference of $2,627,123 as of December 31, 2014	—	1,838,025
Total redeemable convertible preferred stock	—	1,838,025
Stockholders' equity:
Series A-1 convertible preferred stock, 2,763,000 shares authorized, none and 1,593,389 shares issued and outstanding as of June 30, 2015, and December 31, 2014, respectively, with a liquidation preference of $2,860,233 as of December 31, 2014	—	4,029,576
Series C convertible preferred stock, 200,000 shares authorized, none and 96,571 shares issued and outstanding as of June 30, 2015, and December 31, 2014, respectively, with no liquidation preference	—	966
Series D convertible preferred stock, $0.01 par value, 1,000,000 shares authorized, 198,147 and no shares issued and outstanding as of June 30, 2015, and December 31, 2014, respectively, with a liquidation preference of $1,981 as of June 30, 2015	1,981	—
Series E convertible preferred stock, $0.01 par value, 100,000 shares authorized, 33,333 and no shares issued and outstanding as of June 30, 2015, and December 31, 2014, respectively, with a liquidation preference of $333 as of June 30, 2015	333	—
Common stock, $0.01 par value; 150,000,000 shares authorized as of June 30, 2015, 25,225,472 and 2,802,867 shares issued and outstanding as of June 30, 2015, and December 31, 2014, respectively	252,255	28,029
Additional paid-in capital	62,630,665	24,492,450
Accumulated deficit	(51,339,315)	(24,550,308)
Total stockholders' equity	11,545,919	4,000,713
Total liabilities, redeemable convertible preferred stock and stockholders' equity	$14,481,459	$8,804,864
See Accompanying Notes to Condensed Consolidated Financial Statements

MABVAX THERAPEUTICS HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues:
Grants	$136,616	$62,440	$376,156	$157,340
Total revenues	136,616	62,440	376,156	157,340

Operating costs and expenses:
Research and development	2,325,637	1,243,179	4,051,530	1,637,416
General and administrative	4,206,512	1,252,850	5,187,101	1,926,172
Total operating costs and expenses	6,532,149	2,496,029	9,238,631	3,563,588
Loss from operations	(6,395,533)	(2,433,589)	(8,862,475)	(3,406,248)
Interest and other income (expense)	—	(25)	(184)	(264)
Change in fair value of warrant liability	—	—	19,807	—
Net loss	$(6,395,533)	$(2,433,614)	$(8,842,852)	$(3,406,512)
Deemed dividend on Series A-1 preferred stock	—	—	(9,017,512)	(2,214,911)
Deemed dividend on Series A-1 warrant	—	—	(179,411)	—
Deemed dividend on Series B preferred stock	—	—	(8,655,998)	—
Accretion of preferred stock dividends	—	(61,830)	(93,234)	(93,764)
Net loss allocable to common stockholders	$(6,395,533)	$(2,495,444)	$(26,789,007)	$(5,715,187)
Basic and diluted net loss per share	$(0.29)	$(9.08)	$(2.14)	$(21.60)
Shares used to calculate basic and diluted net loss per share	21,695,404	274,969	12,529,921	264,651

See Accompanying Notes to Condensed Consolidated Financial Statements

MABVAX THERAPEUTICS HOLDINGS, INC.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock, Convertible Preferred Stock and Stockholders’ Equity
For the Six Months Ended June 30, 2015
(Unaudited)

	Redeemable Convertible Preferred Stock		Convertible Preferred Stock										Total Stock-holders'
	Series B		Series A-1		Series C		Series D and E		Common Stock		Additional Paid-in	Accum-ulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2014	1,250,000	$1,838,025	1,593,389	$4,029,576	96,571	$966	-	$-	2,802,867	$28,029	$24,492,450	$(24,550,308)	$4,000,713
Conversion of Series A-1 into common stock on January 10 and February 25, 2015	-	-	(64,019)	(162,968)	-	-	-	-	38,456	384	162,584	-	-
Conversion of Series C into common stock on January 10, 2015	-	-	-	-	(96,571)	(966)	-	-	120,714	1,207	(241)	-	-
Conversion of Series B into common stock between March 3 and March 20, 2015	(106,437)	(160,380)	-	-	-	-	-	-	276,883	2,769	157,611	-	160,380
Accretion of redemption value for Series A-1 from January 1 to March 25, 2015	-	-	-	47,749	-	-	-	-	-	-	-	(47,749)	-
Accretion of redemption value for Series B from January 1 to March 25, 2015	-	45,485	-	-	-	-	-	-	-	-	-	(45,485)	(45,485)
Deemed dividend related to exchange of common stock for Series A-1, Series A-1 Warrants, and Series B on March 25, 2015	-	8,655,998	-	9,196,923	-	-	-	-	-	-	-	(17,852,921)	(8,655,998)
Exchange of Series A-1 and Series A-1 Warrants into Common and Series D on March 25, 2015	-	-	(1,529,370)	(13,111,280)	-	-	117,583	1,176	2,213,407	22,134	13,087,970	-	-
Exchange of Series B into Common and Series D on March 25, 2015	(1,143,563)	(10,379,128)	-	-	-	-	120,573	1,205	324,095	3,241	10,374,681	-	10,379,127
Private Placement Issuance of 6,661,000 shares at $0.75 per share, net of issuance costs of $281,023 on March 31, 2015	-	-	-	-	-	-	-	-	6,661,000	66,610	4,648,116	-	4,714,726
Issuance of additional common stock in March 2015 under common stock Purchase Agreement in relation to Financing on July 7, 2014	-	-	-	-	-	-	-	-	88,093	881	(881)	-	-
Private Placement Issuance of 5,624,998 shares at $0.75 per share, net of issuance costs of $387,127 on April 10, 2015	-	-	-	-	-	-	-	-	5,624,998	56,250	3,775,372	-	3,831,622
Private Placement Issuance of 33,333 shares at $75 per share of Series E Preferred Stock on April 10, 2015	-	-	-	-	-	-	33,333	333	-	-	2,499,667	-	2,500,000
Issuance of restricted common stock in April 2015 for services	-	-	-	-	-	-	-	-	1,831,500	18,315	1,894,135	-	1,912,450
Issuance of restricted common stock to former board member upon termination	-	-	-	-	-	-	-	-	20,000	200	45,800	-	46,000
Conversion of Series D Preferred Stock to common stock	-	-	-	-	-	-	(40,009)	(400)	4,000,900	40,009	(39,609)	-	-
Stock option exercise	-	-	-	-	-	-	-	-	2,779	28	772	-	800
Shares issued in connection with exercise of warrants on a cashless basis	-	-	-	-	-	-	-	-	1,219,780	12,198	(12,198)	-	-
Elimination of warrant liability in exchange transaction	-	-	-	-	-	-	-	-	-	-	72,656	-	72,656
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	1,471,780	-	1,471,780
Net loss	-	-	-	-	-	-	-	-	-	-	-	(8,842,852)	(8,842,852)
Balance at June 30, 2015	-	$-	-	$-	-	$-	231,480	$2,314	25,225,472	$252,255	$62,630,665	$(51,339,315)	$11,545,919

See Accompanying Notes to Condensed Consolidated Financial Statements

MABVAX THERAPEUTICS HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the Six Months Ended June 30,
	2015	2014

Operating activities
Net loss	$(8,842,852)	$(3,406,512)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,799	5,103
Stock-based compensation	1,471,780	366,868
Change in fair value of warrants	(19,807)	—
Issuance of restricted common stock for services	1,958,450	—
Increase (decrease) in operating assets and liabilities:
Grants receivable	(52,272)	(62,492)
Other receivables	(106,010)	—
Prepaid expenses and other	213,426	11,022
Accounts payable	(331,501)	790,064
Accrued clinical operations and site costs	(134,569)	(297,670)
Accrued compensation	220,857	(21,224)
Other accrued expenses	307,090	100,746
Net cash used in operating activities	(5,305,609)	(2,514,095)
Investing activities
Purchases of property and equipment	(35,154)	(13,502)
Net cash used in investing activities	(35,154)	(13,502)
Financing activities
Issuances of preferred stock, net of issuance costs	—	2,973,655
Issuances of common stock, net of issuance costs	11,046,348	325,400
Proceeds from exercise of stock options	800	—
Proceeds from exercise of Series B warrant	—	1,942
Net cash provided by financing activities	11,047,148	3,300,997
Net change in cash and cash equivalents	5,706,385	773,400
Cash and cash equivalents at beginning of year	1,477,143	354,254
Cash and cash equivalents at end of period	$7,183,528	$1,127,654

Supplemental disclosure:
Cash paid during the period for income taxes	$1,600	$—
Supplemental disclosures of non-cash investing and financing information:
Deemed dividend on beneficial conversion feature for preferred stock	$17,852,921	$2,214,911
Accretion of redemption value for Series A-1, B and C-1 convertible preferred stock	$93,234	$93,764
Issuance of common stock for accounts payable	$-	$240,000
Conversion of Series A-1 redeemable preferred stock into common stock	$162,968	$—
Conversion of Series C preferred stock to common stock	$966	$—
Conversion of Series B preferred stock to common stock	$160,380	$—
Conversion of Series D preferred stock to common stock	$400	$—
Subscription receivable for common stock	$—	$75,000
Exchange of Series A-1 preferred stock and warrants into common stock and Series D convertible preferred stock	$13,111,280	$—
Exchange of Series B preferred stock and warrants into common stock and Series D convertible preferred stock	$10,451,783	$—
Warrants exercised to purchase common stock on a cashless basis	$12,198	$—

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

The Company is a clinical stage biopharmaceutical company engaged in the discovery, development and commercialization of proprietary human monoclonal antibody products and vaccines for the treatment of a variety of cancers. The Company has discovered a pipeline of human monoclonal antibody products based on the protective immune responses generated by patients who have been immunized against targeted cancers. Therapeutic vaccines under development were discovered at Memorial Sloan Kettering Cancer Center (“MSKCC”), and are exclusively licensed to MabVax Therapeutics. The Company operates in only one business segment.

The Company plans to continue developing MabVax Therapeutics’ pre-Merger pipeline and continue to evaluate the technology and development programs that were under way at MabVax Therapeutics Holdings prior to the Merger.  The Company will terminate unwanted patent applications, and will stop the maintenance fees and patent prosecutions as they come due for the Telintra development program that was in place at MabVax Therapeutics Holdings prior to the Merger.

The Company has incurred net losses since inception and expect to incur substantial losses for the foreseeable future as the Company continues research and development activities. To date, the Company funded operations primarily through government grants, the sale of preferred stock and equity securities, non-equity payments from collaborators and interest income. The process of developing the Company’s products will require significant additional research and development, preclinical testing and clinical trials, as well as regulatory approval. The Company expects these activities, together with general and administrative expenses, to result in substantial operating losses for the foreseeable future. The Company will not receive substantial revenue unless the Company or its collaborative partners complete clinical trials, obtain regulatory approval and successfully commercialize one or more products; or the Company licenses its technology after achieving one or more milestones of interest to a potential partner.

The accompanying unaudited condensed consolidated financial statements were prepared using GAAP for interim financial information and the instructions to Regulation S-X. While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results of the interim period, they do not include all information or notes required by GAAP for annual financial statements and should be read in conjunction with the Audited Financial Statements of MabVax Therapeutics Holdings for the year ended December 31, 2014, filed in our Annual Report on Form 10-K on March 31, 2015, as amended on April 2, 2015, and April 30, 2015.

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

Recent Accounting Pronouncements

    In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606). ASU No. 2014-09 supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific revenue recognition guidance throughout the Industry Topics of the Accounting Standards Codification. Additionally, this update supersedes some cost guidance included in Subtopic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts.” The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It is effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption is not permitted. In July 2015, the FASB affirmed its proposal to defer the effective date of this standard to annual reporting periods (and interim reporting periods within those years) beginning after December 15, 2017. Entities are permitted to apply the new revenue standard early, but not before the original effective date of annual periods beginning after December 15, 2016. Entities may choose from two adoption methods, with certain practical expedients. The Company is currently reviewing this standard to assess the impact on its future financial statements and evaluating the available adoption methods.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation—Stock Compensation” (Topic 718): “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period,” which requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. ASU No. 2014-12 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, although early adoption is permitted. The Company is currently reviewing this standard to assess the impact on its future financial statements.

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

2. Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $8,842,852, net cash used in operating activities of $5,305,609, net cash used in investing activities of $35,154, and net cash provided by financing activities of $11,047,148 for the six months ended June 30, 2015. As of June 30, 2015, the Company had $7,183,528 in cash and cash equivalents and an accumulated deficit of $51,339,315.

On March 31, 2015 and April 10, 2015, the Company closed on a financing transaction by entering into separate subscription agreements (the “Subscription Agreements”) with accredited investors (the “Investors”) relating to the issuance and sale of an aggregate of  $11,714,498 of units (the “Units”) at a purchase price of $0.75 per Unit, with each Unit consisting of one share of the Company’s common stock, par value $0.01 per share  (or, at the election of any Investor who, as a result of receiving common stock would hold in excess of 4.99% of the Company’s issued and outstanding common stock, shares of the Company’s newly designated 0% Series E Convertible Preferred Stock) and a thirty month warrant  to purchase one half of one share of common stock at an initial exercise price of $1.50 per share, as further described in the Notes to Financial Statements – Equity, (the “Private Placement”).

The initial closing of the Private Placement took place on March 31, 2015, in which the Company sold an aggregate of $4,995,749 of Units. Following the initial closing the Company entered into separate reconfirmation agreements with the Investors in order to extend the initial closing date, increase the offering amount, and adopt a lockup agreement, which was entered by all Investors who elected to continue their investment.  The second closing was completed on April 10, 2015 in which the Company completed entering into the remaining separate Subscription Agreements for an additional $6,718,751 of Units. Of the Subscription Agreements accepted, Investors elected, and the Company issued, $2,500,000 of Units consisting of Series E Convertible Preferred Stock on April 10, 2015.  Of the total cash received in the second closing on April 10, 2015, $3,500,000 was initially held in escrow under the terms of an escrow agreement with Signature Bank, N.A pending the approval of a representative of one of the lead investors to join the board, or 10 weeks thereafter, unless released sooner or extended.

On June 22, 2015, pursuant to the applicable section of the escrow agreement, Signature Bank, N.A. and one of the lead investors entered into an amendment to the escrow agreement to extend the term of the escrow agreement such that the term of the escrow agreement is amended to be for sixteen (16) weeks from the date of the offering proceeds were deposited into the escrow account.

In addition, on June 30, 2015 the Company and one of the lead investors entered into a letter agreement pursuant to which the Company granted the investor the right, but not the obligation, until June 30, 2016, to nominate and appoint up to two additional members of the Company’s board of directors (the “Board” or the “Board of Directors”), or to approve the person(s) nominated by the Company pursuant to the agreement in consideration for the release of the escrowed funds. The nominees will be subject to the satisfaction of standard corporate governance practices and any applicable national securities exchange requirements.  Upon signing the agreement, the escrowed funds were released to the Company.

The Company anticipates that it will continue to incur net losses into the foreseeable future as it: (i) continues to identify and advance a number of potential drug candidates into clinical and preclinical development activities, (ii) initiates manufacturing of its lead antibody candidate 5B1 and continues to fund its operations, and (iii) expands its corporate infrastructure, including the costs associated with being a public company.  With this Private Placement, management believes that the Company has sufficient funds to meet its obligations through March 2016.

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

3. Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company limits its exposure to credit loss by holding cash in U.S. Dollars or, from time to time, placing cash and investments in U.S. government, agency and government-sponsored enterprise obligations.

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

5. Convertible Preferred Stock, Common Stock and Warrants

Series A-1 preferred stock and common warrants

As of June 30, 2015, and December 31, 2014, there were no shares and 1,593,389 shares of Series A-1 preferred stock outstanding, respectively, and no Series A-1 warrants and 1,280,047 Series A-1 warrants to purchase common stock at $3.62 per share outstanding, respectively.  Both the preferred stock and the warrants had price protection if there were to be a financing at a price lower than their conversion price or exercise price, requiring adjustment as further described in the Company’s Annual Report on Form 10-K.  The Series A-1 preferred stock and warrants were initially structured as Series C-1 preferred stock and common warrants of MabVax Therapeutics prior to the Merger, and were converted from Series C-1 to Series A-1 preferred stock and warrants at the time of the Merger.

Series B Preferred Stock

As of June 30, 2015, and December 31, 2014, there were no shares and 1,250,000 shares of Series B preferred stock and no Series B warrants and 78,125 Series B warrants to purchase common stock at $1.57 a share outstanding, respectively.  Both the preferred stock and the warrants had price protection if there were to be a financing at a price lower than their conversion price or exercise price, requiring adjustment as further described in the Company’s Annual Report on Form 10-K.  As of December 31, 2014, the warrant liability was $92,463.

As a result of the anti-dilution provision contained in the Series B warrants, the Series B warrants were recorded as a current liability in the amount of $92,463 on our consolidated balance sheet as of December 31, 2014.  On March 25, 2015, the Series B warrants were re-valued at $72,656 prior to being exchanged into shares of common stock and Series D convertible preferred stock on a one for one basis and the warrant liability was eliminated and the Company recorded a gain of $19,807 for the three months ended March 31, 2015.

Dividends on Preferred Stock

The Company immediately recognizes the changes in the redemption value on preferred stock as they occur and the carrying value of the security is adjusted to equal what the redemption amount would be as if redemption were to occur at the end of the reporting period based on the conditions that exist as of that date. The value adjustment made to the redemption value and preferred stock dividends for the three and six months ended June 30, 2015, was an increase of none and $93,234, respectively.

Conversion of Preferred Stock into Common Stock

During the three months ended March 31, 2015, holders of Series A-1, Series B, and Series C preferred stock converted 64,019, 106,437, and 96,571 shares into 38,456, 276,883, and 120,714 shares of common stock, respectively; such conversions eliminated all outstanding Series A-1, Series B, and Series C preferred stock outstanding.

Exchange of Series A-1 and Series B Preferred Stock and Warrants into Common Stock and Series D Preferred Stock

On March 25, 2015, the Company entered into separate exchange agreements with certain holders of the Company’s Series A-1 preferred stock and Merger warrants (the “Series A-1 Exchange Securities”) and holders of the Company’s Series B preferred stock and Series B warrants (the “Series B Exchange Securities” and, collectively with the Series A-1 Exchange Securities, the “Exchange Securities”), all previously issued by the Company. Pursuant to the exchange agreements, the holders exchanged the Exchange Securities and relinquished any and all other rights they may have had pursuant to the Exchange Securities, their respective governing agreements and certificates of designation, including any related registration rights, in exchange for an aggregate of 2,537,502 shares of the Company’s common stock and an aggregate of 238,156 shares of the Company’s newly designated Series D Convertible preferred stock (the “Series D preferred stock”), convertible into 23,815,600 shares of common stock.  No cash was exchanged in the transaction.  The Company recorded deemed dividends of $9,017,512, $8,655,998 and $179,411 representing the excess fair value of the common stock issued over the original conversion terms of the Series A-1 and B preferred stock as part of the consideration for elimination of the Series A-1, Series B convertible preferred stock and Series A-1 warrant, respectively.

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

Series D Preferred Stock

As of June 30, 2015, there were 198,147 shares of Series D preferred stock issued and outstanding which are convertible into an aggregate of 19,814,700 shares of common stock.

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

As of March 25, 2015, pursuant to the terms of the exchange agreements, the MabVax Therapeutics Securities Purchase Agreement, Series A-1 Registration Rights Agreement, the Series B Purchase Agreement and the Series B Registration Rights Agreement, all of which have been described as part of the Company’s Annual Report on Form 10-K, as amended, were terminated, and all rights covenants, agreements and obligations contained therein, are of no further force or effect.

MabVax Common Stock Financing

On March 31, 2015, the Company entered into the Private Placement and sold $4,714,726 of Units, net of $281,023 in issuance costs, consisting of 6,661,000 shares of common stock and warrants to purchase 3,330,500 shares of common stock at $1.50 a share.  The Units were sold at a price of $0.75 per Unit.

On April 10, 2015, the Company completed the closing of the Private Placement and sold $3,831,622 of Units, net of $387,127 in issuance costs, of which $2,500,000 of the Units consisted of Series E preferred stock and the balance of investment consisting of 5,624,998 shares of common stock, together with warrants to all investors to purchase 4,479,167 shares of common stock at $1.50 a share.  Each Unit was sold at a purchase price of $0.75 per Unit.

The Company paid commissions to broker-dealers in the aggregate amount of approximately $574,000 between March 25, 2015, and April 10, 2015, in connection with the Private Placement.

OPKO Health, Inc. (“OPKO”) was the lead investor in the Private Placement, purchasing $2,500,000 of Units consisting of Series E preferred stock.

As a condition to the Series E preferred stock investment in the Private Placement, each of the other investors in the Private Placement agreed to execute the Lockup Agreement in favor of the Company, restricting the sale of 50% of the securities underlying the Units purchased by them for a period of 6 months and the remaining 50% prior to the expiration of 1 year following the final closing date of the Private Placement.

On April 10, 2015, the Company agreed that $3.5 million of the net proceeds of such closing would be paid into and held under and the terms of an escrow agreement with Signature Bank, N.A pending the approval of a representative of OPKO or 10 weeks thereafter, unless released sooner or extended by the representative. In connection with the OPKO investment, Steven Rubin, Esq. was appointed advisor to the Company. The escrowed funds were to be returned to the applicable investors and the Company shall have no further obligation to issue Units to such investors in the event certain release conditions are not met. On June 30, 2015 the Company and the representative entered into a letter agreement pursuant to which the Company granted the representative the right, but not the obligation, until June 30, 2016, to nominate and appoint up to two additional members of the Company’s board of directors (the “Board” or the “Board of Directors”), or to approve the person(s) nominated by the Company pursuant to the agreement in consideration for the release of the escrowed funds. The nominees will be subject to the satisfaction of standard corporate governance practices and any applicable national securities exchange requirements.  Upon signing the agreement, the escrowed funds were released to the Company.

For purchasers who would hold 5% or more of the Company’s common stock by entering into the Private Placement, they were entitled to elect instead of common stock, shares of the Company’s Series E Convertible preferred stock, par value $0.01 per share (the “Series E preferred stock”) convertible into an equivalent number of shares of such common stock.

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

On June 9, 2015, pursuant to terms of the  Registration Rights Agreements, the Company and Investors holding over 60% of the outstanding Registrable Securities (as such term is defined in the Registration Rights Agreements) entered into an amendment agreement to the Registration Rights Agreements in order to: (i) amend the definition of  “Filing Date” for the initial registration statement such that such term shall be defined as “August 5, 2015” and (ii) waive any payments that may be due to the Investors as a result of the Company not filing a registration statement on or before the Filing Date, as such term was originally defined.  On August 4, 2015, the Company and Investors holding over 70% of the outstanding Registrable Securities approved an amendment to further extend the Filing Date to October 9, 2015.

 Except for certain issuances, for a period beginning on the closing date of the Private Placement and ending on the date that is the earlier of (i) 24 months from the final closing date of the Private Placement, (ii) the date the Company consummates a financing (excluding proceeds from the Private Placement) in which the Company receives gross proceeds of at least $10,000,000 and (iii) the date the common stock is listed for trading on a national securities exchange (such period until the earlier date, the “Price Protection Period”), in the event that the Company issues any shares of common stock or securities convertible into common stock at a price per share or conversion price or exercise price per share that is less than $0.75, the Company shall issue to the investors in the Private Placement such additional number of shares of common stock such that the investor shall own an aggregate total number of shares of common stock as if they had purchased the Units at the price of the lower price issuance. No adjustment in the warrants is required in connection with a lower price issuance.

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

Between April 13, 2015, and April 14, 2015, several holders of warrants issued in the Private Placement to purchase common stock at $1.50 a share exercised their warrants on a cashless basis.  The holders purchased an aggregate of 1,219,780 shares of common stock by exercising an aggregate of 1,849,999 warrants to purchase shares of common stock in accordance with the terms of the warrant agreement. As of June 30, 2015, there were 5,959,668 warrants outstanding to purchase common stock at $1.50 a share.

Series E Preferred Stock

As of June 30, 2015, there were 33,333 shares of Series E preferred stock issued and outstanding, convertible into 3,333,300 shares of common stock.

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

The shares of Series E preferred stock are convertible into shares of common stock based on a conversion calculation equal to the stated value of such preferred share, plus all accrued and unpaid dividends, if any, on such share of Series E preferred stock, as of such date of determination, divided by the conversion price. The stated value of each share of Series E preferred stock is $75 and the initial conversion price is $0.75 per share, each subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar events. In addition, during the Price Protection Period, in the event the Company issues or sells, or is deemed to issue or sell, shares of common stock at a per share price that is less than the conversion price then in effect, the conversion price shall be reduced to such lower price, subject to certain exceptions. The Company is prohibited from effecting a conversion of the share of Series E preferred stock to the extent that, as a result of such conversion, such holder would beneficially own more than 4.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the Series E preferred stock, which beneficial ownership limitation may be increased by the holder up to, but not exceeding, 9.99%. Each holder is entitled to vote on all matters submitted to stockholders of the Company, and shall have the number of votes equal to the number of shares of common stock issuable upon conversion of such holder’s share of Series E preferred stock, but not in excess of beneficial ownership limitations. The shares of Series E preferred stock bear no interest.

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

Grant of Restricted Shares

Rubin Grant

On April 3, 2015, the Company entered into a consulting agreement with Steve Rubin pursuant to which he agreed to provide advisory services in connection with corporate strategy, licensing and business development estimated to be for a period of 12 months.  In exchange for his services, the Company provided him with a one-time grant of 200,000 shares of the Company’s restricted common stock, valued at $2.30 a share.  As the shares granted were fully vested upon grant and the Company has no legal recourse to recover the shares in the event of nonperformance, the Company recognized the grant date fair value of the shares as consulting expense upon grant during the current quarter.

Ravetch Grant

On April 4, 2015, the Board approved the issuance of an additional restricted stock award of 131,500 shares to Jeffrey Ravetch.  This award is for future services covering at least one year period. The award was granted in addition to the prior award to Dr. Ravetch on April 2, 2015 of: (i) 34,250 restricted shares and (ii) options to purchase 34,250 shares of common stock with an exercise price of $2.30 per share, for a total grant of 200,000 restricted shares and options. As the 131,500 shares granted were fully vested upon grant and the Company has no legal recourse to recover the shares in the event of nonperformance, the Company recognized the grant date fair value of the shares as consulting expense upon grant during the current quarter.

 Livingston Grant

On April 4, 2015, the Board of Directors approved a restricted stock award by the Company of 1,000,000 shares of common stock, valued at $2.30 a share, to be issued to Phil Livingston, Ph.D. for his continuing service to the Company.  On May 13, 2015, the Compensation Committee of the Board clarified that the award is being granted in consideration for at least one year of Dr. Livingston’s services.  The committee further clarified that the vesting of the common stock shall be on the one-year anniversary of the Board of Directors’ approval of the award, or April 4, 2016.  The Company is expensing the grant date fair value of the award over the vesting period of one year.

Consulting Agreement

On April 5, 2015, the Company entered into a consulting agreement with The Del Mar Consulting Group, Inc. and Alex Partners, LLC, together, the “Investor Relations Consultants”, pursuant to which such Investor Relations Consultants shall provide investor relations services to the Company in consideration for an immediate grant of 300,000 shares of the Company’s restricted common stock and a monthly cash retainer of $12,000 a month for ongoing services for a period of one year. The consultants also received an additional 200,000 shares of the Company’s restricted common stock upon the Company’s achieving a milestone based on its fully-diluted market capitalization.  As the shares granted were fully vested upon grant and the Company has no legal recourse to recover the shares in the event of nonperformance, the Company recognized the grant date fair value of the 300,000 shares of $690,000, as investor relations expense upon grant during the current quarter. The performance condition for the 200,000 shares became probable and the market capitalization metric was met during the second quarter, therefore the Company recognized an additional $460,000 of expense during the quarter ended June 30, 2015.

6. Stock-based Activity

Amendment of Equity Incentive Plan

On March 31, 2015 the Company approved a Second Amended and Restated 2014 Employee, Director and Consultant Equity Incentive Plan (the “Plan”) to increase the number of shares reserved for issuance under the Plan from 158,073 to 8,360,789 shares of common stock. Additional changes to the Plan include:

●
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

●	Provide that no more than 3,000,000 shares may be granted to any participant in any fiscal year.

●	Provisions to allow for performance based equity awards to be issued by the Company in accordance with Section 162(m) of the Internal Revenue Code.

Stock-based Compensation

Total estimated stock-based compensation expense, related to all of the Company’s stock-based payment awards recognized under ASC 718, “Compensation—Stock Compensation” was comprised of the following:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
Research and development	$284,125	$38,800	$325,701	$77,428
General and administrative	1,104,883	246,626	1,146,079	289,440
Total share-based compensation expense	$1,389,008	$285,426	$1,471,780	$366,868

 Stock-based Award Activity

The following table summarizes the Company’s stock option activity during the six months ended June 30, 2015:

	Options Outstanding	Weighted-Average Exercise Price
Outstanding at December 31, 2014	242,893	$3.92
Granted	2,615,850	2.30
Exercised	(2,779)	0.29
Forfeited/cancelled/expired	(12,923)	7.42
Outstanding and expected to vest at June 30, 2015	2,843,041	$2.45
Vested and exercisable at June 30, 2015	159,404	$3.54

The total unrecognized compensation cost related to unvested stock option grants as of June 30, 2015, was $4,549,043 and the weighted average period over which these grants are expected to vest is 2.74 years. The Company has assumed a forfeiture rate of zero. The weighted average remaining contractual life of stock options outstanding at June 30, 2015, is 9.57 years.

During the first six months of 2015, the Company granted 2,615,850 options and 2,180,850 shares of restricted stock to its directors, officers, and employees from the 2014 Plan.  In addition, the Company granted 1,851,500 shares of restricted stock outside of the plan for consulting and investor relation services during the second quarter of 2015.

A summary of activity related to restricted stock grants under the Plan for the six months ended June 30, 2015 is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2014	—	$—
Granted	2,180,850	2.30
Vested	—	—
Forfeited	—	—
Nonvested at June 30, 2015	2,180,850	$2.30

As of June 30, 2015, unamortized compensation expense related to restricted stock grants amounted to $4,608,266, which is expected to be recognized over a weighted average period of 2.8 years.

Because the Company had a net operating loss carryforward as of June 30, 2015, no tax benefits for the tax deductions related to stock-based compensation expense were recognized in the Company’s Condensed Consolidated Statements of Operations. Additionally, there were 2,779 stock options exercised in the three and six months ended June 30, 2015, and there were no stock option exercises in the corresponding periods of 2014.

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

 On April 4, 2015, the Board approved the following Non-Employee Director Policy (the “Incumbent Director Policy”) with respect to incumbent non-employee members of the Board in the event that they are replaced before their term expires:

●	A one-time issuance of 20,000 restricted shares of common stock;
●	The vesting of all options and restricted stock grants held on such date; and
●	The payment of all earned but unpaid cash compensation for their services on the Board and its committees, as of such date.

On April 4, 2015, in connection with his resignation from the Board, Michael Wick received a one-time restricted stock grant of 20,000 shares under the Incumbent Director Policy.

Common stock reserved for future issuance

Common stock reserved for future issuance consists of the following at June 30, 2015:

Common stock reserved for conversion of preferred stock	23,148,000
Common stock reserved for exercise of warrants	5,959,668
Common stock options outstanding	2,843,041
Unvested restricted stock awards	2,180,850
Authorized for future grant or issuance under the Stock Plan	3,490,012
Total	37,621,571

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

	As of June 30,
	2015	2014
Stock options	2,843,041	217,882
Restricted stock awards	2,180,850	—
Redeemable convertible preferred stock	—	1,027,630
Preferred stock	23,148,000	567,495
Common stock warrants	5,959,668	2,569,080
Total	34,131,559	4,382,087

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

During the three and six months ended June 30, 2015, no revenues had been earned under the Option Agreement, however the Option Agreement remains valid and active.

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

Patheon Biologics LLC Agreement

On April 14, 2014, the Company entered into a development and manufacturing services agreement with Patheon (f.k.a. Gallus Biopharmaceuticals) to provide a full range of manufacturing and bioprocessing services, including cell line development, process development, protein production, cell culture, protein purification, bio-analytical chemistry and QC testing.  Total amount of the contract is estimated at approximately $3.0 million.  For the three and six months ended June 30, 2015, the Company recorded approximately $447,000 and $1,235,000 of expense associated with the agreement, respectively.

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

The Company records revenue associated with the NCI PET Imaging Agent Grant as the related costs and expenses are incurred. For the three and six months ended June 30, 2015, and 2014 the Company recorded $136,616, $376,156, $62,440 and $157,340 of revenue associated with the NCI PET Imaging Agent Grant, respectively.

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

On April 20, 2015, the Parties made an application for an Order for Notice and Scheduling of Hearing of Settlement in accordance with a Stipulation of Settlement dated as of April 20, 2015 (the “Action”), which sets forth the terms and conditions for settlement and which provides for dismissal of the Action with prejudice.  The Order after Hearing on June 12, 2015, provided preliminary approval of the settlement that was agreed to by the Parties, in which the Company provided supplemental disclosures in the definitive proxy filed with the SEC on June 30, 2014.  Notice of the action as a class action was sent to class members in July 2015.  The Company believes that any additional expenses that could be incurred related to the Action after June 30, 2015, will be offset by insurance co-payments covering expenses previously incurred or expected to be incurred in the Stipulation of Settlement.

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

10. Subsequent Events

Amendments to Registration Rights Agreement

On June 9, 2015, the Company and certain investors holding over 60% of the outstanding Registrable Securities (as such term is defined in the registration rights agreement that was part of the Company’s private placement of its securities, conducted on March 31, 2015, and April 10, 2015), agreed to amend the definition of “Filing Date” for the initial registration statement such that such term shall be defined as “August 5, 2015” and (ii) waive any payments that may be due to the investors as a result of the Company not filing a registration statement on or before the Filing Date, as such term was originally defined.  On August 4, 2015, over 70% of the investors agreed to amend the Filing Date to “October 9, 2015”.

Series D Conversions
On July 7, 2015 and on July 16, 2015, holders of Series D preferred stock converted 1,656 and 5,000 shares of Series D preferred stock into 165,600 and 500,000 shares of common stock, respectively.

Rockefeller University Collaboration

        In July 2015 the Company entered into a research collaboration agreement with Rockefeller University's Laboratory of Molecular Genetics and Immunology. The Company provided antibody material to Rockefeller University, which is exploring the mechanism of action of constant region (Fc) variants of the HuMab 5B1 in the role of tumor clearance. The Company will supply additional research materials as requested by the university, which is evaluating ways to optimize the function.

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

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under “Risk Factors” in our Annual Report on Form 10-K, as amended on April 2, 2015, and April 30, 2015, as of and for the year ended December 31, 2014 and other periodic reports filed with the United States Securities and Exchange Commission (“SEC”). Accordingly, to the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of MabVax Therapeutics Holdings, Inc., or the Company, please be advised that the Company’s actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements and thus you should not unduly rely on these statements.

Overview

We have been engaged in the discovery, development and commercialization of proprietary human monoclonal antibody products and vaccines for the diagnosis and treatment of a variety of cancers. We have discovered a pipeline of human monoclonal antibody products based on the protective immune responses generated by patients who have been immunized against targeted cancers. Therapeutic vaccines under development were discovered at Memorial Sloan Kettering Cancer Center, or MSKCC, and are exclusively licensed to our wholly owned subsidiary, MabVax Therapeutics, Inc. We operate in only one business segment.

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

During the six months ended June 30, 2015, our loss from operations was $8,862,475 and our net loss was $8,842,852. Net cash used in operations for the six months ended June 30, 2015 was $5,305,609 and cash and cash equivalents as of June 30, 2015 were $7,183,528.  As of June 30, 2015, we had an accumulated deficit of $51,339,315.

Clinical Product Development

Our therapeutic vaccines were developed at MSKCC and are exclusively licensed to MabVax Therapeutics, Inc. pursuant to agreements entered into by and between MabVax Therapeutics, Inc. and MSKCC in 2008. These vaccines are administered in the adjuvant setting and have shown to elicit a protective antibody response in clinical studies. The antibodies are intended to seek out circulating tumor cells and micrometastases to kill them before they can cause cancer recurrence. Our lead cancer vaccines targeting recurrent sarcoma and ovarian cancer are currently in proof of concept Phase II multi-center clinical trials. Both trials have received substantial federal grant monies to support their development. A vaccine to address the orphan disease neuroblastoma has completed an initial Phase I trial at MSKCC yielding encouraging results. The neuroblastoma vaccine product is expected be ready for a Phase II trial in 2016. MSKCC and MabVax Therapeutics, Inc. have completed additional Phase I vaccine clinical trials in melanoma, ovarian cancer, and small cell lung cancer over the last three years.

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

RESULTS OF OPERATIONS

We are providing the following information about our revenues, expenses, cash and liquidity.

Comparison of the Three and Six Months Ended June 30, 2015 and 2014

Revenues:
	Three Months Ended June 30,		% Increase/ (Decrease)	Six Months Ended June 30,		% Increase/ (Decrease)
	2015	2014		2015	2014
Revenues	$136,616	$62,440	119%	$376,156	$157,340	139%

For the three months ended June 30, 2015, we recognized revenues of $136,616, as compared to $62,440 for the same period in the prior year. This increase was primarily due to the different Phases of the NIH Imaging Contract the Company was in this year compared to the same period in the prior year.

For the six months ended June 30, 2015, we recognized revenues of $376,156, as compared to $157,340 for the same period in the prior year. This increase was primarily due to the different Phases of the NIH Imaging Contract the Company was in this year compared to the same period in the prior year.

Research and development expenses:

	Three Months Ended June 30,		% Increase/ (Decrease)	Six Months Ended June 30,		% Increase/ (Decrease)
	2015	2014		2015	2014
Research and development	$2,325,637	$1,243,179	87%	$4,051,530	$1,637,416	147%

For the three months ended June 30, 2015, we incurred research and development expenses of $2,325,637, as compared to $1,243,179 for the same period a year ago. Expenses for the current quarter in 2015 were primarily for GMP manufacturing development of our lead antibody candidate 5B1 at Patheon (f.k.a. Gallus BioPharmaceuticals), clinical consulting costs for use of outside experts in our antibody programs, increased staffing to support in-house management of patient monitoring for the sarcoma clinical trial, as well as increased stock based compensation costs due to annual grant to employees during the current quarter. Expenses in the same period a year ago were primarily for direct labor, supplies and third party costs in connection with the sarcoma vaccine trial, antibody manufacturing costs, as well as the initial contract expenses under the imaging contract with NIH.

For the six months ended June 30, 2015, we incurred research and development expenses of $4,051,530, as compared to $1,637,416 for the same period a year ago. Expenses for the first six months in 2015 were primarily for GMP manufacturing development of our lead antibody candidate 5B1 at Patheon (f.k.a. Gallus BioPharmaceuticals), clinical consulting costs for use of outside experts in our antibody programs, increased staffing to support in-house management of patient monitoring for the sarcoma clinical trial, as well as increased stock based compensation costs due to annual grant to employees during the current quarter. Expenses in the same period a year ago were primarily for direct labor, supplies and third party costs in connection with the sarcoma vaccine trial, antibody manufacturing costs, as well as the initial contract expenses under the imaging contract with NIH.

General and administrative expenses:

	Three Months Ended June 30,		% Increase/ (Decrease)	Six Months Ended June 30,		% Increase/ (Decrease)
	2015	2014		2015	2014
General and administrative	$4,206,512	$1,252,850	236%	$5,187,101	$1,926,172	169%

     For the three months ended June 30, 2015, we incurred general and administrative expenses of $4,206,512, as compared to $1,252,850 for the same period a year ago. The increase in general and administrative expenses was primarily due to investor relations expenses related to restricted stock grants to an investor relations firm for services, consulting expenses, stock based compensation expenses related to annual grants during the current quarter, as well as increased headcount costs in finance and accounting areas, board expenses, business insurance and professional fees related to accounting and auditing and public company expenses.

For the six months ended June 30, 2015, we incurred general and administrative expenses of $5,187,101, as compared to $1,926,172 for the same period a year ago. The increase in general and administrative expenses was primarily due to investor relations expenses related to restricted stock grants to an investor relations firm for services, consulting expenses, stock based compensation expenses related to annual grants during the current quarter, as well as increased headcount in finance and accounting areas, board expenses, business insurance and professional fees related to accounting and auditing and public company expenses.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments related to our operating costs. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates under different assumptions or conditions.

Our critical accounting policies include:

Revenue recognition. Revenue from grants is based upon internal and subcontractor costs incurred that are specifically covered by the grant, including a facilities and administrative rate that provides funding for overhead expenses. NIH grants are recognized when MabVax Therapeutics Holdings, Inc. incurs internal expenses that are specifically related to each grant, in clinical trials at the clinical trial sites, by subcontractors who manage the clinical trials, and provided the grant has been approved for payment. U.S. grant awards are based upon internal research and development costs incurred that are specifically covered by the grant, and revenues are recognized when the Company incurs internal expenses that are related to the approved grant.

Any amounts received by the Company pursuant to the NIH grants prior to satisfying our revenue recognition criteria are recorded as deferred revenue.

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

The realization of our deferred tax assets is dependent upon our ability to generate sufficient future taxable income. We establish a valuation allowance when it is more-likely-than-not that the future realization of all or some of the deferred tax assets will not be achieved. The evaluation of the need for a valuation allowance is performed on a jurisdiction-by-jurisdiction basis, and includes a review of all available evidence, both positive and negative. As of June 30, 2015, we concluded that it was more-likely-than-not that the deferred tax assets would not be realized.

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP.  See our audited consolidated financial statements and notes thereto included in our 2014 Annual Report on Form 10-K , as amended, which contain additional accounting policies and other disclosures required by GAAP.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our operations principally through net proceeds received from private equity and preferred stock financings, and grants through the NIH and SBIR programs. We have experienced negative cash flow from operations each year since our inception. As of June 30, 2015, we had an accumulated deficit of $51,339,315. We expect to continue to incur increased expenses, resulting in losses, over at least the next several years due to, among other factors, our continuing and planned clinical trials and anticipated research and development activities. We had an available cash balance of $7,183,528 as of June 30, 2015.

	June 30, 2015	December 31, 2014
Cash and cash equivalents	$7,183,528	$1,477,143
Working capital (deficit)	$4,626,492	$(1,055,335)
Current ratio	2.58:1	0.64:1

	Six Months Ended June 30,
	2015	2014
Cash provided by (used in):
Operating activities	$(5,305,609)	$(2,514,095)
Investing activities	$(35,154)	$(13,502)
Financing activities	$11,047,148	$3,300,997

 Sources and Uses of Net Cash for the Six Months Ended June 30, 2015

Net cash used in operating activities was $5,305,609 for the six-month period ended June 30, 2015, compared to $2,514,095 in the comparable period in 2014. The net cash used in both periods was primarily attributable to the net losses, adjusted to exclude certain non-cash items, primarily issuance of common stock for services of $1,958,450, stock based compensation of $1,471,780 partially offset by gain on elimination of warrants of $19,807 for the six-month period ended June 30, 2015, as compared to adjustments for stock based compensation of $366,868 in the same period a year ago. Net cash used in operating activities for the six months ended June 30, 2015 was also impacted by a decrease of $331,501 in accounts payable related primarily to research contract services, a $158,282 increase in grant and other receivables, and a $134,569 decrease in accrued clinical operations and site costs.

The net cash used in investing activities for the six-month period ended June 30, 2015, amounted to $35,154 primarily as a result of purchase of lab equipment.

Net cash provided by financing activities was $11,047,148 for the six months ended June 30, 2015, compared to $3,300,997 in the comparable period in 2014. Net cash provided by financing activities for the six months ended June 30, 2015 was attributable to the net proceeds from the sale of common stock and warrants in a private placement completed in April 2015.  Net cash provided by financing activities for the six months ended June 30, 2014 was attributable to the net proceeds from the sale of Series C-1 preferred stock, exercise of a warrant in a private placement in February 2014, and exercise of Series C-1 warrants in June 2014.

Future Contractual Obligations

MabVax Therapeutics currently has rental payment obligations under a non-cancelable operating lease at 11588 Sorrento Valley Road that expires on July 31, 2015. Future lease obligations for the month of July amount to $11,017. We intend on continuing the lease on a month-to-month basis until our new facility lease is available, estimated to be September 2015.  We intend on applying our existing lease deposit to the new lease.

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

We anticipate that we will continue to incur substantial net losses into the foreseeable future as we continue: (i) to manufacture our lead antibody candidate 5B1 in sufficient quantities for use in a Phase I clinical trial planned to be initiated in the fourth quarter 2015, (ii) to conduct preclinical development activities related to other product development candidates in our library, and (iii) to monitor patients in clinical trials that have already completed their treatment regimens. We have obtained grant funding of $1.5 million to substantially offset the spending for our newest program to develop a diagnostic tool to detect pancreatic and colon cancers. Based on management’s assumptions for continuing to develop its existing pipeline of products without additional funding, we expect we will have sufficient funds to meet our obligations through March 2016.

We plan to continue to fund our research and development and operating activities through equity or debt financings, strategic collaborations, licensing arrangements, government grants or other arrangements.  However, we cannot be sure that such additional funds will be available on reasonable terms, or at all. If we are unable to secure adequate additional funding, we may be forced to reduce spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. In addition, if we do not meet our payment obligations to third parties as they come due, we may be subject to litigation claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to our management. Any of these actions could materially harm our business, results of operations, and future prospects.

If we raise additional funds by issuing equity securities, substantial dilution to our existing stockholders would result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606). ASU No. 2014-09 supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific revenue recognition guidance throughout the Industry Topics of the Accounting Standards Codification. Additionally, this update supersedes some cost guidance included in Subtopic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts.” The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB affirmed its proposal to defer the effective date of this standard to annual reporting periods (and interim reporting periods within those years) beginning after December 15, 2017. Entities are permitted to apply the new revenue standard early, but not before the original effective date of annual periods beginning after December 15, 2016. Entities may choose from two adoption methods, with certain practical expedients. We are currently reviewing this standard to assess the impact on our future financial statements and evaluating the available adoption methods.

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

Interest Rate Sensitivity

Our cash and cash equivalents of $7,183,528 at June 30, 2015 consisted of cash and money market funds, all of which will be used for working capital purposes. We do not enter into investments for trading or speculative purposes. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates in the United States. Because of the short-term nature of our cash and cash equivalents, we do not believe that we have any material exposure to changes in their fair values as a result of changes in interest rates. The continuation of historically low interest rates in the United States will limit our earnings on investments held in U.S. dollars.

We do not hold any derivative financial instruments, commodity-based instruments or other long term debt obligations.

There have been no material changes from the information we included in the relevant sections of our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, the Company has evaluated, with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of its disclosure controls and procedures (as defined in such rules) as of the end of the period covered by this report. The Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2015, to ensure that information required to be disclosed by the Company in reports prepared in accordance with the rules and regulations of the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Based on our assessment, our management concluded that we continued to have a material weakness in our internal controls related to segregation of duties and recording of complex accounting transactions for the period ended June 30, 2015.

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

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, our principal executive officer and principal financial officer concluded there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that could significantly affect internal controls over financial reporting during the quarter ended June 30, 2015.

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

On April 20, 2015, the Parties made an application for an Order for Notice and Scheduling of Hearing of Settlement in accordance with a Stipulation of Settlement dated as of April 20, 2015 (the “Action”), which sets forth the terms and conditions for settlement and which provides for dismissal of the Action with prejudice.  The Order after Hearing on June 12, 2015, provided preliminary approval of the settlement that was agreed to by the Parties, in which the Company provided supplemental disclosures in the definitive proxy filed with the SEC on June 30, 2014.  Notice of the action as a class action was sent to class members in July 2015.  The Company believes that any additional expenses that could be incurred related to the Action after June 30, 2015, will be offset by insurance co-payment covering expenses previously incurred or expected to be incurred in the Stipulation of Settlement.

Item 1A.	Risk Factors.

RISK FACTORS

There have been no material changes to the Risk Factors set forth in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Series D Conversions

Between April 6, 2015, and August 3, 2015, holders of Series D preferred stock converted an aggregate of 46,665 shares of Series D preferred stock into an aggregate of 4,666,500 shares of common stock.

Warrant Exercises

Between April 13, 2015, and April 14, 2015, several holders of warrants issued in the Private Placement exercised their warrants on a cashless basis to purchase an aggregate of 1,219,780 shares of common stock by exercising an aggregate of 1,849,999 warrants to purchase shares of common stock in accordance with the terms of the warrant agreement.

The securities referenced above were issued in reliance on the exemption from registration afford by Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

EXHIBIT INDEX

Exhibits

Exhibit No.	Description	Form	Filing Date/Period End	Exhibit Number

31.1	Certification of Principal Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2015	MABVAX THERAPEUTICS HOLDINGS, INC.

	By:	/s/ J. David Hansen
J. David Hansen
President and Chief Executive Officer (Principal Executive Officer authorized to sign on behalf of the registrant)

By:	/s/ Gregory P. Hanson
Gregory P. Hanson
Chief Financial Officer (Principal Financial and Accounting Officer authorized to sign on behalf of the registrant)