Form 10-Q/A
period 2015-06-30
MABVAX THERAPEUTICS HOLDINGS, INC.
filed 2015-08-12
CIK 1109196

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

______________________________________________________________________________________________________________________________________________________________________________________________

FORM 10-Q/A
Amendment No. 1
______________________________________________________________________________________________________________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO                     .

COMMISSION FILE NUMBER: 0-31265
______________________________________________________________________________________________________________________________________________________________________________________________

MABVAX THERAPEUTICS HOLDINGS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
______________________________________________________________________________________________________________________________________________________________________________________________

DELAWARE	93-0987903
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

11588 Sorrento Valley Road, Suite 20, San Diego, CA 92121
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES INCLUDING ZIP CODE)

(858) 259-9405
(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)
______________________________________________________________________________________________________________________________________________________________________________________________

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A, or this Amendment, to MabVax Therapeutics Holdings, Inc.’s Quarterly Report on Form 10-Q, or the Initial Form 10-Q, for the quarter ended June 30, 2015, originally filed with the Securities and Exchange Commission on August 10, 2015, is being filed for the purposes of filing Exhibits 10.1 through 10.11 and adding Exhibit 99.1 to provide an updated list of the Company's granted and pending patents and applications.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment contains new certifications by our principal executive officer and principal financial officers, which are filed herewith.

This Amendment does not reflect events occurring after the filing of the Initial Form 10-Q or modify or update the disclosures contained in the Initial Form 10-Q in any way other than as discussed above.

PART II – OTHER INFORMATION

ITEM 6 - EXHIBITS

Exhibit No.	Description

10.1	Non-Employee Director Compensation Policy

10.2	Standard Industrial Net Lease, dated as of May 23, 2008, by and between MabVax Therapeutics, Inc. and Sorrento Square

10.3	First Amendment to that Standard Industrial Net Lease, dated May 6, 2010, by and between MabVax Therapeutics, Inc. and Sorrento Square

10.4	Second Amendment to that Standard Industrial Net Lease, dated August 1, 2012, by and between the Company and Sorrento Square

10.5	Employment Agreement, dated July 21, 2014, by and between MabVax Therapeutics, Inc. and Paul Maffuid, Ph.D.

10.6	Development and Manufacturing Services Agreement, dated April 15, 2014, by and between MabVax Therapeutics, Inc. and Gallus BioPharmaceuticals NJ, LLC

10.7
Exclusive License Agreement for “Polyvalent Conjugate Vaccines for Cancer” (SK#14491), dated as of June 30, 2008, by and between MabVax Therapeutics, Inc. and Sloan-Kettering Institute for Cancer Research

10.8	Research and License Agreement, dated as of April 7, 2008, by and between MabVax Therapeutics, Inc. and Sloan-Kettering Institute for Cancer Research

10.9	Exclusive License to Unimolecular Antibodies, dated October 13, 2011, by and between MabVax Therapeutics, Inc. and Sloan-Kettering Institute for Cancer Research

10.10	Option Agreement, dated August 29, 2014, by and between MabVax Therapeutics, Inc. and Juno Therapeutics, Inc.

10.11	SBIR Contract from National Cancer Institute

31.1	Certification of Principal Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	MabVax Therapeutics, Inc. Granted and Pending Patents and Applications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2015	MABVAX THERAPEUTICS HOLDINGS, INC.

	By:	/s/ J. David Hansen
J. David Hansen
President and Chief Executive Officer (Principal Executive Officer authorized to sign on behalf of the registrant)

By:	/s/ Gregory P. Hanson
Gregory P. Hanson
Chief Financial Officer (Principal Financial and Accounting Officer authorized to sign on behalf of the registrant)