Form 10-Q
period 2015-09-30
MABVAX THERAPEUTICS HOLDINGS, INC.
filed 2015-10-30
CIK 1109196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2015

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

The number of shares of common stock outstanding as of October 23, 2015 was 28,391,072.

INDEX

		Page

PART I.	FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements (unaudited)	1

	Condensed Consolidated Balance Sheets at September 30, 2015 and December 31, 2014	1

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2015 and 2014	2

	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock, Convertible Preferred Stock and Stockholders’ Equity for the Nine Months Ended September 30, 2015	3

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2015 and 2014	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4:	Controls and Procedures	23

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A:	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3.	Defaults Upon Senior Securities	29

Item 4.	Mine Safety Disclosures	29

Item 5.	Other Information	29

Item 6:	Exhibits	29

SIGNATURES		30

-i-

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

MABVAX THERAPEUTICS HOLDINGS, INC.
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2015	2014
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$4,538,680	$1,477,143
Grants receivable	133,318	84,344
Prepaid expenses	411,994	334,629
Deferred financing costs	586,608	—
Other current assets	11,016	14,675
Total current assets	5,681,616	1,910,791
Property and equipment, net	109,920	57,053
Goodwill	6,826,003	6,826,003
Other long-term assets	126,655	11,017
Total assets	$12,744,194	$8,804,864
Liabilities, Redeemable Convertible Preferred Stock and Stockholders' Equity
Current liabilities:
Accounts payable	$2,331,613	$1,313,247
Accrued compensation	489,114	230,381
Accrued clinical operations and site costs	373,197	494,110
Accrued lease contingency fee	590,504	590,504
Other accrued expenses	1,199,278	245,421
Warrant liability	—	92,463
Total current liabilities	4,983,706	2,966,126
Commitments and contingencies:
Redeemable convertible preferred stock:
MabVax Therapeutics Holdings Series B redeemable convertible preferred stock, 1,250,000 shares authorized, none and 1,250,000 shares issued and outstanding as of September 30, 2015, and December 31, 2014, respectively, with a liquidation preference of $2,627,123 as of December 31, 2014	—	1,838,025
Total redeemable convertible preferred stock	—	1,838,025
Stockholders' equity:
Series A-1 convertible preferred stock, 2,763,000 shares authorized, none and 1,593,389 shares issued and outstanding as of September 30, 2015, and December 31, 2014, respectively, with a liquidation preference of $2,860,233 as of December 31, 2014	—	4,029,576
Series C convertible preferred stock, 200,000 shares authorized, none and 96,571 shares issued and outstanding as of September 30, 2015, and December 31, 2014, respectively, with no liquidation preference	—	966
Series D convertible preferred stock, $0.01 par value, 1,000,000 shares authorized, 191,491 and no shares issued and outstanding as of September 30, 2015, and December 31, 2014, respectively, with a liquidation preference of $1,915 as of September 30, 2015	1,915	—
Series E convertible preferred stock, $0.01 par value, 100,000 shares authorized, 33,333 and no shares issued and outstanding as of September 30, 2015, and December 31, 2014, respectively, with a liquidation preference of $333 as of September 30, 2015	333	—
Common stock, $0.01 par value; 150,000,000 shares authorized as of September 30, 2015, 25,891,072 and 2,802,867 shares issued and outstanding as of September 30, 2015, and December 31, 2014, respectively	258,911	28,029
Additional paid-in capital	64,118,899	24,492,450
Accumulated deficit	(56,619,570)	(24,550,308)
Total stockholders' equity	7,760,488	4,000,713
Total liabilities, redeemable convertible preferred stock and stockholders' equity	$12,744,194	$8,804,864

See Accompanying Notes to Condensed Consolidated Financial Statements

MABVAX THERAPEUTICS HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues:
Grants	$133,318	$62,492	$509,474	$219,832
Other	—	10,000	—	10,000
Total revenues	133,318	72,492	509,474	229,832

Operating costs and expenses:
Research and development	3,127,173	763,674	7,178,703	2,401,090
General and administrative	2,286,315	1,842,879	7,473,416	3,769,049
Total operating costs and expenses	5,413,488	2,606,553	14,652,119	6,170,139
Loss from operations	(5,280,170)	(2,534,061)	(14,142,645)	(5,940,307)
Interest and other income (expense)	(84)	(27)	(269)	(291)
Change in fair value of warrant liability	—	226,584	19,807	226,584
Net loss	$(5,280,254)	$(2,307,504)	$(14,123,107)	$(5,714,014)
Deemed dividend on Series A-1 preferred stock	—	—	(9,017,512)	(2,214,911)
Deemed dividend on Series A-1 warrant	—	—	(179,411)	—
Deemed dividend on Series B preferred stock	—	—	(8,655,998)	—
Accretion of preferred stock dividends	—	(213,452)	(93,234)	(307,216)
Net loss allocable to common stockholders	$(5,280,254)	$(2,520,956)	$(32,069,262)	$(8,236,141)
Basic and diluted net loss per share	$(0.20)	$(1.54)	$(1.89)	$(11.24)
Shares used to calculate basic and diluted net loss per share	25,798,750	1,631,932	17,001,468	732,962

See Accompanying Notes to Condensed Consolidated Financial Statements

MABVAX THERAPEUTICS HOLDINGS, INC.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock, Convertible Preferred Stock and Stockholders’ Equity
For the Nine Months Ended September 30, 2015
(Unaudited)

	Redeemable Convertible Preferred Stock		Convertible Preferred Stock								Additional Paid-in	Accumulated	Total Stockholders' Equity
	Series B		Series A-1		Series C		Series D and E		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit
Balance at December 31, 2014	1,250,000	$1,838,025	1,593,389	$4,029,576	96,571	$966	-	$-	2,802,867	$28,029	$24,492,450	$(24,550,308)	$4,000,713
Conversion of Series A-1 into common stock on January 10 and February 25, 2015	-	-	(64,019)	(162,968)	-	-	-	-	38,456	384	162,584	-	-
Conversion of Series C into common stock on January 10, 2015	-	-	-	-	(96,571)	(966)	-	-	120,714	1,207	(241)	-	-
Conversion of Series B into common stock between March 3 and March 20, 2015	(106,437)	(160,380)	-	-	-	-	-	-	276,883	2,769	157,611	-	160,380
Accretion of redemption value for Series A-1 from January 1 to March 25, 2015	-	-	-	47,749	-	-	-	-	-	-	-	(47,749)	-
Accretion of redemption value for Series B from January 1 to March 25, 2015	-	45,485	-	-	-	-	-	-	-	-	-	(45,485)	(45,485)
Deemed dividend related to exchange of common stock for Series A-1, Series A-1 Warrants, and Series B on March 25, 2015	-	8,655,998	-	9,196,923	-	-	-	-	-	-	-	(17,852,921)	(8,655,998)
Exchange of Series A-1 and Series A-1 Warrants into Common and Series D on March 25, 2015	-	-	(1,529,370)	(13,111,280)	-	-	117,583	1,176	2,213,407	22,134	13,087,970	-	-
Exchange of Series B into Common and Series D on March 25, 2015	(1,143,563)	(10,379,128)	-	-	-	-	120,573	1,206	324,095	3,241	10,374,681	-	10,379,128
Private Placement Issuance of 6,661,000 shares at $0.75 per share, net of issuance costs of $281,023 on March 31, 2015	-	-	-	-	-	-	-	-	6,661,000	66,610	4,648,116	-	4,714,726
Issuance of additional common stock in March 2015 under common stock Purchase Agreement in relation to Financing on July 7, 2014	-	-	-	-	-	-	-	-	88,093	881	(881)	-	-
Private Placement Issuance of 5,624,998 shares at $0.75 per share, net of issuance costs of $387,127 on April 10, 2015	-	-	-	-	-	-	-	-	5,624,998	56,250	3,775,372	-	3,831,622
Private Placement Issuance of 33,333 shares at $75 per share of Series E Preferred Stock on April 10, 2015	-	-	-	-	-	-	33,333	333	-	-	2,499,667	-	2,500,000
Issuance of restricted common stock in April 2015 for services	-	-	-	-	-	-	-	-	1,831,500	18,315	1,894,135	-	1,912,450
Issuance of restricted common stock to former board member on April 3, 2015 upon termination	-	-	-	-	-	-	-	-	20,000	200	45,800	-	46,000
Conversion of Series D Preferred Stock to common stock	-	-	-	-	-	-	(46,665)	(467)	4,666,500	46,665	(46,198)	-	-
Stock option exercise	-	-	-	-	-	-	-	-	2,779	28	772	-	800
Shares issued in connection with exercise of warrants on a cashless basis	-	-	-	-	-	-	-	-	1,219,780	12,198	(12,198)	-	-
Elimination of warrant liability in exchange transaction	-	-	-	-	-	-	-	-	-	-	72,656	-	72,656
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	2,966,603	-	2,966,603
Net loss	-	-	-	-	-	-	-	-	-	-	-	(14,123,107)	(14,123,107)
Balance at September 30, 2015	-	$-	-	$-	-	$-	224,824	$2,248	25,891,072	$258,911	$64,118,899	$(56,619,570)	$7,760,488

See Accompanying Notes to Condensed Consolidated Financial Statements

MABVAX THERAPEUTICS HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
	2015	2014

Operating activities
Net loss	$(14,123,107)	$(5,714,014)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,412	8,521
Stock-based compensation	2,966,603	510,599
Change in fair value of warrants	(19,807)	(226,584)
Issuance of restricted common stock for services	1,958,450	—
Increase (decrease) in operating assets and liabilities:
Grants receivable	(48,974)	—
Other receivables	2,275	3,629
Prepaid expenses and other	(191,619)	(200,070)
Accounts payable	749,258	599,608
Accrued clinical operations and site costs	(120,913)	(347,031)
Accrued compensation	258,732	(628,623)
Other accrued expenses	636,358	293,014
Net cash used in operating activities	(7,917,332)	(5,700,951)
Investing activities
Purchases of property and equipment	(68,279)	(38,744)
Proceeds from acquisition of Telik, Inc.	—	1,497,283
Net cash provided by (used in) investing activities	(68,279)	1,458,539
Financing activities
Issuances of preferred stock, net of issuance costs	2,500,000	2,973,655
Issuances of common stock, net of issuance costs	8,546,348	2,892,615
Proceeds from exercise of stock options	800	—
Proceeds from exercise of Series B warrant	—	1,942
Proceeds from exercise of Series C-1 warrant	—	1,472,502
Net cash provided by financing activities	11,047,148	7,340,714
Net change in cash and cash equivalents	3,061,537	3,098,302
Cash and cash equivalents at beginning of year	1,477,143	354,254
Cash and cash equivalents at end of period	$4,538,680	$3,452,556

Supplemental disclosure:
Cash paid during the period for income taxes	$1,600	$800
Supplemental disclosures of non-cash investing and financing information:
Deemed dividend on beneficial conversion feature for preferred stock	$17,852,921	$2,214,911
Goodwill on acquisition of Telik, Inc.	$—	$6,157,681
Accretion of redemption value for Series A-1, B and C-1 convertible preferred stock	$93,234	$307,216
Issuance of common stock for accounts payable	$—	$240,000
Conversion of Series A and Series B redeemable preferred stock into common stock	$160,380	$12,527,124
Conversion of Series C preferred stock to common stock	$966	$1,190
Conversion of Series C-1 redeemable preferred stock into Series A-1 preferred stock	$—	$6,807,388
Conversion of Series D preferred stock to common stock	$467	$—
Conversion of Series A-1 redeemable preferred stock into common stock	$162,968	$—
Exchange of Series A-1 preferred stock and warrants into common stock and Series D convertible preferred stock	$13,111,280	$—
Exchange of Series B preferred stock and warrants into common stock and Series D convertible preferred stock	$10,451,784	$—
Warrants exercised to purchase common stock on a cashless basis	$12,198	$2,760
Change in fair value of warrant liability in connection with issuance of warrants with Series B preferred stock	$—	$226,584
Elimination of warrant liability in exchange transaction	$72,656	$—
Financing costs not yet paid	$586,608	$—

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

The Company has incurred net losses since inception and expects to incur substantial losses for the foreseeable future as it continues research and development activities. To date, the Company funded operations primarily through government grants, the sale of preferred stock and equity securities, non-equity payments from collaborators and interest income. The process of developing the Company’s products will require significant additional research and development, preclinical testing and clinical trials, as well as regulatory approval. The Company expects these activities, together with general and administrative expenses, to result in substantial operating losses for the foreseeable future. The Company will not receive substantial revenue unless the Company or its collaborative partners complete clinical trials, obtain regulatory approval and successfully commercialize one or more products or the Company licenses its technology after achieving one or more milestones of interest to a potential partner.

The accompanying unaudited condensed consolidated financial statements were prepared using GAAP for interim financial information and the instructions to Regulation S-X. While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results of the interim period, they do not include all information or notes required by GAAP for annual financial statements and should be read in conjunction with the Audited Financial Statements of MabVax Therapeutics Holdings for the year ended December 31, 2014, included in our Annual Report on Form 10-K filed on March 31, 2015, as amended on April 2, 2015, and April 30, 2015.

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

2. Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $14,123,107, net cash used in operating activities of $7,917,332, net cash used in investing activities of $68,279, and net cash provided by financing activities of $11,047,148 for the nine months ended September 30, 2015. As of September 30, 2015, the Company had $4,538,680 in cash and cash equivalents and an accumulated deficit of $56,619,570.

On March 31, 2015 and April 10, 2015, the Company closed on a financing transaction by entering into separate subscription agreements with accredited investors relating to the issuance and sale of an aggregate of  $11,714,498 of units (the “Units”) at a purchase price of $0.75 per Unit, with each Unit consisting of one share of the Company’s common stock, par value $0.01 per share  (or, at the election of any Investor who, as a result of receiving common stock would hold in excess of 4.99% of the Company’s issued and outstanding common stock, shares of the Company’s newly designated 0% Series E Convertible Preferred Stock) and a thirty month warrant  to purchase one half of one share of common stock at an initial exercise price of $1.50 per share, as further described in the Notes to Financial Statements – Equity, (the “ April 2015 Private Placement”).

The initial closing of the April 2015 Private Placement took place on March 31, 2015, in which the Company sold an aggregate of $4,995,749 of Units. Following the initial closing the Company entered into separate reconfirmation agreements with the investors in order to extend the initial closing date, increase the offering amount, and adopt a lockup agreement, which was entered by all Investors who elected to continue their investment.  The second closing was completed on April 10, 2015 for an additional $6,718,751 of Units. The Company issued $2,500,000 of Units consisting of Series E Convertible Preferred Stock on April 10, 2015 and the remainder of Units issued in the April 2015 Private Placement were in the form of common stock Units.  Of the total cash received in the second closing on April 10, 2015, $3,500,000 was initially held in escrow under the terms of an escrow agreement with Signature Bank, N.A pending the approval of a representative of one of the lead investors to join the board, or 10 weeks thereafter, unless released sooner or extended.  On June 22, 2015, the Company, Signature Bank, N.A. and OPKO Health, Inc. (“OPKO”) extended the term of the escrow to 16 weeks from the closing of the April 2015 Private Placement.  As further consideration for the amendment, on June 30, 2015, the Company and OPKO entered into a letter agreement pursuant to which the Company granted OPKO the right, but not the obligation, until June 30, 2016, to nominate and appoint up to two additional members of the Company’s board of directors (the “Board” or the “Board of Directors”), or to approve the person(s) nominated by the Company pursuant to the agreement in consideration for the release of the escrowed funds. The nominees will be subject to the satisfaction of standard corporate governance practices and any applicable national securities exchange requirements.  Upon signing the agreement, the escrowed funds were released to the Company.

On October 5, 2015, subsequent to the end of the quarter, the Company closed a public offering of 2,500,000 shares of common stock and warrants to purchase 1,250,000 shares of common stock, at an offering price of $1.10 per share.  For every two shares of common stock sold, the Company issued one warrant to purchase one share of common stock.  The Company received $2,750,000 in gross proceeds, before underwriting discounts and commissions and offering expenses totaling approximately $586,608, and without giving effect to the exercise of the underwriters’ over-allotment option.  The Company granted the underwriters a 30-day option to purchase up to an additional 375,000 shares of common stock and up to an additional 187,500 warrants at the same price to cover over-allotments, if any.  The warrants are immediately exercisable, expire September 30, 2018, and have an exercise price of $1.32 per share.

The Company anticipates that it will continue to incur net losses into the foreseeable future as it: (i) continues to identify and advance a number of potential drug candidates into clinical and preclinical development activities, (ii) initiates manufacturing of its lead antibody candidate 5B1 and continues to fund its operations, and (iii) expands its corporate infrastructure, including the costs associated with being a public company.  After giving effect to the net proceeds received from the April 2015 Private Placement and the closing of the public offering, management believes that the Company has sufficient funds to meet its obligations through June 2016.

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

5. Convertible Preferred Stock, Common Stock and Warrants

Series A-1 preferred stock and common warrants

As of September 30, 2015, and December 31, 2014, there were no shares and 1,593,389 shares of Series A-1 preferred stock outstanding, respectively, and no Series A-1 warrants and 1,280,047 Series A-1 warrants to purchase common stock at $3.62 per share outstanding, respectively.  Both the preferred stock and the warrants had price protection if there were to be a financing at a price lower than their conversion price or exercise price, requiring adjustment as further described in the Company’s Annual Report on Form 10-K.  The Series A-1 preferred stock and warrants were initially structured as Series C-1 preferred stock and common warrants of MabVax Therapeutics prior to the Merger, and were converted from Series C-1 to Series A-1 preferred stock and warrants at the time of the Merger.

Series B Preferred Stock

As of September 30, 2015, and December 31, 2014, there were no shares and 1,250,000 shares of Series B preferred stock and no Series B warrants and 78,125 Series B warrants to purchase common stock at $1.57 a share outstanding, respectively.  Both the preferred stock and the warrants had price protection if there were to be a financing at a price lower than their conversion price or exercise price, requiring adjustment as further described in the Company’s Annual Report on Form 10-K.  As of December 31, 2014, the warrant liability was $92,463.

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

Dividends on Preferred Stock

The Company immediately recognizes the changes in the redemption value on preferred stock as they occur and the carrying value of the security is adjusted to equal what the redemption amount would be as if redemption were to occur at the end of the reporting period based on the conditions that exist as of that date. The value adjustment made to the redemption value and preferred stock dividends for the three and nine months ended September 30, 2015, was an increase of none and $93,234, respectively.

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

Series D Preferred Stock

As of September 30, 2015, there were 191,491 shares of Series D preferred stock issued and outstanding which are convertible into an aggregate of 19,149,100 shares of common stock.

As contemplated by the exchange agreements governing the issuance of the Series D preferred stock and as approved by the Company’s Board of Directors, the Company filed with the Secretary of State of the State of Delaware a Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (the “Series D Certificate of Designations”), on March 25, 2015. Pursuant to the Series D Certificate of Designations, the Company designated 1,000,000 shares of its blank check preferred stock as Series D preferred stock. Each share of Series D preferred stock has a stated value of $0.01 per share. In the event of a liquidation, dissolution or winding up of the Company, each share of Series D preferred stock will be entitled to a per share preferential payment equal to the stated value. Each share of Series D preferred stock is convertible into 100 shares of common stock. The conversion ratio is subject to adjustment in the event of stock splits, stock dividends, combination of shares and similar recapitalization transactions. The Company is prohibited from effecting the conversion of the Series D preferred stock to the extent that, as a result of such conversion, the holder beneficially would own more than 4.99% (provided that certain investors elected to block their beneficial ownership initially at 2.49% in the exchange agreements), in the aggregate, of the issued and outstanding shares of the Company’s common stock calculated immediately after giving effect to the issuance of shares of common stock upon the conversion of the Series D preferred stock. Each share of Series D preferred stock entitles the holder to vote on all matters voted on by holders of common stock. With respect to any such vote, each share of Series D preferred stock entitles the holder to cast such number of votes equal to the number of shares of common stock such shares of Series D preferred stock are convertible into at such time, but not in excess of the beneficial ownership limitations.

MabVax Common Stock Financing

On March 31, 2015, the Company consummated the first closing of the April 2015 Private Placement and sold $4,714,726 of Units, net of $281,023 in issuance costs, consisting of 6,661,000 shares of common stock and warrants to purchase 3,330,500 shares of common stock at $1.50 a share.  The Units were sold at a price of $0.75 per Unit.

On April 10, 2015, the Company consummated the second and final closing of the April 2015 Private Placement and sold $3,831,622 of Units, net of $387,127 in issuance costs, of which $2,500,000 of the Units consisted of Series E preferred stock and the balance of i consisting of 5,624,998 shares of common stock, together with warrants to all investors to purchase 4,479,167 shares of common stock at $1.50 a share.  Each Unit was sold at a purchase price of $0.75 per Unit.

The Company paid commissions to broker-dealers in the aggregate amount of approximately $574,000 in the April 2015 Private Placement.

OPKO was the lead investor in the April 2015 Private Placement, purchasing $2,500,000 of Units consisting of Series E preferred stock.

As a condition to OPKO’s participation in the April 2015 Private Placement, each of the other investors in the April 2015 Private Placement agreed to execute lockup agreements restricting the sale of 50% of the securities underlying the Units purchased by them for a period of 6 months and the remaining 50% prior to the expiration of 1 year following the final closing date of the April 2015 Private Placement.

On April 10, 2015, the Company agreed that $3.5 million of the net proceeds of such closing would be paid into and held under and the terms of an escrow agreement with Signature Bank, N.A pending the approval of a representative of OPKO or 10 weeks thereafter, unless released sooner or extended by the Company and OPKO.  On June 22, 2015 the Company and OPKO extended the termination date of the escrow to 16 weeks from the final closing of the April 2015 Private Placement. In connection with the OPKO investment, Steven Rubin, Esq. was appointed advisor to the Company. The escrowed funds were to be returned to the applicable investors and the Company shall have no further obligation to issue Units to such investors in the event certain release conditions are not met. On June 30, 2015 the Company and OPKO entered into a letter agreement pursuant to which the Company granted the representative the right, but not the obligation, until June 30, 2016, to nominate and appoint up to two additional members of the Company’s Board, or to approve the person(s) nominated by the Company pursuant to the agreement in consideration for the release of the escrowed funds. The nominees will be subject to the satisfaction of standard corporate governance practices and any applicable national securities exchange requirements.  Upon signing the agreement, the escrowed funds were released to the Company.

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

In connection with the April 2015 Private Placement, the Company also entered into a registration rights agreements (the “Registration Rights Agreements”) with the investors in the April 2015 Private Placement Pursuant to which the Company has agreed to file a registration statement with the SEC covering resales of up to 25% of common stock issued under the Subscription Agreements and shares issuable upon conversion of the Series E preferred stock, in the event the investors elect to receive Series E preferred stock instead of common stock (together, the “Registrable Securities”), no later than 60 days following the final closing date of the April 2015 Private Placement, and to use its commercially reasonable best efforts to have such registration statement declared effective with 120 days after filing. The Company will bear all expenses of such registration of the resale of the Registrable Securities.  Investors in the Private Placement also may be required under certain circumstances to agree to refrain from resales of a percentage of their securities upon request of an underwriter or placement agent in a future offering. The liquidated damages for failure to achieve effectiveness of the Registerable Securities is 1% a month 120 days after filing, and provided management has not used commercially reasonable best efforts to have the registration statement declared effective within that timeframe.

On June 9, 2015 the Company and investors holding over 60% of the outstanding Registrable Securities (as such term is defined in the Registration Rights Agreements) entered into an amendment agreement to the Registration Rights Agreements in order to: (i) amend the definition of “Filing Date” for the initial registration statement such that such term shall be defined as “August 5, 2015” and (ii) waive any payments that may be due to the Investors as a result of the Company not filing a registration statement on or before the Filing Date, as such term was originally defined.  On August 4, 2015, the Company and Investors holding over 70% of the outstanding Registrable Securities entered into a second amendment agreement to further extend the Filing Date to October 9, 2015.

On October 12, 2015, the Company and Investors holding over 60% of the outstanding Registerable Securities (as such term is defined in the Registration Rights Agreements) entered into a third amendment agreement to the Registration Rights Agreements to suspend the Company’s registration obligations under the Registration Rights Agreements and related subscription agreements during any period when the “Standstill” provision set forth in 5(u) of the subscription agreements is in effect.

Except for certain issuances, for a period beginning on the closing date of the April 2015 Private Placement and ending on the date that is the earlier of (i) 24 months from the final closing date of the April 2015 Private Placement, (ii) the date the Company consummates a financing (excluding proceeds from the April 2015 Private Placement) in which the Company receives gross proceeds of at least $10,000,000 and (iii) the date the common stock is listed for trading on a national securities exchange (such period until the earlier date, the “Price Protection Period”), in the event that the Company issues any shares of common stock or securities convertible into common stock at a price per share or conversion price or exercise price per share that is less than $0.75, the Company shall issue to the investors in the April 2015 Private Placement such additional number of shares of common stock such that the investor shall own an aggregate total number of shares of common stock as if they had purchased the Units at the price of the lower price issuance. No adjustment in the warrants is required in connection with a lower price issuance.

 The Company has also granted each investor prior to the expiration of 24 months following the final closing date of the April 2015 Private Placement, a right of participation in the Company’s financings.

In the event the Company conducts certain private or public offerings of its securities, each investor has agreed, if requested by the underwriter or placement agent so engaged by the Company in connection with such offering, to refrain from selling any securities of the Company for a period of up to 60 days.

Between April 13, 2015, and April 14, 2015, certain holders of warrants issued in the April 2015 Private Placement to purchase an aggregate of 1,849,999 shares of common stock exercised such warrants on a cashless basis for an aggregate issuance of 1,219,780 shares of common stock. As of September 30, 2015, there were 5,959,668 warrants outstanding to purchase common stock at $1.50 a share.

Series E Preferred Stock

As of September 30, 2015, there were 33,333 shares of Series E preferred stock issued and outstanding, convertible into 3,333,300 shares of common stock.

On March 30, 2015, the Company filed with the Secretary of State of the State of Delaware a Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible preferred stock to designate 100,000 shares of its blank check preferred stock as Series E preferred stock.

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

Issuance of Common Stock under Common Stock Purchase Agreement

In connection with a financing that took place in July 2014, or the July 2014 Financing Transaction, the Company assumed certain obligations as per the original agreement to issue additional shares to investors in the July 2014 Financing Transaction if a subsequent financing was at a price per share lower than the price per share in the July 2014 Financing Transaction. The Company therefore issued on March 31, 2015, an aggregate of 88,093 shares of common stock that were required to be issued in connection with the July 2014 Financing Transaction, as a result of the lower share price in the April 2015 Private Placement.

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

Consultant Grants

During the quarter ended September 30, 2015, the Board of Directors approved the issuance of restricted stock awards to two consultants totaling 120,000 shares with vesting terms ranging from one to three years, valued from $1.77 to $2.13 per share.  The Company is expensing each of the grant date fair value of the awards over the performance period for the award, and will be re-measured at the end of each quarter until the performance is complete.

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

Stock-based Compensation

Total estimated stock-based compensation expense, related to all of the Company’s stock-based payment awards recognized under ASC 718, “Compensation—Stock Compensation” was comprised of the following:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
Research and development	$307,892	$32,082	$633,593	$109,509
General and administrative	1,186,931	111,650	2,333,010	401,090
Total share-based compensation expense	$1,494,823	$143,732	$2,966,603	$510,599

Stock-based Award Activity

The following table summarizes the Company’s stock option activity during the nine months ended September 30, 2015:

	Options Outstanding	Weighted-Average Exercise Price
Outstanding at December 31, 2014	242,893	$3.92
Granted	3,015,850	2.23
Exercised	(2,779)	0.29
Forfeited/cancelled/expired	(12,923)	7.42
Outstanding and expected to vest at September 30, 2015	3,243,041	$2.36
Vested and exercisable at September 30, 2015	170,063	$3.60

The total unrecognized compensation cost related to unvested stock option grants as of September 30, 2015, was $4,549,452 and the weighted average period over which these grants are expected to vest is 2.36 years. The Company has assumed a forfeiture rate of zero. The weighted average remaining contractual life of stock options outstanding at September 30, 2015, is 9.39 years.

During the first nine months of 2015, the Company granted 3,015,850 options and 2,300,850 shares of restricted stock to its directors, officers, employees and consultants from the 2014 Plan.  In addition, the Company granted 1,851,500 shares of restricted stock outside of the plan for consulting and investor relation services during the second quarter of 2015.

A summary of activity related to restricted stock grants under the Plan for the nine months ended September 30, 2015 is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2014	—	$—
Granted	2,300,850	2.28
Vested	—	—
Forfeited	—	—
Nonvested at September 30, 2015	2,300,850	$2.28

As of September 30, 2015, unamortized compensation expense related to restricted stock grants amounted to $4,392,890, which is expected to be recognized over a weighted average period of 2.53 years.

Because the Company had a net operating loss carryforward as of September 30, 2015, no tax benefits for the tax deductions related to stock-based compensation expense were recognized in the Company’s Condensed Consolidated Statements of Operations. Additionally, there were 2,779 stock options exercised in the three and nine months ended September 30, 2015, and there were no stock option exercises in the corresponding periods of 2014.

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

Common stock reserved for future issuance

Common stock reserved for future issuance consists of the following at September 30, 2015:

Common stock reserved for conversion of preferred stock	22,482,400
Common stock reserved for exercise of warrants	5,959,668
Common stock options outstanding	3,243,041
Unvested restricted stock awards	2,300,850
Authorized for future grant or issuance under the Stock Plan	2,970,012
Total	36,955,971

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

	As of September 30,
	2015	2014
Stock options	3,243,041	242,893
Restricted stock awards	2,300,850	—
Redeemable convertible preferred stock	—	1,250,000
Preferred stock	22,482,400	2,881,811
Common stock warrants	5,959,668	2,133,386
Total	33,985,959	6,508,090

8. Contracts and Agreements

Life Technologies Licensing Agreement

On September 24, 2015, the Company entered into a licensing agreement with Life Technologies Corporation, a subsidiary of Thermo Fisher Scientific.  Under the agreement MabVax agreed to license certain cell lines from Life Technologies to be used in the production of recombinant proteins for the Company’s clinical trials.  The amount of the contract is for $450,000 and was fully expensed for the three and nine months ended September 30, 2015.

Rockefeller University Collaboration

In July 2015, the Company entered into a research collaboration agreement with Rockefeller University's Laboratory of Molecular Genetics and Immunology. The Company provided antibody material to Rockefeller University, which is exploring the mechanism of action of constant region (Fc) variants of the HuMab 5B1 in the role of tumor clearance. The Company will supply additional research materials as requested by the university, which is evaluating ways to optimize the function.

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

During the three and nine months ended September 30, 2015, no revenues had been earned under the Option Agreement, however the Option Agreement remains valid and active.

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

Patheon Biologics LLC Agreement

On April 14, 2014, the Company entered into a development and manufacturing services agreement with Patheon (f.k.a. Gallus Biopharmaceuticals) to provide a full range of manufacturing and bioprocessing services, including cell line development, process development, protein production, cell culture, protein purification, bio-analytical chemistry and QC testing.  Total amount of the contract is estimated at approximately $3.0 million.  For the three and nine months ended September 30, 2015, the Company recorded approximately $751,931 and $1,987,006 of expense associated with the agreement, respectively.

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

The Company records revenue associated with the NCI PET Imaging Agent Grant as the related costs and expenses are incurred. For the three and nine months ended September 30, 2015, and 2014 the Company recorded $133,318, $509,474, $62,492 and $219,832 of revenue associated with the NCI PET Imaging Agent Grant, respectively.

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

On June 29, 2014, the parties entered into a Stipulation and Settlement (the “Settlement”), pursuant to which the Company agreed to file with the SEC certain supplemental disclosures in connection with the Merger. The Settlement was subject to certain confirmatory discovery to be undertaken by the plaintiff and to the Parties’ agreement on the payment of the plaintiff’s attorneys’ fees and expenses.

On July 16, 2014, the Company and all other parties to the litigation entered into an agreement which, if consummated, would settle the litigation (the “Proposed Settlement”). Among many other terms, under the Proposed Settlement the Company and all defendants will receive a broad release of any and all claims pertaining to the Series B Private Placement, the Merger, the prior disclosure and a wide variety of other matters. The Proposed Settlement also calls for the parties to ask the court to, among other things, enter orders enjoining other stockholders from bringing similar actions, certifying the putative settlement class, and approving the Proposed Settlement as a fair, final, and binding resolution of the litigation. Under the Proposed Settlement, the Company and the other defendants have expressly denied the allegations of the complaint and denied engaging in any other misconduct, nor will any of them make any payment or in any respect amend the negotiated terms of the since-consummated Series B Private Placement and Merger. Finally, under the Proposed Settlement, the Company and the other defendants have not agreed to pay any legal fees, or reimburse any expenses, allegedly incurred by the plaintiffs who filed the complaint; instead, the Company expects that counsel for those plaintiffs will present any such disputed claim for legal fees and expenses to the court for resolution.

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

On September 18, 2015, an Order and Final Judgement was entered by the Superior Court of the State of California, approving the settlement that was agreed upon by both parties and closing the case.  The Company anticipates that there will be no additional future expenses incurred in this action by the Company after the September 30, 2015 balance sheet date which would not be offset by insurance.

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

On September 2, 2015, the Company entered into a lease (the “Lease”) with AGP Sorrento Business Complex, L.P., for certain premises consisting of a total of approximately 14,971 square feet of office and laboratory space in buildings located at 11535-11585 Sorrento Valley Rd., San Diego, California, to serve as the Company’s corporate offices and laboratories (the “New Premises”).  Due to the fact that certain tenant improvements need to be made to the New Premises before the Company can occupy the New Premises, the term of the Lease will commence when the New Premises are ready for occupancy, currently estimated to be approximately November 1, 2015.  The Lease terminates six years after such term commencement date, unless earlier terminated in accordance with the Lease. Pursuant to the terms of the Lease, the monthly base rent will be $35,631, subject to annual increases as set forth in the Lease.

The Company has an option to extend the Lease term for a single, five-year period.  If the Lease term is extended for the optional five-year period, the monthly base rent will be adjusted based on fair market rental value.  In addition to rent, the Company agreed to pay a portion of the taxes and utility, maintenance and other operating costs paid or accrued in connection with the ownership and operation of the property.

10. Subsequent Events

On October 5, 2015, the Company closed a public offering of 2,500,000 shares of common stock and warrants to purchase 1,250,000 shares of common stock, at an offering price of $1.10 per share.  For every two shares of common stock sold, the Company issued one warrant to purchase one share of common stock.  The Company received $2,750,000 in gross proceeds, before underwriting discounts and commissions and offering expenses totaling approximately $586,608, and without giving effect to the exercise of the underwriters’ over-allotment option.  Such costs were recorded as deferred costs on the Company’s balance sheet as of September 30, 2015, and were deducted or paid from the gross proceeds from the transaction. The Company intends to use the net proceeds from this offering to fund the HuMab 5B1 human antibody program through Phase I clinical development and for working capital and general corporate purposes.

The Company granted the underwriters a 30-day option to purchase up to an additional 375,000 shares of common stock and up to an additional 187,500 warrants at the same price to cover over-allotments, if any.  The shares and warrants were separately issued and sold in equal proportions. The warrants are immediately exercisable, expire September 30, 2018, and have an exercise price of $1.32 per share.  The warrants will not be listed on any securities exchange or other trading market.

Under the terms of the underwriting agreement entered into between the Company and the underwriter in the public offering, the Company, without the prior written consent of the underwriter, is prohibited, for a period of 90 days after execution of the underwriting agreement, from issuing any equity securities, subject to certain exceptions.

On October 12, 2015, the Company and investors holding over 60% of the outstanding Registerable Securities (as such term is defined in the Registration Rights Agreements) issued in the April 2015 Private Placement entered into a third amendment agreement to the Registration Rights Agreements to suspend the Company’s registration obligations under the Registration Rights Agreements and related subscription agreements during any period when the “Standstill” provision set forth in 5(u) of the related subscription agreements is in effect.

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

During the nine months ended September 30, 2015, our loss from operations was $14,142,645 and our net loss was $14,123,107. Net cash used in operations for the nine months ended September 30, 2015 was $7,917,332 and cash and cash equivalents as of September 30, 2015 were $4,538,680.  As of September 30, 2015, we had an accumulated deficit of $56,619,570.

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

RESULTS OF OPERATIONS

We are providing the following information about our revenues, expenses, cash and liquidity.

Comparison of the Three and Nine Months Ended September 30, 2015 and 2014

Revenues:

	Three Months Ended September 30,		% Increase/ (Decrease)	Nine Months Ended September 30,		% Increase/ (Decrease)
	2015	2014		2015	2014
Revenues	$133,318	$72,492	84%	$509,474	$229,832	122%

For the three months ended September 30, 2015, we recognized revenues of $133,318, as compared to $72,492 for the same period in the prior year. This increase was primarily due to the different Phases of the NIH Imaging Contract the Company was in this year compared to the same period in the prior year.

For the nine months ended September 30, 2015, we recognized revenues of $509,474, as compared to $229,832 for the same period in the prior year. This increase was primarily due to the different Phases of the NIH Imaging Contract the Company was in this year compared to the same period in the prior year.

Research and development expenses:

	Three Months Ended September 30,		% Increase/ (Decrease)	Nine Months Ended September 30,		% Increase/ (Decrease)
	2015	2014		2015	2014
Research and development	$3,127,173	$763,674	309%	$7,178,703	$2,401,090	199%

For the three months ended September 30, 2015, we incurred research and development expenses of $3,127,173, as compared to $763,674 for the same period a year ago. Expenses for the current quarter in 2015 were primarily for GMP manufacturing development of our lead antibody candidate 5B1 at Patheon (f.k.a. Gallus BioPharmaceuticals), clinical consulting costs for use of outside experts in our antibody programs, cell line licensing costs during the quarter, increased staffing to support in-house management of patient monitoring for the sarcoma clinical trial, as well as increased stock based compensation costs due to annual grant to employees during the current quarter. Expenses in the same period a year ago were primarily for direct labor, supplies and third party costs in connection with the sarcoma vaccine trial, antibody manufacturing costs, as well as the initial contract expenses under the imaging contract with NIH.

For the nine months ended September 30, 2015, we incurred research and development expenses of $7,178,703, as compared to $2,401,090 for the same period a year ago. Expenses for the first nine months in 2015 were primarily for GMP manufacturing development of our lead antibody candidate 5B1 at Patheon (f.k.a. Gallus BioPharmaceuticals), clinical consulting costs for use of outside experts in our antibody programs, cell line licensing costs during the quarter, increased staffing to support in-house management of patient monitoring for the sarcoma clinical trial, as well as increased stock based compensation costs due to annual grant to employees during the current quarter. Expenses in the same period a year ago were primarily for direct labor, supplies and third party costs in connection with the sarcoma vaccine trial, antibody manufacturing costs, as well as the initial contract expenses under the imaging contract with NIH.

General and administrative expenses:

	Three Months Ended September 30,		% Increase/ (Decrease)	Nine Months Ended September 30,		% Increase/ (Decrease)
	2015	2014		2015	2014
General and administrative	$2,286,315	$1,842,879	24%	$7,473,416	$3,769,049	98%

For the three months ended September 30, 2015, we incurred general and administrative expenses of $2,286,315, as compared to $1,842,879 for the same period a year ago. The increase in general and administrative expenses was primarily due to investor relations expenses related to restricted stock grants to an investor relations firm for services, consulting expenses, stock based compensation expenses related to annual grants during the current quarter, as well as increased headcount costs in finance and accounting areas, board expenses, business insurance and professional fees related to accounting and auditing and public company expenses.

For the nine months ended September 30, 2015, we incurred general and administrative expenses of $7,473,416, as compared to $3,769,049 for the same period a year ago. The increase in general and administrative expenses was primarily due to investor relations expenses related to restricted stock grants to an investor relations firm for services, consulting expenses, stock based compensation expenses related to annual grants during the current quarter, as well as increased headcount in finance and accounting areas, board expenses, business insurance and professional fees related to accounting and auditing and public company expenses.

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

The realization of our deferred tax assets is dependent upon our ability to generate sufficient future taxable income. We establish a valuation allowance when it is more-likely-than-not that the future realization of all or some of the deferred tax assets will not be achieved. The evaluation of the need for a valuation allowance is performed on a jurisdiction-by-jurisdiction basis, and includes a review of all available evidence, both positive and negative. As of September 30, 2015, we concluded that it was more-likely-than-not that the deferred tax assets would not be realized.

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP.  See our audited consolidated financial statements and notes thereto included in our 2014 Annual Report on Form 10-K, as amended, which contain additional accounting policies and other disclosures required by GAAP.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2015, we have financed our operations principally through net proceeds received from private equity and preferred stock financings, and grants through the NIH and SBIR programs. We have experienced negative cash flow from operations each year since our inception. As of September 30, 2015, we had an accumulated deficit of $56,619,570. We expect to continue to incur increased expenses, resulting in losses, over at least the next several years due to, among other factors, our continuing and planned clinical trials and anticipated research and development activities. We had an available cash balance of $4,538,680 as of September 30, 2015.

	September 30, 2015	December 31, 2014
Cash and cash equivalents	$4,538,680	$1,477,143
Working capital (deficit)	$697,910	$(1,055,335)
Current ratio	1.14:1	0.64:1

	Nine Months Ended September 30,
	2015	2014
Cash provided by (used in):
Operating activities	$(7,917,332)	$(5,700,951)
Investing activities	$(68,279)	$1,458,539
Financing activities	$11,047,148	$7,340,714

 Sources and Uses of Net Cash for the Nine Months Ended September 30, 2015

Net cash used in operating activities was $7,917,332 for the nine-month period ended September 30, 2015, compared to $5,700,951 in the comparable period in 2014. The net cash used in both periods was primarily attributable to the net losses, adjusted to exclude certain non-cash items, primarily issuance of common stock for services of $1,958,450, stock based compensation of $2,966,603 partially offset by gain on elimination of warrants of $19,807 for the nine-month period ended September 30, 2015, as compared to adjustments for stock based compensation of $510,599 in the same period a year ago. Net cash used in operating activities for the nine months ended September 30, 2015 was also impacted by an increase of $749,258 in accounts payable related primarily to research contract services and an increase of $636,358 in other accrued expenses.

The net cash used in investing activities for the nine-month period ended September 30, 2015, amounted to $68,279 primarily as a result of purchase of lab equipment compared to net cash of $1,458,539 provided by investing activities in the prior year related to the Merger.

Net cash provided by financing activities was $11,047,148 for the nine months ended September 30, 2015, compared to $7,340,714 in the comparable period in 2014. Net cash provided by financing activities for the nine months ended September 30, 2015 was attributable to the net proceeds from the sale of common stock and warrants in a private placement completed in April 2015.  Net cash provided by financing activities for the nine months ended September 30, 2014 was attributable to the net proceeds from the sale of Series C-1 preferred stock, exercise of a warrant in a private placement in February 2014, and exercise of Series C-1 warrants in June 2014.

On October 5, 2015, subsequent to the end of the quarter, the Company closed a public offering of 2,500,000 shares of common stock and warrants to purchase 1,250,000 shares of common stock, at an offering price of $1.10 per share.  For every two shares of common stock sold, the Company issued one warrant to purchase one share of common stock.  The Company received $2,750,000 in gross proceeds, before underwriting discounts and commissions and offering expenses totaling approximately $586,608, and without giving effect to the exercise of the underwriters’ over-allotment option.  The Company granted the underwriters a 30-day option to purchase up to an additional 375,000 shares of common stock and up to an additional 187,500 warrants at the same price to cover over-allotments, if any.  The warrants are immediately exercisable, expire September 30, 2018, and have an exercise price of $1.32 per share.

Future Contractual Obligations

MabVax Therapeutics has rental payment obligations under an operating lease that expired on July 31, 2015 related to its current facility at 11588 Sorrento Valley Road.  During the quarter ended September 30, 2015 the Company continued to occupy the current premises and continued the lease on a month-to month basis.

On September 2, 2015, the Company entered into a lease (the “Lease”) with AGP Sorrento Business Complex, L.P., for certain premises consisting of a total of approximately 14,971 square feet of office and laboratory space in buildings located at 11535-11585 Sorrento Valley Rd., San Diego, California, to serve as the Company’s corporate offices and laboratories (the “New Premises”).  Due to the fact that certain tenant improvements need to be made to the New Premises before the Company can occupy the New Premises, the term of the Lease will commence when the New Premises are ready for occupancy, currently estimated to be approximately November 1, 2015.  The Lease terminates six years after such term commencement date, unless earlier terminated in accordance with the Lease. Pursuant to the terms of the Lease, the monthly base rent will be $35,631, subject to annual increases as set forth in the Lease.

The Company has an option to extend the Lease term for a single, five-year period.  If the Lease term is extended for the optional five-year period, the monthly base rent will be adjusted based on fair market rental value.  In addition to rent, the Company agreed to pay a portion of the taxes and utility, maintenance and other operating costs paid or accrued in connection with the ownership and operation of the property.

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

We anticipate that we will continue to incur substantial net losses into the foreseeable future as we continue: (i) to manufacture our lead antibody candidate 5B1 in sufficient quantities for use in a Phase I clinical trial planned to be initiated in the fourth quarter 2015, (ii) to conduct preclinical development activities related to other product development candidates in our library, and (iii) to monitor patients in clinical trials that have already completed their treatment regimens. We have obtained grant funding of $1.5 million to substantially offset the spending for our newest program to develop a diagnostic tool to detect pancreatic and colon cancers. Based on management’s assumptions for continuing to develop its existing pipeline of products without additional funding, we expect we will have sufficient funds to meet our obligations through June 2016.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

Our cash and cash equivalents of $4,538,680 at September 30, 2015 consisted of cash and money market funds, all of which will be used for working capital purposes. We do not enter into investments for trading or speculative purposes. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates in the United States. Because of the short-term nature of our cash and cash equivalents, we do not believe that we have any material exposure to changes in their fair values as a result of changes in interest rates. The continuation of historically low interest rates in the United States will limit our earnings on investments held in U.S. dollars.

We do not hold any derivative financial instruments, commodity-based instruments or other long-term debt obligations.

There have been no material changes from the information we included in the relevant sections of our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4.   Controls and Procedures.

Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, the Company has evaluated, with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of its disclosure controls and procedures (as defined in such rules) as of the end of the period covered by this report. The Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2015, to ensure that information required to be disclosed by the Company in reports prepared in accordance with the rules and regulations of the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Based on our assessment, our management concluded that we continued to have a material weakness in our internal controls related to segregation of duties and recording of complex accounting transactions for the period ended September 30, 2015.

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

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, our principal executive officer and principal financial officer concluded there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that could significantly affect internal controls over financial reporting during the quarter ended September 30, 2015.

However, as noted above, we identified a material weakness in our internal controls over financial reporting and have taken measures to mitigate the material weakness. In June 2014, we hired an assistant controller to prepare many of the accounting transactions so that the Chief Financial Officer is in a position to timely review the transactions in preparation for issuing the financial statements.  In April 2015, the assistant controller was promoted to controller and we hired a Senior Director of Finance to take over some of the responsibilities of the controller and Chief Financial Officer, so that the Chief Financial Officer is able to perform review functions on significant transactions on a going forward basis.  In July 2015, we hired a Staff Accountant further enabling us to enhance controls by segregating certain additional responsibilities within the accounting function.

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

On June 29, 2014, the parties entered into a Stipulation and Settlement (the “Settlement”), pursuant to which the Company agreed to file with the SEC certain supplemental disclosures in connection with the merger. The Settlement was subject to certain confirmatory discovery to be undertaken by the plaintiff and to the Parties’ agreement on the payment of the plaintiff’s attorneys’ fees and expenses.

On July 16, 2014, the Company and all other parties to the litigation entered into an agreement which, if consummated, would settle the litigation (the “Proposed Settlement”). Among many other terms, under the Proposed Settlement the Company and all defendants will receive a broad release of any and all claims pertaining to the Series B Private Placement, the Merger, the prior disclosure and a wide variety of other matters. The Proposed Settlement also calls for the parties to ask the court to, among other things, enter orders enjoining other stockholders from bringing similar actions, certifying the putative settlement class, and approving the Proposed Settlement as a fair, final, and binding resolution of the litigation. Under the Proposed Settlement, the Company and the other defendants have expressly denied the allegations of the complaint and denied engaging in any other misconduct, nor will any of them make any payment or in any respect amend the negotiated terms of the since-consummated Series B Private Placement and merger. Finally, under the Proposed Settlement, the Company and the other defendants have not agreed to pay any legal fees, or reimburse any expenses, allegedly incurred by the plaintiffs who filed the complaint; instead, the Company expects that counsel for those plaintiffs will present any such disputed claim for legal fees and expenses to the court for resolution.

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

On September 18, 2015, an Order and Final Judgement was entered by the Superior Court of the State of California, approving the settlement that was agreed upon by both parties and closing the case.  The Company anticipates that there will be no additional future expenses incurred in this action by the Company after the September 30, 2015 balance sheet date which would not be offset by insurance.

Item 1A.   Risk Factors.

Other than the following risk factors listed below, there have been no material changes to the Risk Factors set forth in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2014.

Risks Relating to Our Intellectual Property

We are dependent on MSKCC for the establishment of our intellectual property rights related to the vaccine program, and if MSKCC has not established our intellectual property rights with sufficient scope to protect our vaccine candidates, we may have limited or no ability to assert intellectual property rights to our vaccine candidates.

     Under our agreement with MSKCC, MSKCC was responsible for establishing the intellectual property rights to the vaccine antigen conjugates, mixtures of vaccine antigen conjugates that make up polyvalent vaccine candidates and methods of use. As we were not responsible for the establishment of our intellectual property rights to these vaccine antigen conjugates, mixtures of vaccine antigen conjugates and methods of use, we have less visibility into the strength of our intellectual property rights to our vaccine candidates than if we had been responsible for the establishment of these rights. If MSKCC did not establish those rights so they are of sufficient scope to protect the vaccine candidates, then we may not be able to prevent others from using or commercializing some or all of our vaccine candidates, and others may be able to assert intellectual property rights in our vaccine candidates and prevent us from further pursuing the development and commercialization of our vaccine candidates.

It is difficult and costly to protect our proprietary rights, and we may not be able to ensure their protection.

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

Our commercial success will depend, in part, on our ability to obtain and maintain patent protection, protect our trade secrets and operate without infringing on the proprietary rights of others. Our commercial success will also depend, in part, on our ability to market our product candidates during the term of our patent protection.  For example, certain patents primarily in foreign countries within our portfolio expired in 2014 and can no longer be relied on for protection in those countries. As of September 24, 2015, we were the exclusive licensee, sole assignee or co-assignee of 11 granted United States patents, 3 pending United States patent applications, 14 international patents and 3 pending international patent applications.  The patent position of pharmaceutical and biotechnology firms like us are generally highly uncertain and involves complex legal and factual questions, resulting in both an apparent inconsistency regarding the breadth of claims allowed in United States patents and general uncertainty as to their legal interpretation and enforceability.  No absolute policy regarding the breadth of claims allowed in biopharmaceutical patents has emerged to date in the United States or in many foreign jurisdictions. Changes in either the patent laws or in interpretations of patent laws in the United States and foreign jurisdictions may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be enforced in the patents that we currently own or that may be issued from the applications we have filed or may file in the future or that we have licensed or may license from third parties, including MSKCC for the vaccine antigen patents. Further, if any patents we obtain or license are deemed invalid or unenforceable, it could impact our ability to commercialize or license our technology.  Thus, patent applications assigned or exclusively licensed to us may not result in patents being issued, any issued patents assigned or exclusively licensed to us may not provide us with competitive protection or may be challenged by others, and the current or future granted patents of others may have an adverse effect on our ability to do business and achieve profitability.

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

•
others may be able to make compounds that are similar to our vaccines and monoclonal antibody-based candidates  and any future product candidates we may seek to develop but that are not covered by the claims of our patents;

•	if we encounter delays in our clinical trials, the period of time during which we could market our vaccines and monoclonal antibody-based candidates under patent protection would be reduced;

•	we might not have been the first to conceive, make or disclose the inventions covered by our patents or pending patent applications;

•	we might not have been the first to file patent applications for these inventions;

•	any patents that we obtain may be invalid or unenforceable or otherwise may not provide us with any competitive advantages; or

•	the patents of others may have a material adverse effect on our business.

Due to the patent laws of a country, or the decisions of a patent examiner in a country, or our own filing strategies, we may not obtain patent coverage for all of the product candidates that may be disclosed or methods involving these candidates that may be disclosed in the parent patent application. We plan to pursue divisional patent applications and/or continuation patent applications in the United States and many other countries to obtain claim coverage for inventions that were disclosed but not claimed in the parent patent application, but may not succeed in these efforts.

Composition of matter patents on the active biological component are generally considered to be the strongest form of intellectual property protection for biopharmaceutical products, as such patents generally provide protection without regard to any method of use. We cannot be certain that the claims in our patent applications covering composition-of-matter of our candidates will be considered patentable by the U.S. Patent and Trademark Office, or USPTO, courts in the United States or by the patent offices and courts in foreign countries. Method of use patents protect the use of a product for the method recited in the claims. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their product for our targeted indications, physicians may prescribe these products “off-label.” Although off-label prescriptions may infringe or contribute to or induce the infringement of method of use patents, the practice is common and such infringement is difficult to prevent or prosecute. Interference proceedings provoked by third parties or brought by the USPTO may be necessary to determine the priority of inventions with respect to our patents or patent applications or those of our collaborators or licensors. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. Litigation or interference proceedings may fail, resulting in harm to our business, and, even if successful, may result in substantial costs and distract our management and other employees.

There have been numerous changes to the patent laws and proposed changes to the rules of the USPTO, which may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. For example, in September 2011, President Obama signed the America Invents Act that codifies several significant changes to the U.S. patent laws, including, among other things, changing from a “first to invent” to a “first inventor to file” system, limiting where a patent holder may file a patent suit, replacing interference or “first to invent” proceedings with derivation proceedings and creating inter partes review and post-grant opposition proceedings to challenge the validity of patents after they have been issued. The effects of these changes are currently unclear as the USPTO only recently has adopted regulations implementing the changes, the courts have yet to address most of these provisions, and the applicability of the act and new regulations on specific patents and patent applications discussed herein have not been determined and would need to be reviewed.

Periodic maintenance fees on any issued patent are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. In such an event, our competitors might be able to enter the market, which would have a material adverse effect on our business.

We also rely on trade secrets to protect our technology, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. Although we use reasonable efforts to protect our trade secrets, our employees, consultants, contractors, licensees, licensors, outside scientific collaborators and other advisors may unintentionally or willfully disclose our information such that our competitors may obtain it. Enforcing a claim that a third party illegally obtained and is using any of our trade secrets is expensive and time consuming, and the outcome is unpredictable. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how, such as new therapies, including therapies for the indications we are targeting. If others seek to develop similar therapies, their research and development efforts may inhibit our ability to conduct research in certain areas and to expand our intellectual property portfolio, and also have a material adverse effect on our business.

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

With respect to our vaccine programs we have in-licensed rights from third parties. If these license agreements terminate or expire, we may lose the licensed rights to some or all of our vaccine product candidates. We may not be able to continue to develop them or, if they are approved, market or commercialize them.

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

We may not obtain exclusive rights to intellectual property created as a result of our strategic collaborative agreements.

We are party to collaborative research agreements with Heidelberg Pharm and Rockefeller University, and expect to enter into agreements with other parties in the future, each of which involve research and development efforts.  Under our existing agreements, we do not have exclusive rights to jointly developed intellectual property and would have to license the collaborative partner’s interest in the jointly developed intellectual property to obtain exclusive rights.  We may not be able to license our collaborative partner’s interest or license their interest at reasonable terms.  If we are unable to license their interest we would not have exclusive rights to the jointly developed intellectual property and, in some collaborations, the collaborative partner may be free to license their interest in the jointly developed intellectual property to a competitor.  In other collaborations, if we are unable to license the collaborative partner’s interest we may not have sufficient rights to practice the jointly developed intellectual property.  Such provisions to the jointly developed intellectual property may limit our ability to gain commercial benefit from some of or all of the intellectual property we jointly develop with our collaborative partners and may lead to costly or time-consuming disputes with parties with whom we have collaborative relationships over rights to certain innovations or with other third parties that may result from the activities of the collaborative arrangements.

We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights and we may be unable to enforce or protect our rights to, or use, our technology.

If we choose to go to court to stop another party from using the inventions claimed in any patents we obtain, that individual or company has the right to ask the court to rule that such patents are invalid or should not be enforced. These lawsuits are expensive and would consume time and resources and divert the attention of managerial and scientific personnel even if we were successful in stopping the infringement of such patents or sustaining their validity and enforceability. In addition, there is a risk that the court will decide that such patents are not valid and that we do not have the right to enforce them. There is also the risk that, even if the validity of such patents is upheld, the court will refuse to stop the other party on the grounds that such other party’s activities do not infringe such patents. In addition, the United States Court of Appeals for the Federal Circuit and the Supreme Court of the United States continue to address issues under the United States patent laws, and the decisions of those and other courts could adversely affect our ability to sustain the validity of our issued or licensed patents and obtain new patents.

Furthermore, a third party may claim that we or our manufacturing or commercialization partners or customers are using inventions covered by the third party’s patent rights and may go to court to stop us or our partners and/or customers from engaging in our operations and activities, including making or selling our vaccine and monoclonal antibody-based candidates and any future product candidates we may seek to develop. These lawsuits are costly and could affect our results of operations and divert the attention of managerial and scientific personnel. There is a risk that a court would decide that we or our commercialization partners or customers are infringing the third party’s patents and would order us or our partners or customers to stop the activities covered by the patents. In that event, we or our commercialization partners or customers may not have a viable way around the patent and may need to halt commercialization or use of the relevant product. In addition, there is a risk that a court will order us or our partners or customers to pay the other party damages for having violated the other party’s patents or obtain one or more licenses from third parties, which may be impossible or require substantial time and expense. We cannot predict whether any license would be available at all or whether it would be available on commercially reasonable terms. Furthermore, even in the absence of litigation, we may need to obtain licenses from third parties to advance our research or allow commercialization of our candidates, and we have done so from time to time. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In such events, we would be unable to further develop and commercialize one or more of our drug candidates, which could harm our business significantly. In the future, we may agree to indemnify our commercial partners and/or customers against certain intellectual property infringement claims brought by third parties which could increase our financial expense, increase our involvement in litigation and/or otherwise materially adversely affect our business.

Because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation, which could adversely affect our intellectual property rights and our business. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock.

The pharmaceutical and biotechnology industries have produced a proliferation of patents, and it is not always clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we are sued for patent infringement, we would need to demonstrate that our products or methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid or unenforceable, and we may not be able to do this. Proving invalidity or unenforceability is difficult. For example, in the United States, proving invalidity requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents.

Because some patent applications in the United States may be maintained in secrecy until the patents are issued, because patent applications in the United States and many foreign jurisdictions are typically not published until eighteen months after filing, because searches and examinations of patent applications by the USPTO and other patent offices may not be comprehensive, and because publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications for technology covered by our patents or pending applications. Our competitors may have filed, and may in the future file, patent applications and may have obtained patents covering technology similar to ours. Any such patents or patent application may have priority over our patent applications, which could further require us to obtain or license rights to issued patents covering such technologies. If another party has obtained a U.S. patent or filed a U.S. patent application on inventions similar to ours, we may have to participate in a proceeding before the USPTO or in the courts to determine which patent or application has priority. The costs of these proceedings could be substantial, and it is possible that our application or patent could be determined not to have priority, which could adversely affect our intellectual property rights and business.

We have received confidential and proprietary information from collaborators, prospective licensees and other third parties. In addition, we employ individuals who were previously employed at other biotechnology or pharmaceutical companies. We may be subject to claims that we or our employees, consultants or independent contractors have improperly used or disclosed confidential information of these third parties or our employees’ former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial cost and be a distraction to our management and employees. If we are not successful, our ability to continue our operations and our business could be materially, adversely affected.

Some of our competitors may be able to sustain the costs of complex intellectual property litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations, on our ability to hire or retain employees, or otherwise on our business.

If product liability lawsuits are successfully brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates and any products that we may develop.

The testing and marketing of medical products entail an inherent risk of product liability. Although we are not aware of any historical or anticipated product liability claims or specific causes for concern, if we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates and any products that we may develop. In addition, product liability claims may also result in withdrawal of clinical trial volunteers, injury to our reputation and decreased demand for any products that we may commercialize. We currently carry product liability insurance that covers our clinical trials up to a $5.0 million annual aggregate limit. We will need to increase the amount of coverage if and when we have a product that is commercially available. If we are unable to obtain sufficient product liability insurance at an acceptable cost, potential product liability claims could prevent or inhibit the commercialization of any products that we may develop, alone or with corporate partners.

Reverse Stock Split; Uplisting Risk.

On August 26, 2015 stockholders of the Company approved a proposal to grant the Board of Directors authority to effect a reverse stock split of the Company’s issued and outstanding common stock by a range of 1 share for every 2 shares of common stock outstanding and up to 1 share for every 4 shares of common stock outstanding.  NASDAQ and other national securities exchanges require a minimum price per share of common stock for listing of the Company’s common stock and approval of a reverse split is in the discretion of the Board of Directors. Accordingly, the price of the Company’s common stock would have an impact on the Company’s ability to list or timing of such listing on any national securities exchange.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

Series D Conversions

Between April 6, 2015, and October 12, 2015, holders of Series D preferred stock converted an aggregate of 46,665 shares of Series D preferred stock into an aggregate of 4,666,500 shares of common stock.

Warrant Exercises

Between April 13, 2015, and April 14, 2015, certain holders of warrants issued in the April 2015  Private Placement exercised warrants to purchase an aggregate of 1,849,999 shares of common stock on a cashless basis for an aggregate of 1,219,780 shares of common stock.

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

Date: October 30, 2015	MABVAX THERAPEUTICS HOLDINGS, INC.

	By:	/s/ J. David Hansen
J. David Hansen
President and Chief Executive Officer (Principal Executive Officer authorized to sign on behalf of the registrant)

By:	/s/ Gregory P. Hanson
Gregory P. Hanson
Chief Financial Officer (Principal Financial and Accounting Officer authorized to sign on behalf of the registrant)