Form 10-K
period 2015-12-31
MABVAX THERAPEUTICS HOLDINGS, INC.
filed 2016-03-14
CIK 1109196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from                      to                     .

Commission file number: 0-31265

MABVAX THERAPEUTICS HOLDINGS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	93-0987903
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11535 Sorrento Valley Rd., Suite 400, San Diego, CA	92121
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 259-9405

Securities registered pursuant to Section 12(b) of the Act: None

Title of Each Class	Name of Each Exchange on Which Registered
None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec.229.405 of this Chapter) is not contained herein, and will not be contained to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).    YES  ☐    NO  ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant was approximately $54,552,000 as of June 30, 2015, based upon the closing sale price on the OTCQB Market of $2.32 per share reported on such date.

As of March 14, 2016, there were 29,211,272 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant’s definitive proxy statement for the 2016 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year ended December 31, 2015.

MABVAX THERAPEUTICS HOLDINGS, INC.
2015 ANNUAL REPORT ON FORM 10-K

-i-

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

MabVax(R), MabVax Therapeutics(R) and our corporate logo are trademarks or registered trademarks of MabVax Therapeutics Holdings, Inc. All other brand names or trademarks appearing in this Annual Report are the property of their respective holders.

PART I

Item 1.	Business.

Company Background

We are a Delaware corporation, originally incorporated in 1988 under the name Terrapin Diagnostics, Inc. in the state of Delaware, and subsequently renamed “Telik, Inc.” in 1998, and thereafter renamed MabVax Therapeutics Holdings, Inc. in September 2014. Our principal corporate office is located at 11535 Sorrento Valley Road, Suite 400, San Diego, CA 92121 and our telephone number is (858) 259-9405. On July 8, 2014, we consummated a merger with MabVax Therapeutics, pursuant to which our subsidiary Tacoma Acquisition Corp. merged with and into MabVax Therapeutics, with MabVax Therapeutics surviving as our wholly owned subsidiary. This transaction is referred to as the “Merger.” Our internet address is www.mabvax.com. Information on our website is not incorporated into this report.

On September 8, 2014, we filed an amended and restated certificate of incorporation to increase the authorized number of shares of our common stock to 150,000,000 shares, increase the number of shares of our authorized preferred stock to 15,000,000 shares, and change our name to “MabVax Therapeutics Holdings, Inc.”

Overview

We are a clinical-stage biopharmaceutical company focused on discovering and developing innovative monoclonal antibody-based therapeutics and vaccines for the diagnosis and treatment of cancer.  Monoclonal antibodies are produced from a single DNA sequence encoded into multiple cells that all produce the same single antibody. We generate our pipeline of antibody-based product candidates from patients who have been vaccinated with propriety vaccines licensed from Memorial Sloan Kettering Cancer Center (“MSK”). Our approach involves surveying the protective immune response from many patients to identify the ideal monoclonal antibody candidate against a specific target on the surface of a cancer cell. We believe this approach provides us with a novel next-generation human antibody technology platform. We believe our approach to antibody discovery identifies the antibody candidates with superior performance characteristics while minimizing many of the toxicity and off target binding drawbacks (phenomenon occurring when antibodies bind to non-cancer cells) of other discovery technologies. Our lead antibody candidates have been recovered from patients who have been reported to have had substantially better treatment outcomes than other patients in the clinical trials conducted by us and our partners.

Our therapeutic vaccines were developed at MSK and are exclusively licensed to us pursuant to agreements entered into in 2008. These vaccines are administered in the adjuvant setting (the period following completion of conventional treatment and consisting primarily of watchful waiting) and have been shown to elicit a protective antibody response in clinical studies. The antibodies are intended to seek out circulating tumor cells and micrometastases (small clusters of cancer cells) to kill them before they can cause cancer recurrence. Our lead cancer vaccines targeting recurrent sarcoma (soft tissue cancer) and ovarian cancer are currently in proof of concept Phase II multi-center clinical trials. Both trials have received substantial federal grant monies to support their development.

Recent Developments

Phase I Clinical Trial of HuMab-5B1 – In December 2015, we received notice from the FDA authorizing the initiation of a Phase I clinical trial with HuMab-5B1 as a therapeutic treatment for pancreatic cancer.   We expect to begin patient enrollment at investigational sites in the first quarter of 2016.  The Phase I trial will evaluate the safety, tolerability and pharmacokinetics of HuMab 5B1 as a single agent or in combination with a standard of care chemotherapy regimen in subjects with metastatic pancreatic cancer.  The first cohort of patients will be enrolled in a traditional dose escalation regimen to assess safety and determine the optimal dose of the antibody.  A second patient cohort will establish the safety and optimized dose of the antibody when administered with a standard of care chemotherapy.   Two additional patient cohorts will be administered the optimized dose of antibody as a single agent, or in combination with a standard of care chemotherapy regimen, for the treatment of patients with pancreatic cancer. We will also assess the antibody’s impact on tumor response rate measured by RECIST 1.1 and duration of response looking for early signals of pharmacological response.

Phase I Clinical Trial of 89Zr-HuMab-5B1 – In December 2015, we filed an Investigation New Drug (IND) application with the FDA for 89Zr-HuMab-5B1, utilizing our fully human antibody product as a new generation PET scan cancer imaging agent.  In January 2016 we received FDA authorization to proceed with a Phase I clinical trial in patients with pancreatic cancer.  We plan to initiate the Phase I clinical trial in early 2016.  The 89Zr-HuMab-5B1 imaging agent has demonstrated high-resolution images of tumors in xenograft animal models, potentially making it an important new tool to aid in the diagnosis, monitoring and assessment of pancreatic cancer patients and an attractive companion diagnostic for the HuMab-5B1 therapeutic product. This second planned Phase I trial will evaluate the safety, pharmacokinetics and biodistribution of 89Zr-HuMab-5B1 in cancer patients.  The trial will also purport to determine the ideal dose and conditions for an optimal PET scan image using the new imaging agent.

Financing Activities

 Oxford Loan – On January 15, 2016, we entered into a Loan and Security Agreement with Oxford Finance LLC providing for senior secured term loans to us in the aggregate principal amount of up to $10,000,000.  On January 15, 2016, we received an initial loan of $5,000,000 under the Loan and Security Agreement.

Underwritten Offering – On September 30, 2015, we entered into an underwriting agreement with Laidlaw & Company (UK) Ltd. relating to the issuance and sale in a public offering of 2,500,000 shares of our common stock and 1,250,000 three-year warrants to purchase 1,250,000 shares of our common stock at an initial exercise price of $1.32 per share. The shares of common stock were sold at a public offering price of $1.10 per share and the warrants were sold at a price of $0.01 per warrant. The offering closed on October 5, 2015 with total gross proceeds to us of $2,750,000.

April Private Placement – On March 31, 2015 and April 10, 2015, we entered into separate subscription agreements with accredited investors relating to the issuance and sale of $11,714,498 of units at a purchase price of $0.75 per unit, with each unit consisting of one share of  common stock (or, at the election of any investor who, as a result of receiving common stock would hold in excess of 4.99% of our issued and outstanding common stock, shares of our newly designated Series E Preferred Shares) and a thirty month warrant to purchase one half of one share of common stock at an initial exercise price of $1.50 per share (such sale and issuance, the “April Private Placement,” or the “Private Placement”). We conducted an initial closing of the April Private Placement on March 31, 2015 in which we sold an aggregate of $4,995,750 of units. Following the initial closing we entered into separate reconfirmation agreements with the investors in order to extend the initial closing date, increase the offering amount, and adopt a lockup agreement which was entered into by all investors who elected to continue their investment. A second closing was held on April 10, 2015 in which we entered into separate subscription agreements for the sale of an additional $6,718,751 of units.

On April 14, 2015, as a condition to participation by OPKO Health, Inc. (“OPKO”) and Frost Gamma Investments Trust (“FGIT”) in the April Private Placement, we entered into an Escrow Deposit Agreement with Signature Bank N.A. and OPKO, as amended on June 22, 2015, pursuant to which $3.5 million from the April Private Placement was deposited into and held at Signature Bank.  The escrowed funds were released us on June 30, 2015 as part of a letter agreement giving OPKO the right, but not the obligation, until June 30, 2016, to nominate and have appointed up to two additional members of the our Board of Directors, or to approve the person(s) nominated by the Company.  The nominees will be subject to satisfaction of standard corporate governance practices and any applicable national securities exchange requirements.

Preferred and Warrant Holders Common Stock Exchange Agreements – On March 25, 2015, we entered into separate exchange agreements (collectively, the “Exchange Agreements”) with certain holders of our Series A-1 Preferred Stock and A-1 Warrants and holders of our Series B Preferred Stock and Series B Warrants, all previously issued by us. Pursuant to the Exchange Agreements, the holders exchanged their respective preferred shares and warrants and relinquished any and all other rights they may have pursuant to such securities, their respective governing agreements and certificates of designation, including any related registration rights, in exchange for an aggregate of 2,537,502 shares of our common stock and an aggregate of 238,156 shares of our newly designated Series D Convertible Preferred Stock  (collectively the “Exchange Securities”).

Market Opportunity for Antibody-based Therapeutics and Competition

Antibodies as targeted therapeutic treatments for cancer have become a significant market accounting for more than $34 billion in worldwide revenue in 2013. Eight of the leading twenty therapeutic products for the treatment of cancer are antibodies. There are more than 150 monoclonal antibodies in development for cancer alone (the foregoing data is according to Global Data’s commercial database Pharma eTrack and MAbs. 2015;7(1):9-14). The focus on the development of new monoclonal antibody based drugs is expected to continue for multiple reasons.  Over the last few years much has been learned about using the human immune system to treat cancer.  Several recently approved antibody therapies have demonstrated remarkable efficacy in marshaling the human immune system to treat certain cancers. Targeted therapies can attack cancer cells while minimizing damage to normal cells in the patient. Antibodies are complex molecules and are difficult and expensive to duplicate with biosimilars and therefore have a potentially longer commercial life. Currently monoclonal antibodies receive very favorable reimbursement levels from federal, state, and private insurance providers. We believe that this favorable treatment is expected to continue.

Our lead antibody candidate targets an antigen over expressed on metastatic pancreatic, colon, breast, and small cell lung cancers. The term "over expressed" refers to the antigen being present on the surface of the cancer cell in very large numbers. Patients who develop metastatic disease with these cancers have a significantly poorer prognosis. In the case of pancreatic and small cell lung cancer we believe that there are no treatments currently available that specifically focus on metastatic disease. We are developing this lead antibody as a stand-alone therapeutic agent as well as combining it with a radiolabel for use as a novel PET imaging agent. According to the National Cancer Institute’s (“NCI”) SEER database, there are approximately 100,000 patients annually who develop metastatic disease from these cancers who could potentially benefit from this antibody if it is successfully developed. Both of these products have completed preclinical development and GMP manufacturing of Phase I clinical material. The U.S. Food and Drug Administration (FDA) has given its authorization to allow us to proceed with Phase I clinical trials for both the stand-alone product as well as the PET imaging agent.  We intend to start enrolling patients for our therapeutic product HuMab-5B1 for the treatment of pancreatic cancer in the first quarter 2016.  We intend to start enrolling patients for our PET imaging agent, 89Zr-HuMab-5B1 for the diagnosis of pancreatic cancer in early 2016.

In addition to developing our HuMab-5B1 as a stand-alone therapeutic agent as well as a PET imaging agent, we have initiated development of a HuMab-5B1 based radioimmunotherapy product for the treatment of pancreatic cancer.  Using what we have learned from our 89Zr-HuMab-5B1 imaging program and working with the Radiology and Nuclear Medicine Departments of MSK, we have demonstrated the feasibility and experimental proof of concept for this new product.  We anticipate completing the preclinical work on this product in mid-2016 and file a third IND for a HuMab-5B1 based product before the end of 2016.

We have established a collaboration agreement with Heidelberg Pharma GmbH for the development and evaluation of a HuMab-5B1 based antibody drug conjugate (ADC) product.  We think that a much more potent follow-on product to our basic antibody therapeutic product will be a key addition to the HuMab-5B1 product portfolio as well as for treatment of difficult cancers.  We have supplied Heidelberg Pharma GmbH with HuMab-5B1 antibody and they have created ADC constructs using their linker and toxin technology.  These constructs are being tested in both in vitro and animal models of disease.  We believe early results from both sets of experiments have been strongly encouraging and we are continuing this development effort.

We have initiated development efforts on a second antibody that targets an antigen over expressed on the surface of sarcoma, melanoma, and neuroblastoma. The use of a targeted antibody therapy in neuroblastoma in a study sponsored by NCI and published in the New England Journal of Medicine has demonstrated that antibodies targeting this antigen can be effective. We are focused on developing an antibody-based drug for the treatment of sarcoma. We believe that there are approximately 30,000 patients who could potentially benefit from this antibody if it is successfully developed. This product is in preclinical development.

Full enrollment was achieved in both the sarcoma and ovarian cancer vaccine Phase II clinical trials. Both clinical programs are following patients to the overall survival, or OS, endpoint that we expect could be reached in late 2016 or 2017. Our discussions with the FDA at the time we developed the protocols for our vaccine trials indicated that the OS endpoint was the primary criteria for their evaluation of the efficacy and safety of the vaccines.

Product Candidates

HuMab-5B1 Antibody Program

Of the many tumor restricted monoclonal antibodies resulting from immunization of mice with human cancer cells, the majority of antibodies have been directed against carbohydrate antigens (structures consistently expressed and are targets for therapeutic intervention) expressed at the cell surface. The carbohydrate antigen sialyl Lewisa (sLea) is the antigen recognized by monoclonal antibody CA19.9 and it is widely expressed on tumors of the gastrointestinal tract. These tumor types are generally classified as epithelial tumors (a broad classification of tumor types) and include pancreatic, colon, stomach, ovarian, breast, and small cell lung cancers. A CA19.9 serum test is the only FDA validated marker for pancreatic cancer and is a commercial test that is readily available and used frequently to aid in the diagnosis of pancreatic cancer. Circulating epithelial cancer cells over-express sLea (abbreviation for the antigen sialyl Lewis A) and as a ligand (binding partner) for E selectin (a structure in the inner lining of blood vessels) this antigen facilitates tumor—tissue interactions that are key events for tumor metastasis. Patient outcomes appear to be worse in patients with metastatic tumors expressing higher levels of sLea according to articles published by T. Ben-David and colleagues in Immunology Letters in 2008 and YI Kawamura in Cancer Research in 2005. Because these tumor types express very high numbers of the sLea antigen on their cell surface, it makes the antigen an attractive target for therapeutic intervention.

We have created a series of fully human monoclonal antibodies against sLea. One antibody in particular, HuMab-5B1, has demonstrated exceptionally high affinity and specificity for sLea, and has very good efficacy in multiple tumor xenograft models (human cancer cells engrafted into mice) in studies conducted by MSK.  Designated HuMab-5B1, this is a fully human full-length monoclonal antibody we discovered from the immune response of seven stage IV breast cancer patients who were being vaccinated in a Phase I trial in 2008 at MSK with one of our licensed vaccines.

We have conducted tissue microarray work (normal and cancer tissue samples placed on slides treated with the antibody to determine if an antibody binds to such tissue samples) with commercially available tissue samples of both normal and cancer tissues. The results of this work indicated that the HuMab-5B1 antibody bound to multiple types of epithelial tumors, including pancreatic, colon, bladder, ovarian, breast, and small cell lung cancer tissues. The antibody did not bind to normal tissues except for the exocrine cells at the ductal border of secretory cells (primarily cells in the gastrointestinal tract that face into the digestive system and not inward to the body) in epithelial tissues; those sites are less accessible to the immune system. This experimental work was confirmed in FDA mandated GLP tissue cross-reactivity studies done in both human and cynomolgus monkey tissues by an independent research organization. Both characteristics combined with the significant cytotoxicity demonstrated in in vitro testing led us to move to xenographic animal model testing. HuMab-5B1 has demonstrated in our pre-clinical studies good anti-tumor activity in a variety of animal models with multiple tumor types. Specifically, we have obtained positive results from animal models examining human pancreatic, colon, and small cell lung cancers.

We entered into a manufacturing agreement with Patheon Biologics LLC (f.k.a. Gallus BioPharmaceuticals) to manufacture clinical supplies of the antibody which were completed in 2015.  In May of 2015 we announced the results of our GLP toxicology study for the HuMab-5B1 antibody. We challenged non-human primates in an acute dose range finding study with multiple dose levels to assess drug pharmacokinetics, as well as with repeated doses of the antibody to identify any adverse toxicology signals.  These studies were conducted in the most relevant animal models with material produced by our GMP manufacturing partner.  The antibody as tested is representative of the clinical supply material.  The final report provided evidence that there were no significant adverse findings in the animal model which allowed the Company to move forward with our plan to enter the clinic in a Phase I study.  We submitted an IND for the therapeutic product in November of 2015 and on December 24, 2015, we received FDA authorization to initiate the Phase I study.  We plan to start patient enrollments in the first quarter of 2016 to determine the safety and pharmacokinetics (assessment of the distribution and metabolism of a drug) of the HuMab-5B1 antibody in patients with pancreatic cancer. We expect the preliminary results of our Phase I studies to be available in the third quarter 2016 with full Phase I results in early 2017.

HuMab-5B1 Imaging Program

Circulating biomarkers (substances released by certain cells that can be measured to assess if a patient has or is likely to have a particular type of cancer) such as CA19.9 are important clinical tools for early detection and diagnosis as well as monitoring of therapeutic progress and detection of tumor recurrence in oncology. However, false positive readings due to biomarker production from benign disorders in unrelated host tissues are a significant problem. We believe that probing the site(s) of biomarker secretion with an imaging tool could be a broadly useful strategy to enhance the fidelity of diagnosis and staging of cancers such as pancreatic ductal adenocarcinoma, or PDAC, a notoriously occult (difficult to diagnose and treat) cancer. Moreover, such a tool could guide patient stratification for directed therapeutic intervention, surgical planning and aide in the evaluation of tumor response to chemotherapy and radiation therapy. To address this opportunity clinically, together with Dr. Jason Lewis’ radiochemistry laboratory at MSK, we developed 89Zr- HuMab-5B1, a fully human, antibody-based radiotracer (combined antibody and radiolabel) targeting tumor-associated CA19.9. In preclinical studies, 89Zr- HuMab-5B1 localized to tumors in multiple models representing diseases with both undetectable and clinical relevant circulating CA19.9 serum levels. Among these, 89Zr- HuMab-5B1 detected tumor in an orthotopic model (xenograph model where human cancer cells are surgically implanted in the corresponding organ of the mouse) of PDAC, an elusive cancer for which the serum assay (actual test for a biomarker) is measured in a human, but with limited specificity in part because of the frequency of CA19.9 secretion from benign hepatic pathologies (certain non-cancer conditions such as inflammation causing the production of the target biomarkers resulting in a false reading). Of further note, in preliminary experiments, 89Zr- HuMab-5B1 showed better tumor specificity (targeting only a specific type of cancer cell) compared to the commonly used 2-deoxy-2-(18F)-fluoro-D-glucose, or FDG, imaging agent, which relies on increased tumor metabolism relative to nonmalignant cells, and is known to lack sensitivity and specificity in pancreas cancers and other slow growing cancers.

To facilitate the development of the HuMab-5B1 based antibody conjugated to a radiolabel as a novel PET imaging agent for pancreatic cancer, we applied for and received a development contract from NIH pursuant to which NIH may provide up to $1.75 million in non-dilutive funding for this project. On January 29, 2016, the FDA authorized us to proceed with the IND we filed on December 29, 2015. We intend to begin patient enrollments in a Phase I study in early 2016, and expect to have preliminary results by the third quarter 2016, with full Phase I results in 2017.

HuMab-5B1 Antibody Drug Conjugate

We observed in our clinical studies that certain types of cancer cells internalized the HuMab-5B1 antibody. These were primarily pancreatic cancer tumor types. We believe that this characteristic of the HuMab-5B1 antibody could be highly useful in constructing an antibody-drug conjugate. The development of antibody-drug conjugates is an area of intense competitive development with few companies capable of producing viable linker and toxin technologies that can be coupled with an antibody which, in this case, serves as the targeting mechanism. According to an analysis conducted utilizing the online database Global Data, over the last few years more than 21 technology access licensing deals worth more than $6 billion have been completed by biopharmaceutical companies to gain access to these technologies.

Other Research Collaborations

We were able to identify and form collaborations with Heidelberg Pharma GmbH, which has developed its own proprietary linker and toxin technology. For the collaboration, we were able to supply the HuMab-5B1 antibody and Heidelberg has conducted both in vitro and in vivo experiments demonstrating the significant potential utility of this combination. We are hoping to expand this collaboration and continue a joint development program to bring this new product to the clinic.

HuMab-5B1 Antibody Follow-On Product Opportunities

Under our collaboration with Rockefeller University’s Laboratory of Molecular Genetics and Immunology, we provided antibody material to Rockefeller for which it is exploring the mechanism of action of constant region (Fc) variants of the HuMab-5B1 in the role of tumor clearance.  We will supply additional research materials as requested by the university, which is evaluating ways to optimize the function.

Follow-on Antibody Products from Our Discovery Library

1B7 and 31F9 Antibody Program

We have discovered multiple fully-human antibodies to the antigen GD2, which is significantly over expressed on sarcoma, melanoma, and neuroblastoma. These are three related cancers classified as neuroectodermal cancers (sarcoma, melanoma, neuroblastoma). We discovered these antibodies by examining the immune response from more than 60 patients who participated in our sarcoma vaccine trial over the last three years. According to an article published in the New England Journal of Medicine by Alice L. Yu and colleagues in 2010, antibodies against GD2 have already been validated as effective therapeutic agents in a well-controlled Phase III clinical trial that produced statistically significant improvement in time to progression of disease in children suffering from neuroblastoma. Each of the two potential development candidates have specificity and affinity for the GD2 target and demonstrate significant ability to kill cancer cells that express GD2. Each antibody has a unique set of characteristics and, as part of the preclinical evaluation program, researchers at MSK will provide further in vitro and in vivo testing in multiple models of disease to help us decide which candidate to move forward toward clinical testing. We are currently targeting sarcoma as the primary indication for which we plan to develop an anti-GD2 antibody product.

Antibody Discovery

We have discovered and recombinantly expressed multiple fully human antibodies to eleven separate antigenic targets over expressed on multiple types of cancer. The antigenic targets are incorporated in various combinations making up the eight vaccines that were licensed from MSK and have been in at least Phase I clinical trials. To date, six separate vaccines have entered early stage clinical programs and we have received antibody discovery material from all patients who participated in five of the trials. Exclusive access to these patient samples is covered under separate licenses with MSK. We have discovered multiple antibodies to important cancer targets such as MUC1, GD3, GM2, Fucosyl-GM1, Globo-H, Tn, sTn, and TF. As we continue to raise additional capital and add capacity, it is our intention to begin moving these early product development candidates forward toward clinical evaluation.

Juno Option Agreement

In August 2014, MabVax Therapeutics entered into an option agreement with Juno Therapeutics, Inc. pursuant to which it granted Juno the option to obtain an exclusive, world-wide, royalty-bearing license authorizing Juno to develop, make, have made, use, import, have imported, sell, have sold, offer for sale and otherwise exploit certain patents MabVax Therapeutics developed with respect to fully human antibodies with binding specificity against human GD2 or sialyl-Lewis A antigens and certain MabVax Therapeutics controlled biologic materials. Juno may exercise its option to purchase the license until the earlier of June 30, 2016, or 90 days from the date MSK completes its research with respect to the patents in accordance with the terms of agreements by and between MSK and MabVax Therapeutics. As consideration for the grant of the exclusive option to purchase the license, Juno paid us a one-time up-front option fee of $10,000. If Juno exercises the option, we intend to negotiate terms of a license that could contain license fees, milestone payments, and royalty-based compensation, if an agreement is reached.

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

Newer Therapeutic Agents

According to Daniels’ article in the Advanced Practitioner, in spite of aggressive treatment, patients with unresectable pancreatic cancer have a median survival of 10 to 14 months and an estimated 1 in 4 patients who undergo pancreatic resection do not recover sufficiently from surgery to allow administration of systemic chemotherapy. Newer targeted agents have been studied in combination with gemcitabine but did not correlate with improved OS. However, according to Daniel, the combination of gemcitabine and erlotinib did improve overall survival from 5.91 months to 6.24 months and 1-year survival improved to 23% vs 17%. These results were not duplicated using multi-targeted kinase inhibitors. There are several ongoing trials combining additional chemotherapeutic agents with gemcitabine and early results show improvements in PFS and OS but come at a significant cost of increased adverse events. Nab-paclitaxel combined with gemcitabine has produced positive results in an early Phase II trial and those results were confirmed in a subsequent Phase III trial. Nab-paclitaxel is now approved for treatment of pancreatic cancer and the combination of gemcitabine and Nab-paclitaxel is considered first line therapy in many institutions.

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

Potential Market Opportunity for the Full Length Therapeutic Antibody HuMab-5B1

We believe there is a critical unmet medical need for new and better treatment for metastatic pancreatic and colon cancer. According to the National Cancer Institute’s SEER database, the five-year survival rate for patients with metastatic pancreatic cancer is just 1.8%. There are 43,000 new pancreatic cancer patients per year and more than half of them present at initial diagnosis with metastatic disease. According to the SEER database, the five-year survival rate for patients with metastatic colon cancer is only slightly better at 12%. According to the SEER database, while most of the 141,000 new patients can be treated successfully initially, almost half of all colon cancer patients will develop metastatic disease. Thus, adding the number of metastatic disease patients for these two cancers alone represent 96,000 new metastatic cancer patients per year. Using the cost of current antibody therapies as a baseline, the market potential for an annual patient population of 96,000 is in excess of $1 billion per year.

Pancreatic Cancer Imaging and Diagnosis

We believe that the radiolabeled HuMab-5B1 antibody represents the only human derived agent in development specifically aimed at improving imaging in pancreatic cancer. Since the antigen targeted by the HuMab-5B1 antibody is significantly and preferentially over expressed on metastatic pancreatic cancer, this development effort represents a potentially important step forward in the diagnosis, staging, and assessment of the majority of pancreatic cancer patients. We believe that the market opportunity for a HuMab-5B1antibody-based radiopharmaceutical is significant in multiple ways. The ability of physicians to accurately diagnose, stage, and assess treatment outcomes in pancreatic cancer would be very important. Accurate determinations on the extent of disease and resectability are essential to improve outcomes in this cancer. We believe almost all patients diagnosed with pancreatic cancer could potentially benefit from 89Zr-HuMab-5B1 scan. Accordingly, improvements in the sensitivity and specificity of one of the primary diagnostic tools could have a significant impact on clinical outcome.

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

Potential Market Opportunity for PET Imaging Agents

To our knowledge, the radiolabeled HuMab-5B1 antibody represents one of the only agents in development specifically aimed at improving imaging in pancreatic cancer. Since the antigen targeted by the HuMab-5B1 antibody is significantly and preferentially over expressed on metastatic pancreatic cancer, this development effort represents a potentially important step forward in the diagnosis, staging, and assessment of the majority of pancreatic cancer patients. Using an imaging agent that is specific for a pancreatic cancer antigen would be greatly preferable to an indirect marker that can produce false positive results in high metabolic rate tissues (tissues where there is an elevated metabolism of sugar due to a variety of causes including cancer) or a false negative in slow growing cancers. We believe that the market opportunity for a HuMab-5B1 antibody-based radiopharmaceutical is significant in multiple ways. First the ability of physicians to accurately diagnose, stage, and assess treatment outcomes in pancreatic cancer would be very important. Accurate determinations on extent of disease and resectability are essential to improving outcomes in this cancer. We believe improvements in the sensitivity and specificity of one of the primary diagnostic tools would be useful and that potentially almost all patients diagnosed with pancreatic cancer could benefit from a 89Zr-HuMab-5B1 antibody scan. Using existing utilization and reimbursement rates for the current standard of care product, FDG-PET, we believe annual revenues for a HuMab-5B1 antibody-based radiopharmaceutical could exceed $100 million per year. Since the regulatory pathway is less expensive and time consuming than a therapeutic agent, we believe that this companion diagnostic product opportunity will complement the full-length therapeutic antibody and antibody-drug conjugate products.

This project is also important to us because of the potential enablement of the full-length therapeutic antibody. The 89Zr-HuMab-5B1 antibody will be essential in the clinical development of the HuMab-5B1 antibody. It would help improve our understanding of the antibody’s in vivo behavior including the interaction with its critical disease target, mechanism of action, distribution, and potential toxicities. Just as important, we believe the 5 HuMab-B1 antibody-based radiopharmaceutical would enable physicians to identify patients with the greatest chance of benefiting from treatment with the antibody and that the HuMab-5B1Db-based radiopharmaceutical would enable accurate diagnosis, staging, and assessment of treatment outcome of a new antibody treatment for advanced pancreatic cancer.

License Agreement with MSK

We have licensed from MSK the exclusive world-wide developmental and commercial rights to receive biological materials from vaccinated clinical trial participants enrolled in any of the clinical trials involving the vaccines licensed to us, allowing us to discover human monoclonal antibody-based therapeutics. MSK has issued patents or has pending patent applications on the vaccine antigen conjugates, mixtures of vaccine antigen conjugates and methods of use. This patent portfolio includes 25 issued patents in the US and the rest of world along with 2 patent applications.  We own all monoclonal antibodies produced by the antibody discovery program and we generally file patent applications directed to these antibodies once their potential therapeutic utility has been sufficiently demonstrated in animal models. A United States and an international patent application for each of the anti-sLea antibodies and the anti GD2 antibodies described in this document has been filed.

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

Vaccine Program

We have licensed exclusive rights from MSK to exploit key aspects of the work of Dr. Livingston (who is also a member of our board of directors) and colleagues, who over the last 30 years have developed a series of monovalent (targeting a single tumor cell surface antigen) cancer vaccines against cancers of neuroectodermal and epithelial (breast, ovarian colon, pancreatic) origin as well as small cell lung cancer ( SCLC). These target molecules on malignant cells, known as carbohydrate antigens, are the most extensively expressed antigenic targets on the cell surface of these types of cancers and play a key role in tumor progression and metastasis. We expect to benefit from the years of work and significant expense already invested in the development and testing of the vaccines incorporating these antigens. Researchers at MSK have progressively developed highly immunogenic monovalent vaccines to each of the 11 validated target antigens that comprise the licensed vaccines. These monovalent vaccines or the combination of the monovalent forms into polyvalent vaccines (targeting multiple antigens) have been tested and refined not only in animal models but also in multiple clinical trials establishing immunogenicity, tolerability, and therapeutic utility. Our license agreement with MSK calls for MSK to complete all preclinical and Phase I clinical trial work at MSK’s expense at which point the Investigational New Drug Application, or IND, would be transferred to us for continued development.

Our lead cancer vaccines targeting recurrent sarcoma and ovarian cancer are currently in proof of concept Phase II multi-center clinical trials. Both trials are fully enrolled, and have received substantial federal grant monies to support their development.

Our Vaccines Intend to Address Recurrent Cancer, an Unmet Medical Need

Despite undergoing potentially curative surgical resection or combination therapy, a significant number of patients with cancer will have their cancer recur. Patients with recurrent cancer have a significantly lower survival rate and incur much higher medical costs compared to those whose disease does not recur. Multiple clinical studies have demonstrated that additional courses of chemotherapy or radiation in the adjuvant setting do not or only minimally improve outcomes for these patient groups. Thus, in the majority of cases, the current standard of care following treatment of metastatic disease and the achievement of disease-free status is watchful waiting. Sarcoma references: Potter DA, et al: J Clin Ohcol 3:353-66, 1985, Rizzoni WE, et al: Arch Surg 121:1248-52, 1986, Casson AG, et al: Cancer 69:662-8, 1992. Ovarian references: Armstrong DK, etal N Engl. J Med 354:34-43, 2006, Markman M, et al: J Clin Ohcol 22:3120-3125, 2004. Consequently, there is an unmet medical need for new treatments for recurrent disease.

Medical Solution and Rationale

According to the article Cancer Vaccines Targeting Carbohydrate Antigens published in Human Vaccines by Livingston and colleagues in 2006, the adjuvant setting is the ideal time for immune intervention and in particular for administration of monoclonal antibodies or cancer vaccines aimed at instructing the immune system to identify and kill the few remaining circulating cancer cells. We believe that passively administered or vaccine induced antibodies against selected cell surface antigens are ideally suited for eradication of free tumor cells and micrometastases. This is the role of antibodies against most infectious diseases, which has been accomplished against cancer cells in a variety of pre-clinical models and recent clinical trials. We also believe that if antibodies of sufficient titer can be administered or induced by vaccination against tumor antigens to eliminate tumor cells from the blood and lymphatic systems and to eradicate micrometastases, this could dramatically change the approach to treating the cancer patient. If successful, establishment of new metastasis would no longer be possible, so aggressive local therapies including surgery or radiation therapy, and intralesional (injection of cancer treatment directly into a tumor) treatments, combined with our immunotherapeutic agents could result in long-term control of metastatic cancers.

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

Previous Human Clinical Experience

There are an increasing number of clinical trials showing that passively administered monoclonal antibodies, or mAbs, against cell surface antigens such as HER2/neu, EGF receptor, VEGF, CD20, CD33 and CD52 have demonstrated clinical efficacy against human cancers and leukemias. Specifically, according to an article titled Adjuvant trastuzumab therapy for HER2-positive breast cancer published in Clinical Breast Cancer by Mohammad Jahanzeb there is evidence from a series of recently described clinical trials with Trastuzumab (Herceptin(R), against HER2/neu) used in breast cancer patients in the adjuvant setting confirming a striking recurrence free and overall survival advantage. This is a more dramatic response than seen with the same mAb used in the more advanced disease setting. Finally, naturally acquired or vaccine induced antibodies against cancer cell surface antigens such as GM2 and sTn have correlated with improved prognosis in several different clinical settings. Murine (mouse origin) monoclonal antibodies 3F8 against GD2 and R24 against GD3 have each induced clinical responses in a significant proportion of melanoma patients in the advanced disease setting. 3F8 and R24 are murine monoclonal antibodies and so can only be administered briefly before human anti-mouse antibodies, or HAMA, induction leads to decreased clinical availability.

There has been a significant amount of clinical work in the development of the monovalent and polyvalent versions of these cancer vaccines that stretches over two decades. In the Investigator’s Brochure portion of the INDs submitted to FDA on behalf of the sarcoma and ovarian cancer vaccine trials, we list the 30 Phase I clinical trials testing immunogenicity and tolerability of each of the monovalent vaccines to date. Refinements in antigen configuration, selection of carrier molecules, selection of adjuvant, vaccination schedules, and dose ranging have all lead to the optimal configuration of the current vaccines. According to Livingston’s article Cancer Vaccines Targeting Carbohydrate Antigens published in Human Vaccines, the current monovalent vaccines all induce an immune response of IgM and IgG antibodies capable of killing targeted cancer cells.

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

Sarcoma Vaccine

Background

Sarcomas are rare neoplasms (tumor that has caused a lump) that arise from the mesenchymal (connective tissue such as bone or cartilage) tissues of the body. According to the NCI’s website, in the United States, there are approximately 13,000 cases diagnosed each year, representing less than 1% of all new cancers. Of these sarcomas, roughly 80% originate from soft tissue, with the remainder originating from bone. Prognosis remains poor, with more than 5,000 patients in the United States dying of disease each year. The overall prevalence of sarcoma patients in the US is thought to be approximately 100,000. All incidence and survival data from National Cancer Institute SEER data.

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

Despite undergoing potentially curative surgical resection or combination therapy, according to an article titled Patterns of recurrence in patients with high-grade soft-tissue sarcomas. J Clin Oncol 3:353-66, 1985 by DA Potter and colleagues published in the Journal of Clinical Oncology, the majority of recurrent sarcoma patients die as a result of further recurrences. The overwhelming majority of pediatric patients ultimately succumb to their disease following the development of recurrent, chemoresistant disease, and their prognosis remains unacceptably poor despite aggressive multimodality treatment. The addition of chemotherapy to surgical resection has not been shown to improve outcome in adult sarcomas. Thus, in the majority of cases, the current standard of care following treatment of metastatic disease and the achievement of disease-free status is expectant management.

Sarcoma Vaccine Clinical Program

We initiated a randomized, multicenter, double-blind Phase II clinical trial in July of 2010. A total of 136 patients were enrolled. Patients who entered the study had stage IV metastatic disease and were cleared by surgery. Patients were vaccinated 10 times over 84 weeks and monitored throughout the study period. The study was powered to show a statistical improvement in both progression free survival (measured at the mid-point of the study) and overall survival. In October of 2013, the Company presented the mid-point results to the independent Drug Safety Monitoring Board, or DSMB. The DSMB concluded that there were no unanticipated or clinically worrisome safety concerns. Injection site reactions were the most common adverse events followed by fatigue, fever, and flu-like symptoms. In addition, the DSMB recommended that investigators and patients should remain blinded as to treatment assignment and the patients should continue to be followed to assess overall survival. In addition, given the acceptable safety profile observed in both arms of the study, the DSMB recommended that after investigators and patients are informed of the (blinded) results of this analysis and with their consent, the last of the patients still receiving vaccinations should be allowed to continue treatment.

In this study, the sarcoma vaccine elicited an antibody response intended to kill circulating tumor cells and micrometastases in all but one of the vaccinated patients. However, the DSMB concluded that the study did not reach statistical significance for its primary efficacy endpoint of a 50% improvement in time to recurrence. The study has not yet accumulated a sufficient number of events to evaluate the secondary endpoint of overall survival. Based on our discussions with the FDA prior to the initiation of the study, the overall survival endpoint will be considered the primary endpoint for the measurement of efficacy. As such we plan to follow all patients in the study until sufficient numbers of events (deaths) have occurred to allow analysis of this endpoint. We expect that the event threshold will be reached in late 2016 or early 2017.

Potential Commercial Opportunity

Sarcomas are a diverse group of malignant tumors that develop from fat, muscles, nerves, joints, blood vessels, bones, and deep skin tissues. Soft tissue sarcomas are more deadly in part due to the lack of detectable symptoms at early disease stages and prognosis remains poor, with more than 5,000 patients in the U.S. dying of disease each year according to the NCI. The NCI estimates 5-year survival rates of 60%. Additionally, according to the NCI, an article in CA: A Cancer Journal for Clinicians by A. Jemal published in 2006, and articles published by the American Cancer Society, the overall prevalence of sarcoma patients in the U.S. is thought to be approximately 100,000. Recurrence rates vary depending on the particular subtype of sarcoma but generally range from 30% to 50% and patients whose sarcoma recurs have a significantly poorer prognosis which declines even further as the number of recurrences increase over the course of the disease.

The current standard of care for patients who have been successfully treated for their cancer and rendered free of detectable disease is watchful waiting. According to The Lancet Oncology report in 2012, additional treatments of chemotherapy or radiation have not been proven to prevent or prolong the time to onset of cancer recurrence. Consequently, we anticipate that the sarcoma vaccine will be added as an additional treatment to the current treatment paradigm and not displace an existing treatment. We expect that patients who have experienced one or more recurrences will be the initial candidates for vaccine therapy. This would be consistent with the early clinical trials. Over time, as the product demonstrates utility, we anticipate that usage will migrate toward earlier and earlier treatment to include patients who have been diagnosed and treated for sarcoma but not yet experienced a recurrence in an effort to block the progress of the cancer at an earlier and more likely productive time period.

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

Ovarian cancers express a rich array of cell-surface antigens. These include carbohydrate epitopes such as GM2, Globo-H, Lewisy, sialyl Tn, or STn, Tn, Thompson Friedreich antigen, or TF, and mucin 1, or MUC1. According to an article titled Tumor cell reactivity mediated by IgM antibodies in sera from melanoma patients vaccinated with GM2 ganglioside covalently linked to KLH is increased by IgG antibodies. Cancer Immunol Immunother 43:324-30, 1997 publiched in Cancer Immunology Immunotherapy written by Dr. Livingston,, for the production of antibodies against defined cell-surface antigens such as these, the best approach has been described to include chemical conjugation of the antigen to a highly immunogenic carrier protein plus the use of a potent immunological adjuvant. The best carrier protein in our experience has been keyhole limpet hemocyanin (a sea creature such as a limpet or snail from which copper-based highly immunogenic blood is extracted), or KLH, and the best immunological adjuvant has been a saponin such as QS-21 or OPT-821. Pre-clinical data supports the hypothesis that polyvalent vaccines will likely be required due to tumor cell heterogeneity, heterogeneity of the human immune response, and the correlation between overall antibody titer against tumor cells and antibody effector mechanisms.

Ovarian Vaccine Clinical Program

A randomized, multicenter, double-blind Phase II clinical trial in ovarian cancer with a pentavalent (a vaccine that has multiple antigens) vaccine was initiated in July of 2010. While this vaccine was included in the group of vaccines exclusively licensed to us in 2008, a NIH grant award co-authored by Dr. Philip Livingston was made which fully funded the planned Phase II clinical trial. Management of the trial was assigned to the Gynecologic Oncology Group, or GOG. We contributed to the development of the Investigational New Drug Application (“IND”) and provided financial support for the manufacture of the clinical material. A total of 164 patients were enrolled. Patients who entered the study had metastatic ovarian cancer and have been treated with cytoreductive surgery and chemotherapy. They were in complete clinical remission as defined by CA-125 levels within normal, negative physical examination and no evidence of disease by CT scan. Patients were vaccinated 10 times over 84 weeks and monitored throughout the study period. The study was powered to show a statistical improvement in both progression free survival (measured at the mid-point of the study) and overall survival. The study has not achieved a sufficient number of events to trigger the mid-point analysis. Based on discussions with the principal investigator, the GOG plans to recommend that investigators and patients remain blinded as to treatment assignment and the patients should continue to be followed to assess overall survival. We anticipate that results from the overall survival endpoint will be announced in late 2016 or early 2017.

Potential Commercial Opportunity

We anticipate that the ovarian vaccine will be added as an additional treatment to the current treatment paradigm and not displace an existing treatment. We expect that patients who have experienced one or more recurrences will be the initial candidates for vaccine therapy. This would be consistent with the early clinical trials. Over time, as the product demonstrates utility, we anticipate that usage will migrate toward earlier treatment and larger numbers of patients.

Neuroblastoma Vaccine

Introduction and Overview

Neuroblastoma is the most common extra-cranial solid tumor in children. According to the NCI and an article in the Annals of Pharmacology by Kerry Parsons and colleagues in 2013, there are approximately 700 new cases per year in the United States so it is certainly an orphan disease. According to the NCI SEER data, patients with high risk features, defined by clinical and tumor biologic parameters at diagnosis have an expected survival of only 45% despite intensive induction chemotherapy (very high dose chemotherapy), surgical resection, myeloablative consolidation chemotherapy with stem cell support, radiation,(radiation doses intended to eliminate the immune system of the patient followed by stem cell reconstitution of the system) focal radiation (precise pin-point radiation doses) and post-consolidation treatment (chemotherapy treatment post resection), with 13-cis-retinoic acid, or cisRA, and anti-GD2 mAb ch14.18 immunotherapy. We believe that these results, plus the potentially severe toxicities of chemotherapy and radiotherapy, are compelling reasons for pursuing novel therapeutic approaches.

In particular we believe that there is a need for therapies that selectively eliminate neuroblastoma cells in the setting of minimal or limited amounts of residual disease following intensive induction therapy. According to an article titled Promising Therapeutic Targets in Neuroblastoma published in Clinical Cancer Research by Katherine Matthay and Alice L. Yu in 2012, neuroblastoma is unique in its abundant expression of the gangliosides GD2 and GD3. Each of these antigenic targets is an outstanding target for immune attack against neuroblastoma cells. In experimental animal studies conducted by Philip Livingston and Govinda Ragupathi, administered or vaccine-induced antibodies against GD2, GD3 and other cell surface antigens were able to eliminate micrometastasis in settings similar to the treatment of patients in complete remission but with a high likelihood of relapse. The basis for emphasis on a bivalent (having two antigens raising an immune response to two targets) vaccine containing each of these agents are tumor cell heterogeneity, heterogeneity of the human immune response and the correlation between overall antibody titer against the tumor cell surface and effector mechanisms such as opsonization, complement-dependent cytotoxicity (how antibodies marshal other immune system cells to kill the cells to which they have attached, or CDC, or antibody dependent cellular cytotoxicity, or ADCC.

In a Phase I trial of a bivalent vaccine containing GD2-KLH, GD3-KLH and escalating doses of saponin adjuvant co-administered with oral beta-glucan in children with neuroblastoma has been completed (Kushner, et. al.) Safety, immunogenicity and the optimal saponin adjuvant dose were determined and the vaccinated subjects in this study were noted to have an unexpectedly favorable outcome. We believe that this experience provides the rationale for undertaking a study in high-risk neuroblastoma subjects who are in second or subsequent complete remission or have only limited residual disease.

Results of a Recent Phase I Trial of Bivalent Vaccine in Combination with Oral ß-glucan

MSK carried out a Phase I trial in subjects with high-risk neuroblastoma to assess the toxicity of escalating doses of the immunological adjuvant OPT-821 in a bivalent vaccine containing fixed doses of GD2L and GD3L, each covalently attached to the immunological carrier protein KLH (Kushner, 2012). The study subjects were in second (or later) complete, very good partial, or partial remission. Subjects received seven subcutaneous injections over 52 weeks,

Thirteen of the 15 subjects received the entire 12 months of protocol treatment. No dose limiting toxicity was noted in any of the subjects. Most subjects had detectable anti-GD2 or anti-GD3 antibodies. Twelve remain relapse-free at 21+-36+ (median 29+) months. One had a focal relapse (recurrence of the cancer at a specific spot) (supraclavicular node) at 21 months. Two other subjects had early focal relapses (2.3 and 4.6 months). PFS was 87+9% at 12 months and 78+11% at 24 months. Overall survival is 100% (follow-up >22months). These results are in marked contrast to the expected relapse rate at 12 months of 50% to 60%.

Clinical Plan

We have received the Phase I portion of an SBIR grant for support in production of the clinical trial material required for a planned Phase II clinical trial. Because the market opportunity for a vaccine to treat recurrent neuroblastoma is very small, we have worked to bring in additional non-dilutive financing. We hope to expand the SBIR award to the Phase II portion of the grant which could offset $1 million in Phase II clinical expenses. We are currently evaluating the resource and capital requirements to file an IND to be able to initiate the Phase II clinical trial.  No timing can be given at this time regarding the filing of an IND.

Patents

We strive to protect the proprietary technology that we believe is important to our business, including seeking and maintaining patents intended to cover our vaccines and monoclonal antibody-based candidates, their methods of use and processes for their manufacture and any other inventions that are commercially important to the development of our business. We also rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

We are currently, as of March 1, 2016, the exclusive licensee, sole assignee or co-assignee of 11 granted United States patents, 3 pending United States patent applications, 14 international patents and 3 pending international patent applications.  The patents and patent applications include claims to vaccine antigen conjugates, mixtures of vaccine antigen conjugates that makeup polyvalent vaccine candidates, processes for their preparation and their use as a vaccine. Two of the pending patent applications in the United States and 2 international patent applications have claims to human anti-sLea and anti-GD2 monoclonal antibodies, nucleic acids encoding the human anti-sLea and anti-GD2 monoclonal antibodies, processes for their preparation and their use as therapeutic agents.

Our success will depend significantly on our ability to obtain and maintain patents and other proprietary protection for commercially important technology, inventions and know-how related to our business, defend and enforce our patents, maintain our licenses to use intellectual property owned by third parties, preserve the confidentiality of our trade secrets and operate without infringing the valid and enforceable patents and other proprietary rights of third parties. We also rely on know-how, continuing technological innovation and in-licensing opportunities to develop, strengthen, and maintain our proprietary position in the field of anti-fungal agents.

We believe that we have a sufficient intellectual property position and substantial know-how relating to the development and commercialization of our vaccine and monoclonal antibody-based candidates in the markets described herein, consisting of patents or patent applications that we have licensed from MSK or that we have filed ourselves. We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our technology.

Our objective is to continue to expand our intellectual property estate by filing patent applications directed to our vaccine and monoclonal antibody programs. We intend to pursue, maintain, and defend patent rights, whether developed internally or licensed from third parties, and to protect the technology, inventions, and improvements that are commercially important to the development of our business.

Government Regulation

In the United States, pharmaceutical products are subject to extensive regulation by the FDA. The Federal Drug and Cosmetic Act and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. The FDA has very broad enforcement authority and failure to abide by applicable regulatory requirements can result in administrative or judicial sanctions being imposed on us, including warning letters, refusals of government contracts, clinical holds, civil penalties, injunctions, restitution, disgorgement of profits, recall or seizure of products, total or partial suspension of production or distribution, withdrawal of approval, refusal to approve pending applications, and criminal prosecution.

FDA Approval Process

We believe that our product candidates will be regulated by the FDA as drugs. No manufacturer may market a new drug until it has submitted a New Drug Application, or NDA, to the FDA, and the FDA has approved it. The steps required before the FDA may approve an NDA generally include:

●	preclinical laboratory tests and animal tests conducted in compliance with FDA’s good laboratory practice requirements;

●	development, manufacture and testing of active pharmaceutical product and dosage forms suitable for human use in compliance with current good manufacturing practices, or GMP;

●	the submission to the FDA of an investigational new drug application, or IND, for human clinical testing, which must become effective before human clinical trials may begin;

●	adequate and well-controlled human clinical trials to establish the safety and efficacy of the product for its specific intended use(s);

●	the submission to the FDA of a New Drug Application, or NDA; and

●	FDA review and approval of the NDA.

Preclinical tests include laboratory evaluation of the product candidate, as well as animal studies to assess the potential safety and efficacy of the product candidate. The conduct of the pre-clinical tests must comply with federal regulations and requirements including good laboratory practices. We must submit the results of the preclinical tests, together with manufacturing information, analytical data and a proposed clinical trial protocol to the FDA as part of an IND, which must become effective before we may commence human clinical trials. The IND will automatically become effective 30 days after its receipt by the FDA, unless the FDA raises concerns or questions before that time about the conduct of the proposed trials. In such a case, we must work with the FDA to resolve any outstanding concerns before clinical trials can proceed. We cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such trials. The study protocol and informed consent information for patients in clinical trials must also be submitted to an institutional review board for approval. An institutional review board may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the institutional review board’s requirements or may impose other conditions.

Clinical trials involve the administration of the product candidate to humans under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control. Clinical trials are typically conducted in three sequential phases, though the phases may overlap or be combined. In Phase 1, the initial introduction of the drug into healthy human subjects, the drug is usually tested for safety (adverse effects), dosage tolerance and pharmacologic action, as well as to understand how the drug is taken up by and distributed within the body. Phase 2 usually involves studies in a limited patient population (individuals with the disease under study) to:

●	evaluate preliminarily the efficacy of the drug for specific, targeted conditions;

●	determine dosage tolerance and appropriate dosage as well as other important information about how to design larger Phase 3 trials; and

●	identify possible adverse effects and safety risks.

Phase 3 trials generally further evaluate clinical efficacy and test for safety within an expanded patient population. The conduct of the clinical trials is subject to extensive regulation, including compliance with good clinical practice regulations and guidance.

The FDA may order the temporary or permanent discontinuation of a clinical trial at any time or impose other sanctions if it believes that the clinical trial is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. We may also suspend clinical trials at any time on various grounds.

The results of the preclinical and clinical studies, together with other detailed information, including the manufacture and composition of the product candidate, are submitted to the FDA in the form of an NDA requesting approval to market the drug. FDA approval of the NDA is required before marketing of the product may begin in the U.S. If the NDA contains all pertinent information and data, the FDA will “file” the application and begin review. The FDA may “refuse to file” the NDA if it does not contain all pertinent information and data. In that case, the applicant may resubmit the NDA when it contains the missing information and data. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of new drug applications. Most such applications for non-priority drug products are reviewed within 10 months. The review process, however, may be extended by FDA requests for additional information, preclinical or clinical studies, clarification regarding information already provided in the submission, or submission of a risk evaluation and mitigation strategy. The FDA may refer an application to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. Before approving an NDA, the FDA will typically inspect the facilities at which the product candidate is manufactured and will not approve the product candidate unless GMP compliance is satisfactory. FDA also typically inspects facilities responsible for performing animal testing, as well as clinical investigators who participate in clinical trials. The FDA may refuse to approve an NDA if applicable regulatory criteria are not satisfied, or may require additional testing or information. The FDA may also limit the indications for use and/or require post-marketing testing and surveillance to monitor the safety or efficacy of a product. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.

The testing and approval process requires substantial time, effort and financial resources, and our product candidates may not be approved on a timely basis, if at all. The time and expense required to perform the clinical testing necessary to obtain FDA approval for regulated products can frequently exceed the time and expense of the research and development initially required to create the product. The results of preclinical studies and initial clinical trials of our product candidates are not necessarily predictive of the results from large-scale clinical trials, and clinical trials may be subject to additional costs, delays or modifications due to a number of factors, including difficulty in obtaining enough patients, investigators or product candidate supply. Failure by us to obtain, or any delay in obtaining, regulatory approvals or in complying with requirements could adversely affect the commercialization of product candidates and our ability to receive product or royalty revenues.

Other Regulatory Requirements

After approval, drug products are subject to extensive continuing regulation by the FDA, which include company obligations to manufacture products in accordance with Good Manufacturing Practice, or GMP, maintain and provide to the FDA updated safety and efficacy information, report adverse experiences with the product, keep certain records and submit periodic reports, obtain FDA approval of certain manufacturing or labeling changes, and comply with FDA promotion and advertising requirements and restrictions. Failure to meet these obligations can result in various adverse consequences, both voluntary and FDA-imposed, including product recalls, withdrawal of approval, restrictions on marketing, and the imposition of civil fines and criminal penalties against the NDA holder. In addition, later discovery of previously unknown safety or efficacy issues may result in restrictions on the product, manufacturer or NDA holder.

We and any manufacturers of our products are required to comply with applicable FDA manufacturing requirements contained in the FDA’s GMP regulations. GMP regulations require among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation. The manufacturing facilities for our products must meet GMP requirements to the satisfaction of the FDA pursuant to a pre-approval inspection before we can use them to manufacture our products. We and any third-party manufacturers are also subject to periodic inspections of facilities by the FDA and other authorities, including procedures and operations used in the testing and manufacture of our products to assess our compliance with applicable regulations.

With respect to post-market product advertising and promotion, the FDA imposes a number of complex regulations on entities that advertise and promote pharmaceuticals, which include, among others, standards for direct-to-consumer advertising, promoting drugs for uses or in patient populations that are not described in the drug’s approved labeling (known as “off-label use”), industry-sponsored scientific and educational activities, and promotional activities involving the internet. Failure to comply with FDA requirements can have negative consequences, including adverse publicity, enforcement letters from the FDA, mandated corrective advertising or communications with doctors, and civil or criminal penalties. Although physicians may prescribe legally available drugs for off-label uses, manufacturers may not market or promote such off-label uses.

Changes to some of the conditions established in an approved application, including changes in indications, labeling, or manufacturing processes or facilities, require submission and FDA approval of a new NDA or NDA supplement before the change can be implemented. An NDA supplement for a new indication typically requires clinical data similar to that in the original application, and the FDA uses the same procedures and actions in reviewing NDA supplements as it does in reviewing NDAs.

Adverse event reporting and submission of periodic reports is required following FDA approval of an NDA. The FDA also may require post-marketing testing, known as Phase 4 testing, risk minimization action plans and surveillance to monitor the effects of an approved product or place conditions on an approval that could restrict the distribution or use of the product.

Outside the United States, our ability to market a product is contingent upon receiving marketing authorization from the appropriate regulatory authorities. The requirements governing marketing authorization, pricing and reimbursement vary widely from jurisdiction to jurisdiction. At present, foreign marketing authorizations are applied for at a national level, although within the European Union registration procedures are available to companies wishing to market a product in more than one European Union member state.

We are also subject to various environmental, health and safety regulations including those governing laboratory procedures and the handling, use, storage, treatment, and disposal of hazardous materials. From time to time, and in the future, our operations may involve the use of hazardous materials.

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

We will require future additional capital infusions including public or private financing, strategic partnerships or other arrangements with organizations that have capabilities and/or products that are complementary to our own capabilities and/or products, in order to continue the development of our product candidates. However, there can be no assurances that we will complete any financings, strategic alliances or collaborative development agreements, and the terms of such arrangements may not be advantageous to us. Any additional equity financing will be dilutive to our current stockholders and debt financing, if available, may involve restrictive covenants. If we raise funds through collaborative or licensing arrangements, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize. Our failure to raise capital when needed could materially harm our business, financial condition and results of operations.

Additionally, we are prohibited from issuing any shares of common stock or securities convertible into common stock, enter into any equity line of credit or issue any floating or variable priced equity linked instrument without the consent of a certain recipient of Exchange Securities until the earlier to occur of: (a) April 1, 2017; (b) the date on which the Company has raised $10 million in equity financing; (c) the date on which the Company has closed one or more licensing agreements with corporate partners pursuant to which the Company is entitled to receive in total a minimum of $10,000,000 in initial licensing or equity investments under such agreements; and (d) the date on which shares of the Company's common stock are listed on a national securities exchange.  These arrangements may make it difficult for us to raise or borrow additional funds.

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

We have experienced net losses every year since our inception and, as of December 31, 2015, had an accumulated deficit of $60,601,778. Our auditors have included in their audit report a “going concern” explanatory paragraph as to substantial doubt as to our ability to continue as a going concern that assumes the realization of our assets and the satisfaction of our liabilities and commitments in the normal course of business. We anticipate continuing to incur substantial additional losses over at least the next several years due to, among other factors, expenses related to the following: conducting Phase I clinical trials with the HuMab-5B1 antibody, preclinical testing of follow-on antibody candidates, investor and public relations, SEC compliance efforts, anticipated research and development activities and the general and administrative expenses associated with each of these activities. We have not yet commercialized any product candidates. Our ability to attain profitability will depend upon our ability to develop and commercialize products that are effective and commercially viable, to obtain regulatory approval for the manufacture and sale of our products and to license or otherwise market our products successfully. We may never achieve profitability, and even if we do, we may not be able to sustain being profitable.

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

In connection with the clinical development of our product candidates, we face risks that:

●	the product candidate may not prove to be safe and efficacious;

●	patients may die or suffer serious adverse effects for reasons that may or may not be related to the product candidate being tested;

●
we may fail to maintain adequate records of observations and data from our clinical trials, to establish and maintain sufficient procedures to oversee, collect data from, and manage clinical trials, or to monitor clinical trial sites and investigators to the satisfaction of the FDA or other regulatory agencies;

●	the results of later-phase clinical trials may not confirm the results of earlier clinical trials; and

●	the results from clinical trials may not meet the level of statistical significance or clinical benefit-to-risk ratio required by the FDA or other regulatory agencies for marketing approval.

Only a small percentage of product candidates for which clinical trials are initiated receive approval for commercialization. Furthermore, even if we do receive regulatory approval to market a product candidate, any such approval may be subject to limitations such as those on the indicated uses for which we may market a particular product candidate.

Our management and our independent registered public accounting firm identified two material weaknesses in our internal control over financial reporting upon completion of our audit in May of 2014 that were not fully remediated as of December 31, 2014. We have implemented certain internal controls to address the material weaknesses, which no longer existed as of December 31, 2015.  However, our efforts to maintain an effective control environment may not be sufficient to prevent future significant deficiencies from occurring, which could adversely impact investor confidence and our stock price.
In connection with the audit of our financial statements as of and for the year ended December 31, 2014, our management and our independent registered public accounting firm identified two material weaknesses in our internal control over financial reporting relating to (1) the reporting of non-routine complex transactions and (2) the lack of segregation of duties. These material weaknesses were primarily the result of a limited number of employees in our accounting department. In June 2014, we added an assistant controller, a person dedicated solely to processing accounts payable, and another person dedicated to reviewing and reporting on clinical trials progress and expenses. In April 2015, the assistant controller was promoted to controller and we hired a Senior Director of Finance to take over some of the responsibilities of the controller and Chief Financial Officer, so that the Chief Financial Officer is able to perform review functions on significant transactions on a going forward basis. We believe that the additional resources and controls added helped ensure that the material weaknesses noted above have been resolved. During 2015 we hired an independent consulting firm to document, test and evaluate our internal controls.  Following the consulting firm’s review and discussion with management and the Audit Committee, we have concluded that the two material weaknesses in our internal control have been remediated as of December 31, 2015. Our management is responsible for maintaining an effective control environment, and implementing and testing our internal controls over financial reporting; and our efforts to maintain an effective control environment may not be sufficient to prevent future significant deficiencies from occurring.

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

We cannot predict whether we will encounter problems with any of our completed, ongoing or planned clinical trials that will cause us or any regulatory authority to delay or suspend those clinical trials or delay the analysis of data derived from them. A number of events, including any of the following, could delay the completion of our ongoing and planned clinical trials and negatively impact our ability to obtain regulatory approval for, and to market and sell, a particular product candidate:

●	conditions imposed on us by the FDA or another foreign regulatory authority regarding the scope or design of our clinical trials;

●	delays in obtaining, or our inability to obtain, required approvals from institutional review boards or other reviewing entities at clinical sites selected for participation in our clinical trials;

●	insufficient supply of our product candidates or other materials necessary to conduct and complete our clinical trials;

●	slow enrollment and retention rate of subjects in our clinical trials;

●	serious and unexpected drug-related side effects related to the product candidate being tested; and

●	delays in meeting manufacturing and testing standards required for production of clinical trial supplies.

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

We do not know whether our clinical trials will begin as planned, will need to be restructured, or will be completed on schedule, if at all. Delays in our clinical trials will result in increased development costs for our product candidates, and our financial resources may be insufficient to fund any incremental costs. In addition, if our clinical trials are delayed, our competitors may be able to bring products to market before we do and the commercial viability of our product candidates could be limited. In cases where an outside party, such as the NCI conducts a clinical trial on our behalf, we may not have direct involvement in discussions with the FDA regarding the factors discussed above.

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

Even if we receive regulatory approval to market a particular product candidate, the manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion, and record keeping related to the product will remain subject to extensive regulatory requirements. If we fail to comply with the regulatory requirements of the FDA and other applicable domestic and foreign regulatory authorities or discover any previously unknown problems with any approved product, manufacturer, or manufacturing process, we could be subject to administrative or judicially imposed sanctions, including:

●	restrictions on the products, manufacturers, or manufacturing processes;

●	warning letters;

●	civil or criminal penalties;

●	fines;

●	injunctions;

●	product seizures or detentions;

●	pressure to initiate voluntary product recalls;

●	suspension or withdrawal of regulatory approvals; and

●	refusal to approve pending applications for marketing approval of new products or supplements to approved applications.

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

Even if any of our product candidates obtain regulatory approval, they may not gain market acceptance among physicians, patients, and third-party payers. Physicians may decide not to recommend our treatments for a variety of reasons including:

●	timing of market introduction of competitive products;

●	demonstration of clinical safety and efficacy compared to other products;

●	cost-effectiveness;

●	limited or no coverage by third-party payers;

●	convenience and ease of administration;

●	prevalence and severity of adverse side effects;

●	restrictions in the label of the drug;

●	other potential advantages of alternative treatment methods; and

●	ineffective marketing and distribution support of its products.

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

As of March 1, 2016, we had a total of 15 full-time employees and two part-time employees. Our focus on limiting cash utilization requires us to manage and operate our business in a highly efficient manner. We cannot assure you that we will be able to retain adequate staffing levels to run our operations and/or to accomplish all of the objectives that we otherwise would seek to accomplish.

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

We do not own or operate manufacturing facilities for the production of clinical or commercial quantities of our product candidates, and we lack the resources and the capabilities to do so. As a result, we currently rely, and expect to rely for the foreseeable future, on third-party manufacturers to supply our product candidates. Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured our product candidates or products ourselves, including:

●	reliance on third-parties for manufacturing process development, regulatory compliance and quality assurance;

●	limitations on supply availability resulting from capacity and scheduling constraints of third-parties;

●	the possible breach of manufacturing agreements by third-parties because of factors beyond our control; and

●	the possible termination or non-renewal of the manufacturing agreements by the third-party, at a time that is costly or inconvenient to us.

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

We have been issued patents, applied for other patents, and intend on continuing to seek additional patent protection for our families of antibodies from our antibody development program, our vaccines, and other compounds that we discover.  However, any or all of such compounds or new uses may not be subject to effective patent protection. Further, the development of regimens for the administration of our vaccines, which involve specifications for the frequency, timing and amount of dosages, has been, and we believe may continue to be, important to our efforts, although those processes, as such, may not be patentable. In addition, our issued patents may be declared invalid or our competitors may find ways to avoid the claims in the patents.

Our commercial success will depend, in part, on our ability to obtain and maintain patent protection, protect our trade secrets and operate without infringing on the proprietary rights of others. Our commercial success will also depend, in part, on our ability to market our product candidates during the term of our patent protection.  For example, certain patents primarily in foreign countries within our portfolio expired in 2014 and can no longer be relied on for protection in those countries. As of March 1, 2016, we were the exclusive licensee, sole assignee or co-assignee of 11 granted United States patents, 3 pending United States patent applications, 14 international patents and 3 pending international patent applications.  The patent position of pharmaceutical and biotechnology firms like us are generally highly uncertain and involves complex legal and factual questions, resulting in both an apparent inconsistency regarding the breadth of claims allowed in United States patents and general uncertainty as to their legal interpretation and enforceability.  No absolute policy regarding the breadth of claims allowed in biopharmaceutical patents has emerged to date in the United States or in many foreign jurisdictions. Changes in either the patent laws or in interpretations of patent laws in the United States and foreign jurisdictions may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be enforced in the patents that we currently own or that may be issued from the applications we have filed or may file in the future or that we have licensed or may license from third parties, including MSK for the vaccine antigen patents. Further, if any patents we obtain or license are deemed invalid or unenforceable, it could impact our ability to commercialize or license our technology.  Thus, patent applications assigned or exclusively licensed to us may not result in patents being issued, any issued patents assigned or exclusively licensed to us may not provide us with competitive protection or may be challenged by others, and the current or future granted patents of others may have an adverse effect on our ability to do business and achieve profitability.

 The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

●
others may be able to make compounds that are similar to our vaccines and monoclonal antibody-based candidates and any future product candidates we may seek to develop but that are not covered by the claims of our patents;

●	if we encounter delays in our clinical trials, the period of time during which we could market our vaccines and monoclonal antibody-based candidates under patent protection would be reduced;
●	we might not have been the first to conceive, make or disclose the inventions covered by our patents or pending patent applications;
●	we might not have been the first to file patent applications for these inventions;
●	any patents that we obtain may be invalid or unenforceable or otherwise may not provide us with any competitive advantages; or
●	the patents of others may have a material adverse effect on our business.

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

We depend on license agreements with third-parties for certain intellectual property rights relating to our product candidates, including, but not limited to, the license of certain intellectual property rights from MSK. In general, our license agreements require us to make payments and satisfy performance obligations in order to keep these agreements in effect and retain our rights under them. These payment obligations can include upfront fees, maintenance fees, milestones, royalties, patent prosecution expenses, and other fees. These performance obligations typically include diligence obligations. If we fail to pay, be diligent or otherwise perform as required under our license agreements, we could lose the rights under the patents and other intellectual property rights covered by these agreements. If disputes arise under any of our in-licenses, including our in-licenses from MSK, we could lose our rights under these agreements. Any such dispute may not be resolvable on favorable terms, or at all. Whether or not any disputes of this kind are favorably resolved, our management’s time and attention and our other resources could be consumed by the need to attend to these disputes and our business could be harmed by the emergence of such a dispute.

If we lose our rights under these agreements, we might not be able to develop any related product candidates further, or following regulatory approval, if any, we might be prohibited from marketing or commercializing these product candidates. In particular, patents previously licensed to us might, after termination of an agreement, be used to stop us from conducting these activities.

We are dependent on MSK for the establishment of our intellectual property rights related to the vaccine program, and if MSK has not established our intellectual property rights with sufficient scope to protect our vaccine candidates, we may have limited or no ability to assert intellectual property rights to our vaccine candidates.

Under our agreement with MSK, MSK was responsible for establishing the intellectual property rights to the vaccine antigen conjugates, mixtures of vaccine antigen conjugates that make up polyvalent vaccine candidates and methods of use. As we were not responsible for the establishment of our intellectual property rights to these vaccine antigen conjugates, mixtures of vaccine antigen conjugates and methods of use, we have less visibility into the strength of our intellectual property rights to our vaccine candidates than if we had been responsible for the establishment of these rights. If MSK did not establish those rights so they are of sufficient scope to protect the vaccine candidates, then we may not be able to prevent others from using or commercializing some or all of our vaccine candidates, and others may be able to assert intellectual property rights in our vaccine candidates and prevent us from further pursuing the development and commercialization of our vaccine candidates.

We may not obtain exclusive rights to intellectual property created as a result of our strategic collaborative agreements.

We are party to collaborative research agreements with Heidelberg Pharma GmbH and Rockefeller University, and expect to enter into agreements with other parties in the future, each of which involve research and development efforts.  Under our existing agreements, we do not have exclusive rights to jointly developed intellectual property and would have to license the collaborative partner’s interest in the jointly developed intellectual property to obtain exclusive rights.  We may not be able to license our collaborative partner’s interest or license their interest at reasonable terms.  If we are unable to license their interest we would not have exclusive rights to the jointly developed intellectual property and, in some collaborations, the collaborative partner may be free to license their interest in the jointly developed intellectual property to a competitor.  In other collaborations, if we are unable to license the collaborative partner’s interest we may not have sufficient rights to practice the jointly developed intellectual property.  Such provisions to the jointly developed intellectual property may limit our ability to gain commercial benefit from some of or all of the intellectual property we jointly develop with our collaborative partners and may lead to costly or time-consuming disputes with parties with whom we have collaborative relationships over rights to certain innovations or with other third parties that may result from the activities of the collaborative arrangements.

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

Our restated certificate of incorporation, our amended and restated by-laws and Delaware law could deter a change of our management which could discourage or delay offers to acquire us; certain restrictions in our agreements with existing stockholders could also discourage or delay offers to acquire us.

Certain provisions of Delaware law and of our restated certificate of incorporation, as amended, and amended and restated by-laws, could discourage or make it more difficult to accomplish a proxy contest or other change in our management or the acquisition of control by a holder of a substantial amount of our voting stock. It is possible that these provisions could make it more difficult to accomplish, or could deter, transactions that stockholders may otherwise consider to be in their best interests or in our best interests. These provisions include:

●	establishing a classified board of directors requiring that members of the board be elected in different years, which lengthens the time needed to elect a new majority of the board;

●
authorizing the issuance of “blank check” preferred stock that could be issued by our board of directors to increase the number of outstanding shares or change the balance of voting control and thwart a takeover attempt;

●	prohibiting cumulative voting in the election of directors, which would otherwise allow for less than a majority of stockholders to elect director candidates;

●	limiting the ability of stockholders to call special meetings of the stockholders;

●	prohibiting stockholder action by written consent and requiring all stockholder actions to be taken at a meeting of our stockholders; and

●	establishing 90 to 120 day advance notice requirements for nominations for election to the board of directors and for proposing matters that can be acted upon by stockholders at stockholder meetings.

Additionally, the Company is prohibited from issuing any shares of common stock or securities convertible into common stock, enter into any equity line of credit or issue any floating or variable priced equity linked instrument without the consent of a certain recipient of Exchange Securities until the earlier to occur of: (a) April 1, 2017; (b) the date on which the Company has raised $10 million in equity financing; (c) the date on which the Company has closed one or more licensing agreements with corporate partners pursuant to which the Company is entitled to receive in total a minimum of $10,000,000 in initial licensing or equity investments under such agreements; and (d) the date on which shares of the Company's common stock are listed on a national securities exchange.  It is possible that these provisions could make it more difficult to accomplish, or could deter, transactions that stockholders may otherwise consider to be in their best interests or in our best interests.

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

Our common stock is deemed a “penny stock,” which would make it more difficult for our investors to sell their shares.

Our common stock is subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act. The penny stock rules generally apply to companies whose common stock is not listed on the NASDAQ Stock Market or other national securities exchange and trades at less than $4.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

Our stock price may be volatile, you may not be able to resell your shares at or above your purchase price.

Our stock prices and the market prices for securities of biotechnology companies in general have been highly volatile, with recent significant price and volume fluctuations, and may continue to be highly volatile in the future. For example, during the year ended December 31, 2015, our common stock traded between $0.61 per share and $4.94 per share. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock, some of which are beyond our control:

●	developments regarding, or the results of, our clinical trials;

●	announcements of technological innovations or new commercial products by our competitors or us;

●	our issuance of equity or debt securities, or disclosure or announcements relating thereto;

●	developments concerning proprietary rights, including patents;

●	developments concerning our collaborations;

●	publicity regarding actual or potential medical results relating to products under development by our competitors or us;

●	regulatory developments in the United States and foreign countries;

●	litigation;

●	economic and other external factors or other disaster or crisis; or

●	period-to-period fluctuations in our financial results.

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

The rights of our common stockholders are limited by and subordinate to the rights of the holders of Series D Preferred Stock and Series E Preferred Stock; these rights may have a negative effect on the value of shares of our common stock.

The holders of the Series D Preferred Stock and Series E Preferred Stock have rights and preferences generally superior to those of the holders of common stock. The existence of these superior rights and preferences may have a negative effect on the value of shares of our common stock. These rights are more fully set forth in the Series D certificate of designations and Series E certificate of designations, respectively, and include, but are not limited to the right to receive a liquidation preference, prior to any distribution of our assets to the holders of our common stock, in an amount equal to $0.01 per share or $1,915 for the Series D Convertible Preferred Stock and $0.01 per share or $333 for the Series E Convertible Preferred Stock.

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

Reverse Stock Split; Uplisting Risk.

On August 26, 2015, stockholders of the Company approved a proposal to grant the Board of Directors authority to effect a reverse stock split of the Company’s issued and outstanding common stock by a range of 1 share for every 2 shares of common stock outstanding and up to 1 share for every 4 shares of common stock outstanding. The Board of Directors has not determined a date for approving any reverse split. NASDAQ and other national securities exchanges require a minimum price per share of common stock for listing of the Company’s common stock and approval of a reverse split is in the discretion of the Board of Directors. Accordingly, the price of the Company’s common stock would have an impact on the Company’s ability to list or timing of such listing on any national securities exchange.

The number of shares of issued and outstanding common stock represents approximately 45% of our fully diluted shares of common stock.  Additional issuances of shares of common stock upon conversion and/or exercise of preferred stock, options to purchase common stock and warrants to purchase common stock will cause substantial dilution to existing stockholders.

At March 1, 2016, we had 29,211,272 shares of common stock issued and outstanding.  Up to an additional 21,662,200 shares may be issued upon conversion of our Series D and Series E Convertible Preferred Stock; 8,876,336 shares issuable upon exercise of warrants at a weighted average price of $1.33; 3,263,041 shares upon exercise of all outstanding options to purchase our common stock at an weighted average price of $2.36; and 2,300,850 shares issuable upon vesting of restricted stock units granted, which amounts include all reserves, resulting in a total of up to 65,313,699 shares that may be issued and outstanding, assuming conversion of all outstanding convertible preferred stock, and exercise of all outstanding option and warrants to purchase our common stock.  The issuance of any and all of the 36,102,427 shares issuable upon exercise or conversion of our outstanding convertible securities will cause substantial dilution to existing stockholders and may depress the market price of our common stock.

You may experience future dilution in the event of future equity offerings

We may in the future offer shares of our common stock or other securities convertible into or exchangeable for our common stock.  Although no assurances can be given that we will consummate a financing, in the event we do, or in the event we sell shares of common stock or other securities convertible into shares of our common stock in the future, additional and substantial dilution will occur.  In addition, investors purchasing shares or other securities in the future could have rights superior to our current shareholders.

Item 1B.	Unresolved Staff Comments.

None

Item 2.	Properties.

MabVax Therapeutics entered into a lease agreement in August 2012, with a lease term that ended on July 31, 2015, for 5,955 square feet of office space at 11588 Sorrento Valley Road in San Diego, California. Upon expiration of the lease in July 2015, prior to the availability of our new facility, we continued to lease this space on a month-to-month basis from August 2015 through January 2016 at the rate of $11,017 per month.

In September 2015 we entered into a lease agreement with AGP Sorrento Business Complex, L.P. for a lease of approximately 14,971 rentable square feet of office and research facilities located at 11535 Sorrento Valley Road, San Diego, California 92121 to serve as our corporate offices and laboratories.  Due to the fact that certain tenant improvements needed to be made to the premises before we could take occupancy, the facilities were not ready until early 2016. We moved from our previous facility at 11588 Sorrento Valley Road, into our new space in early February 2016.  Monthly rent commenced upon occupancy at $2.38 per square foot, totaling $35,631, and will escalate at an annual rate of 3% a year over the six-year term of the lease as set forth in the Lease.

Item 3.	Legal Proceedings.

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

On September 18, 2015, an Order and Final Judgment was entered by the Superior Court of the State of California, approving the settlement that was agreed upon by both parties and closing the case.  The Company anticipates that there will be no additional future expenses incurred in this action by the Company after the December 31, 2015 balance sheet date which would not be offset by insurance.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the OTCQB under the symbol “MBVX”. The following table sets forth the high and low sales prices for our common stock for each quarterly period within the two most recent fiscal years. All stock prices included in the following table are adjusted for the 1 for 8 reverse stock split which occurred on September 8, 2014.

	High	Low
2015
Quarter ended March 31, 2015	$2.67	$0.83
Quarter ended June 30, 2015	$4.94	$1.80
Quarter ended September 30, 2015	$2.82	$1.05
Quarter ended December 31, 2015	$1.12	$0.61
2014
Quarter ended March 31, 2014	$15.20	$9.52
Quarter ended June 30, 2014	$16.48	$9.68
Quarter ended September 30, 2014	$15.00	$5.00
Quarter ended December 31, 2014	$6.70	$1.51

Holders

As of March 1, 2016, there were 151 stockholders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company, or DTC. Shares of common stock that are held by financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one stockholder.

Dividends

We have never paid our stockholders cash dividends, and we do not anticipate paying any cash dividends in the foreseeable future as we intend to retain any earnings for use in our business. Any future determination to pay dividends will be at the discretion of our board of directors.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2015.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
Equity compensation plans approved by security holders	3,243,041	$2.36	2,970,012
Equity compensation plans not approved by security holders	—	N/A	—
Total	3,243,041		2,970,012

Item 6.	Selected Financial Data.

The information under this Item is not required to be provided by smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis in conjunction with “Item 8. Financial Statements and Supplementary Data” included in this Annual Report on Form 10-K, or Annual Report. Operating results are not necessarily indicative of results that may occur in future periods.

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

Overview

We have been engaged in the discovery, development and commercialization of proprietary human monoclonal antibody products and vaccines for the diagnosis and treatment of a variety of cancers. We have discovered a pipeline of human monoclonal antibody products based on the protective immune responses generated by patients who have been immunized against targeted cancers. Therapeutic vaccines under development were discovered at Memorial Sloan Kettering Cancer Center, or MSK, and are exclusively licensed to MabVax Therapeutics. We operate in only one business segment. We have incurred net losses since inception, and we expect to incur substantial losses for the foreseeable future as we continue our research and development activities. To date, we have funded operations primarily through government grants, the sale of preferred stock, equity securities, non-equity payments from collaborators and interest income. The process of developing our products will require significant additional research and development, preclinical testing and clinical trials, as well as regulatory approval. We expect these activities, together with general and administrative expenses, to result in substantial operating losses for the foreseeable future. We will not receive product revenue unless we, or our collaborative partners, complete clinical trials, obtain regulatory approval and successfully commercialize one or more of our products.

During the year ended December 31, 2015, our loss from operations was $18,124,895 and our net loss was $18,105,315. Net cash used in operating activities for the year ended December 31, 2015 was $10,525,182 and cash and cash equivalents at December 31, 2015 were $4,084,085. As of December 31, 2015, we had an accumulated deficit of $60,601,778.

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

2014 Merger Agreement

On July 8, 2014, we consummated a merger with MabVax Therapeutics, pursuant to which our subsidiary Tacoma Acquisition Corp. merged with and into MabVax Therapeutics, with MabVax Therapeutics surviving as our wholly owned subsidiary.

As a result of the consummation and upon the closing of the Merger, the former stockholders, option holders and warrant holders of MabVax Therapeutics were issued, based on the methodology set forth in the merger agreement (which excluded certain out-of-the-money convertible securities and calculated others on a net-exercise or cashless basis under the terms of the convertible securities), approximately 85% of the outstanding shares of our common stock on a fully diluted basis and our stockholders, option holders and warrant holders immediately prior to the Merger owned approximately 15% of the outstanding shares of our common stock on a fully diluted basis (such percentages calculated based on the methodology set forth in the merger agreement). As a result of the Merger, a change of control of MabVax Therapeutics Holdings occurred.

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

Reverse Stock Split, Name Change and Increase in Authorized Shares

On September 8, 2014, we amended our amended and restated articles of incorporation to change our name from “Telik, Inc.” to “MabVax Therapeutics Holdings, Inc.” and to increase the authorized number of our common shares from 100,000,000 to 150,000,000 and our authorized number of preferred shares from 5,000,000 to 15,000,000.  Also on September 8, 2014, we filed an amendment to our amended and restated articles of incorporation in order to effect a reverse split of our common stock on a 1-for-8 basis.

Shares of our common stock began to trade on the OTCQB marketplace on a post-split basis under the name “MabVax Therapeutics Holdings, Inc.” on September 10, 2014 under the new CUSIP number 55414P108. Commencing on October 10, 2014, shares of our common stock begin trading on the OTCQB marketplace under the trading symbol “MBVX.”

Clinical Product Development – Recent Updates

Phase I Clinical Trial of HuMab-5B1 – In December 2015, we received notice from the FDA authorizing the initiation a Phase I clinical trial with HuMab-5B1 as a therapeutic treatment for pancreatic cancer.  We expect to begin patient enrollment at investigational sites in the first quarter of 2016.  The Phase I trial will evaluate the safety, tolerability and pharmacokinetics of HuMab-5B1 as a single agent or in combination with a standard of care chemotherapy regimen in subjects with metastatic pancreatic cancer.  The first cohort of patients will be enrolled in a traditional dose escalation regimen to assess safety and determine the optimal dose of the antibody.  A second patient cohort will establish the safety and optimized dose of the antibody when administered with a standard of care chemotherapy.   Two additional patient cohorts will be administered the optimized dose of antibody as a single agent, or in combination with a standard of care chemotherapy regimen, for the treatment of patients with pancreatic cancer.

Phase I Clinical Trial of 89Zr-HuMab-5B1 – In December 2016, we filed an IND application with the FDA for 89Zr-HuMab-5B1, utilizing our fully human antibody product as a new generation PET scan cancer imaging agent.  In January 2016 we received FDA authorization to proceed with a Phase I clinical trial in patients with pancreatic cancer.  We plan to initiate the Phase I clinical trial in early 2016.  The 89Zr-HuMab-5B1 imaging agent has demonstrated high-resolution images of tumors in xenograft animal models, potentially making it an important new tool to aid in the diagnosis, monitoring and assessment of pancreatic cancer patients and an attractive companion diagnostic for the HuMab-5B1 therapeutic product. This second planned Phase I trial will evaluate the safety, pharmacokinetics and biodistribution of 89Zr-HuMab-5B1 in cancer patients.  The trial will also determine the ideal dose and conditions for an optimal PET scan image using the new imaging agent.

Vaccines – Our therapeutic vaccines were developed at MSK and are exclusively licensed to MabVax Therapeutics pursuant to agreements entered into by and between MabVax Therapeutics and MSK in 2008. These vaccines are administered in the adjuvant setting and have shown to elicit a protective antibody response in clinical studies. The antibodies are intended to seek out circulating tumor cells and micrometastases to kill them before they can cause cancer recurrence. Our lead cancer vaccines targeting recurrent sarcoma and ovarian cancer are currently in proof of concept Phase II multi-center clinical trials. Both trials have received substantial federal grant monies to support their development.

Preclinical Drug Product Development

Our lead antibody candidate, HuMab-5B1, is being developed as a therapeutic product and as a diagnostic imaging product. The antibody targets carbohydrate antigen sialyl Lewis, which is widely expressed on tumors of the gastrointestinal tract, including pancreatic, colon and stomach cancers, as well as ovarian, breast, and small cell lung cancers. We are also developing the HuMab-5B1 antibody conjugated to a radiolabel as a novel PET imaging agent to assist in the diagnosis of pancreatic cancer. The advanced preclinical study results of our work in tumor imaging using our HuMab-5B1 antibody conjugated to a radiolabel were published in the Journal of Nuclear Medicine. We subsequently applied for and received a contract from the National Institutes of Health (the “NIH”) for the development of the HuMab-5B1 based PET imaging agent. We also discovered and are developing multiple fully-human antibodies to the antigen GD2.

Results of Operations

Revenues

Revenues for the years ended December 31, 2015 and 2014 were $1,267,036 and $314,175, respectively, primarily from grant revenues. Future revenues will depend upon the extent to which we obtain approval of new grants or enter into new collaborative research agreements and the amounts of payments relating to such agreements.

	Years Ended December 31,		% change
	2015	2014	2014 to 2015
Revenues	$1,267,036	$314,175	303%

For the year ended December 31, 2015, MabVax Therapeutics recognized revenues of $1,267,036, as compared to $314,175 for the same period in the prior year. This increase was primarily due to more work performed on grant contracts in 2015 as compared to work performed on grants in 2014. Revenues earned in 2015 and 2014 were from different phases of the NIH Imaging Contract, which began on September 20, 2013 and continued in 2014 and 2015with a Phase II portion of the SBIR contract from NCI being awarded for $1.5 million.

Research and Development Expenses

Research and development expenses for the years ended December 31, 2015 and 2014 were $9,596,768 and $3,502,730, respectively. Our research and development costs consist primarily of clinical trial site costs, clinical data management and statistical analysis support, drug manufacture, storage and distribution, regulatory services and other outside services related to drug development.

	Years Ended December 31,		% change
	2015	2014	2014 to 2015
Research and development	$9,596,768	$3,502,730	174%

Total research and development expenses for the year ended December 31, 2015 increased by 174%, or $6,094,038, compared to the same period in 2014 were primarily related to GMP manufacturing development of our lead antibody candidate HuMab-5B1 at Patheon (f.k.a. Gallus BioPharmaceuticals), clinical consulting costs for use of outside experts in our antibody programs, cell line licensing costs during the quarter, increased staffing to support in-house management of patient monitoring for the sarcoma clinical trial, as well as increased stock based compensation costs due to annual grant to employees during the current quarter. Expenses in the same period a year ago were primarily for direct labor, supplies and third party costs in connection with the sarcoma vaccine trial, antibody manufacturing costs, as well as the initial contract expenses under the imaging contract with NIH.

Stock-based compensation expense included in research and development expenses for the years ended December 31, 2015 and 2014 was $929,633 and $163,019, respectively.

We expect our total research and development expenditures in the next twelve months to increase as we begin to fund the initial clinical study of HuMab-5B1 in humans intended to start in early 2016. Our current funds enable us to fund approximately the first half of phase I clinical trials for HuMab-5B1 until we receive interim clinical trial results. In the event we are unable to obtain sufficient funding for clinical development of HuMab-5B1, we will need to defer completion of clinical trials until such funding is in place. If we are unable to obtain additional funding for HuMab-5B1 to complete clinical development, our total research and development expenditures will decrease substantially until the additional funding is raised.

The process of conducting the clinical research necessary to obtain FDA approval is costly and time consuming. Current FDA requirements for a new human drug to be marketed in the United States include:

●	the successful conclusion of preclinical laboratory and animal tests, if appropriate, to gain preliminary information on the product’s safety;

●	filing with the FDA of an IND, to conduct initial human clinical trials for drug candidates;

●	the successful completion of adequate and well-controlled human clinical trials to establish the safety and efficacy of the product candidate; and

●
filing by the company and acceptance and approval by the FDA of an NDA for a product candidate to allow commercial distribution of the drug, which is beyond the scope of our financial resources.  We intend on licensing or selling the technology prior to filing an NDA.

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

General and Administrative Expenses

General and administrative expenses for the years ended December 31, 2015 and 2014 were $9,795,163 and $5,204,341, respectively.

	Years Ended December 31,		% change
	2015	2014	2014 to 2015
General and administrative	$9,795,163	$5,204,341	88%

The increase in general and administrative expenses of 88%, or $4,590,822 in 2015, compared to the same period in 2014, was primarily due to an increase of approximately $2,470,000 in business development expenses primarily related to restricted stock grants to consultants for services, $1,460,000 in investor relations expenses related to restricted stock grants, $782,000 in salaries and wages related to increased headcount primarily in finance and accounting areas, and $1,326,000 in employee benefit and stock based compensation costs.  The increase in general and administrative expenses was partially offset by lower legal costs of approximately $1,278,000 compared to the same period in the prior year primarily resulting from legal costs related to the merger being recorded in the previous year.

Stock-based compensation expense included in general and administrative expenses for the years ended December 31, 2015 and 2014 was $3,534,062 and $441,957, respectively.

We expect future general and administrative expenses to decrease in 2016 primarily as a result of lower anticipated stock based compensation expenses, partially offset by increased rent and facility expenses.

Interest Income and Interest Expense

	Years Ended December 31,		% change
	2015	2014	2014 to 2015
Interest and other income (expense), net	$(227)	$(379)	-40%

Interest and other income and expense, net was $227 and $379 for the years ended December 31, 2015 and 2014, respectively.

Warrant Liability

Change in fair value of warrant liability for the years ended December 31, 2015 and 2014 was 19,807 and $475,422, respectively. The decrease was mainly due to the restructuring the Company’s capital structure resulting in the elimination of the warrant liability as of December 31, 2015. We calculate the value of our warrant liability on a quarterly basis, or when other events and circumstances occur, using the Black-Scholes-Merton valuation model.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported revenues and expenses during the reporting periods. On an on-going basis, we evaluate our estimates and judgments related to our operating costs. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates under different assumptions or conditions.

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

Stock-based compensation. Our stock-based compensation programs include grants of stock options and restricted stock to employees, non-employee directors and non-employee consultants. Stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense, under the straight-line method, over the employee, non-employee director or non-employee consultant’s requisite service period (generally the vesting period of the equity grant).

We account for equity instruments, including stock options and restricted stock, issued to employees and non-employees in accordance with authoritative guidance for equity based payments. Stock options issued are accounted for at their estimated fair value determined using the Black-Scholes-Merton option-pricing model and restricted stock is accounted for using the grant date fair value of our common stock granted. The fair value of options and restricted stock granted to non-employees is re-measured as they vest, and the resulting increase in value, if any, is recognized as expense during the period the related services are rendered.

Warrant liability. We calculate the value of our warrant liability on a quarterly basis, or when other events and circumstances occur, using as a first step the Black-Scholes-Merton valuation model, taking into consideration the warrant exercise price, the probability of certain exercise price re-pricing scenarios, the market price for the common stock on the date of measurement, the risk-free interest rate, the dividend yield, the volatility of a comparable period in which the warrant may be exercised, and the remaining life of the warrant, and then as a second step we test our valuation for reasonableness based on settlement offers we have received from the holder of the warrant. If the settlement offer is within a reasonable period of time from when we do our calculation, and is not materially different from the value we recorded using the Black-Scholes-Merton model, then we retain the value established with our model. If the settlement offer were to reflect a materially different amount near the date of our calculation, then we would record the settlement offer.

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

The realization of our deferred tax assets is dependent upon our ability to generate sufficient future taxable income. We establish a valuation allowance when it is more-likely-than-not that the future realization of all or some of the deferred tax assets will not be achieved. The evaluation of the need for a valuation allowance is performed on a jurisdiction-by-jurisdiction basis, and includes a review of all available evidence, both positive and negative. As of December 31, 2015, MabVax Therapeutics concluded that it was more-likely-than-not that its deferred tax assets would not be realized, and a full valuation allowance has been recorded.

Liquidity and Capital Resources

From inception to December 31, 2015, we have financed our operations principally through net proceeds received from private equity and preferred stock financings, and grants through the NIH and SBIR programs. We have experienced negative cash flows from operations each year since our inception. As of December 31, 2015, we had an accumulated deficit of $60,601,778. We expect to continue to incur increased expenses, resulting in losses, over at least the next several years due to, among other factors, our continuing and planned clinical trials and anticipated research and development activities. We had cash and cash equivalents of $4,084,085 as of December 31, 2015.

	2015	2014
December 31:
Cash and cash equivalents	$4,084,085	$1,477,143
Working capital/(deficit)	$350,621	$(1,055,335)
Current ratio	1.07:1	0.64:1

December 31:
Cash provided by (used in):
Operating activities	$(10,525,182)	$(7,662,019)
Investing activities	$(78,416)	$1,452,476
Financing activities	$13,210,540	$7,332,432

Sources and Uses of Cash

Due to the significant research and development expenditures and the lack of any approved products to generate revenue, we have not been profitable and have generated operating losses since we incorporated in 1988. As such, we have funded our research and development operations through government grants and contracts, sales of equity, collaborative arrangements with corporate partners, and interest earned on investments. At December 31, 2015, we had available cash and cash equivalents of $4,084,085. Our cash and cash equivalents balances are held primarily in checking accounts. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk.

Cash Flows from Operating Activities. Cash used in operating activities for 2015 was $10,525,182 compared to $7,662,019 for the same period in 2014. Net loss of $18,105,315 in 2015 included non-cash charges of $4,463,695 for stock-based compensation and $21,360 in depreciation, partially offset by a $19,807 reduction in fair value of the Series B warrants. Cash used in 2014 resulted from net loss of $7,917,853 and included non-cash charges of $604,976 for stock-based compensation and $12,241 for depreciation, partially offset by a $475,422 reduction in fair value of the Series B warrants.

Cash Flows from Investing Activities. Cash provided by (used in) investing activities for 2015 was $(78,416) compared to $1,452,476 during the same period in 2014. Cash used in 2015 was primarily used to purchase property and equipment. Cash provided in 2014 was primarily from $1,497,283 in cash received in the Merger, offset by $44,807 used to purchase property and equipment.

Cash Flows from Financing Activities. Cash provided by financing activities for 2015 was $13,210,540 compared to $7,332,432 provided in 2014. Cash provided by financing activities in 2015 included $10,709,740 from net proceeds from the sale of common stock and warrants in a private placement completed in April 2015, as well as a public offering completed in October 2015 for $2,750,000. Cash provided by financing activities in 2014 included $2,884,333 from sales of our common stock, $2,973,655 from sales of preferred stock, and $1,472,502 from exercises of Series C-1 warrants.

Working Capital. Working capital increased to $350,621 at December 31, 2015 compared to a working capital deficit of $1,055,335 at December 31, 2014. The increase in working capital was primarily due an increase in the amount of capital raised from sales of our common stock and preferred stock partially offset by 2014 costs related to the completion of the merger and costs associated with becoming a public company.

After giving effect to the net proceeds received from the January 2016 Term Loan, we believe our cash and cash equivalents as of December 31, 2015 will be sufficient to fund our projected operating requirements through approximately September 2016. In order to continue our current and future operations and continue our clinical product development programs through 2016, we will depend on our ability to obtain additional funding in a timely manner or if at all. We are uncertain about our ability to raise sufficient funds to continue our existing operations beyond 2016. We continue to explore alternatives that could include partnerships involving one or more of our product candidates, licensing arrangements with one or more of our product development candidates, merger with or acquisition by another company, or some other arrangement through which the value of our assets to stockholders could be enhanced. We may raise funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently. Our failure to raise capital when needed could materially harm our business, financial condition and results of operations. See Risk Factors.

Our future capital uses and requirements depend on numerous factors, including the following:

●	the progress and success of preclinical studies and clinical trials of our product candidates;

●	the progress and number of research programs in development;

●	the costs associated with conducting Phase I and II clinical trials;

●	the costs and timing of obtaining regulatory approvals;

●	our ability to establish, and the scope of, any new collaborations;

●	our ability to meet the milestones identified in our collaborative agreements that trigger payments;

●	the costs and timing of obtaining, enforcing and defending our patent and intellectual property rights; and

●	competing technological and market developments.

Future Contractual Obligations

MabVax Therapeutics had rental payment obligations under an operating lease that expired on July 31, 2015 related to its facility at 11588 Sorrento Valley Road. During the quarter ended December 31, 2015, the Company continued to occupy the current premises and continued the lease on a month-to month basis.

On September 2, 2015, the Company entered into a lease (the “Lease”) with AGP Sorrento Business Complex, L.P., for certain premises consisting of a total of approximately 14,971 square feet of office and laboratory space in buildings located at 11535-11585 Sorrento  Valley Rd., San Diego, California, to serve as the Company’s corporate offices and laboratories (the “New Premises”). Due to the fact that certain tenant improvements needed to be made to the New Premises before the Company could occupy the New Premises, the term of the Lease commenced on February 5, 2015. The Lease terminates six years after such term commencement date, unless earlier terminated in accordance with the Lease. Pursuant to the terms of the Lease, the monthly base rent will be $35,631, subject to annual increases as set forth in the Lease.

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

We anticipate that we will continue to incur substantial net losses into the foreseeable future as we: (i) initiate in the first quarter 2016 Phase I clinical trials planned for our stand-alone therapeutic HuMab 5b-1 and our PET imaging agent 89Zr-HuMab-5B1, (ii) continue to conduct preclinical development activities related to other product development candidates in our library, and (iii) monitor patients in clinical trials that have already completed their treatment regimens. Based on management’s assumptions for continuing to develop its existing pipeline of products without additional funding, we expect we will have sufficient funds to meet our obligations through September 2016.

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

a) Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

For the year ended December 31, 2014, we identified two material weaknesses in our internal controls over financial reporting and have taken measures in 2015 to mitigate both material weaknesses. In June 2014, we hired an Assistant Controller to prepare many of the accounting transactions so that the Chief Financial Officer is in a position to timely review the transactions in preparation for issuing the financial statements. In April 2015, the Assistant Controller was promoted to controller and we hired a Senior Director of Finance to take over some of the responsibilities of the controller and Chief Financial Officer, so that the Chief Financial Officer is able to perform review functions on significant transactions on a going forward basis. In July 2015, we hired a Staff Accountant further enabling us to enhance controls by segregating certain additional responsibilities within the accounting function.  Also in 2015, we hired an independent consultant to document, test and evaluate our internal controls.

b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, as a process designed by, or under the supervision of, a company’s principal executive and principal financial officer and effected by the our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

(2)         provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made in accordance with authorizations of management and directors of the company; and

(3)         provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible enhancements to controls and procedures.

We conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our principal executive officer and principal financial officer conclude that, at December 31, 2015, our internal control over financial reporting was effective.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded that, other than as discussed above, there were no such changes during the quarter ended December 31, 2015.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information responsive to this Item will be included in our definitive proxy statement relating to our 2016 annual meeting of stockholders to be filed by us with the Securities and Exchange Commission no later than 120 days after the close of our fiscal year ended December 31, 2015 and is incorporated herein by reference.

Item 11.	Executive Compensation.

Information responsive to this Item will be included in our definitive proxy statement relating to our 2016 annual meeting of stockholders to be filed by us with the Securities and Exchange Commission no later than 120 days after the close of our fiscal year ended December 31, 2015 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information responsive to this Item will be included in our definitive proxy statement relating to our 2016 annual meeting of stockholders to be filed by us with the Securities and Exchange Commission no later than 120 days after the close of our fiscal year ended December 31, 2015 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information responsive to this Item will be included in our definitive proxy statement relating to our 2016 annual meeting of stockholders to be filed by us with the Securities and Exchange Commission no later than 120 days after the close of our fiscal year ended December 31, 2015 and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information responsive to this Item will be included in our definitive proxy statement relating to our 2016 annual meeting of stockholders to be filed by us with the Securities and Exchange Commission no later than 120 days after the close of our fiscal year ended December 31, 2015 and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The following documents are filed as part of this Annual Report:

1.	Financial Statements. Our consolidated financial statements and the Report of Independent Registered Public Accounting Firm are included in Part IV of this Report on the pages indicated:

2.	Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

3.	Exhibits:

Exhibit No.	Description	Form	Filing Date/Period End	Exhibit Number

2.1	Agreement and Plan of Merger and Reorganization, dated May 12, 2014, between the Company, Tacoma Acquisition Corp., Inc. and MabVax Therapeutics, Inc.	8-K	5/12/2014	2.1

2.2	Amendment No.1, dated as of June 30, 2014, by and between the Company and MabVax Therapeutics, Inc.	8-K	7/1/2014	2.1

2.3	Amendment No.2 to the Agreement and Plan of Merger, dated July 7, 2014, by and among the Company, Tacoma Acquisition Corp. and MabVax Therapeutics, Inc.	8-K	7/9/2014	2.1

3.1	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock	8-K	9/3/2014	3.1

3.2	Amended and Restated Certificate of Incorporation	8-K	9/9/2014	3.1

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8-K	9/9/2014	3.2

3.4	Amended and Restated Bylaws	8-K	12/14/2007	3.2

3.5	Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock	8-K	3/26/2015	3.1

3.6	Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock	10-K	3/31/2015	3.8

4.1	Securities Purchase Agreement, dated as of February 12, 2014, between MabVax Therapeutics, Inc. and the purchasers set forth on the signature pages thereto including that certain Amendment No. 1 to Securities Purchase Agreement, dated as of May 12, 2014, between MabVax Therapeutics, Inc. and the persons and entities identified on the signature pages thereto	8-K	5/12/2014	10.3

4.2	Registration Rights Agreement, dated as of February 12, 2014, between MabVax Therapeutics, Inc. and the persons and entities identified on the signature pages thereto	8-K	5/12/2014	10.2

4.3	Form of Exchange Agreement	8-K	9/3/2014	10.1

4.4	Form of Waiver Letter	8-K	9/3/2014	10.2

4.5	Form of Common Stock Certificate	S-1	9/29/2014	4.1

4.6	Form of Waiver Extension Letter	8-K	9/30/2014	10.1

4.7	Form of Subscription Agreement, dated March 31, 2015, between the Company and the subscribers set forth on the signature pages thereto	10-K	3/31/2015	4.11

4.8	Form of Common Stock Purchase Warrant	10-K	3/31/2015	4.12

4.9	Form of Registration Rights Agreement, dated March 31, 2015, between the Company and the persons and entities identified on the signature pages thereto	10-K	3/31/2015	4.13

4.10	Form of Secured Promissory Note	8-K	1/19/2016	4.1

4.11	Form of Warrant	8-K	1/19/2016	4.2

10.1	Separation Agreement and Release, dated May 12, 2014, between Michael M. Wick and the Company	8-K	5/12/2014	10.4

10.2	Separation Agreement and Release, dated May 12, 2014, between William P. Kaplan and the Company	8-K	5/12/2014	10.5

10.3	Separation Agreement and Release, dated May 12, 2014, between Steven R. Schow and the Company	8-K	5/12/2014	10.6

10.4	Separation Agreement and Release, dated May 12, 2014, between Wendy K. Wee and the Company	8-K	5/12/2014	10.7

10.5	Michael Wick Resignation Letter, dated July 7, 2014	8-K	7/9/2014	99.1

10.6	Edward W. Cantrall Resignation Letter, dated July 7, 2014	8-K	7/9/2014	99.2

10.7	Steven R. Goldring Resignation Letter, dated July 7, 2014	8-K	7/9/2014	99.3

10.9	Richard B. Newman Resignation Letter, dated July 7, 2014	8-K	7/9/2014	99.4

10.10	Employment Agreement, dated July 1, 2014, by and between MabVax Therapeutics, Inc. and J. David Hansen	10-Q	8/8/2014	10.9

10.11	Employment Agreement, dated July 1, 2014, by and between MabVax Therapeutics, Inc. and Gregory P. Hanson	10-Q	8/8/2014	10.10

10.12	Employment Agreement, dated July 1, 2014, by and between MabVax Therapeutics, Inc. and Wolfgang W. Scholz, Ph.D.	10-Q	8/8/2014	10.11

10.13	Securities Purchase Agreement, dated July 8, 2014, by and between MabVax Therapeutics, Inc. and certain institutional investors set forth therein	10-Q	8/8/2014	10.12

10.14	Form of Indemnification Agreement	8-K	9/9/2014	10.1

10.15	Second Amended and Restated MabVax Therapeutics Holdings, Inc. 2014 Employee, Director and Consultant Equity Incentive Plan	10-K	3/31/2015	10.15

10.16	Non-Employee Director Compensation Policy	10-Q/A	8/12/2015	10.1

10.17	Standard Industrial Net Lease, dated as of May 23, 2008, by and between MabVax Therapeutics, Inc. and Sorrento Square	10-Q/A	8/12/2015	10.2

10.18	First Amendment to that Standard Industrial Net Lease, dated May 6, 2010, by and between MabVax Therapeutics, Inc. and Sorrento Square	10-Q/A	8/12/2015	10.3

10.19	Second Amendment to that Standard Industrial Net Lease, dated August 1, 2012, by and between the Company and Sorrento Square	10-Q/A	8/12/2015	10.4

10.20	Employment Agreement, dated July 21, 2014, 2014, by and between MabVax Therapeutics, Inc. and Paul Maffuid, Ph.D.	10-Q/A	8/12/2015	10.5

10.21	Development and Manufacturing Services Agreement, dated April 15, 2014, by and between MabVax Therapeutics, Inc. and Gallus BioPharmaceuticals NJ, LLC	10-Q/A	8/12/2015	10.6

10.22	Exclusive License Agreement for “Polyvalent Conjugate Vaccines for Cancer” (SK#14491), dated as of June 30, 2008, by and between MabVax Therapeutics, Inc. and Sloan-Kettering Institute for Cancer Research	10-Q/A	8/12/2015	10.7

10.23	Research and License Agreement, dated as of April 7, 2008, by and between MabVax Therapeutics, Inc. and Sloan-Kettering Institute for Cancer Research	10-Q/A	8/12/2015	10.8

10.24	Exclusive License to Unimolecular Antibodies, dated October 13, 2011, by and between MabVax Therapeutics, Inc. and Sloan-Kettering Institute for Cancer Research	10-Q/A	8/12/2015	10.9

10.25	Option Agreement, dated August 29, 2014, by and between MabVax Therapeutics, Inc. and Juno Therapeutics, Inc.	10-Q/A	8/12/2015	10.10

10.26	SBIR Contract from National Cancer Institute	10-Q/A	8/12/2015	10.

10.27	Form of Exchange Agreement (Series A-1 Preferred Stock and Series A-1 Warrants).	8-K	3/26/2015	10.1

10.28	Form of Exchange Agreement (Series B Preferred Stock and Series B Warrants).	8-K	3/26/2015	10.2

10.29	2008 Equity Incentive Plan	10-K	3/31/2015	10.29

10.30	Form of Option Agreement, 2008 Equity Incentive Plan	10-K	3/31/2015	10.30

10.31	Form of Lockup Agreement dated as of April 3, 2015	8-K	4/6/2015	10.3

10.32	Consulting Agreement with The Del Mar Consulting Group, Inc. and Alex Partners, LLC dated as of April 5, 2015	8-K	4/6/2015	10.4

10.33	Form of Escrow Deposit Agreement dated as of April 14, 2015	8-K	4/15/2015	10.1

10.34	Form of Amendment Agreement to Registration Rights Agreement	8-K	6/10/2015	10.1

10.35	Amendment to Escrow Deposit Agreement dated June 22, 2015	8-K	6/24/2015	10.1

10.36	Letter Agreement dated June 30, 2015 between MabVax Therapeutics, Inc. and OPKO Health, Inc.	8-K	7/1/205	10.1

10.37	Form of Proposed Lease Agreement with AGP Sorrento Business Complex, L.P	S-1	8/25/2015	10.37

10.38	Form of Amendment Agreement No. 2 to Registration Right s Agreement	8-K	8/4/2015	10.1

10.39	Non-Employee Director Compensation Policy	10-Q/A	8/12/2015	10.1

10.41	Standard Industrial Net Lease, dated as of May 23, 2008, by and between MabVax Therapeutics, Inc. and Sorrento Square	10-Q/A	8/12/2015	10.2

10.42	First Amendment to that Standard Industrial Net Lease, dated May 6, 2010, by and between MabVax Therapeutics, Inc. and Sorrento Square	10-Q/A	8/12/2015	10.3

10.43	Second Amendment to that Standard Industrial Net Lease, dated August 1, 2012, by and between the Company and Sorrento Square	10-Q/A	8/12/2015	10.4

10.44	Employment Agreement, dated July 21, 2014, by and between MabVax Therapeutics, Inc. and Paul Maffuid, Ph.D.	10-Q/A	8/12/2015	10.5

10.45	Development and Manufacturing Services Agreement, dated April 15, 2014, by and between MabVax Therapeutics, Inc. and Gallus BioPharmaceuticals NJ, LLC	10-Q/A	8/12/2015	10.6

10.46	Exclusive License Agreement for “Polyvalent Conjugate Vaccines for Cancer” (SK#14491), dated as of June 30, 2008, by and between MabVax Therapeutics, Inc. and Sloan-Kettering Institute for Cancer Research	10-Q/A	8/12/2015	10.7

10.47	Research and License Agreement, dated as of April 7, 2008, by and between MabVax Therapeutics, Inc. and Sloan-Kettering Institute for Cancer Research	10-Q/A	8/12/2015	10.8

10.48	Exclusive License to Unimolecular Antibodies, dated October 13, 2011, by and between MabVax Therapeutics, Inc. and Sloan-Kettering Institute for Cancer Research	10-Q/A	8/12/2015	10.9

10.49	Option Agreement, dated August 29, 2014, by and between MabVax Therapeutics, Inc. and Juno Therapeutics, Inc.	10-Q/A	8/12/2015	10.10

10.50	SBIR Contract from National Cancer Institute	10-Q/A	8/12/2015	10.11

10.51	Lease by and between AGP Sorrento Business Complex, L.P., and MabVax Therapeutics Holdings, Inc., dated as of September 2, 2015	8-K	9/3/2015	10.1

10.52	Form of Amendment Agreement No.3 to Registration Rights Agreement	8-K	10/13/2015	10.1

10.53	Loan and Security Agreement dated as of January 15, 2016	8-K	1/19/2016	10.1

10.54*	Form of Amendment Agreement

11.1	Statement of per share earnings	S-1	9/29/2014	11.1

21.1	Subsidiaries of the Registrant	S-1	9/29/2014	21.1

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive data file
*	Filed herewith

MABVAX THERAPEUTICS HOLDINGS, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 14, 2016

MABVAX THERAPEUTICS HOLDINGS, INC

By:	/s/ J. David Hansen
J. David Hansen
President and Chief Executive Officer (Principal executive officer)

By:	/s/ Gregory P. Hanson
Gregory P. Hanson
Chief Financial Officer (Principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. David Hansen	Chairman of the Board, President and Chief Executive Officer	March 14, 2016
J. David Hansen	(Principal executive officer)

/s/ Gregory P. Hanson	Chief Financial Officer	March 14, 2016
Gregory P. Hanson	(Principal financial and accounting officer)

/s/ J. Kenneth M. Cohen	Director	March 14, 2016
Kenneth M. Cohen

/s/ Jeffrey F. Eisenberg	Director	March 14, 2016
Jeffrey F. Eisenberg

/s/ J. Robert E. Hoffman	Director	March 14, 2016
Robert E. Hoffman

/s/ Phillip O. Livingston	Director	March 14, 2016
Philip O. Livingston, M.D.

/s/ Paul V. Maier	Director	March 14, 2016
Paul V. Maier

/s/ J. Jeffrey V. Ravetch	Director	March 14, 2016
Jeffrey V. Ravetch, M.D., Ph.D.

/s/ Thomas C. Varvaro	Director	March 14, 2016
Thomas C. Varvaro

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
MabVax Therapeutics Holdings, Inc.

We have audited the accompanying consolidated balance sheets of MabVax Therapeutics Holdings, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, redeemable convertible preferred stock, convertible preferred stock and stockholders’ equity (deficit), and cash flows for the years then ended. MabVax Therapeutics Holdings, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MabVax Therapeutics Holdings, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ CohnReznick LLP

San Diego, California
March 14, 2016

MABVAX THERAPEUTICS HOLDINGS, INC.
Consolidated Balance Sheets
	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$4,084,085	$1,477,143
Grants receivable	757,562	84,344
Prepaid expenses	419,751	334,629
Other current assets	47,586	14,675
Total current assets	5,308,984	1,910,791
Property and equipment, net	135,486	57,053
Goodwill	6,826,003	6,826,003
Other long-term assets	126,654	11,017
Total assets	$12,397,127	$8,804,864
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,002,497	$1,313,247
Accrued compensation	562,755	230,381
Accrued clinical operations and site costs	391,041	494,110
Accrued lease contingency fee	590,504	590,504
Other accrued expenses	411,566	245,421
Warrant liability	—	92,463
Total current liabilities	4,958,363	2,966,126
Commitments and contingencies
Redeemable convertible preferred stock:
MabVax Therapeutics Holdings Series B redeemable convertible preferred stock, 1,250,000 shares authorized, none and 1,250,000 issued and outstanding as of December 31, 2015 and 2014, respectively, with a liquidation preference of $2,627,123 as of December 31, 2014	—	1,838,025
Total redeemable convertible preferred stock	—	1,838,025
Stockholders’ equity (deficit):
Series A-1 convertible preferred stock, 2,763,000 shares authorized, none and 1,593,389 shares issued and outstanding as of December 31, 2015 and 2014, respectively, with a liquidation preference of $2,860,233 as of December 31, 2014	—	4,029,576
Series C convertible preferred stock, 200,000 shares authorized, none and 96,571 shares issued and outstanding as of December 31, 2015 and 2014, respectively, with no liquidation preference	—	966
Series D convertible preferred stock, $0.01 par value, 1,000,000 shares authorized, 191,491 and no shares issued and outstanding as of December 31, 2015 and 2014, respectively, with a liquidation preference of $1,915 as of December 31, 2015	1,915	—
Series E convertible preferred stock, $0.01 par value, 100,000 shares authorized, 33,333 and no shares issued and outstanding as of December 31, 2015 and 2014, respectively, with a liquidation preference of $333 as of December 31, 2015	333	—
Common stock, $0.01 par value; 150,000,000 shares authorized as of December 31, 2015, 28,391,072 and 2,802,867 shares issued and outstanding as of December 31, 2015 and 2014, respectively	283,911	28,029
Additional paid-in capital	67,754,383	24,492,450
Accumulated deficit	(60,601,778)	(24,550,308)
Total stockholders’ equity	7,438,764	4,000,713
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$12,397,127	$8,804,864

See Accompanying Notes to Consolidated Financial Statements.

MABVAX THERAPEUTICS HOLDINGS, INC.
Consolidated Statements of Operations

	For the Years Ended December 31,
	2015	2014
Revenues:
Grants	$1,267,036	$304,175
Other	—	10,000
Total revenues	1,267,036	314,175

Operating costs and expenses:
Research and development	9,596,768	3,502,730
General and administrative	9,795,163	5,204,341
Total operating costs and expenses	19,391,931	8,707,071
Loss from operations	(18,124,895)	(8,392,896)
Interest and other income (expense)	(227)	(379)
Change in fair value of warrant liability	19,807	475,422
Net loss	(18,105,315)	(7,917,853)
Deemed dividend on Series A-1 preferred stock	(9,017,512)	(2,214,911)
Deemed dividend on Series A-1 warrant	(179,411)	—
Deemed dividend on Series B preferred stock	(8,655,998)	—
Accretion of preferred stock dividends	(93,234)	(444,992)
Net loss allocable to common stockholders	$(36,051,470)	$(10,577,756)
Basic and diluted net loss per share	$(1.82)	$(9.51)
Shares used to calculate basic and diluted net loss per share	19,844,875	1,112,481

See Accompanying Notes to Consolidated Financial Statements.

MABVAX THERAPEUTICS HOLDINGS, INC.
Consolidated Statements of Redeemable Convertible Preferred Stock, Convertible Preferred Stock and Stockholders’ Equity (Deficit)

	Redeemable Convertible Preferred Stock
	MabVax Series A		MabVax Series B		MabVax Series C-1		Series B
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Total
Balance at December 31, 2013	956,240	$5,787,906	891,485	$6,737,276	—	$—	—	$—	$12,525,182
Exercise of Series B warrant in January at $0.01 per share	—	—	194,281	1,942	—	—	—	—	1,942
Conversion of $240,000 in accounts payable into 44,466 shares of common stock on February 12, 2014	—	—	—	—	—	—	—	—	—
Issuance of MabVax Series C-1 preferred stock in February at $0.84 per share, net of issuance costs of $126,345	—	—	—	—	3,697,702	2,973,655	—	—	2,973,655
Deemed dividend related to beneficial conversion feature of MabVax Series C-1 preferred	—	—	—	—	—	2,214,911	—	—	2,214,911
Issuance of common stock at $9.32 per share, net of issuance costs of $156,303 in June and July	—	—	—	—	—	—	—	—	—
Reclassification of Series A and Series B to equity in June	(956,240)	(5,787,906)	(1,085,766)	(6,739,218)	—	—	—	—	(12,527,124)
Conversion of Series A to common stock on July 8, 2014	—	—	—	—	—	—	—	—	—
Conversion of Series B to common stock on July 8, 2014	—	—	—	—	—	—	—	—	—
Accretion of redemption value for Series C-1 to July 8, 2014	—	—	—	—	—	99,200	—	—	99,200
Exercise of Series C-1 warrant on July 7, 2014	—	—	—	—	1,827,979	1,472,502	—	—	1,472,502
Accretion of redemption value for Series C-1 warrant to July 8, 2014	—	—	—	—	—	47,120	—	—	47,120
Conversion of Series C-1 into Series A-1 on July 8, 2014	—	—	—	—	(5,525,681)	(6,807,388)	—	—	(6,807,388)
Accretion of redemption value for Series A-1 from July 8 to December 31, 2014	—	—	—	—	—	—	—	—	—

Acquisition of MabVax Therapeutics Holdings (f.k.a. Telik, Inc.) at exchange ratio of 2.223284 shares of MabVax Therapeutics Holdings for every share of MabVax, including 4,205,411 common and 1,250,000 Series B preferred stock outstanding in July	—	—	—	—	—	—	1,250,000	1,710,902	1,710,902
Accretion of redemption value for Series B from May 12, 2014	—	—	—	—	—	—	—	127,123	127,123
Exchange of common stock for Series C on September 3, 2014	—	—	—	—	—	—	—	—	—
Elimination of fractional shares resulting from Reverse Split on September 8, 2014	—	—	—	—	—	—	—	—	—
Shares issued in connection with exercise of warrants on a cashless basis in September and October	—	—	—	—	—	—	—	—	—
Conversion of Series A-1 into common stock from November 13 to December 31, 2014	—	—	—	—	—	—	—	—	—
Conversion of Series C into common stock from October to December 2014	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—
Balance at December 31, 2014	—	—	—	—	—	—	1,250,000	1,838,025	1,838,025
Conversion of Series A-1 into common stock on January 10 and February 25, 2015	—	—	—	—	—	—	—	—	—
Conversion of Series C into common stock on January 10, 2015	—	—	—	—	—	—	—	—	—
Conversion of Series B into common stock between March 3 and March 20, 2015	—	—	—	—	—	—	(106,437)	(160,380)	(160,380)
Accretion of redemption value for Series A-1 from January 1 to March 25, 2015	—	—	—	—	—	—	—	—	—
Accretion of redemption value for Series B from January 1 to March 25, 2015	—	—	—	—	—	—	—	45,485	45,485
Deemed dividend related to exchange of common stock for Series A-1, Series A-1 Warrants, and Series B on March 25, 2015	—	—	—	—	—	—	—	8,655,998	8,655,998

Exchange of Series A-1 and Series A-1 Warrants into common and Series D on March 25, 2015	—	—	—	—	—	—	—	—	—
Exchange of Series B into Common and Series D on March 25, 2015	—	—	—	—	—	—	(1,143,563)	(10,379,128)	(10,379,128)
Private Placement Issuance of 6,661,000 shares at $0.75 per share, net of issuance costs of $281,023 on March 31, 2015	—	—	—	—	—	—	—	—	—
Issuance of additional common stock in March 2015 under common stock Purchase Agreement in relation to financing on July 7, 2014	—	—	—	—	—	—	—	—	—
Private Placement Issuance of 5,624,998 shares at $0.75 per share, net of issuance costs of $387,127 on April 10, 2015	—	—	—	—	—	—	—	—	—
Private Placement Issuance of 33,333 shares at $75 per share of Series E Preferred Stock on April 10, 2015	—	—	—	—	—	—	—	—	—
Issuance of restricted common stock in April 2015 for services	—	—	—	—	—	—	—	—	—
Issuance of restricted common stock to former board member on April 3, 2015 upon termination	—	—	—	—	—	—	—	—	—
Conversion of Series D Preferred Stock to common stock	—	—	—	—	—	—	—	—	—
Stock option exercise	—	—	—	—	—	—	—	—	—
Shares issued in connection with exercise of warrants on a cashless basis	—	—	—	—	—	—	—	—	—
Elimination of warrant liability in exchange transaction	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—
Balance at December 31, 2015	—	$—	—	$—	—	$—	—	$—	$—

See Accompanying Notes to Consolidated Financial Statements.

MABVAX THERAPEUTICS HOLDINGS, INC.
Consolidated Statements of Redeemable Convertible Preferred Stock, Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Convertible Preferred Stock
	MabVax Series A		MabVax Series B		Series A-1		Series C
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2013	—	$—	—	$—	—	$—	—	$—
Exercise of Series B warrant in January at $0.01 per share	—	—	—	—	—	—	—	—
Conversion of $240,000 in accounts payable into 44,466 shares of common stock on February 12, 2014	—	—	—	—	—	—	—	—
Issuance of MabVax Series C-1 preferred stock in February at $0.84 per share, net of issuance costs of $126,345	—	—	—	—	—	—	—	—
Deemed dividend related to beneficial conversion feature of MabVax Series C-1 preferred	—	—	—	—	—	—	—	—
Issuance of common stock at $9.32 per share, net of issuance costs of $156,303 in June and July	—	—	—	—	—	—	—	—
Reclassification of Series A and Series B to equity in June	956,240	5,787,906	1,085,766	6,739,218	—	—	—	—
Conversion of Series A to common stock on July 8, 2014	(956,240)	(5,787,906)	—	—	—	—	—	—
Conversion of Series B to common stock on July 8, 2014	—	—	(1,085,766)	(6,739,218)	—	—	—	—
Accretion of redemption value for Series C-1 to July 8, 2014	—	—	—	—	—	—	—	—
Exercise of Series C-1 warrant on July 7, 2014	—	—	—	—	—	—	—	—
Accretion of redemption value for Series C-1 warrant to July 8, 2014	—	—	—	—	—	—	—	—
Conversion of Series C-1 into Series A-1 on July 8, 2014	—	—	—	—	2,762,841	6,807,388	—	—
Accretion of redemption value for Series A-1 from July 8 to December 31, 2014	—	—	—	—	—	171,549	—	—
Acquisition of MabVax Therapeutics Holdings (f.k.a. Telik, Inc.) at exchange ratio of 2.223284 shares of MabVax Therapeutics Holdings for every share of MabVax, including 4,205,411 common and 1,250,000 Series B preferred stock outstanding in July	—	—	—	—	—	—	—	—
Accretion of redemption value for Series B from May 12, 2014	—	—	—	—	—	—	—	—
Exchange of common stock for Series C on September 3, 2014	—	—	—	—	—	—	118,970	1,190
Elimination of fractional shares resulting from reverse split on September 8, 2014	—	—	—	—	—	—	—	—

Shares issued in connection with exercise of warrants on a cashless basis in September and October	—	—	—	—	—	—	—	—
Conversion of Series A-1 into common stock from November 13 to December 31, 2014	—	—	—	—	(1,169,452)	(2,949,361)	—	—
Conversion of Series C into common stock from October to December 2014	—	—	—	—	—	—	(22,399)	(224)
Stock-based compensation	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—
Balance at December 31, 2014	—	—	—	—	1,593,389	4,029,576	96,571	966
Conversion of Series A-1 into common stock on January 10 and February 25, 2015	—	—	—	—	(64,019)	(162,968)	—	—
Conversion of Series C into common stock on January 10, 2015	—	—	—	—	—	—	(96,571)	(966)
Conversion of Series B into common stock between March 3 and March 20, 2015	—	—	—	—	—	—	—	—
Accretion of redemption value for Series A-1 from January 1 to March 25, 2015	—	—	—	—	—	47,749	—	—
Accretion of redemption value for Series B from January 1 to March 25, 2015	—	—	—	—	—	—	—	—
Deemed dividend related to exchange of common stock for Series A-1, Series A-1 Warrants, and Series B on March 25, 2015	—	—	—	—	—	9,196,923	—	—
Exchange of Series A-1 and Series A-1 Warrants into common and Series D on March 25, 2015	—	—	—	—	(1,529,370)	(13,111,280)	—	—
Exchange of Series B into common and Series D on March 25, 2015	—	—	—	—	—	—	—	—
Private Placement Issuance of 6,661,000 shares at $0.75 per share, net of issuance costs of $281,023 on March 31, 2015	—	—	—	—	—	—	—	—
Issuance of additional common stock in March 2015 under common stock Purchase Agreement in relation to financing on July 7, 2014	—	—	—	—	—	—	—	—
Private Placement Issuance of 5,624,998 shares at $0.75 per share, net of issuance costs of $387,127 on April 10, 2015	—	—	—	—	—	—	—	—
Private Placement Issuance of 33,333 shares at $75 per share of Series E Preferred Stock on April 10, 2015	—	—	—	—	—	—	—	—

Issuance of restricted common stock in April 2015 for services	—	—	—	—	—	—	—	—
Issuance of restricted common stock to former board member on April 3, 2015 upon termination	—	—	—	—	—	—	—	—
Conversion of Series D Preferred Stock to common stock	—	—	—	—	—	—	—	—
Stock option exercise	—	—	—	—	—	—	—	—
Shares issued in connection with exercise of warrants on a cashless basis	—	—	—	—	—	—	—	—
Elimination of warrant liability in exchange transaction	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—
Balance at December 31, 2015	—	$—	—	$—	—	$—	—	$—

See Accompanying Notes to Consolidated Financial Statements.

MABVAX THERAPEUTICS HOLDINGS, INC.
Consolidated Statements of Redeemable Convertible Preferred Stock, Convertible Preferred Stock and Stockholders’ Equity (Deficit)

	Series D & E Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

	Shares	Amount	Shares	Amount
Balance at December 31, 2013	—	$—	230,503	$2,305	$607,913	$(13,972,552)	$(13,362,334)
Exercise of Series B warrant in January at $0.01 per share	—	—	—	—	—	—	—
Conversion of $240,000 in accounts payable into 44,466 shares of common stock on February 12, 2014	—	—	44,466	445	239,555	—	240,000
Issuance of MabVax Series C-1 preferred stock in February at $0.84 per share, net of issuance costs of $126,345	—	—	—	—	—	—	—
Deemed dividend related to beneficial conversion feature of MabVax Series C-1 preferred	—	—	—	—	—	(2,214,911)	(2,214,911)
Issuance of common stock at $9.32 per share, net of issuance costs of $156,303 in June and July	—	—	326,264	3,263	2,881,070	—	2,884,333
Reclassification of Series A and Series B to equity in June	—	—	—	—	—	—	12,527,124
Conversion of Series A to common stock on July 8, 2014	—	—	265,749	2,657	5,785,249	—	—
Conversion of Series B to common stock on July 8, 2014	—	—	301,746	3,017	6,736,201	—	—
Accretion of redemption value for Series C-1 to July 8, 2014	—	—	—	—	—	(99,200)	(99,200)
Exercise of Series C-1 warrant on July 7, 2014	—	—	—	—	—	—	—
Accretion of redemption value for Series C-1 warrant to July 8, 2014	—	—	—	—	—	(47,120)	(47,120)
Conversion of Series C-1 into Series A-1 on July 8, 2014	—	—	—	—	—	—	6,807,388
Accretion of redemption value for Series A-1 from July 8 to December 31, 2014	—	—	—	—	—	(171,549)	—

Acquisition of MabVax Therapeutics Holdings (f.k.a. Telik, Inc.) at exchange ratio of 2.223284 shares of MabVax Therapeutics Holdings for every share of MabVax, including 4,205,411 common and 1,250,000 Series B preferred stock outstanding in July	—	—	572,858	5,729	4,699,997	—	4,705,726
Accretion of redemption value for Series B from May 12, 2014	—	—	—	—	—	(127,123)	(127,123)
Exchange of common stock for Series C on September 3, 2014	—	—	(148,713)	(1,487)	297	—	—
Elimination of fractional shares resulting from Reverse Split on September 8, 2014	—	—	—	—	(293)	—	(293)
Shares issued in connection with exercise of warrants on a cashless basis in September and October	—	—	488,659	4,887	(4,887)	—	—
Conversion of Series A-1 into common stock from November 13 to December 31, 2014	—	—	693,335	6,933	2,942,428	—	—
Conversion of Series C into common stock from October to December 2014	—	—	28,000	280	(56)	—	—
Stock-based compensation			—	—	604,976	—	604,976
Net loss	—	—	—	—	—	(7,917,853)	(7,917,853)
Balance at December 31, 2014	—	—	2,802,867	28,029	24,492,450	(24,550,308)	4,000,713
Conversion of Series A-1 into common stock on January 10 and February 25, 2015	—	—	38,456	384	162,584	—	—
Conversion of Series C into common stock on January 10, 2015	—	—	120,714	1,207	(241)	—	—
Conversion of Series B into common stock between March 3 and March 20, 2015	—	—	276,883	2,769	157,611	—	160,380
Accretion of redemption value for Series A-1 from January 1 to March 25, 2015	—	—	—	—	—	(47,749)	—
Accretion of redemption value for Series B from January 1 to March 25, 2015	—	—	—	—	—	(45,485)	(45,485)

Deemed dividend related to exchange of common stock for Series A-1, Series A-1 Warrants, and Series B on March 25, 2015	—	—	—	—	—	(17,852,921)	(8,655,998)
Exchange of Series A-1 and Series A-1 Warrants into common and Series D on March 25, 2015	117,583	1,176	2,213,407	22,134	13,087,970	—	—
Exchange of Series B into common and Series D on March 25, 2015	120,573	1,206	324,095	3,241	10,374,681	—	10,379,128
Private Placement Issuance of 6,661,000 shares at $0.75 per share, net of issuance costs of $281,023 on March 31, 2015	—	—	6,661,000	66,610	4,648,116	—	4,714,726
Issuance of additional common stock in March 2015 under common stock Purchase Agreement in relation to financing on July 7, 2014	—	—	88,093	881	(881)	—	—
Private Placement Issuance of 5,624,998 shares at $0.75 per share, net of issuance costs of $387,127 on April 10, 2015	—	—	5,624,998	56,250	3,775,372	—	3,831,622
Private Placement Issuance of 33,333 shares at $75 per share of Series E Preferred Stock on April 10, 2015	33,333	333	—	—	2,499,667	—	2,500,000
Issuance of restricted common stock in April 2015 for services	—	—	1,831,500	18,315	1,894,135	—	1,912,450
Issuance of restricted common stock to former board member on April 3, 2015 upon termination	—	—	20,000	200	45,800	—	46,000
Conversion of Series D Preferred Stock to common stock	(46,665)	(467)	4,666,500	46,665	(46,198)	—	—
Stock option exercise	—	—	2,779	28	772	—	800
Shares issued in connection with exercise of warrants on a cashless basis	—	—	1,219,780	12,198	(12,198)	—	—
Elimination of warrant liability in exchange transaction	—	—	—	—	72,656	—	72,656
Issuance of shares in registered offering in October 2015, net of issuance costs	—	—	2,500,000	25,000	2,138,392	—	2,163,392
Stock-based compensation	—	—	—	—	4,463,695	—	4,463,695
Net loss	—	—	—	—	—	(18,105,315)	(18,105,315)
Balance at December 31, 2015	224,824	$2,248	28,391,072	$283,911	$67,754,383	$(60,601,778)	$7,438,764

See Accompanying Notes to Consolidated Financial Statements.

MABVAX THERAPEUTICS HOLDINGS, INC.
Consolidated Statements of Cash Flows
	For the Years Ended December 31,
	2015	2014
Operating activities
Net loss	$(18,105,315)	$(7,917,853)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,360	12,241
Stock-based compensation	4,463,695	604,976
Change in fair value of warrants	(19,807)	(475,422)
Issuance of restricted common stock for services	1,958,450	—
Increase (decrease) in operating assets and liabilities excluding effects of the Merger:
Grants receivable	(673,218)	(84,344)
Other receivables	2,275	28,316
Prepaid expenses and other	(199,377)	(117,004)
Accounts payable	1,631,305	1,246,270
Accrued clinical operations and site costs	(103,069)	(279,413)
Accrued compensation	332,374	(789,014)
Other accrued expenses	166,145	109,228
Net cash used in operating activities	(10,525,182)	(7,662,019)
Investing activities
Purchases of property and equipment	(78,416)	(44,807)
Proceeds from acquisition of Telik, Inc.	—	1,497,283
Net cash provided by (used in) investing activities	(78,416)	1,452,476
Financing activities
Issuances of preferred stock, net of issuance costs	2,500,000	2,973,655
Proceeds from exercise of MabVax Series B warrant	—	1,942
Proceeds from exercise of MabVax Series C-1 warrants	—	1,472,502
Proceeds from exercise of stock options	800	—
Proceeds from issuance of common stock, net of issuance costs	10,709,740	2,884,333
Net cash provided by financing activities	13,210,540	7,332,432
Net change in cash and cash equivalents	2,606,942	1,122,889
Cash and cash equivalents at beginning of year	1,477,143	354,254
Cash and cash equivalents at end of year	$4,084,085	$1,477,143
Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$1,600	$800
Supplemental disclosures of non-cash investing and financing information:
Deemed dividend on beneficial conversion feature for preferred stock	$17,852,921	$2,214,911
Goodwill on acquisition of Telik, Inc.	$—	$6,826,003
Warrant liability upon acquisition of Telik, Inc.	$—	$567,885
Accretion of redemption value for Series A-1, B and C-1 preferred stock	$93,234	$444,992
Issuance of common stock for accounts payable	$—	$240,000
Conversion of Series A and Series B redeemable preferred stock into common stock	$160,380	$12,527,124
Conversion of Series C-1 redeemable preferred stock into Series A-1 preferred stock	$—	$6,807,388
Conversion of Series D preferred stock into common stock	$467	$—
Conversion of Series A-1 preferred stock and warrants into common stock and Series D preferred stock	$162,968	$—
Acquisition of MabVax Therapeutics Holdings in relation to the merger	$—	$4,705,726
Exchange of Series A-1 preferred stock and warrants to common stock and Series D convertible preferred stock	$13,111,280	$2,949,361
Exchange of Series B preferred stock and warrants to common stock and Series D convertible preferred stock	$10,451,784	$—

Warrants exercised to purchase common stock on a cashless basis to purchase 488,659 shares of common stock.	$12,198	$4,887
Conversion of common stock to Series C preferred stock	$—	$1,190
Elimination of warrant liability in exchange transaction	$72,656	$—
Financing transaction not yet paid	$36,570	$—
Conversion of Series C preferred stock to common stock	$966	$224
Property and equipment accrued in accounts payable	$21,376	$—

See Accompanying Notes to Consolidated Financial Statements.

MABVAX THERAPEUTICS HOLDINGS, INC.
Notes to Consolidated Financial Statements

1. Nature of Operations and Basis of Presentation

MabVax Therapeutics Holdings, Inc. (f.k.a. Telik, Inc. and referred to herein as “MabVax Therapeutics Holdings” or the “Company”) (OTCQB: MBVX) was incorporated in the state of Delaware on October 20, 1988. On July 8, 2014, Tacoma Acquisition Corp., a Delaware corporation and wholly owned subsidiary of MabVax Therapeutics Holdings (“Tacoma Corp.”) merged with MabVax Therapeutics, Inc., a Delaware corporation (“MabVax Therapeutics”) pursuant to an Agreement and Plan of Merger, dated May 12, 2014, by and among MabVax Therapeutics Holdings, Tacoma Corp. and MabVax Therapeutics, as amended by that certain Amendment No. 1 to the Merger Agreement, dated June 30, 2014, by and among the parties thereto and by that certain Amendment No. 2 to the Merger Agreement, dated July 7, 2014, by and among the parties thereto (such agreement as amended, the “Merger Agreement”; such Merger, the “Merger”). Unless the context otherwise requires, references to “we,” “our,” “us,” or the “Company” in this Annual Report mean MabVax Therapeutics Holdings on a consolidated financial statement basis with our wholly owned subsidiary following the Merger, MabVax Therapeutics, as applicable. On October 9, 2014 FINRA approved The Company’s stock symbol change request and the Company began trading under the symbol MBVX (OTCQB: MBVX) on October 10, 2014.

The Company is a clinical stage biopharmaceutical company engaged in the discovery, development and commercialization of proprietary human monoclonal antibody products and vaccines for the treatment of a variety of cancers. The Company has discovered a pipeline of human monoclonal antibody products based on the protective immune responses generated by patients who have been immunized against targeted cancers. Therapeutic vaccines under development were discovered at Memorial Sloan Kettering Cancer Center (“MSK”) and are exclusively licensed to MabVax Therapeutics. The Company operates in only one business segment.

The Company has incurred net losses since inception and expects to incur substantial losses for the foreseeable future as it continues its research and development activities. To date, the Company has funded operations primarily through government grants, the sale of preferred stock and equity securities, non-equity payments from collaborators and interest income. The process of developing products will require significant additional research and development, preclinical testing and clinical trials, as well as regulatory approvals. The Company expects these activities, together with general and administrative expenses, to result in substantial operating losses for the foreseeable future. The Company will not receive substantial revenue unless the Company or its collaborative partners complete clinical trials, obtain regulatory approvals and successfully commercialize one or more products; or the Company licenses its technology after achieving one or more milestones of interest to a potential partner.

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company had a net loss of $18,105,315, net cash used in operating activities of $10,525,182 and net cash used by investing activities of $78,416, for the year ended December 31, 2015. As of December 31, 2015, the Company had $4,084,085 in cash and cash equivalents and an accumulated deficit of $60,601,778.

On March 31, 2015 and April 10, 2015, we closed on a financing transaction by entering into separate subscription agreements with accredited investors relating to the issuance and sale of an aggregate of  $11,714,498 of units (the “Units”) at a purchase price of $0.75 per Unit, with each Unit consisting of one share of common stock, par value $0.01 per share  (or, at the election of any investor who, as a result of receiving common stock would hold in excess of 4.99% of the Company’s issued and outstanding common stock, shares of the Company’s newly designated 0% Series E Convertible Preferred Stock) and a thirty-month warrant  to purchase one half of one share of common stock at an initial exercise price of $1.50 per share, as further described in the Notes to Financial Statements – Equity, (the “April 2015 Private Placement”).

The initial closing of the April 2015 Private Placement took place on March 31, 2015, in which the Company sold an aggregate of $4,995,749 of Units. Following the initial closing The Company entered into separate reconfirmation agreements with the investors in order to extend the initial closing date, increase the offering amount, and adopt a lockup agreement, which was entered by all investors who elected to continue their investment.  The second closing was completed on April 10, 2015 for an additional $6,718,751 of Units. The Company issued $2,500,000 of Units consisting of Series E Convertible Preferred Stock on April 10, 2015 and the remainder of Units issued in the April

2015 Private Placement were in the form of common stock Units.  Of the total cash received in the second closing on April 10, 2015, $3,500,000 was initially held in escrow under the terms of an escrow agreement with Signature Bank, N.A for a period of 10 weeks pending the approval of a representative of one of the lead investors to release the funds.  On June 22, 2015, the Company, Signature Bank, N.A. and OPKO Health, Inc. (“OPKO”) extended the term of the escrow to 16 weeks from the closing of the April 2015 Private Placement.  As further consideration for the amendment, on June 30, 2015, the Company and OPKO entered into a letter agreement pursuant to which the Company granted OPKO the right, but not the obligation, until June 30, 2016, to nominate and appoint up to two additional members of the Company’s board of directors (the “Board” or the “Board of Directors”), or to approve the person(s) nominated by the Company pursuant to the agreement in consideration for the release of the escrowed funds. The nominees will be subject to the satisfaction of standard corporate governance practices and any applicable national securities exchange requirements.  Upon signing the agreement, the escrowed funds were released to the Company.

On October 5, 2015, we closed a public offering of 2,500,000 shares of common stock and warrants to purchase 1,250,000 shares of common stock, at an offering price of $1.10 per share.  For every two shares of common stock sold, the Company issued one warrant to purchase one share of common stock.  The Company received $2,750,000 in gross proceeds, before underwriting discounts and commissions and offering expenses totaling approximately $586,608, and without giving effect to the exercise of the underwriters’ over-allotment option.  The Company intends to use the net proceeds from this offering to fund the HuMab-5B1 human antibody program through Phase I clinical development and for working capital and general corporate purposes.

The shares and warrants were separately issued and sold in equal proportions. The warrants are immediately exercisable, expire September 30, 2018, and have an exercise price of $1.32 per share.  The warrants will not be listed on any securities exchange or other trading market. The underwriters did not exercise a 30-day option to purchase up to an additional 375,000 shares of common stock and up to an additional 187,500 warrants at the same price to cover over-allotments, if any.

Under the terms of the underwriting agreement entered into between the Company and the underwriter in the public offering, the Company, without the prior written consent of the underwriter, was prohibited, for a period of 90 days after execution of the underwriting agreement, from issuing any equity securities, subject to certain exceptions.

On October 12, 2015, the Company and investors holding over 60% of the outstanding Registerable Securities (as such term is defined in the Registration Rights Agreements) issued in the April 2015 Private Placement entered into a third amendment agreement to the Registration Rights Agreements to suspend the Company’s registration obligations under the Registration Rights Agreements and related subscription agreements during any period when the “Standstill” provision set forth in 5(u) of the related subscription agreements is in effect. On January 28, 2016, we filed a registration statement with the SEC; and we gave notification of effectiveness of the registration statement on February 10, 2016.

On January 15, 2016, the Company and Oxford Finance LLC, as collateral agent and lender, entered into a Loan and Security Agreement providing for senior secured term loans to the Company in an aggregate principal amount of up to $10,000,000, subject to the terms and conditions set forth in the Loan Agreement (the “January 2016 Term Loan”).  On January 15, 2016, the Company received an initial loan of $5,000,000 under the Loan Agreement, before fees and issuance costs of approximately $381,000.

We anticipate that the Company will continue to incur net losses into the foreseeable future as we: (i) initiate in the first quarter 2016 Phase I clinical trials planned for our stand-alone therapeutic HuMab 5b-1 and early in 2016 our PET imaging agent 89Zr-HuMab-5B1, (ii) continue to conduct preclinical efforts on several other programs, and (iii) continue operations as a public company. After giving effect to the net proceeds received from the January 2016 Term Loan, management believes that the Company has sufficient funds to meet its obligations through September 2016. These conditions give rise to substantial doubt as to the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We plan to continue to fund the Company’s losses from operations and capital funding needs through equity or debt financings, strategic collaborations, licensing arrangements, asset sales, government grants or other arrangements. However, we cannot be sure that such additional funds will be available on reasonable terms, or at all. If we are unable to secure adequate additional funding, we may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. In addition, if the Company does not meet its payment obligations to third parties as they come due, it may be subject to litigation claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management. Any of these actions could materially harm the Company’s business, results of operations, and future prospects.

If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict the Company’s ability to operate its business.

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

Cash and Cash Equivalents

We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company minimizes its credit risk associated with cash and cash equivalents by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. The Company has not experienced any losses on such accounts.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, grants receivable, other receivable, accounts payable, all of which are generally considered to be representative of their respective fair values because of the short-term nature of those instruments.

Grants Receivable

Grants receivable at December 31, 2015 represent amounts due under the NIH Imaging Contract Phase II with the National Cancer Institute (the “NCI”), a division of the National Institutes of Health, or NIH (collectively, the “NIH Grants”). The Company considers the grants receivable to be fully collectible; accordingly, no allowance for doubtful accounts has been established. Grants receivable balances may include unbilled amounts for which work was completed by the Company as of the balance sheet date. If amounts become uncollectible, they are charged to operations.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets, which are generally three to five years. Leasehold improvements are amortized over the lesser of the life of the lease or the life of the asset.

Impairment of Long-lived Assets

We evaluate the Company’s long-lived assets with definite lives, such as property and equipment, for impairment. We record impairment losses on long-lived assets used for operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying value of the assets. There have not been any impairment losses of long-lived assets for the years ended December 31, 2015 and 2014.

Impairment of Goodwill

We apply Generally Accepted Accounting Principles (“GAAP”) related to Intangibles – Goodwill and Other to test for goodwill impairment annually. The Company has conducted the annual impairment test and evaluated goodwill as of December 31, 2015, and concluded that no impairment of goodwill has taken place for the year ended December 31, 2015.

Revenue Recognition

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

The Company accounts for equity instruments, including stock options, issued to non-employees in accordance with authoritative guidance for equity based payments to non-employees. Stock options issued to non-employees are accounted for at their estimated fair value determined using the Black-Scholes-Merton option-pricing model. The fair value of options granted to non-employees is re-measured as they vest, and the resulting increase in value, if any, is recognized as expense during the period the related services are rendered.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to basis differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of December 31, 2015 and 2014, all deferred tax assets were fully offset by a valuation allowance.

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

In February 2016, the FASB issued ASU 2016-2,"Leases (Topic 842)".  This update will increase transparency and comparability by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged, and it simplified the accounting for sale and leaseback transactions. Lessees will no longer be provided with a source of off-balance sheet financing. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently in the process of assessing what impact this new standard may have on our consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

4. Property and Equipment, Net

Property and equipment consisted of the following as of December 31, 2015 and 2014:
	December 31,
	2015	2014
Furniture and fixtures	$8,979	$8,979
Office equipment	52,547	31,170
Lab equipment	400,301	321,884
	461,827	362,033
Less accumulated depreciation and amortization	(326,341)	(304,980)
Totals	$135,486	$57,053

Depreciation expense for the years ended December 31, 2015 and 2014 was $21,360 and $12,241, respectively.

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

6. Merger with MabVax Therapeutics, Inc.

On May 12, 2014, the Company entered into a Merger Agreement. Upon the terms and subject to the satisfaction of the conditions described in the Merger Agreement, Tacoma Corp. was merged with and into private company MabVax Therapeutics on July 8, 2014, with MabVax Therapeutics surviving the Merger as a wholly owned subsidiary of MabVax Therapeutics Holdings. The Merger is intended to qualify as a tax-free reorganization for U.S. federal income tax purposes.

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

As a result of the consummation of the Merger, as of the closing date, the former stockholders, option holders and warrant holders of MabVax Therapeutics were issued, based on the methodology set forth in the Merger Agreement (which excluded certain out-of-the-money convertible securities and calculated others on a net-exercise or cashless basis under the terms of the convertible securities) approximately 85% of the outstanding shares of MabVax Therapeutics Holdings common stock on a fully diluted basis and the stockholders, option holders and warrant holders of MabVax Therapeutics Holdings prior to the Merger owned approximately 15% of the outstanding shares of MabVax Therapeutics Holdings common stock on a fully diluted basis (such percentages calculated based on the methodology set forth in the Merger Agreement). As a result of the Merger, a change of control of MabVax Therapeutics Holdings occurred.

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

The purchase price is based upon the fair value of MabVax Therapeutics Holdings (f.k.a. Telik, Inc.) common stock outstanding of 572,887 shares as of July 8, 2014, multiplied by the stock closing price at July 8, 2014 of $11.20, or approximately $6,416,000. The consideration transferred is based on the market price of MabVax Therapeutics Holdings since management has determined that this was the most reliable measure of fair value, taking into consideration a third party valuation we received for financial reporting purposes as outlined under the Financial Accounting Standards Board Accounting Standards Codification Topic 805: “Business Combination” in connection with the Merger.

The total estimated purchase price of the acquisition as of July 8, 2014 is as follows:

Purchase Consideration:

(In thousands)
Purchase Consideration		$6,416
Telik Assets:
Cash and Cash Equivalents	$1,497
Accounts Receivable	31
Prepaids and Other Current Assets	182
		(1,710)
Telik Liabilities:
Accrued Compensation	850
Accrued Liabilities	111
Accrued Contingent Termination Fee	591
Warrant Liability	568
		2,120
Goodwill		$6,826

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

Series C-1 preferred stock purchase agreement

On February 12, 2014, MabVax Therapeutics entered into a Securities Purchase Agreement (the “MabVax Therapeutics Securities Purchase Agreement”) and issued 3,697,702 shares of MabVax Therapeutics Series C-1 preferred stock, warrants to purchase 2,055,260 shares of MabVax Therapeutics common stock at $3.62 a share (the “MabVax Therapeutics Series C Common Warrants”) and warrants to purchase 1,848,851 shares of MabVax Therapeutics Series C-1 preferred stock at $0.84 a share (the “MabVax Therapeutics Series C Preferred Warrants”) for aggregate gross proceeds of $3,100,000, less issuance costs of $126,345 (the “MabVax Therapeutics Series C-1 Financing”). The MabVax Therapeutics Series C Common Warrants and Preferred Warrants were exercisable immediately. The MabVax Series C Common Warrants would have expired on February 13, 2022, and the MabVax Therapeutics Series C Preferred Warrants would have expired upon registration of the shares of MabVax Therapeutics common stock (or a successor entity) under the Securities Act. Because the warrants are immediately convertible at the option of the holder, MabVax Therapeutics recorded a deemed dividend of $2,214,911 from the beneficial conversion feature associated with the issuance of the MabVax Series C-1 preferred stock and the MabVax Therapeutics Series C Common Stock Warrants and the MabVax Therapeutics Series C Preferred Stock Warrants.

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

MabVax Therapeutics Holdings Series B Redeemable Convertible Preferred Stock

On May 12, 2014 (the “Closing Date”), MabVax Therapeutics Holdings entered into a securities purchase agreement (the “Series B Purchase Agreement”) with certain purchasers (the “Purchasers”) pursuant to which MabVax Therapeutics Holdings agreed to issue and sell to the Purchasers, subject to customary closing conditions, an aggregate of 1,250,000 shares of MabVax Therapeutics Series B redeemable convertible preferred stock and warrants (the “Series B Common Warrants”) to purchase up to an additional 78,125 shares of MabVax Therapeutics Holdings common stock, with an aggregate purchase price of $2,500,000, or $2.00 for each share of our Series B redeemable convertible preferred stock and related Series B Common Warrant (such transaction collectively, the “Series B Private Placement”). The closing of the Series B Private Placement took place on the Closing Date.

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

In connection with the Series B Private Placement, the Company also entered into a Registration Rights Agreement with the Purchasers (the “Series B Registration Rights Agreement”). Pursuant to the Series B Registration Rights Agreement, the Company agreed to file a registration statement with the SEC covering resales of the Warrant Shares and the shares issuable upon conversion of the Series B preferred stock (together, the “Series B Registerable Securities”) by the Purchasers no later than 60 days following the Closing Date, and to use its commercially reasonable best efforts to have such registration statement declared effective as soon as practicable. The Company bears all expenses of such registration of the resale of the Registerable Securities. On September 3, 2014, the Required Holders (as defined in the Series B preferred stock certificate of designations) temporarily waived the 60-day registration deadline for a five-day period.

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

Warrants were valued using the Black-Scholes-Merton model. The warrant had only partial down round protection, as it has a price reset only on a down round financing, and not an increase in number of shares convertible with the warrant. The Company concluded that using the Black-Scholes-Merton model for the valuation as of December 31, 2014, is fairly accurate compared to a recent buyout offer. The fair value of warrants is estimated using the following assumptions, which, except for risk-free interest rate, are Level 3 inputs:

Warrant liability valuation assumptions
	As of December 31, 2014	As of July 8, 2014

Risk-free interest rate	1.75%	1.60%
Dividend yield	—%	—%
Expected volatility	86.67%	101.60%
Expected life of options, in years	4.36	4.90
Market price for common stock	$1.82	$11.60
Warrant exercise price, adjusted	$1.80	$26.64

At December 31, 2015 and 2014, financial instruments requiring fair value measurement totaled zero and $92,463, respectively.

As a result of the Series B warrants’ anti-dilution provision, the Series B warrants were recorded as a current liability in the amount of $92,463 on our consolidated balance sheet as of December 31, 2014. On March 25, 2015, the Series B warrants were re-valued at $72,656 prior to being exchanged into shares of common stock and Series D convertible preferred stock on a one for one basis and the warrant liability was eliminated and the Company recorded a gain of $19,807 for the year ended December 31, 2015.

The following table presents information about our financial instruments that are measured at fair value on a recurring basis as of December 31, 2014 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Basis of Fair Value Measurement at December 31, 2014
	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial liabilities:
Warrants	$92,463	$—	$—	$92,463
Total financial liabilities	$92,463	$—	$—	$92,463

The changes in the value of the warrant liability during the year ended December 31, 2015 were as follows:

Fair value – beginning of year	$92,463
Change in fair value	(19,807)
Cancellation of warrants	(72,656)
Fair value – end of year	$—

The changes in the value of the warrant liability during the year ended December 31, 2014 were as follows:

Fair value - beginning of year	$—
Fair value on acquisition	567,885
Change in fair value	(475,422)
Fair value - end of year	$92,463

There were no transfers between Level 1 and Level 2 measurements for the years ended December 31, 2015 and 2014.

Dividends on Preferred Stock

The Company immediately recognizes the changes in the redemption value on preferred stock as they occur and the carrying value of the security is adjusted to equal what the redemption amount would be as if redemption were to occur at the end of the reporting period based on the conditions that exist as of that date. The value adjustment made to the redemption value and preferred stock dividends on the Series A-1 and Series B Preferred Stock for the year ended December 31, 2015 and 2014, was an increase of $93,234 and $444,992, respectively.

Conversion of Preferred Stock into Common Stock

During quarter ended March 31, 2015, holders of Series A-1, Series B, and Series C preferred stock converted 64,019, 106,437, and 96,571 shares into 38,456, 276,883, and 120,714 shares of common stock, respectively; such conversions eliminated all outstanding Series A-1, Series B, and Series C preferred stock outstanding.

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

On April 10, 2015, the Company consummated the second and final closing of the April 2015 Private Placement and sold $3,831,622 of Units, net of $387,127 in issuance costs, of which $2,500,000 of the Units consisted of Series E preferred stock and the balance of it consisting of 5,624,998 shares of common stock, together with warrants to all investors to purchase 4,479,167 shares of common stock at $1.50 a share.  Each Unit was sold at a purchase price of $0.75 per Unit.

The Company paid commissions to broker-dealers in the aggregate amount of approximately $574,000 in the April 2015 Private Placement.

OPKO was the lead investor in the April 2015 Private Placement, purchasing $2,500,000 of Units consisting of Series E preferred stock.

As a condition to OPKO’s participation in the April 2015 Private Placement, each of the other investors in the April 2015 Private Placement agreed to execute lockup agreements restricting the sale of 50% of the securities underlying the Units purchased by them for a period of six months and the remaining 50% prior to the expiration of one year following the final closing date of the April 2015 Private Placement.

On April 10, 2015, the Company agreed that $3.5 million of the net proceeds of such closing would be paid into and held under the terms of an escrow agreement with Signature Bank, N.A pending the approval of a representative of OPKO or 10 weeks thereafter, unless released sooner or extended by the Company and OPKO.  On June 22, 2015 the Company and OPKO extended the termination date of the escrow to 16 weeks from the final closing of the April 2015 Private Placement. In connection with the OPKO investment, Steven Rubin, Esq. was appointed advisor to the Company. The escrowed funds were to be returned to the applicable investors and the Company shall have no further obligation to issue Units to such investors in the event certain release conditions are not met. On June 30, 2015 the Company and OPKO entered into a letter agreement pursuant to which the Company granted the representative the right, but not the obligation, until June 30, 2016, to nominate and appoint up to two additional members of the Company’s Board, or to approve the person(s) nominated by the Company pursuant to the agreement in consideration for the release of the escrowed funds. The nominees will be subject to the satisfaction of standard corporate governance practices and any applicable national securities exchange requirements.  Upon signing the agreement, the escrowed funds were released to the Company.

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

In connection with the April 2015 Private Placement, the Company also entered into a registration rights agreements (the “Registration Rights Agreements”) with the investors in the April 2015 Private Placement pursuant to which the Company has agreed to file a registration statement with the SEC covering resales of up to 25% of common stock issued under the Subscription Agreements and shares issuable upon conversion of the Series E preferred stock, in the event the investors elect to receive Series E preferred stock instead of common stock (together, the “Registrable Securities”), no later than 60 days following the final closing date of the April 2015 Private Placement, and to use its commercially reasonable best efforts to have such registration statement declared effective with 120 days after filing. The Company will bear all expenses of such registration of the resale of the Registrable Securities.  Investors in the Private Placement also may be required under certain circumstances to agree to refrain from resales of a percentage of their securities upon request of an underwriter or placement agent in a future offering. The liquidated damages for failure to achieve effectiveness of the Registerable Securities is 1% a month 120 days after filing, and provided management has not used commercially reasonable best efforts to have the registration statement declared effective within that time frame.

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

On January 28, 2016, the Company filed a Registration Statement on Form S-1, registering 3,904,830 shares of common stock for resale representing 25% of shares issued in the April 2015 Private Placement, 3,071,500 shares of common stock and 833,333 shares of common stock which are issuable upon conversion of the Company’s Series E Convertible Preferred Stock.

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

Between April 13, 2015, and April 14, 2015, certain holders of warrants issued in the April 2015 Private Placement to purchase an aggregate of 1,849,999 shares of common stock exercised such warrants on a cashless basis for an aggregate issuance of 1,219,780 shares of common stock. As of December 31, 2015, there were 5,959,668 warrants outstanding to purchase common stock at $1.50 a share.

On October 5, 2015, the Company closed a public offering of 2,500,000 shares of common stock and warrants to purchase 1,250,000 shares of common stock, at an offering price of $1.10 per share.  For every two shares of common stock sold, the Company issued one warrant to purchase one share of common stock.  The Company received $2,750,000 in gross proceeds, before underwriting discounts and commissions and offering expenses totaling approximately $586,608, and without giving effect to the exercise of the underwriters’ over-allotment option.  The Company intends to use the net proceeds from this offering to fund the HuMab-5B1 human antibody program through Phase I clinical development and for working capital and general corporate purposes.

The shares and warrants were separately issued and sold in equal proportions. The warrants are immediately exercisable, expire September 30, 2018, and have an exercise price of $1.32 per share.  The warrants will not be listed on any securities exchange or other trading market.  As of December 31, 2015, there were warrants to purchase 1,250,000 shares of common stock outstanding. The Company granted the underwriters a 30-day option to purchase up to an additional 375,000 shares of common stock and up to an additional 187,500 warrants at the same price to cover over-allotments, if any.

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

Series D Preferred Stock

As of December 31, 2015, there were 191,491 shares of Series D preferred stock issued and outstanding which are convertible into an aggregate of 19,149,100 shares of common stock.

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

Series E Preferred Stock

As of December 31, 2015, there were 33,333 shares of Series E preferred stock issued and outstanding, convertible into 3,333,300 shares of common stock.

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

Grant of Restricted Shares

Rubin Grant

On April 3, 2015, the Company entered into a consulting agreement with Steve Rubin pursuant to which he agreed to provide advisory services in connection with corporate strategy, licensing and business development estimated to be for a period of 12 months.  In exchange for his services, the Company provided him with a one-time grant of 200,000 shares of the Company’s restricted common stock, valued at $2.30 a share.  As the shares granted were fully vested upon grant and the Company has no legal recourse to recover the shares in the event of nonperformance, the Company recognized the grant date fair value of the shares as consulting expense upon grant during the second quarter of 2015.

Ravetch Grant

On April 4, 2015, the Board approved the issuance of an additional restricted stock award of 131,500 shares to Jeffrey Ravetch.  This award is for future services covering at least a one-year period. The award was granted in addition to the prior award to Dr. Ravetch on April 2, 2015 of: (i) 34,250 restricted shares and (ii) options to purchase 34,250 shares of common stock with an exercise price of $2.30 per share, for a total grant of 200,000 restricted shares and options. As the 131,500 shares granted were fully vested upon grant and the Company has no legal recourse to recover the shares in the event of nonperformance, the Company recognized the grant date fair value of the shares as consulting expense upon grant during the second quarter of 2015.

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

Consulting Agreement

On April 5, 2015, the Company entered into a consulting agreement with The Del Mar Consulting Group, Inc. and Alex Partners, LLC, together, the “Investor Relations Consultants”, pursuant to which such Investor Relations Consultants shall provide investor relations services to the Company in consideration for an immediate grant of 300,000 shares of the Company’s restricted common stock and a monthly cash retainer of $12,000 a month for ongoing services for a period of one year. The consultants also received an additional 200,000 shares of the Company’s restricted common stock upon the Company’s achieving a milestone based on its fully-diluted market capitalization. As the shares granted were fully vested upon grant and the Company has no legal recourse to recover the shares in the event of nonperformance, the Company recognized the grant date fair value of the 300,000 shares or $690,000, as investor relations expense upon grant during the second quarter of 2015. The performance condition for the 200,000 shares became probable and the market capitalization metric was met during the second quarter; therefore, the Company recognized an additional $460,000 of expense during the quarter ended June 30, 2015.

Consultant Grants

During 2015, the Board of Directors approved the issuance of restricted stock awards to two consultants totaling 120,000 shares with vesting terms ranging from one to three years, valued from $1.77 to $2.13 per share.  The Company is expensing each of the grant date fair value of the awards over the performance period for the award, which will be re-measured at the end of each quarter until the performance is complete. For the year ended December 31, 2015, the Company expensed $11,809 related to these grants. As of December 31, 2015, the expected future compensation expense related to these grants is $70,991 based upon the Company’s stock price on December 31, 2015.

8. Related Party Transactions

In April 2015, the Company has granted a restricted stock award of 1,000,000 shares to Phil Livingston, Ph.D., an employee and Board member, for his continuing services to the Company.  In addition, in April 2015, the Company has granted a restricted stock award of 131,500 shares for Jeffrey Ravetch, a Board member, for future consulting services.

In February 2014, MabVax Therapeutics issued approximately 44,000 shares of common stock to related parties in settlement of $240,000 in related party liabilities for consulting services.

In connection with the Merger, MabVax Therapeutics Holdings (f.k.a. Telik, Inc.) signed separation agreements in May 2014 with nine employees and agreed to pay severances and health benefits upon closing of the Merger subject to certain provisions in the agreement. The total in severance and benefits costs paid subsequent to the Merger is approximately $748,000. At December 31, 2015 and 2014, the accrued severance and benefits costs are approximately none and $6,000, respectively.

9. Stock-based Compensation

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

The 2014 Plan provided for the grant of incentive stock options, non-incentive stock options, stock appreciation rights, restricted stock awards, and restricted stock unit awards to eligible recipients. The maximum term of options granted under the Stock Plan is ten years.

Employee option grants generally vest 25% on the first anniversary of the original vesting date, and the balance vests monthly over the following three years. The vesting schedules for grants to non-employee directors and consultants is determined by the Company’s Compensation Committee. Stock options are generally not exercisable prior to the applicable vesting date, unless otherwise accelerated under the terms of the applicable stock plan agreement.

Amendment of Equity Incentive Plan

On March 31, 2015 the Company approved a Second Amended and Restated 2014 Employee, Director and Consultant Equity Incentive Plan (the “Plan”), effective as of and contingent upon the consummation of the initial closing of the sale of Units pursuant to the Subscription Agreement, to increase the number of shares reserved for issuance under the Plan from 158,073 to 8,360,789 shares of common stock. Additional changes to the Plan include:

●
An “evergreen” provision to reserve additional shares for issuance under the Plan on an annual basis commencing on the first day of fiscal 2016 and ending on the second day of fiscal 2024, such that the number of shares that may be issued under the Plan shall be increased by an amount equal to the lesser of: (i) 8,000,000 or the equivalent of such number of shares after the administrator, in its sole discretion, has interpreted the effect of any stock split, stock dividend, combination, recapitalization or similar transaction in accordance with the Plan; (ii) the number of shares necessary such that the total shares reserved under the Plan equals (x) 15% of the number of outstanding shares of common stock on such date (assuming the conversion of all outstanding shares of Preferred Stock (as defined in the Plan) and other outstanding convertible securities and exercise of all outstanding warrants to purchase common stock) plus (y) 229,000; and (iii) an amount determined by the Board.

●	Provision that no more than 3,000,000 shares may be granted to any participant in any fiscal year.

●	Provisions to allow for performance based equity awards to be issued by the Company in accordance with Section 162(m) of the Internal Revenue Code.

Stock-based Compensation

Total estimated stock-based compensation expense, related to all of the Company’s stock-based payment awards recognized under ASC 718, “Compensation—Stock Compensation” was comprised of the following:

	Years Ended December 31,
	2015	2014
Research and development	$929,633	$163,019
General and administrative	3,534,062	441,957
Total share-based compensation expense	$4,463,695	$604,976

Stock-based Award Activity

The following table summarizes the Company’s stock option activity for the years ended December 31, 2015 and 2014:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2013	152,017	$1.19
Granted	90,876	8.47
Exercised	—	—
Forfeited/cancelled/expired	—	—
Outstanding and expected to vest at December 31, 2014	242,893	$3.92
Granted	3,015,850	2.23
Exercised	(2,779)	0.29
Forfeited/cancelled/expired	(12,923)	7.42
Outstanding and expected to vest at December 31, 2015	3,243,041	$2.36
Vested and exercisable at December 31, 2015	178,001	$3.59

The total unrecognized compensation cost related to unvested stock option grants as of December 31, 2015 was $3,964,320 and the weighted average period over which these grants are expected to vest is 2.12 years. Due to limited activity in 2015, the Company has assumed a forfeiture rate of zero. The weighted average remaining contractual life of stock options outstanding at December 31, 2015 and 2014 is 9.13 years and 7.9 years, respectively.

Stock options granted to employees generally vest over a four-year period and vesting does not start until the one-year anniversary of the grant date. During the year ended December 31, 2014, the Company granted five new Board members appointed in connection with the Merger an aggregate of 55,580 in stock options, which were immediately vested on the grant date. There were no grants of stock options during the year ended December 31, 2015 with immediate vesting.

During 2015, the Company granted 3,015,850 options and 2,300,850 shares of restricted stock to its directors, officers, employees and consultants from the 2014 Plan.  In addition, the Company granted 1,851,500 shares of restricted stock outside of the plan for consulting and investor relation services during the second quarter of 2015.

A summary of activity related to restricted stock grants under the Plan for the year December 31, 2015 is presented below:

	Shares	WeightedAverage Grant-Date Fair Value
Non-vested at December 31, 2014	—	$—
Granted	2,300,850	2.28
Vested	—	—
Forfeited	—	—
Non-vested at December 31, 2015	2,300,850	$2.28

As of December 31, 2015, unamortized compensation expense related to restricted stock grants amounted to $3,843,264, which is expected to be recognized over a weighted average period of 2.27 years.

Valuation Assumptions

The Company used the Black-Scholes-Merton option valuation model, or the Black-Scholes model, to determine the stock-based compensation expense recognized under ASC 718. The Company’s expected stock-price volatility assumption was based solely on the weighted average of the historical and implied volatility of comparable companies whose share prices are publicly available. The expected term of stock options granted was based on the simplified method in accordance with Staff Accounting Bulletin No. 110, or SAB 110, as the Company’s historical share option exercise experience did not provide a reasonable basis for estimation. The risk-free interest rate was based on the U.S. Treasury yield for a period consistent with the expected term of the stock award in effect at the time of the grant.

	Years Ended December 31,
	2015	2014
Risk-free interest rate	0.9 to 1.8%	0.1 to 2%
Dividend yield	0%	0%
Expected volatility	81 to 87%	84 to 100%
Expected life of options, in years	5.5 and 6.0	5 and 6.25
Weighted average grant date fair value	$1.56	$4.73

Because the Company had a net operating loss carryforward as of December 31, 2015, no tax benefits for the tax deductions related to stock-based compensation expense were recognized in the Company’s consolidated statements of operations. Additionally, there were 2,779 stock options exercised during the year ended December 31, 2015, and there were no stock option exercises in the corresponding period of 2014.

Management Bonus Plan

On April 2, 2015, the Compensation Committee of the Board of Directors approved the 2015 Management Bonus Plan (the “Management Plan”) outlining maximum target bonuses of the base salaries of certain of the Company’s executive officers.  Under the terms of the Management Plan, the Company’s Chief Executive Officer shall receive a maximum target bonus of up to 50% of his annual base salary, the Chief Financial Officer shall receive a maximum target bonus of up to 35% of his annual base salary and the Company’s Vice President shall receive a maximum target bonus of up to 25% of his annual base salary. During the year ended December 31, 2015, the Company accrued and expensed $323,363 related to the Management Plan.

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

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following at December 31, 2015:

Common stock reserved for conversion of preferred stock and warrants	29,692,068
Common stock options outstanding	3,243,041
Authorized for future grant or issuance under the Stock Plan	2,970,012
Unvested restricted stock	2,300,850
Total	38,205,971

10. Net Loss per Share

The Company calculates basic and diluted net loss per share using the weighted average number of shares of common stock outstanding during the period.

When the Company is in a net loss position, it excludes from the calculation of diluted net loss per share all potentially dilutive stock options, preferred stock and warrants, and the diluted net loss per share is the same as the basic net loss per share for such periods. If the Company was to be in a net income position, the weighted average number of shares used to calculate the diluted net income per share would include the potential dilutive effect of in-the-money securities, as determined using the treasury stock method.

The table below presents the potentially dilutive securities that would have been included in the calculation of diluted net loss per share if they were not antidilutive for the periods presented.

	Years Ended December 31,
	2015	2014
Stock options	3,243,041	44,615
MabVax Series A redeemable convertible preferred stock	—	137,607
MabVax Series B redeemable convertible preferred stock	—	156,247
MabVax Series C-1 redeemable convertible preferred stock	—	412,444
Series B redeemable convertible preferred stock	—	102,895
Series A-1 preferred stock	—	742,658
Series C preferred stock	—	47,023
Series D preferred stock	19,149,100	—
Series E preferred stock	3,333,300	—
Unvested restricted stock	2,300,850	—
Warrants to purchase common stock	7,209,668	—
Total	35,235,959	1,643,489

11. Contracts and Agreements

Life Technologies Licensing Agreement

On September 24, 2015, the Company entered into a licensing agreement with Life Technologies Corporation (“Life Technologies”), a subsidiary of Thermo Fisher Scientific.  Under the agreement, MabVax agreed to license certain cell lines from Life Technologies to be used in the production of recombinant proteins for the Company’s clinical trials.  The amount of the contract is for $450,000 and was fully expensed during the year ended December 31, 2015. The Company paid $225,000 during the year ended December 31, 2015, related to this contract.

Rockefeller University Collaboration

In July 2015, the Company entered into a research collaboration agreement with Rockefeller University's Laboratory of Molecular Genetics and Immunology. The Company provided antibody material to Rockefeller University, which is exploring the mechanism of action of constant region (Fc) variants of the HuMab-5B1 in the role of tumor clearance. The Company will supply additional research materials as requested by the university, which is evaluating ways to optimize the function.

NCI Neuroblastoma Vaccine Grant

In July 2012, the NCI awarded the Company a SBIR Program grant to support the Company’s program to manufacture the clinical material and develop an Investigational New Drug Application for a vaccine to prevent the recurrence of Neuroblastoma (the “NCI Neuroblastoma Vaccine Grant”). The project period for Phase I of the grant ended in December 2012 and the Company received a one-year extension on the project. The Company records revenue associated with the NIH Grants as the related costs and expenses are incurred. For the year ended December 31, 2014, the Company recorded $32,355 of revenue associated with the NCI Neuroblastoma Vaccine Grant.

NCI PET Imaging Agent Grant

In September 2013, the NCI awarded the Company a SBIR Program Contract to support the Company’s program to develop a PET imaging agent for pancreatic cancer using a fragment of the Company’s HuMab-5B1 antibody (the “NCI PET Imaging Agent Grant”). The project period for Phase I of the grant award of approximately $250,000 covered a nine-month period which commenced in September 2013 and ended in June 2014.

On August 25, 2014, the Company was awarded a $1.5 million contract for the Phase II portion of the NCI PET Imaging Agent Grant. The contract is intended to support a major portion of the preclinical work being conducted by the Company, together with its collaboration partner, MSK, to develop a novel Positron Emission Tomography (“PET”) imaging agent for detection and assessment of pancreatic cancer. The total contract amount for Phase I and Phase II of approximately $1,749,000 supports research work through June 2016.

The Company records revenue associated with the NCI PET Imaging Agent Grant as the related costs and expenses are incurred. For the years ended December 31, 2015 and 2014, the Company recorded $1,141,451 and $271,820 of revenue associated with the NCI PET Imaging Agent Grant, respectively.

Juno Therapeutics Option Agreement

On August 29, 2014, MabVax Therapeutics entered into an Option Agreement (the “Option Agreement”) with Juno Therapeutics, Inc. (“Juno”). Pursuant to the Option Agreement, MabVax Therapeutics granted Juno the option to obtain an exclusive, world-wide, royalty-bearing license (the “License”) authorizing Juno to develop, make, have made, use, import, have imported, sell, have sold, offer for sale and otherwise exploit certain patents MabVax Therapeutics developed with respect to fully human antibodies with binding specificity against human GD2 or sialyl Lewis A antigens (the “Patents”) and certain MabVax Therapeutics controlled biologic materials. Juno may exercise its option to purchase the License until the earlier of June 30, 2016 or 90 days from the date MSK completes its research with respect to the Patents in accordance with the terms of agreements by and between MSK and MabVax Therapeutics.

During the years ended December 31, 2015 and 2014, no revenues had been earned under the Option Agreement; however, the Option Agreement remains valid and active.

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

On September 18, 2015, an Order and Final Judgment was entered by the Superior Court of the State of California, approving the settlement that was agreed upon by both parties and closing the case.  The Company anticipates that there will be no additional future expenses incurred in this action by the Company after the December 31, 2015 balance sheet date which would not be offset by insurance.

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

On September 2, 2015, the Company entered into a lease (the “Lease”) with AGP Sorrento Business Complex, L.P., for certain premises of office and laboratory space in buildings located at 11535 Sorrento Valley Rd., San Diego, California, to serve as the Company’s corporate offices and laboratories (the “New Premises”).  Due to the fact that certain tenant improvements needed to be made to the New Premises before the Company could take occupancy, the term of the Lease did not commence until the New Premises were ready for occupancy, on February 4, 2016.  The Lease terminates six years after such term commencement date, unless earlier terminated in accordance with the Lease. Pursuant to the terms of the Lease, the monthly base rent will be $35,631, subject to annual increases as set forth in the Lease.

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

The Company previously leased its corporate office and laboratory space under an operating lease that, as amended on August 1, 2010, expired on July 31, 2015. The lease contained an option to cancel at various dates prior to the termination date by paying a cancellation penalty. The Company has provided a refundable security deposit of $11,017 to secure its obligations under the lease, which was included in other long-term assets in the accompanying consolidated financial statements. We recognize rent expense on a straight-line basis over the term the lease. Rent expense of $122,236 and $115,118 was recognized in the years ended December 31, 2015 and 2014, respectively.

Minimum future annual operating lease obligations are as follows as of December 31, 2015:

2016	$391,941
2017	439,330
2018	452,510
2019	466,085
2020	480,068
Thereafter	535,776
Total	$2,765,710

Restructuring Plan upon Closing of the Merger

In connection with the Merger, the Company signed separation agreements in May 2014 with nine employees and agreed to pay severances and health benefits upon closing of the Merger subject to certain provisions in the agreements. As of December 31, 2015 and 2014, zero and approximately $6,000 in severance and benefits costs remained.

13. Income Taxes

During the years ended December 31, 2015 and 2014, the Company did not record a provision or benefit for current or deferred income taxes in the consolidated statement of operations due to its cumulative net losses.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets are as follows as of December 31, 2015 and 2014:

	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$14,502,000	$9,478,000
Tax credits	4,803,000	4,128,000
Accrued expenses and other	1,861,300	225,000
Total deferred tax assets	21,166,300	13,831,000
Less valuation allowance	(21,166,300)	(13,831,000)
Net deferred tax assets	$—	$—

The Company has evaluated the available evidence supporting the realization of its gross deferred tax assets, including the amount and timing of future taxable income, and has determined that it is more likely than not that the deferred tax assets will not be realized. Due to such uncertainties surrounding the realization of the Company’s deferred tax assets, the Company maintains a valuation allowance of $21,166,300 against its deferred tax assets as of December 31, 2015. Realization of the deferred tax assets will be primarily dependent upon the Company’s ability to generate sufficient taxable income prior to the expiration of its net operating losses.

During the year ended December 31, 2014, MabVax Therapeutics, Inc. merged with Telik, Inc. in a tax-free reorganization. As a result of the merger, all components of Telik’s deferred tax assets are now included as deferred tax assets of MabVax Therapeutics, Inc. These pre-merger deferred tax assets are net operating loss carryforwards of $1,588,000, research and development credit carryforwards of $4,457,000, in total equaling $6,045,000. The current year change in these assets has been reflected in the provision for income taxes.

As of December 31, 2015, the Company had net operating loss carryforwards of approximately $36,375,000 and $36,616,000 for federal and state income tax purposes, respectively. These may be used to offset future taxable income and will begin to expire in varying amounts in 2028 to 2035. The Company also has research and development credits of approximately $297,000 and $6,827,000 for federal and state income tax purposes, respectively. The federal credits may be used to offset future taxable income and will begin to expire at various dates beginning in 2030 through 2035. The state credits may be used to offset future taxable income, and such credits carry forward indefinitely.

The Company is subject to taxation in the U.S. and California jurisdictions. Currently, no historical years are under examination. The Company’s tax years ending December 31, 2015 and 2014 are subject to examination by the U.S. and state taxing authorities due to the carryforward of unutilized net operating losses and research and development credits.

Utilization of the Company’s net operating loss carryforwards and research and development credit carryforwards may be subject to a substantial annual limitation due to an “ownership change” that may have occurred, or that could occur in the future, as defined and required by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions. These ownership changes may limit the amount of net operating loss carryforwards and research and development credit carryforwards, and other tax attributes that can be utilized annually to offset future taxable income and tax, respectively. Any limitation may result in the expiration of a portion of the net operating loss carryforwards or research and development credit carryforwards before utilization. The net operating loss carryforwards and research and development credit carryforwards inherited as a result of the merger with Telik, Inc. have been severely limited under these rules and will likely not be realized.

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

The provision for income taxes differs from the amount computed by applying the U.S. federal statutory tax rate (34% in 2015 and 2014) to income taxes as follows:

	2015	2014
Tax benefit computed at 34%	$(6,155,300)	$(2,692,100)
State tax provision, net of federal tax benefit	(1,551,444)	(462,800)
Change in valuation allowance	7,335,300	3,146,000
Other	371,444	8,900
Tax provision (benefit)	$—	$—

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

14. Subsequent Events

On January 15, 2016, the Company and Oxford Finance LLC, as collateral agent and lender (the “Lender” or “Collateral Agent”) entered into a Loan and Security Agreement (the “Loan Agreement”) providing for senior secured term loans to the Company in an aggregate principal amount of up to $10,000,000, subject to the terms and conditions set forth in the Loan Agreement.  On January 15, 2016, the Company received an initial loan of $5,000,000 (“Term A Loan”) under the Loan Agreement, before fees and issuance costs of approximately $381,000.

Under the Loan Agreement, if the Company achieves (a) positive interim data on the Phase 1a HuMab-5B1 antibody trial in pancreatic cancer and (b) uplisting of its common stock onto the NASDAQ Stock Market or New York Stock Exchange (the “Term B Event”) then until the earliest to occur of 60 days from the Term B Event or September 30, 2016, and provided there has been no event of default, the Company may request a second tranche in the amount of $5,000,000 under the Loan Agreement (“Term B Loan” and together with Term Loan A the “Term Loans”).

Interest on the Term Loans accrues at a rate equal to the greater of (i) 11.50% and (ii) the sum of (a) the thirty (30) day U.S. LIBOR rate reported in The Wall Street Journal on the last Business Day of the month that immediately precedes the month in which the interest will accrue, plus (b) 11.29%. Interest is payable monthly in arrears. The Term Loans mature on February 1, 2020.  Upon the occurrence of an Event of Default, the interest rate under the Term Loans shall be equal to 5% plus the Interest Rate then in effect.

The Term Loans are secured by a security interest in all of the assets of the Company and its current and future subsidiaries, excluding intellectual property but including proceeds of intellectual property.

The Company may prepay all but not less than all of the Term loans advanced under the Loan Agreement, provided that the Company provides written notice to the Collateral Agent at least 30 days prior to such prepayment, and pays the lender an amount equal to the outstanding principal of the Term Loans, plus accrued and unpaid interest through the prepayment date, the Final Payment and the prepayment fee equal to (i) 3% of the outstanding balance, if the loan is prepaid within 18 months of the funding date, (ii) 2% of the outstanding balance, if the loan is prepaid 18 months after through and including the second anniversary of the funding date and (iii) 1% of the outstanding balance if the loan is prepaid after the second anniversary of the funding date and prior to the maturity date of the loan (the “Prepayment Fee”) and all other obligations that are due and payable under the Loan Agreement including any applicable expenses of the lender.  The Final Payment is an amount equal to the original principal of the Term Loan multiplied by 3%.

The Loan Agreement contains customary representations and covenants that, subject to exceptions, restrict the Company’s ability to: pay dividends (other than dividends payable solely in capital stock) or redeem or repurchase any capital stock, make investments, incur additional liens, engage in mergers, acquisitions, and transact with affiliates, undergo a change in control, add or change business locations and engage in businesses that are not related to existing businesses.

The Company also issued the Lender five-year warrants to purchase an aggregate of 1,666,668 shares of the Company’s common stock at $0.75 per share.

In connection with the execution of the Loan Agreement, the Company entered into an amendment of Sections 8(a) and 8(b) of certain Exchange Agreements with the Company dated March 25, 2015 held by a certain holder of the Company’s Series D Preferred Stock.  The Amendment requires the Company to obtain consent of the Holder for certain future equity or debt issuances, and modifies the termination date for this requirement to be the earlier to occur of: (a) April 1, 2017; (b) the date on which the Company has raised $10 million in equity financing; (c) the date on which the Company has closed one or more licensing agreements with corporate partners pursuant to which the Company is entitled to receive in total a minimum of $10,000,000 in initial licensing or equity investments under such agreements; and (d) the date on which shares of the Company's common stock are listed on a national securities exchange. The Company issued 100,000 shares of common stock to the Holder in connection with the Amendment.