Form 10-K/A
period 2015-12-31
MABVAX THERAPEUTICS HOLDINGS, INC.
filed 2016-04-19
CIK 1109196

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

EXPLANATORY NOTE

The Company is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2015, as filed on March 14, 2016 (the “Form 10-K”),

We are filing this Amendment No. 1, to present the information required by Part III of Form 10-K, which information was previously omitted from the Form 10-K in reliance on General Instruction G (3) to Form 10-K.

No other changes have been made to the Form 10-K.  Except as otherwise set forth below, this Amendment does not reflect events that have occurred after March 14, 2016, the original filing date of the Form 10-K, or modify or update the disclosures presented therein.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Board of Directors

Name	Position

J. David Hansen	Chairman of the Board of Directors, President and Chief Executive Officer

Kenneth M. Cohen	Director (1)(2)(3)(4)

Jeffrey F. Eisenberg	Director (4)

Robert E. Hoffman	Director (1)(2)(3)(4)

Philip O. Livingston, M.D.	Director, Chief Science Officer

Paul V. Maier	Director (1)(3)(4)

Jeffrey V. Ravetch, M.D., Ph.D.	Director

Thomas C. Varvaro	Director (1)(2)(3)(4)

(1)	Member of our audit committee

(2)	Member of our compensation committee

(3) (4)	Member of our nominating and governance committee Independent member of the board

The following is a brief summary of the background of each of our directors

J. David Hansen, 64, serves as our President, Chief Executive Officer, and as Chairman of our Board of Directors and, prior to the merger with Telik, Inc. on July 8, 2014 (the “Merger”), served as President, Chief Executive Officer, and Chairman of the Board of Directors of MabVax Therapeutics, Inc. after co-founding the Company in 2006. Mr. Hansen is an experienced biopharmaceutical executive with more than 30 years of industry experience. He has held senior management roles in both private start-up companies as well as small to mid-sized public companies. His senior level experience includes executive management, finance and accounting, corporate development, sales and marketing. During his career, Mr. Hansen has executed a wide variety of in and out licensing agreements, research and development collaborations, joint ventures, divestitures, and acquisitions. Mr. Hansen has developed expertise in the therapeutic areas of immunology, oncology, and infectious disease. Mr. Hansen gained executive management experience at several life sciences companies prior to co-founding the Company that make him particularly suited for his leadership role in the Company. For example, he was a corporate officer of Avanir Pharmaceuticals where he held the titles of Vice President of Commercial Development, Senior Vice President of Corporate Development, and President and Chief Operations Officer of the Avanir Subsidiary Xenerex Biosciences. Prior to Avanir, Mr. Hansen served in multiple roles at Dura Pharmaceuticals including National Sales Director, Director of Marketing, and Director of Business Development. He has additional management experience with Merck & Co. (Schering-Plough), Key Pharmaceuticals, and Bristol Myers Squibb. We believe that Mr. Hansen’s extensive experience with public and private pharmaceutical companies in a leadership role qualifies him to serve as the Chairman of our Board of Directors and as our President and Chief Executive Officer.

Kenneth M. Cohen, 60, serves as a member of our Board of Directors and, prior to the Merger, served as a member of the Board of Directors of MabVax Therapeutics, Inc. since July of 2014.  Since 2007, Mr. Cohen has served either as a board member, executive officer or advisor to various companies, entrepreneurs and investors in the life sciences area.  From January 2011 to August 2014 he served as a member of the Board of Directors of Adamis Pharmaceuticals Corporation (a public pharmaceutical company).  He was a co-founder of publicly held Somaxon Pharmaceuticals, and served as its President and Chief Executive Officer from 2003 through 2007 and continued as a director until June 2008. Prior to Somaxon Pharmaceuticals, Mr. Cohen gained executive management and board experience through various executive positions that make him suitable for membership on the Board of Directors of the Company.  For example, he was President and Chief Executive Officer of Synbiotics Corporation; Executive Vice President and Chief Operating Officer for Canji Incorporated, a human gene-therapy company that was acquired by Schering-Plough Corporation; Vice President of Business Affairs at Argus Pharmaceuticals, Inc.; and Vice President of Marketing and Business Development for LifeCell Corporation.  Mr. Cohen began his career at Eli Lilly and Company where, among many different responsibilities over ten years, he directed business planning for the Medical Instrument Systems Division and managed the launch of Prozac. He received an A.B. in biology and chemistry from Dartmouth College and an M.B.A. from the Wharton School of the University of Pennsylvania.  We believe that Mr. Cohen’s 20 years of experience serving as an executive officer including chief executive officer of several life sciences companies, and serving as a member of the board of several life sciences companies qualifies him to serve as a member of the Board of Directors.

Jeffrey F. Eisenberg, 50, has served as a member of our Board of Directors since February 2016.  Mr. Eisenberg has served in a variety of senior management positions, and has developed significant experience in the areas of corporate transactions, strategic alliances, product development, commercialization, manufacturing and talent management.  From November 1998 to December 2015 Mr. Eisenberg held various executive management positions including President, Chief Executive Officer and a board member of Noven Pharmaceuticals, Inc., the U.S. prescription pharmaceutical division of Hisamitsu Pharmaceutical Inc., a Japanese pharmaceutical company and the world's largest manufacturer of transdermal drug patches. Mr. Eisenberg led the post-acquisition integration of JDS Pharmaceuticals, a private specialty pharmaceutical company purchased by Noven in 1997, as well as the integration of Noven and Hisamitsu following the 2009 acquisition.  From 2007 to August 2014 Mr. Eisenberg also served as President of Novogyne Pharmaceuticals, a Women's Health commercial joint venture between Noven and Novartis Pharmaceuticals Corporation.  Mr. Eisenberg was appointed President and Chief Executive Officer of Noven following Hisamitsu's acquisition of Noven.  Prior to Noven Pharmaceuticals, Inc., Mr. Eisenberg gained extensive legal experience serving as Associate General Counsel and then as Acting General Counsel of IVAX Corporation, at the time a publicly-traded pharmaceutical company with global operations. Prior to serving at IVAX, Mr. Eisenberg was a lawyer in the corporate securities department of the Florida law firm of Steel Hector & Davis, where he began his professional career in 1990.

Mr. Eisenberg is an expert in corporate governance, having advised the boards of IVAX, Noven and others through a number of significant internal and external issues, including mergers and acquisitions, corporate financings, strategic alliances, CEO transitions, securities class action lawsuits, FDA warning letters and consent decrees, and development and implementation of corporate governance policies.  Mr. Eisenberg holds a BS, Economics degree from the Wharton School of the University of Pennsylvania, and a JD degree from Columbia University Law School.  We believe that Mr. Eisenberg’s extensive experience in corporate transactions, product development, corporate governance and executive leadership, qualifies him to serve as a member of our Board of Directors.

Robert E. Hoffman, 50, has served as a member of our Board of Directors since September 2014.  Mr. Hoffman is Chief Financial Officer of AnaptysBio, a position he has held since July 2015.  Mr. Hoffman was the Senior Vice President, Finance and Chief Financial Officer of Arena Pharmaceuticals, Inc., a publicly traded biopharmaceutical company, until July 2015 and has held other finance and accounting management roles at Arena since 1997, except that from March 2011 to August 2011, Mr. Hoffman served as Chief Financial Officer for Polaris Group, a privately held drug development company.  Mr. Hoffman is currently a member of the board of directors of CombiMatrix Corporation, a molecular diagnostics company and Kura Oncology, Inc. a biopharmaceutical company. He also currently serves as a member of the Financial Accounting Standards Board’s Small Business Advisory Committee and the steering committee of the Association of Bioscience Financial Officers. In addition, Mr. Hoffman is a member and a former director and President of the San Diego Chapter of Financial Executives International. Mr. Hoffman holds a B.B.A. from St. Bonaventure University, and is licensed as a C.P.A. (inactive) in the State of California. We believe Mr. Hoffman’s 17 years of experience in serving as an executive officer of a publicly traded life sciences company and service as a member of the board of directors of two life sciences companies qualifies him to serve as a member of our Board of Directors, and as an Audit Committee financial expert.

Philip O. Livingston, M.D., 73, serves as a member of our Board of Directors and our Chief Science Officer and, prior to the Merger, served as a member of the Board of Directors and Chief Science Officer of MabVax Therapeutics, Inc. since 2012. He received his MD degree from Harvard Medical School and was Professor of Medicine in the Joan and Sanford Weill Medical College at Cornell University and Attending Physician and Member in Memorial Sloan-Kettering Cancer Center where he treated melanoma patients and ran the Cancer Vaccinology Laboratory research lab for over 30 years until his retirement from MSK October 1, 2011. Dr. Livingston’s research focused on: identification of suitable targets for immunotherapy of a variety of cancers, construction of polyvalent conjugate vaccines specifically designed to augment antibody responses against these targets, and identification of optimal immunological adjuvants to further augment the potency of these vaccines. He has over 150 publications and 4 issued and 3 pending patents concerning cancer vaccines. Recently, Dr. Livingston helped establish MabVax Therapeutics, Inc., and another biotech company, Adjuvance Technologies, Inc. MabVax supports two randomized Phase II trials with these MSK polyvalent vaccines and establishment of human monoclonal antibodies from the blood of immunized patients. We believe that Dr. Livingston’s extensive expertise in immunotherapy qualifies him to serve as a member of our Board of Directors and our Chief Science Officer.

Paul V. Maier, 68, joined our Board of Directors in July 2014.  Since 2007, Mr. Maier has served as a member of the Board of Directors of International Stem Cell Corporation (a public life science company) and currently serves as the Chairperson of its Audit Committee and as a member of its Compensation and Governance Committees. Since 2012 Mr. Maier has served as Chairman of the Audit Committee and a member of the Governance Committee of the Board of Directors of Apricus Biosciences, Inc. (a public pharmaceutical company). Since 2015, Mr. Maier has served as Chairman of the Audit Committee and member of the Compensation Committee of the Board of Directors of Ritter Pharmaceuticals (a public pharmaceutical company). Mr. Maier also serves as a Director of Biological Dynamics, a private life science company.  From 2009 to June 2014, Mr. Maier served as the Chief Financial Officer of Sequenom, Inc., (a public biotechnology company). Prior to Sequenom, Inc., Mr. Maier gained executive management experience through various management positions that make him suitable for membership on the Board of Directors of the Company.  For example, Mr. Maier served as Senior Vice President and Chief Financial Officer of Ligand Pharmaceuticals, Inc., where he helped build Ligand from a venture stage company to a commercial, integrated biopharmaceutical organization.  Prior to Ligand Pharmaceuticals, Inc., he held various management and finance positions at ICN Pharmaceuticals. Mr. Maier received his M.B.A. from Harvard Business School and a B.S. from Pennsylvania State University. We believe that Mr. Maier’s over 20 years of experience in life sciences as a chief financial officer and serving on the board of several life sciences public companies qualifies him to serve as a member of the Board of Directors and as chair of the Audit Committee.

Jeffrey V. Ravetch, M.D., Ph.D., 64, serves as a member of our Board of Directors and, prior to the Merger, served as a member of the Board of Directors of MabVax Therapeutics, Inc. since March 2014.  Dr. Ravetch has served as the Theresa and Eugene Lang Professor at the Rockefeller University and Head of the Leonard Wagner Laboratory of Molecular Genetics and Immunology since 1997.

Dr. Ravetch, a native of New York City, received his undergraduate training in molecular biophysics and biochemistry at Yale University, earning his B.S. degree in 1973, working with Donald M. Crothers on the thermodynamic and kinetic properties of synthetic oligoribonucleotides. Dr. Ravetch continued his training at the Rockefeller University—Cornell Medical School MD/Ph.D. program, earning his doctorate in 1978 in genetics with Norton Zinder and Peter Model, investigating the genetics of viral replication and gene expression for the single stranded DNA bacteriophage f1 and in 1979 he earned his M.D. from Cornell University Medical School. Dr. Ravetch pursued postdoctoral studies at the NIH with Phil Leder where he identified and characterized the genes for human antibodies and the DNA elements involved in switch recombination. From 1982 to 1996 Dr. Ravetch was a member of the faculty of Memorial Sloan-Kettering Cancer Center and Cornell Medical College. His laboratory has focused on the mechanisms by which antibodies mediate their diverse biological activities in vivo, establishing the pre-eminence of FcR pathways in host defense, inflammation and tolerance and describing novel inhibitory signaling pathways to account for the paradoxical roles of antibodies as promoting and suppressing inflammation. His work extended into clinical applications for the treatment of neoplastic, inflammatory and infectious diseases.

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

Thomas C. Varvaro, 46, has served as a member of our Board of Directors since April 2015.  Mr. Varvaro has served as the Chief Financial Officer of ChromaDex Corp. since January 2004 and as its Secretary since March 2006. He also has served as a director of ChromaDex Corporation from March 2006 until May 2010. Mr. Varvaro is responsible for overseeing all aspects of ChromaDex’s accounting, information technology, intellectual property management and human resources management. Mr. Varvaro has extensive process-mapping and business process improvement skills, along with a solid information technology background that includes management and implementation experiences ranging from custom application design to enterprise wide system deployment. Mr. Varvaro also has hands-on experience in integrating acquisitions and in new facility startups. In working with manufacturing organizations, Mr. Varvaro has overseen plant automation, reporting and bar code tracking implementations. Mr. Varvaro also has broad legal experience in intellectual property, contract and employment law. Prior to ChromaDex, Mr. Varvaro gained substantial management experience in a number of positions that make him suitable for membership on the Board of Directors of the Company.  For example, he was employed by Fast Heat Inc., a Chicago, Illinois based Global supplier to the plastics, HVAC, packaging, and food processing industries, where he began as controller and was promoted to chief information officer and then chief financial officer during his tenure. During his time there Mr. Varvaro was responsible for all financial matters including accounting, risk management and human resources. Earlier in his career Mr. Varvaro gained additional experience in other areas of information technology and accounting roles.  For example, Mr. Varvaro was employed by Maple Leaf Bakery, Inc., Chicago, Illinois, during its rise to becoming a national leader in specialty bakery products. During his tenure, Mr. Varvaro served in information technology and accounting roles, helping to shepherd the company from a single facility to national leader in specialty food products. Mr. Varvaro has a B.S. in Accounting from University of Illinois, Urbana-Champaign and is a Certified Public Accountant.  We believe Mr. Varvaro’s extensive industry experience as an officer and director, as well as his extensive financial and accounting training and management experience qualify him to serve as a member of our Board of Directors.

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

INDEPENDENCE OF THE BOARD OF DIRECTORS AND ITS COMMITTEES

After review of all relevant transactions or relationships between each director and nominee for director, or any of his or her family members, and the Company, its senior management and its Independent Registered Public Accounting Firm, the Board of Directors has determined that all of the Company’s directors and the Company’s nominees for director are independent within the meaning of the applicable NASDAQ listing standards, except Mr. Hansen, the Chairman of the Board of Directors, Chief Executive Officer and President, of the Company, and Dr. Livingston, Chief Science Officer; and Dr. Ravetch effective March 8, 2016. As required under the NASDAQ listing standards, the Company’s independent directors meet in regularly scheduled executive sessions at which only independent directors are present. The Board of Directors met 11 times and acted by unanimous written consent 9 times during the fiscal year ended December 31, 2015.  Each member of the Board of Directors attended 75% or more of the aggregate of the meetings of the Board of Directors held in the last fiscal year during the period for which he was a director and of the meetings of the committees on which he served, held in the last fiscal year during the period for which he was a committee member except Dr. Livingston who was unable to attend certain meetings due to travel and other commitments.  Although the Company is not currently NASDAQ-listed, we believe it is in the Company’s interests to comply with these standards both as a matter of good governance and to facilitate any future re-listing.

The Board of Directors has three committees: the Audit Committee, the Compensation Committee and the Nominating & Governance Committee. Below is a description of each committee of the Board of Directors. The Board of Directors has determined that each member of each committee meets the applicable rules and regulations regarding “independence” and that each member is free of any relationship that would interfere with his individual exercise of independent judgment with regard to the Company.

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

The Audit Committee is currently composed of four outside directors: Mr. Maier, Mr. Cohen, Mr. Hoffman and Mr. Varvaro, as of December 31, 2015. The Audit Committee met 6 times and acted two times by written consent during the fiscal year ended December 31, 2015. The Audit Committee Charter was last amended in March 2015 and is available on the Company’s website, www.mabvax.com.

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

As of December 31, 2015, the Compensation Committee was composed of four outside directors: Mr. Cohen, Mr. Hoffman, Dr. Ravetch and Mr. Varvaro.  Effective March 8, 2016, the Compensation Committee determined that Dr. Ravetch will no longer be independent under director independence rules due to a consulting arrangement with the Company, and thereafter will be ineligible to be on the committee.  Effective as of March 8, 2016, the committee was reduced to three remaining members of the Compensation Committee who continue to be independent (as independence is currently defined in Rule 5605(a)(2) of the NASDAQ listing standards). The Compensation Committee met 5 times and acted once by written consent during the fiscal year ended December 31, 2015. The Compensation Committee Charter was last amended in March 2015 and is available on the Company’s website, www.mabvax.com.

Compensation Committee Interlocks and Insider Participation

Each of Jeffrey V. Ravetch, M.D., Ph.D., Robert E. Hoffman, a Kenneth M. Cohen and Thomas Varvaro served on our compensation committee in 2015. No member of our compensation committee has at any time been an employee of ours. None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

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

The Nominating & Governance Committee is currently composed of four outside directors: Mr. Cohen, Mr. Hoffman, Mr. Maier and Mr. Varvaro, as of December 31, 2015. All members of the Nominating & Governance Committee are independent (as independence is currently defined in Rule 5605(a)(2) of the NASDAQ listing standards). The Nominating & Governance Committee met once during the fiscal year ended December 31, 2015. The Nominating & Governance Committee Charter was last amended in March 2015 and is available on the Company’s website, www.mabvax.com.

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

Director Nominations

There have been no material changes to the procedures by which a stockholder may recommend nominees to the Board of Directors since our last disclosure of these procedures.

STOCKHOLDER COMMUNICATIONS WITH THE BOARD OF DIRECTORS

The Nominating & Governance Committee of the Board of Directors has adopted a process by which stockholders may communicate with the Board of Directors or any of its individual directors. Stockholders who wish to communicate with the Board of Directors may do so by sending a written communication addressed as follows: Board Communication, MabVax Therapeutics Holdings, Inc., 11535 Sorrento Valley Rd., Suite 400, San Diego, CA 92121. All communications must state the number and class(es) of shares owned by the stockholder making the communication.  The Company’s Secretary or other officer will review each communication and forward the communication to the Board of Directors, to any individual director to whom the communication is addressed, and/or to any other officer of the Company considered to be necessary or appropriate.

EXECUTIVE OFFICERS

The following table sets forth information regarding the Company’s executive officers and key personnel.

Executive Officers:

Name	Position
J. David Hansen	Chairman of the Board of Directors, President and Chief Executive Officer

Gregory P. Hanson, CMA, MBA	Chief Financial Officer

Paul W. Maffuid, Ph.D.	Executive Vice President of Research and Development

Paul Resnick, M.D., MBA	Vice President and Chief Business Officer

Wolfgang W. Scholz, Ph.D.	Vice President of Antibody Discovery

The following is a brief summary of the background of each of our executive officers.

J. David Hansen.  Biographical information regarding Mr. Hansen is provided above under Board of Directors.

Gregory P. Hanson, CMA, MBA, 69, serves as our Chief Financial Officer, and prior to the Merger served as Chief Financial Officer of MabVax Therapeutics, Inc. since February of 2014. Mr. Hanson has over 30 years serving as CFO/financial executive of both public and private biotech and hi tech companies.  From January 2008 to February 2014 Mr. Hanson was Managing Director of First Cornerstone, a board and management advisory service to companies and executives in the areas of international corporate development, financing strategies, commercialization of technologies and products, and M&A advisory service.  Since November 2009, Mr. Hanson has served as Advisory Board Member of Menon International, Inc. involved in commercialization of biosensor devices and assays, and renewable products.  Since October 2011, Mr. Hanson has served on the Life Sciences Advisory Board of Brinson Patrick Securities, a boutique investment bank.  He also serves as mentor and confidential advisor to several other tech and life sciences companies. Mr. Hanson is Past-President and 9-year Member of the Board of Directors of San Diego Financial Executives International (FEI), and a member of the Capital Formation Committee at BIOCOM since 2011.

Earlier in his career Mr. Hanson was able to gain substantial executive management experience that help qualify him in his role as Chief Financial Officer.  For example, he served as Senior Vice President of Brinson Patrick Securities, where he opened up the San Diego branch and introduced at-the-market financing strategies to public life sciences companies. Prior to Brinson Patrick Securities, Mr. Hanson served as Senior Vice President and Chief Financial Officer of Mast Therapeutics (MSTX—NYSE MKT), and prior to Mast Therapeutics was Vice President and CFO, Chief Accounting Officer, Compliance Officer and Corporate Secretary of Avanir Pharmaceuticals, Inc. (acquired by Otsuka Holdings Co., Ltd.), the developer of the cold sore product Abreva™, and Neudexta™, for the treatment of Pseudobulbar Affect, a central nervous system disorder. During the course of his career, Mr. Hanson has completed approximately $1 billion in financing, licensing and partnering arrangements. Mr. Hanson was a founding and 6-year member of the Small Business Advisory Committee to the Financial Accounting Standards Board, and has spoken at various national conferences, industry organizations and panels on financing strategy and mergers and acquisitions, and twice spoken to the SEC’s Committee on Improvements to Financial Reporting.

Mr. Hanson has passed the examination for Certified Public Accountants and is a Certified Management Accountant.  He has an MBA with distinction from the University of Michigan, and a BS in Mechanical Engineering from Kansas State University.  Since 2008 Mr. Hanson has maintained Series 7 & Series 63 securities licenses.

Wolfgang W. Scholz, Ph.D., 62, serves as Vice President of Antibody Discovery and, prior to the Merger, was a co-founder and the Vice President of Antibody Discovery of MabVax Therapeutics, Inc. in 2006.  Dr. Scholz has extensive drug discovery experience in multiple therapeutic categories and has collaborated with major pharmaceutical companies on several projects.  As part of his experience that help qualify him in his role for his leadership role in antibody discovery at the Company, he was Senior Director at Avanir Pharmaceuticals, where he led research and development efforts for 8 years, and was a co-founder of Xenerex Biosciences, a subsidiary owned by Avanir Pharmaceuticals. Under his leadership, the antibody discovery group at Xenerex developed human monoclonal antibodies to multiple infectious disease targets using in vitro and SCID mouse technologies, and one antibody (AVP-21D9) was successfully out-licensed and recently passed Phase I safety testing. Prior to Avanir, Dr. Scholz held positions with increasing responsibilities at Tanabe Research Laboratories.  Over his career Dr. Scholz's work has been funded by multiple grants from the National Institute for Allergy and Infectious Diseases. Dr. Scholz is the principal investigator on multiple National Cancer Institute grants received by MabVax totaling almost $5 million. Dr. Scholz is an inventor on three pending and three issued antibody patents, three issued small molecule patents, and author on thirty-four peer-reviewed publications. Dr. Scholz earned his Ph.D. in Microbiology/Immunology from the University of Kiel, Germany in 1985 and completed his postdoctoral training at The Scripps Research Institute, La Jolla.  We believe Dr. Scholz's experience in antibody discovery and institutional knowledge of MabVax's vaccine programs qualifies him to serve as Vice President of Antibody Discovery.

Paul W. Maffuid, Ph.D., 60, serves as Executive Vice President of Research and Development. Dr. Maffuid joined the Company in July 2014.  From 2011 to June 2014, he worked for AAIPHARMA Services Corporation where he held various management positions including Executive Vice President, Pharma Operations. His responsibilities included formulation, process development, technology transfer, stability and analytical services for clients developing biologic and small molecule therapeutics. He was a member of the Executive Team that transformed a declining business into one of the world’s leading providers of integrated development services for the biopharmaceutical sector.  Dr. Maffuid has been able to gain extensive experience to qualify him in his executive leadership role over research and development at the Company.  For example, prior to joining AAIPHARMA he was the founder of Biopharmalogics, Inc. a consulting service providing Chemistry Manufacturing and Controls (CMC) as well as Drug Metabolism-Pharmacokinetics (DMPK) services for the development of pharmaceutical products which he operated from 2008 to 2011. Earlier in his career Dr. Maffuid was Senior Vice President of Irvine Pharmaceutical Services, Inc., and Vice President of Pharmaceutical Development for Arena Pharmaceuticals. While at Arena Pharmaceuticals Dr. Maffuid was a member of the Executive Management team responsible for all CMC and DMPK in support of discovery, development, and commercial operations. He led the design and construction of a 40,000 sq. ft. cGMP compliant pilot manufacturing facility. Dr. Maffuid had management roles at Magellan Laboratories, Cabrillo Laboratories, and Amylin Pharmaceuticals.

Paul F. Resnick, M.D., MBA, 59, serves as Vice President and Chief Business Officer.  Dr. Resnick joined the Company in March 2016.  From January 2013 to March 2016 Dr. Resnick was Senior Vice President, Business Development for Juventas Therapeutics, where he was responsible for business and commercial strategy and working with executive management overseeing corporate clinical development, and financial and business strategies.  From February 2012 to December 2012, Dr. Resnick was an advisor to several companies in the life sciences area.  From January 2008 to January 2012 he was Vice President, Business Development for Intellikine, Inc. (acquired by Takeda Pharmaceuticals), responsible for managing alliances and leading the business development strategy that resulted in securing an acquisition by Takeda Pharmaceuticals.  During the course of Dr. Resnick’s career, he has been able to gain extensive experience to qualify him in his executive leadership role for business development for the Company.  For example, Dr. Resnick held Senior Director positions for Worldwide Business Development, and for Strategic Alliances, at Pfizer Inc., where he was responsible for networking with leaders from biotechnology companies, universities, and research institutions to gain early insights into emerging technologies, and for leading technical and business diligence, negotiations, and alliance management of science and technology initiatives for Pfizer’s Biotechnology and Bio-innovation Center.  Prior to Pfizer Dr. Resnick held Director and Senior Director positions at Rinat Neuroscience (acquired by Pfizer), Intermune, Inc. and Roche Pharmaceuticals.  Dr. Resnick has an M.D. from The Medical College of Wisconsin and an MBA from The Wharton School of the University of Pennsylvania.

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

Based solely on a review of the copies of such forms furnished to us during 2015, SEC filings and certain written representations that no other reports were required during the fiscal year ended December 31, 2015, our officers, directors and greater than ten percent stockholders complied with all applicable Section 16(a) filing requirement, except for Paul Maffuid who was late on a Section 16(a) filing that took place on January 8, 2015.

Item 11.	Executive Compensation.

2015 Summary Compensation Table

The following table sets forth, for the fiscal years 2015 and 2014, compensation awarded or paid to, or earned by, our Chief Executive Officers, our Chief Financial Officer and our other two executive officers at December 31, 2015 (the “Named Executive Officers” or “NEOs”).

Name and Principal Position	Year	Salary ($)		Bonus ($)	Restricted Stock Unit Awards ($)(5)	Option Awards ($)(6)	All Other Compensation ($)	Total ($)(1)
J. David Hansen	2015	375,601		149,625	2,077,475	1,493,194	87,770	4,183,665
President, Chief Executive Officer and Chairman(2)	2014	315,660		32,318	-0-	-0-	25,142	373,120
Michael M. Wick, M.D., Ph.D.	2015	-0-		-0-	-0-	-0-	-0-	-0-
Former President, Chief Executive Officer and Chairman(2)(3)	2014	391,630	(3)	-0-	-0-	-0-	-0-	391,630
Gregory P. Hanson	2015	271,819		77,175	1,075,480	773,006	19,742	2,217,222
Chief Financial Officer(2)	2014	180,269		10,000	-0-	56,331	2,664	249,264
Wolfgang W. Scholz, Ph.D.	2015	225,443		43,125	700,925	503,793	13,950	1,487,236
Vice President, Antibody Discovery	2014	213,803		18,891	-0-	-0-	14,609	247,303
Paul W. Maffuid	2015	268,154		53,438	768,200	552,147	33,476	1,675,415
Vice President, Pharmaceutical Development and Operations(4)	2014	94,327		-0-	-0-	90,676	9,930	194,933

(1)	This table includes compensation from the Company, and from MabVax Therapeutics, Inc., its predecessor, prior to the July 2014 merger.

(2)	Mr. Wick resigned his executive positions on July 7, 2014 in connection with the Merger. Mr. Hansen and Mr. Hanson were appointed to their positions in connection with the Merger on the same date.

(3)	Dr. Wick was not compensated for his role as a director in 2014. The amount shown reflects salary earned as an employee only.

(4)	Dr. Maffuid was appointed to his position in July 2014.

(5)	The amounts in this column represent the aggregate full grant date fair value of restricted stock units (RSUs) granted. Such RSU awards were granted during 2015 with vesting dates after 2015.

(6)
The amounts in this column represent the aggregate full grant date fair values of stock options granted, computed in accordance with Accounting Standards Codification 718, or ASC 718, “Compensation—Stock Compensation” using the Black-Scholes option valuation model.

Outstanding Equity Awards at 2015 Fiscal Year-End

The following table summarizes the number of outstanding equity awards held by each of our Named Executive Officers at December 31, 2015. Each option grant is shown separately for each Named Executive Officer. The vesting schedule for each option grant is shown following this table.

Name and Principal Position	Option Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Un-exercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price per Share ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
J. David Hansen	2/1/2010	12,506	-0-	-0-	0.72	2/1/2020	-0-	-0-
President, Chief Executive Officer and Chairman(1)	2/28/2013	17,717	7,295	-0-	1.44	2/28/2023	-0-	-0-
	4/2/2015	-0-	903,250	-0-	2.30	4/2/2025	903,250	2,077,475
Gregory P. Hanson	3/13/2014	8,511	10,943	-0-	8.10	3/13/2024	-0-	-0-
Chief Financial Officer(1)	4/2/2015	-0-	467,600	-0-	2.30	4/2/2025	467,600	1,075,480
Wolfgang W. Scholz, Ph.D.	2/1/2010	6,948	-0-	-0-	0.72	2/1/2020	-0-	-0-
Vice President, Antibody Discovery	2/28/2013	11,811	4,863	-0-	1.44	2/28/2023	-0-	-0-
	4/2/2015	-0-	304,750	-0-	2.30	4/2/2025	304,750	700,925
Paul W. Maffuid	9/8/2014	4,342	9,553	-0-	8.48	9/8/2024	-0-	-0-
Executive Vice President, Research and Development	4/2/2015	-0-	334,000	-0-	2.30	4/2/2025	334,000	768,200

(1)	Mr. Wick resigned his positions on July 7, 2014 in connection with the Merger. Mr. Hansen and Mr. Hanson were appointed to their positions in connection with the Merger on the same date.

Retirement Plans

The Company does not maintain any defined benefit or defined contribution pension or retirement plans, other than a 401(k) Plan that is offered through our payroll provider. The Company made no matching contributions to the 401(k) Plan in 2014.

Employment Severance and Change of Control Arrangements

We entered into an employment agreement with Michael M. Wick, M.D., Ph.D. in August 1999 upon his promotion to the position of Chief Executive Officer. In December 1999, Dr. Wick was elected Chairman of the Board of Directors effective January 2000. On December 17, 2008, we entered into an amended and restated employment agreement, or the Employment Agreement, with Dr. Wick to clarify the manner in which such employment agreement complies with the final regulations under Section 409A of the U.S. Internal Revenue Code. The Employment Agreement superseded and replaced the employment agreement entered into in August 1999. According to the Employment Agreement, either the Company or Dr. Wick may terminate his employment at any time for any reason. Per the agreement if Dr. Wick were to be terminated without cause, he would have been entitled to receive as severance continued payment of his base salary and health care benefits for twelve months. We will also accelerate the vesting of his then unvested stock options as to the number of shares that would have vested in the ordinary course in the first twelve months following his termination date, with such vesting effective as of his termination date. Dr. Wick’s benefits pursuant to the Employment Agreement were subject to his signing of a general waiver or release of the Company. See the section “Effect of the Merger on Executive Compensation Arrangements” regarding Dr. Wick’s release and severance obligations following the merger.

In February 2003, we adopted the Telik, Inc. Change of Control Severance Benefit Plan, or the Severance Plan. On December 17, 2008, the Compensation Committee of the Board of Directors adopted an amendment to the Severance Plan to clarify the manner in which such plan complies with the final regulations under Section 409A. The Severance Plan provided eligible participants with severance benefits in the event that a participant’s employment with the Company were to be terminated, voluntarily or involuntarily, without cause within one year after a change of control, provided that the eligible participant signs a general waiver or release prior to receipt of the benefits. Such benefits included cash severance, payment of premiums under employee benefits plans, COBRA continuation coverage, accelerated vesting of unvested stock options and additional payments if the amounts which a participant would receive in connection with a change in control of the Company would constitute a “parachute payment” or be subject to excise tax.

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

Effect of the Merger on Our Executive and Director Compensation Arrangements

In connection with the Merger, we obtained release agreements from each of Michael M. Wick, M.D., Ph.D., Gail L. Brown, M.D., William P. Kaplan, Esq., Steven R. Schow, Ph.D., and Wendy K. Wee to release any potential claims against MabVax Therapeutics with respect the termination of their employment with or service to the Company, including all claims under the Severance Plan, and provided that each would resign from their respective officer positions upon the consummation of the merger in exchange for cash payments as provided below:

Participants	Severance and Release Payment Amount
Michael M. Wick, M.D., Ph.D.	$172,000
Gail L. Brown, M.D.	$136,000
William P. Kaplan, Esq.	$118,000
Steven R. Schow, Ph.D.	$120,000
Wendy K. Wee	$118,000

On July 8, 2014, in connection with the Merger, the Company assumed all of the duties, obligations and liabilities of MabVax under (i) the employment agreements with J. David Hansen, dated July 1, 2014, or the Hansen Employment Agreement, (ii) the employment agreement with Gregory P. Hanson dated July 1, 2014, or the Hanson Employment Agreement, and (iii) the employment agreement with Wolfgang W. Scholz, Ph.D., dated July 1, 2014, or the Scholz Employment Agreement.

Hansen Employment Agreement

The Hansen Employment Agreement, which became effective July 1, 2014, has an initial term of 3 years, with an option to renew or extend the terms if notice is provided by either Mr. Hansen or the Company at least 60 days prior to the end of the term. Under the terms of his agreement, Mr. Hansen received an initial base salary of $315,660.  Mr. Hansen’s base salary may be increased at the discretion of the Board of Directors or the Compensation Committee. Mr. Hansen is also entitled to an annual cash bonus, based on certain performance-based objectives established by the Compensation Committee of the Board.

The Hansen Employment Agreement may be terminated upon death, disability, and with or without Cause (as defined by the Hansen Employment Agreement) by the Company, with Good Reason (as defined in the Hansen Employment Agreement), with or without Cause and upon a Change in Control (as defined in the Employment Agreement), by Mr. Hansen or at either party’s election not to renew the employment agreement. In the event the Hansen Employment Agreement is terminated as a result of Mr. Hansen’s death, Mr. Hansen’s authorized representative shall be entitled to receive all Accrued Obligations (as defined in the employment agreement), full acceleration of vesting of all issued and outstanding stock options, benefits for up to one year, any unpaid annual bonus amounts and a pro rata bonus payment. In the event the Hansen Employment Agreement is terminated by the Company for Disability or without Cause, by Mr. Hansen for Good Reason, non-renewal by the Company or in connection with a Change in Control, Mr. Hansen would be entitled to receive all Accrued Obligations, full acceleration of vesting of all issued and outstanding stock options, unpaid bonus amounts, benefits for up to one year or until Mr. Hansen obtains coverage through subsequent employment (whichever is earlier) and severance payments equal to Mr. Hansen’s annual base salary payable in 12 equal monthly installments. In the event the employment agreement is terminated by the Company for Cause, without Good Reason by Mr. Hansen, or the parties elect not to renew the agreement, Mr. Hansen will be entitled to payment of any base salary earned but unpaid through the date of termination and any other payment or benefit to which he is entitled under the applicable terms of any applicable company arrangement during the 30-day period following the termination of the Hansen Employment Agreement.

Hanson Employment Agreement

The Hanson Employment Agreement, which became effective July 1, 2014, has an initial term of 3 years, with an option to renew or extend the terms if notice is provided by either Mr. Hanson or us at least 60 days prior to the end of the term. Under the terms of his agreement, Mr. Hanson was entitled to receive an initial annual base salary of $215,000, which may be increased at the discretion of the Board of Directors or the Compensation Committee. Mr. Hanson is also entitled to an annual cash bonus, based on certain performance-based objectives established by the Company. In addition, prior to the merger MabVax Therapeutics had granted Mr. Hanson options which are currently exercisable to purchase up to 19,454 shares of the Company common stock at an exercise price of $8.096 under the terms of the Company 2014 Employee, Director and Consultant Equity Incentive Plan as assumed by the Company pursuant to the Merger Agreement.

The Hanson Employment Agreement may be terminated upon death, disability, and with or without Cause (as defined by the Hanson Employment Agreement) by the Company, with Good Reason (as defined in the Hanson Employment Agreement), with or without Cause and upon a Change in Control (as defined in the Employment Agreement), by Mr. Hanson or at either party’s election not to renew the employment agreement. In the event the Hanson Employment Agreement is terminated as a result of Mr. Hanson’s death, Mr. Hanson’s authorized representative shall be entitled to receive all Accrued Obligations (as defined in the employment agreement), full acceleration of vesting of all issued and outstanding stock options, benefits for up to 1 year, any unpaid annual bonus amounts and a pro rata bonus payment. In the event the Hanson Employment Agreement is terminated by the Company for Disability or without Cause, by Mr. Hanson for Good Reason, non-renewal by the Company or in connection with a Change in Control, Mr. Hanson would be entitled to receive all Accrued Obligations, full acceleration of vesting of all issued and outstanding stock options, unpaid bonus amounts, benefits for up to one year or until Mr. Hanson obtains coverage through subsequent employment (whichever is earlier) and severance payments equal to Mr. Hanson’s annual base salary payable in 12 equal monthly installments. In the event the employment agreement is terminated by the Company for Cause, without Good Reason by Mr. Hanson, or the parties elect not to renew the agreement, Mr. Hanson will be entitled to payment of any base salary earned but unpaid through the date of termination and any other payment or benefit to which he is entitled under the applicable terms of any applicable company arrangement during the 30-day period following the termination of the Hanson Employment Agreement.

Scholz Employment Agreement

The Scholz Employment Agreement, which became effective on July 1, 2014, has an initial term of 3 years, with an option to renew or extend the terms if notice is provided by either Dr. Scholz or the Company at least 60 days prior to the end of the term. Under the terms of his agreement, Dr. Scholz was entitled to receive an annual base annual salary of $213,803, which may be increased at the discretion of the Board of Directors or the Compensation Committee. Dr. Scholz is also entitled to an annual cash bonus, based on certain performance-based objectives established by the Company.

The Scholz Employment Agreement may be terminated upon death, disability, and with or without Cause (as defined by the Scholz Employment Agreement) by the Company, with Good Reason (as defined in the Scholz Employment Agreement), with or without Cause and upon a Change in Control (as defined in the Employment Agreement), by Mr. Scholz or at either party’s election not to renew the employment agreement. In the event the Scholz Employment Agreement is terminated as a result of Dr. Scholz’s death, Dr. Scholz’s authorized representative shall be entitled to receive all Accrued Obligations (as defined in the employment agreement), full acceleration of vesting of all issued and outstanding stock options, benefits for up to 1 year, any unpaid annual bonus amounts and a pro rata bonus payment. In the event the Scholz Employment Agreement is terminated by the Company for Disability or without Cause, by Dr. Scholz for Good Reason, non-renewal by the Company or in connection with a Change in Control, Dr. Scholz would be entitled to receive all Accrued Obligations, full acceleration of vesting of all issued and outstanding stock options, unpaid bonus amounts, benefits for up to one year or until Dr. Scholz obtains coverage through subsequent employment (whichever is earlier) and severance payments equal to Dr. Scholz’s annual base salary payable in 12 equal monthly installments. In the event the employment agreement is terminated by the Company, without Good Reason by Dr. Scholz, or the parties elect not to renew the agreement, Dr. Scholz will be entitled to payment of any base salary earned but unpaid through the date of termination and any other payment or benefit to which he is entitled under the applicable terms of any applicable company arrangement during the 30-day period following the termination of the Scholz Employment Agreement.

Maffuid Employment Agreement

On July 21, 2014, we entered into an Employment Agreement with Paul Maffuid, Ph.D., or the Maffuid Employment Agreement. The Maffuid Employment Agreement has an initial term of 3 years, with an option to renew or extend the terms if notice is provided by either Dr. Maffuid or the Company at least 60 days prior to the end of the term. Under the terms of his agreement, Dr. Maffuid was entitled to receive an initial base salary of $225,000 which may be increased at the discretion of the Board of Directors or the Compensation Committee. Dr. Maffuid is also entitled to an annual bonus, based on certain performance-based objectives established by the Company’s Chief Executive Officer. In addition, the Company previously granted Dr. Maffuid options to purchase up to 13,895 shares of the Company’s common stock at an exercise price of $8.48 per share under the terms of the Amended and Restated 2014 Employee, Director and Consultant Equity Incentive Plan which was assumed by the Company pursuant to the Merger Agreement.

The Maffuid Employment Agreement may be terminated upon death, disability, and with or without Cause (as defined by the Maffuid Employment Agreement) by the Company, with Good Reason (as defined in the Maffuid Employment Agreement), with or without Cause and upon a Change in Control (as defined in the Employment Agreement), by Dr. Maffuid or at either party’s election not to renew the employment agreement. In the event the Maffuid Employment Agreement is terminated as a result of Dr. Maffuid’s death, Dr. Maffuid’s authorized representative shall be entitled to receive all Accrued Obligations (as defined in the employment agreement), full acceleration of vesting of all issued and outstanding stock options, benefits for up to 1 year, any unpaid annual bonus amounts and a pro rata bonus payment. In the event the Maffuid Employment Agreement is terminated by the Company for Disability or without Cause, by Dr. Maffuid for Good Reason, non-renewal by the Company or in connection with a Change in Control, Dr. Maffuid would be entitled to receive all Accrued Obligations, full acceleration of vesting of all issued and outstanding stock options, unpaid bonus amounts, benefits for up to one year or until Dr. Maffuid obtains coverage through subsequent employment (whichever is earlier) and severance payments equal to Dr. Maffuid’s annual base salary payable in 12 equal monthly installments. In the event the employment agreement is terminated by the Company for Cause, without Good Reason by Dr. Maffuid, or the parties elect not to renew the agreement, Dr. Maffuid will be entitled to payment of any base salary earned but unpaid through the date of termination and any other payment or benefit to which he is entitled under the applicable terms of any applicable company arrangement during the 30-day period following the termination of the Maffuid Employment Agreement.

Resnick Employment Agreement

On March 16, 2016, we entered into an Employment Agreement with Paul F. Resnick, M.D., or the Resnick Employment Agreement.  The Resnick Employment Agreement has an initial term of 3 years, with an option to renew or extend the terms if notice is provided by either Dr. Resnick or the Company at least 60 days prior to the end of the term. Under the terms of his agreement, Dr. Resnick was entitled to receive an initial base salary of $265,000 which may be increased at the discretion of the Board of Directors or the Compensation Committee. Dr. Resnick is also entitled to an annual bonus, based on certain performance-based objectives established by the Company’s Chief Executive Officer. In connection with hiring Dr. Resnick, the Company granted Dr. Resnick options to purchase up to 224,000 shares of the Company’s common stock at an exercise price of $1.75 per share and 336,000 shares of the Company’s common stock at an exercise price of $0.74 per share under the terms of the Amended and Restated 2014 Employee, Director and Consultant Equity Incentive Plan.

The Resnick Employment Agreement may be terminated upon death, disability, and with or without Cause (as defined by the Resnick Employment Agreement) by the Company, with Good Reason (as defined in the Resnick Employment Agreement), with or without Cause and upon a Change in Control (as defined in the Employment Agreement), by Dr. Resnick or at either party’s election not to renew the employment agreement. In the event the Resnick Employment Agreement is terminated as a result of Dr. Resnick’s death, Dr. Resnick’s authorized representative shall be entitled to receive all Accrued Obligations (as defined in the employment agreement), full acceleration of vesting of all issued and outstanding stock options, benefits for up to 1 year, any unpaid annual bonus amounts and a pro rata bonus payment. In the event the Resnick Employment Agreement is terminated by the Company for Disability or without Cause, by Dr. Resnick for Good Reason, non-renewal by the Company or in connection with a Change in Control, Dr. Resnick would be entitled to receive all Accrued Obligations, full acceleration of vesting of all issued and outstanding stock options, unpaid bonus amounts, benefits for up to one year or until Dr. Resnick obtains coverage through subsequent employment (whichever is earlier) and severance payments equal to Dr. Resnick’s annual base salary payable in 12 equal monthly installments. In the event the employment agreement is terminated by the Company for Cause, without Good Reason by Dr. Resnick, or the parties elect not to renew the agreement, Dr. Resnick will be entitled to payment of any base salary earned but unpaid through the date of termination and any other payment or benefit to which he is entitled under the applicable terms of any applicable company arrangement during the 30-day period following the termination of the Resnick Employment Agreement.

2015 Management Bonus Plan

On April 2, 2015, our Compensation Committee approved the 2015 Management Bonus Plan outlining maximum target bonuses of the base salaries of certain of our executive officers.  Under the terms of the 2015 Management Bonus Plan, the Company’s Chief Executive Officer shall receive a maximum target bonus of up to 50% of his annual base salary, the Chief Financial Officer shall receive a maximum target bonus of up to 35% of his annual base salary and the Company’s Vice President shall receive a maximum target bonus of up to 25% of his annual base salary.  On February 16, 2016, our Compensation Committee approved a 2016 Management Bonus Plan outlining maximum target bonuses of the base salaries of certain of our executive officers. Under the terms of the Management Plan, the Company's Chief Executive Officer shall receive a maximum target bonus of up to 50% of his annual base salary, and the Chief Financial Officer and each of the Company's Vice Presidents of Discovery and Development shall receive a maximum target bonus of up to 30% of his annual base salary.

DIRECTOR COMPENSATION

Non-employee directors do not receive any separate compensation for their board of director activities, other than Dr. Ravetch.  In April 2015, Dr. Ravetch received 131,500 shares of fully vested restricted common stock valued at $302,450 in exchange for future services of at least one year.  On April 1, 2016, we entered into a two-year consulting agreement with Dr. Ravetch, whereby Dr. Ravetch will provide key technology, predevelopment, corporate development, and other consulting services in exchange for $100,000 in cash compensation each year of the agreement.  During the year ended December 31, 2015, non-named-executive-officer directors received the compensation described below for their services as director.

2015 Director Compensation Table
Name of Director	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Stock Awards ($) (3)	Total ($)
Philip O. Livingston, M.D. (2)	--	--	$2,300,000	$2,300,000
Robert E. Hoffman (4)(7)	$20,500	$97,112	$78,775	$196,387
Jeffrey Ravetch, M.D. (4)(5)(7)	$12,000	$97,112	$381,225	$490,337
Paul V. Maier (4)(7)	$24,000	$97,112	$78,775	$199,887
Kenneth M. Cohen (4)(7)	$22,000	$97,112	$78,775	$197,887
Tom Varvaro (4)(8)	$12,000	$97,112	$78,775	$187,887
Jeffrey F. Eisenberg (6)	--	--	--	--

(1)
The amounts in this column represent the aggregate full grant date fair values of stock options granted to each of the non-employee directors computed in accordance with Accounting Standards Codification 718, or ASC 718, “Compensation—Stock Compensation,” excluding the effect of estimated forfeitures. The amounts reported for these options may not represent the actual economic values that the Company’s non-employee directors will realize from these options, as the actual value realized will depend on the Company’s performance, stock price and their continued services.

(2)
Dr. Livingston does not receive any cash compensation as a director.  Dr. Livingston received 1,000,000 shares of restricted common stock, valued at $2.30 a share on April 2, 2015, in connection with his continuing services to the Company of at least one year.   Dr. Livingston’s employee compensation in 2015 consisted of $60,000 in cash compensation.  Dr. Livingston had 22,233 options outstanding at December 31, 2015.

(3)
Represents the aggregate grant date fair value of restricted stock and restricted stock units granted in accordance with Accounting Standards Codification 718, or ASC 718, “Compensation—Stock Compensation.”  The fair value was calculated based on the closing market price of our common stock on the grant date of April 2, 2015.  Amounts include 34,250 restricted stock units granted to each of the non-employee directors other than Mr. Eisenberg during 2015 with vesting dates after 2015 over three years.

(4)
Non-employee directors serving on the board during 2015 were each granted 34,250 options on April 2, 2015 at an exercise price of $2.30 per share with a grant date fair value of $56,512 vesting over three years, and 35,000 options on August 26, 2015 at an exercise price of 1.52 with a grant date fair value of $40,600 vesting over one year.

(5)
In addition to the restricted stock and restricted stock units granted to all non-employee directors, Dr. Ravetch received 131,500 shares of restricted common stock, valued at $2.30 a share on April 2, 2015, in connection with future services covering at least a one-year period.

(6)	Mr. Eisenberg was appointed to the board of directors in February of 2016 and had no awards outstanding as of December 31, 2015.
(7)	Mr. Hoffman, Mr. Maier, Mr. Cohen and Dr. Ravetch each had a total of 80,366 options and 34,250 restricted stock units outstanding at December 31, 2015.
(8)	Mr. Varvaro had a total of 69,250 options and 34,250 restricted stock units outstanding at December 31, 2015.

Amended and Restated Director Compensation Policy

In 2015, under our Non-Employee Director Compensation Policy, or the Policy, members of the Board of Directors who are not employees of, or compensated consultants to the Company or any of its affiliates, (an “Outside Director”) was entitled to receive certain stock option grants.

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

Under the Policy in 2015, our Outside Directors were entitled to receive annual cash payments of $12,000 payable on a monthly pro-rata basis and cash payments of $1,250 per meeting attended in person and $750 per meeting attended telephonically. On April 3, 2015, the Board ratified the Compensation Committee’s amendment to the Policy and implementation of the below compensation for all Outside Directors:

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

On April 3, 2015, the Board approved the following Non-Employee Director Policy with respect to incumbent non-employee members of the Board in the event that they are replaced before their term expires:

•	A one-time issuance of 20,000 restricted shares of common stock;

•	The vesting of all options and restricted stock grants held on such date; and

•	The payment of all earned but unpaid cash compensation for their services on the Board and its committees, as of such date.

On February 16, 2016, the Compensation Committee of the Board of Directors of the Company approved the following amendments to Company's policy for compensating non-employee members of the Board:

•	The initial equity grant upon first appointment (or election) of future non-employee directors to the Board shall be a 10-year option to purchase 50,000 shares of the Company's Common Stock, under the Company's Second Amended and Restated 2014 Equity Incentive Plan with 3-year annual vesting and a strike price equal the closing price of the Company's common stock on the effective date of the appointment (or election);

•	The annual cash retainer for each non-employee director, paid quarterly, is increased by $1,000 per calendar quarter to a total of $7,000 per quarter, effective April 1, 2016;

•	The additional annual cash retainer for the chairperson of each of the Audit, Compensation, and Nominating and Governance Committees, paid quarterly, is increased by $1,000 per calendar year, such that each chairperson retainer shall be as follows, effective April 1, 2016: Audit Committee: $13,000 Compensation Committee: $9,000 Nominating and Governance Committee: $6,000

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides certain information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2015.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
Equity compensation plans approved by security holders	5,543,891(1)	$2.36	2,970,012
Equity compensation plans not approved by security holders	—	N/A	—
Total	5,543,891(1)		2,970,012

(1)	Includes 2,300,850 shares of restricted stock units granted from within the equity compensation plan during 2015 that will become vested within 60 days from March 14, 2016.

The following table sets forth information known to us concerning the beneficial ownership of MabVax Therapeutics Holdings’ common stock as of April 8, 2016 for:

•	each person known by us to beneficially own more than 5% of the Company’s common stock;

•	each of our directors;

•	each of our executive officers; and

•	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC. In general, a person is deemed to be the beneficial owner of (i) any shares of the Company’s common stock over which such person has sole or shared voting power or investment power, plus (ii) any shares which such person has the right to acquire beneficial ownership of within 60 days of the above date, whether through the exercise of options, warrants or otherwise. Applicable percentages are based on 29,687,770 shares of common stock outstanding as of April 8, 2016, adjusted as required by rules promulgated by the SEC.

Name and Address of Beneficial Owner	Number of Shares of Common Stock	Percentage of Common Stock
5% Stockholders
None	-	-%

Directors and Executive Officers
Philip O. Livingston, M.D. (1)	1,450,165	4.88%
Jeffrey Ravetch, M.D., Ph.D. (2)	33,950	*
J. David Hansen (3)	588,545	1.95%
Wolfgang W. Scholz, Ph.D. (4)	235,366	*
Robert E. Hoffman (5)	43,950	*
Kenneth M. Cohen (6)	43,950	*
Paul V. Maier (7)	38,950	*
Gregory P. Hanson (8)	267,227	*
Paul W. Maffuid, Ph.D. (9)	192,801	*
Thomas C. Varvaro (10)	22,834	*
Jeffrey F. Eisenberg (11)	-	-%

All executive officers and directors as a group (10 persons)	2,917,737	9.40%

*	Less than 1%.
(1)
Consists of (i) 1,307,396 shares held by RTP Venture Fund, (ii) 110,147 shares held by Philip O. Livingston, (iii) 12,734 shares held by the Joan L. Tweedy 2011 Revocable Trust, or the Tweedy Trust, and (iv) 19,888 shares subject to options exercisable within 60 days of April 8, 2016 held by Philip O. Livingston. Voting and dispositive decisions of RTP Venture Fund, LLC are made by Philip Livingston, and Philip O. Livingston is a trustee of the Tweedy Trust. The address for RTP Venture Fund, LLC is 156 E. 79th Street, Apt. 6C, New York, NY 10075.

(2)	Includes 22,533 shares subject to options exercisable within 60 days of April 8, 2016.
(3)	Includes 333,911 shares subject to options exercisable within 60 days of April 8, 2016.
(4)	Includes 122,079 shares subject to options exercisable within 60 days of April 8, 2016.
(5)	Includes 22,533 shares subject to options exercisable within 60 days of April 8, 2016.
(6)	Includes 22,533 shares subject to options exercisable within 60 days of April 8, 2016.

(7) (8) (9)
Includes 22,533 shares subject to options exercisable within 60 days of April 8, 2016.

Includes 166,404 shares subject to options exercisable within 60 days of April 8, 2016.

Includes 117,412 shares subject to options exercisable within 60 days of April 8, 2016.

(10) (11)	Includes 11,417 shares subject to options exercisable within 60 days of April 8, 2016. Mr. Eisenberg was appointed to the board of directors in February 2016.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

We entered into Separation and Release Agreements and are and were parties to the employment agreements with each of our officers as set forth in the section entitled “Executive and Director Compensation” above. Pursuant to our Audit Committee Charter, the Audit Committee is responsible for reviewing and approving, prior to our entry into any such transaction, all transactions in which we are a participant and in which any parties related to us have or will have a direct or indirect material interest.

Ravetch Grant

On April 3, 2015, the Board approved the issuance of an additional restricted stock award of 131,500 shares to Jeffrey Ravetch.  This award is for future services covering at least a one-year period. The award was granted in addition to the prior award to Dr. Ravetch on April 2, 2015 of: (i) 34,250 restricted shares and (ii) options to purchase 34,250 shares of common stock with an exercise price of $2.30 per share, for a total grant of 200,000 restricted shares and options.

Livingston Grant

On March 23, 2015, the Board of Directors approved a restricted stock award by the Company of 1,000,000 shares of common stock, to be negotiated with Phil Livingston, Ph.D. for his continuing service to the Company.  On April 4, 2015, the Company awarded and issued the shares to Dr. Livingston by virtue of a common stock purchase agreement, in exchange for Dr. Livingston’s ongoing services as a member of the Company’s Board of Directors.  On May 13, 2015, the Compensation Committee of the Board clarified that the award is being granted in consideration for at least one year of Dr. Livingston’s services.

Director Independence

After review of all relevant transactions or relationships between each director and nominee for director, or any of his or her family members, and the Company, its senior management and its Independent Registered Public Accounting Firm, the Board of Directors has determined that all of the Company’s directors are independent, as of December 31, 2015 within the meaning of the applicable SEC rules and the NASDAQ listing standards, except Mr. Hansen, the Chairman of the Board of Directors and Chief Executive Officer and President of the Company, and Dr. Livingston, Chief Science Officer of the Company; and Dr. Ravetch as of March 8, 2016. Although the Company is not currently listed on a national exchange we believe it is in the Company’s interests to comply with these standards both as a matter of good governance and to facilitate any future re-listing.

Item 14.	Principal Accounting Fees and Services

The following summarizes the fees billed by our independent registered public accounting firm for audit, tax and other professional services for the years ended December 31, 2015 and 2014:

	2015	2014
	CohnReznick LLP	CohnReznick LLP
Audit Fees	$216,875	$238,731	(1)
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	—	—
Total Fees	$216,875	$238,731

(1)	This amount includes $120,695 for audit and review services in connection with the Merger in 2014 and $118,036 for audit services for 2012 and 2013.

(2)
Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” In addition, the amounts include fees for services that are normally provided by the auditor in connection with Statutory and regulatory filings and engagements for the years identified.

(3)
Tax Fees consist of fees billed for professional services rendered in connection with tax compliance, tax advice, and tax planning. We incurred no such fees in the fiscal years ended December 31, 2015 and 2014.

(4)
Other fees consists of fees for products and services other than the services reported above. There were no other fees for services by our independent registered public accounting firms for the fiscal years ended December 31, 2015 and 2014.

Audit Committee Pre-approval Policies and Procedures

Our Audit Committee assists the Board in overseeing and monitoring the integrity of the Company’s financial reporting process, its compliance with legal and regulatory requirements and the quality of its internal and external audit processes. The role and responsibilities of the Audit Committee are set forth in a written charter adopted by the Board, which is available on our website at www.mabvax.com. The Audit Committee is responsible for selecting, retaining and determining the compensation of our independent public accountant, approving the services they will perform, and reviewing the performance of the independent public accountant. The Audit Committee reviews with management and our independent public accountant our annual financial statements on Form 10-K and our quarterly financial statements on Forms 10-Q. The Audit Committee reviews and reassesses the charter annually and recommends any changes to the Board for approval. The Audit Committee is responsible for overseeing our overall financial reporting process. In fulfilling its responsibilities for the financial statements for fiscal year 2015, the Audit Committee took the following actions:

•	reviewed and discussed the audited financial statements for the fiscal year ended December 31, 2015 with management and CohnReznick LLP (“CohnReznick”), our independent public accountant;
•
discussed with CohnReznick the matters required to be discussed in accordance with the rules set forth by the Public Company Accounting Oversight Board (“PCAOB”), relating to the conduct of the audit; and

•
received written disclosures and the letter from CohnReznick regarding its independence as required by applicable requirements of the PCAOB regarding CohnReznick's communications with the Audit Committee and the Audit Committee further discussed with CohnReznick its independence. The Audit Committee also considered the status of pending litigation, taxation matters and other areas of oversight relating to the financial reporting and audit process that the Audit Committee determined appropriate.

Our Audit Committee approved all services that our independent accountants provided to us in the past two fiscal years.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

Exhibit No.	Description	Form	Filing Date/Period End	Exhibit Number

2.1	Agreement and Plan of Merger and Reorganization, dated May 12, 2014, between the Company, Tacoma Acquisition Corp., Inc. and MabVax Therapeutics, Inc.	8-K	5/12/2014	2.1

2.2	Amendment No.1, dated as of June 30, 2014, by and between the Company and MabVax Therapeutics, Inc.	8-K	7/1/2014	2.1

2.3	Amendment No.2 to the Agreement and Plan of Merger, dated July 7, 2014, by and among the Company, Tacoma Acquisition Corp. and MabVax Therapeutics, Inc.	8-K	7/9/2014	2.1

3.1	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock	8-K	9/3/2014	3.1

3.2	Amended and Restated Certificate of Incorporation	8-K	9/9/2014	3.1

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8-K	9/9/2014	3.2

3.4	Amended and Restated Bylaws	8-K	12/14/2007	3.2

3.5	Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock	8-K	3/26/2015	3.1

3.6	Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock	10-K	3/31/2015	3.8

4.1	Securities Purchase Agreement, dated as of February 12, 2014, between MabVax Therapeutics, Inc. and the purchasers set forth on the signature pages thereto including that certain Amendment No. 1 to Securities Purchase Agreement, dated as of May 12, 2014, between MabVax Therapeutics, Inc. and the persons and entities identified on the signature pages thereto	8-K	5/12/2014	10.3

4.2	Registration Rights Agreement, dated as of February 12, 2014, between MabVax Therapeutics, Inc. and the persons and entities identified on the signature pages thereto	8-K	5/12/2014	10.2

4.3	Form of Exchange Agreement	8-K	9/3/2014	10.1

4.4	Form of Waiver Letter	8-K	9/3/2014	10.2

4.5	Form of Common Stock Certificate	S-1	9/29/2014	4.1

4.6	Form of Waiver Extension Letter	8-K	9/30/2014	10.1

4.7	Form of Subscription Agreement, dated March 31, 2015, between the Company and the subscribers set forth on the signature pages thereto	10-K	3/31/2015	4.11

4.8	Form of Common Stock Purchase Warrant	10-K	3/31/2015	4.12

4.9	Form of Registration Rights Agreement, dated March 31, 2015, between the Company and the persons and entities identified on the signature pages thereto	10-K	3/31/2015	4.13

4.10	Form of Secured Promissory Note	8-K	1/19/2016	4.1

4.11	Form of Warrant	8-K	1/19/2016	4.2

10.1	Separation Agreement and Release, dated May 12, 2014, between Michael M. Wick and the Company	8-K	5/12/2014	10.4

10.2	Separation Agreement and Release, dated May 12, 2014, between William P. Kaplan and the Company	8-K	5/12/2014	10.5

10.3	Separation Agreement and Release, dated May 12, 2014, between Steven R. Schow and the Company	8-K	5/12/2014	10.6

10.4	Separation Agreement and Release, dated May 12, 2014, between Wendy K. Wee and the Company	8-K	5/12/2014	10.7

10.5	Michael Wick Resignation Letter, dated July 7, 2014	8-K	7/9/2014	99.1

10.6	Edward W. Cantrall Resignation Letter, dated July 7, 2014	8-K	7/9/2014	99.2

10.7	Steven R. Goldring Resignation Letter, dated July 7, 2014	8-K	7/9/2014	99.3

10.9	Richard B. Newman Resignation Letter, dated July 7, 2014	8-K	7/9/2014	99.4

10.10	Employment Agreement, dated July 1, 2014, by and between MabVax Therapeutics, Inc. and J. David Hansen	10-Q	8/8/2014	10.9

10.11	Employment Agreement, dated July 1, 2014, by and between MabVax Therapeutics, Inc. and Gregory P. Hanson	10-Q	8/8/2014	10.10

10.12	Employment Agreement, dated July 1, 2014, by and between MabVax Therapeutics, Inc. and Wolfgang W. Scholz, Ph.D.	10-Q	8/8/2014	10.11

10.13	Securities Purchase Agreement, dated July 8, 2014, by and between MabVax Therapeutics, Inc. and certain institutional investors set forth therein	10-Q	8/8/2014	10.12

10.14	Form of Indemnification Agreement	8-K	9/9/2014	10.1

10.15	Second Amended and Restated MabVax Therapeutics Holdings, Inc. 2014 Employee, Director and Consultant Equity Incentive Plan	10-K	3/31/2015	10.15

10.16	Non-Employee Director Compensation Policy	10-Q/A	8/12/2015	10.1

10.17	Standard Industrial Net Lease, dated as of May 23, 2008, by and between MabVax Therapeutics, Inc. and Sorrento Square	10-Q/A	8/12/2015	10.2

10.18	First Amendment to that Standard Industrial Net Lease, dated May 6, 2010, by and between MabVax Therapeutics, Inc. and Sorrento Square	10-Q/A	8/12/2015	10.3

10.19	Second Amendment to that Standard Industrial Net Lease, dated August 1, 2012, by and between the Company and Sorrento Square	10-Q/A	8/12/2015	10.4

10.20	Employment Agreement, dated July 21, 2014, 2014, by and between MabVax Therapeutics, Inc. and Paul Maffuid, Ph.D.	10-Q/A	8/12/2015	10.5

10.21	Development and Manufacturing Services Agreement, dated April 15, 2014, by and between MabVax Therapeutics, Inc. and Gallus BioPharmaceuticals NJ, LLC	10-Q/A	8/12/2015	10.6

10.22	Exclusive License Agreement for “Polyvalent Conjugate Vaccines for Cancer” (SK#14491), dated as of June 30, 2008, by and between MabVax Therapeutics, Inc. and Sloan-Kettering Institute for Cancer Research	10-Q/A	8/12/2015	10.7

10.23	Research and License Agreement, dated as of April 7, 2008, by and between MabVax Therapeutics, Inc. and Sloan-Kettering Institute for Cancer Research	10-Q/A	8/12/2015	10.8

10.24	Exclusive License to Unimolecular Antibodies, dated October 13, 2011, by and between MabVax Therapeutics, Inc. and Sloan-Kettering Institute for Cancer Research	10-Q/A	8/12/2015	10.9

10.25	Option Agreement, dated August 29, 2014, by and between MabVax Therapeutics, Inc. and Juno Therapeutics, Inc.	10-Q/A	8/12/2015	10.10

10.26	SBIR Contract from National Cancer Institute	10-Q/A	8/12/2015	10.

10.27	Form of Exchange Agreement (Series A-1 Preferred Stock and Series A-1 Warrants).	8-K	3/26/2015	10.1

10.28	Form of Exchange Agreement (Series B Preferred Stock and Series B Warrants).	8-K	3/26/2015	10.2

10.29	2008 Equity Incentive Plan	10-K	3/31/2015	10.29

10.30	Form of Option Agreement, 2008 Equity Incentive Plan	10-K	3/31/2015	10.30

10.31	Form of Lockup Agreement dated as of April 3, 2015	8-K	4/6/2015	10.3

10.32	Consulting Agreement with The Del Mar Consulting Group, Inc. and Alex Partners, LLC dated as of April 5, 2015	8-K	4/6/2015	10.4

10.33	Form of Escrow Deposit Agreement dated as of April 14, 2015	8-K	4/15/2015	10.1

10.34	Form of Amendment Agreement to Registration Rights Agreement	8-K	6/10/2015	10.1

10.35	Amendment to Escrow Deposit Agreement dated June 22, 2015	8-K	6/24/2015	10.1

10.36	Letter Agreement dated June 30, 2015 between MabVax Therapeutics, Inc. and OPKO Health, Inc.	8-K	7/1/2015	10.1

10.37	Form of Proposed Lease Agreement with AGP Sorrento Business Complex, L.P	S-1	8/25/2015	10.37

10.38	Form of Amendment Agreement No. 2 to Registration Right s Agreement	8-K	8/4/2015	10.1

10.39	Non-Employee Director Compensation Policy	10-Q/A	8/12/2015	10.1

10.41	Standard Industrial Net Lease, dated as of May 23, 2008, by and between MabVax Therapeutics, Inc. and Sorrento Square	10-Q/A	8/12/2015	10.2

10.42	First Amendment to that Standard Industrial Net Lease, dated May 6, 2010, by and between MabVax Therapeutics, Inc. and Sorrento Square	10-Q/A	8/12/2015	10.3

10.43	Second Amendment to that Standard Industrial Net Lease, dated August 1, 2012, by and between the Company and Sorrento Square	10-Q/A	8/12/2015	10.4

10.44	Employment Agreement, dated July 21, 2014, by and between MabVax Therapeutics, Inc. and Paul Maffuid, Ph.D.	10-Q/A	8/12/2015	10.5

10.45	Development and Manufacturing Services Agreement, dated April 15, 2014, by and between MabVax Therapeutics, Inc. and Gallus BioPharmaceuticals NJ, LLC	10-Q/A	8/12/2015	10.6

10.46	Exclusive License Agreement for “Polyvalent Conjugate Vaccines for Cancer” (SK#14491), dated as of June 30, 2008, by and between MabVax Therapeutics, Inc. and Sloan-Kettering Institute for Cancer Research	10-Q/A	8/12/2015	10.7

10.47	Research and License Agreement, dated as of April 7, 2008, by and between MabVax Therapeutics, Inc. and Sloan-Kettering Institute for Cancer Research	10-Q/A	8/12/2015	10.8

10.48	Exclusive License to Unimolecular Antibodies, dated October 13, 2011, by and between MabVax Therapeutics, Inc. and Sloan-Kettering Institute for Cancer Research	10-Q/A	8/12/2015	10.9

10.49	Option Agreement, dated August 29, 2014, by and between MabVax Therapeutics, Inc. and Juno Therapeutics, Inc.	10-Q/A	8/12/2015	10.10

10.50	SBIR Contract from National Cancer Institute	10-Q/A	8/12/2015	10.11

10.51	Lease by and between AGP Sorrento Business Complex, L.P., and MabVax Therapeutics Holdings, Inc., dated as of September 2, 2015	8-K	9/3/2015	10.1

10.52	Form of Amendment Agreement No.3 to Registration Rights Agreement	8-K	10/13/2015	10.1

10.53	Loan and Security Agreement dated as of January 15, 2016	8-K	1/19/2016	10.1

10.54	Form of Amendment Agreement	10-K	3/14/2016	10.54

10.55	Consulting Agreement, dated April 1, 2016, by and between MabVax Therapeutics Holdings, Inc. and Jeffrey Ravetch, M.D., Ph.D.	8-K	4/7/2016	10.1

10.56*	Employment Agreement, dated March 16, 2016, by and between MabVax Therapeutics Holdings, Inc. and Paul Resnick, M.D.			10.56

11.1	Statement of per share earnings	S-1	9/29/2014	11.1

21.1	Subsidiaries of the Registrant	S-1	9/29/2014	21.1

23.1	Consent of Independent Registered Public Accounting Firm	10-K	3/31/2015	23.1

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data file	10-K	3/31/2015	101

*    Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 19, 2016

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

Signature	Title	Date

/s/ J. David Hansen	Chairman of the Board, President and Chief Executive Officer	April 19, 2016
J. David Hansen	(Principal executive officer)

/s/ Gregory P. Hanson	Chief Financial Officer	April 19, 2016
Gregory P. Hanson	(Principal financial and accounting officer)

/s/ J. Kenneth M. Cohen	Director	April 19, 2016
Kenneth M. Cohen

/s/ Jeffrey F. Eisenberg	Director	April 19, 2016
Jeffrey F. Eisenberg

/s/ J. Robert E. Hoffman	Director	April 19, 2016
Robert E. Hoffman

/s/ Phillip O. Livingston	Director	April 19, 2016
Philip O. Livingston, M.D.

/s/ Paul V. Maier	Director	April 19, 2016
Paul V. Maier

/s/ J. Jeffrey V. Ravetch	Director	April 19, 2016
Jeffrey V. Ravetch, M.D., Ph.D.

/s/ Thomas C. Varvaro	Director	April 19, 2016
Thomas C. Varvaro