Form 10-Q
period 2016-03-31
MABVAX THERAPEUTICS HOLDINGS, INC.
filed 2016-05-09
CIK 1109196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____ TO ____.

COMMISSION FILE NUMBER: 0-31265

MABVAX THERAPEUTICS HOLDINGS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	93-0987903
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

11535 Sorrento Valley Road, Suite 400, San Diego, CA 92121
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

The number of shares of common stock outstanding as of May 9, 2016 was 30,787,770.

-i-

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements
MABVAX THERAPEUTICS HOLDINGS, INC.
Condensed Consolidated Balance Sheets
	March 31,	December 31,
	2016	2015
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$5,628,880	$4,084,085
Grants receivable	273,638	757,562
Prepaid expenses	339,176	419,751
Other current assets	—	47,586
Total current assets	6,241,694	5,308,984
Property and equipment, net	470,120	135,486
Goodwill	6,826,003	6,826,003
Other long term assets	148,597	126,654
Total assets	$13,686,414	$12,397,127
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,014,606	$3,002,497
Accrued compensation	463,828	562,755
Accrued clinical operations and site costs	472,990	391,041
Accrued lease contingency fee	590,504	590,504
License fee payable	225,000	225,000
Other accrued expenses	450,873	186,566
Interest payable	50,437	—
Notes payable – capital leases	16,051	—
Total current liabilities	4,284,289	4,958,363
Long-term liabilities:		—
Notes payable, net	3,980,437	—
Capital leases	79,605	—
Other long-term liabilities	102,863	—
Total long-term liabilities	4,162,905	—

Commitments and contingencies:

Stockholders' equity:
Series D convertible preferred stock, $0.01 par value, 1,000,000 shares authorized, 183,289 and 191,491 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively, with a liquidation preference of $1,833 and $1,915 as of March 31, 2016, and December 31, 2015, respectively	1,833	1,915
Series E convertible preferred stock, $0.01 par value, 100,000 shares authorized, 33,333 shares issued and outstanding with a liquidation preference of $333	333	333
Common stock, $0.01 par value; 150,000,000 shares authorized, 29,311,272 and 28,391,072 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	293,113	283,911
Additional paid-in capital	69,950,489	67,754,383
Accumulated deficit	(65,006,548)	(60,601,778)
Total stockholders' equity	5,239,220	7,438,764
Total liabilities and stockholders' equity	$13,686,414	$12,397,127

See Accompanying Notes to Condensed Consolidated Financial Statements

MABVAX THERAPEUTICS HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues:
Grants	$148,054	$239,539
Total revenues	148,054	239,539

Operating costs and expenses:
Research and development	1,700,512	1,725,893
General and administrative	2,651,837	980,589
Total operating costs and expenses	4,352,349	2,706,482
Loss from operations	(4,204,295)	(2,466,943)
Interest and other income (expense)	(200,475)	(184)
Change in fair value of warrant liability	—	19,807
Net loss	(4,404,770)	(2,447,320)
Deemed dividend on Series A-1 preferred stock	—	(9,017,512)
Deemed dividend on Series A-1 warrant	—	(179,411)
Deemed dividend on Series B preferred stock	—	(8,655,998)
Accretion of preferred stock dividends	—	(93,234)
Net loss allocable to common stockholders	$(4,404,770)	$(20,393,475)
Basic and diluted net loss per share	$(0.15)	$(6.25)
Shares used to calculate basic and diluted net loss per share	29,208,186	3,262,599

See Accompanying Notes to Condensed Consolidated Financial Statements

MABVAX THERAPEUTICS HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
For the Three Months Ended March 31, 2016
(Unaudited)

	Series D and E Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2015	224,824	$2,248	28,391,072	$283,911	$67,754,383	$(60,601,778)	$7,438,764
Conversion of Series D Preferred Stock to common stock	(8,202)	(82)	820,200	8,202	(8,120)	—	—
Issuance of warrants in connection with note payable transaction on January 15, 2016	—	—	—	—	607,338	—	607,338
Stock issued for services	—	—	100,000	1,000	63,000	—	64,000
Stock-based compensation	—	—	—	—	1,533,888	—	1,533,888
Net loss	—	—	—	—	—	(4,404,770)	(4,404,770)
Balance at March 31, 2016	216,662	$2,166	29,311,272	$293,113	$69,950,489	$(65,006,548)	$5,239,220

See Accompanying Notes to Condensed Consolidated Financial Statements

MABVAX THERAPEUTICS HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
	2016	2015

Operating activities
Net loss	$(4,404,770)	$(2,447,320)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,340	4,323
Stock-based compensation	1,533,888	82,772
Restricted stock issued for services	64,000	—
Change in fair value of warrants	—	(19,807)
Debt discount amortization	71,547	—
Increase (decrease) in operating assets and liabilities:
Grant receivable	483,924	(155,195)
Other receivables	—	2,275
Prepaid expenses and other	69,650	44,474
Accounts payable	(1,060,796)	753,184
Accrued clinical operations and site costs	81,949	22,847
Accrued compensation	(98,927)	88,434
Other accrued expenses	339,565	200,483
Net cash used in operating activities	(2,911,630)	(1,423,530)
Investing activities
Purchases of property and equipment	(153,899)	(28,867)
Net cash used in investing activities	(153,899)	(28,867)
Financing activities
Cash received from bank loan, net of financing costs	4,610,324	—
Issuances of common stock, net of issuance costs	—	4,714,726
Net cash provided by financing activities	4,610,324	4,714,726
Net change in cash and cash equivalents	1,544,795	3,262,329
Cash and cash equivalents at beginning of period	4,084,085	1,477,143
Cash and cash equivalents at end of period	$5,628,880	$4,739,472

Supplemental disclosures of non-cash investing and financing information:
Capital lease in connection with purchases of equipment	$95,656	$—
Purchase of equipment in accounts payable	$109,471	$—
Deemed dividend on beneficial conversion feature for preferred stock	$—	$17,852,921
Accretion of redemption value for Series A-1 and B preferred stock	$—	$93,234
Conversion of Series A-1 redeemable preferred stock into common stock	$—	$162,968
Conversion of Series C preferred stock to common stock	$—	$966
Conversion of Series B preferred stock to common stock	$—	$160,380
Exchange of Series A-1 preferred stock and warrants into common stock and Series D preferred stock	$—	$13,111,280
Exchange of Series B preferred stock and warrants into common stock and Series D preferred stock	$—	$10,451,784
Fair value of warrants issued	$607,338	$—

See Accompanying Notes to Condensed Consolidated Financial Statements

MABVAX THERAPEUTICS HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation

We are a Delaware corporation, originally incorporated in 1988 under the name Terrapin Diagnostics, Inc. in the State of Delaware, and subsequently renamed “Telik, Inc.” in 1998, and thereafter renamed MabVax Therapeutics Holdings, Inc. (“MabVax Therapeutics Holdings”) in September 2014. Our principal corporate office is located at 11535 Sorrento Valley Road, Suite 400, San Diego, CA 92121 telephone: (858) 259-9405. On July 8, 2014, we consummated a merger with MabVax Therapeutics, Inc. (“MabVax Therapeutics”), pursuant to which our subsidiary Tacoma Acquisition Corp. merged with and into MabVax Therapeutics, with MabVax Therapeutics surviving as our wholly owned subsidiary. This transaction is referred to as the “Merger.”  Unless the context otherwise requires, references to “we,” “our,” “us,” or the “Company” in this Quarterly Report mean MabVax Therapeutics Holdings on a condensed consolidated financial statement basis with our wholly-owned subsidiary following the Merger, MabVax Therapeutics, as applicable. The Company has traded under the symbol MBVX (OTCQB: MBVX) since October 10, 2014.

The balance sheet data at December 31, 2015, has been derived from audited financial statements at that date. It does not include, however, all of the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements.

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

The Company has incurred net losses since inception and expects to incur substantial losses for the foreseeable future as it continues its research and development activities. To date, the Company has funded operations primarily through government grants, proceeds from the sale of common and preferred stock, the issuance of debt, the issuance of common stock in lieu of cash for services, payments from collaborators, and interest income. The process of developing products will require significant additional research and development, preclinical testing and clinical trials, as well as regulatory approvals. We expect these activities, together with general and administrative expenses, to result in substantial operating losses for the foreseeable future. The Company will not receive substantial revenue unless we or our collaborative partners complete clinical trials, obtain regulatory approvals and successfully commercialize one or more products; or we license our technology after achieving one or more milestones of interest to a potential partner.

The accompanying unaudited condensed consolidated financial statements were prepared using GAAP for interim financial information and the instructions to Regulation S-X. While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results of the interim period, they do not include all information or notes required by GAAP for annual financial statements and should be read in conjunction with the Audited Financial Statements of MabVax Therapeutics Holdings for the year ended December 31, 2015, filed in our Annual Report on Form 10-K on March 14, 2016.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-2,"Leases (Topic 842)".  This update will increase transparency and comparability by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged, and it simplified the accounting for sale and leaseback transactions. Lessees will no longer be provided with a source of off-balance sheet financing. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently in the process of assessing what impact this new standard may have on our condensed consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed consolidated financial statements.

2. Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $4,404,770, net cash used in operating activities of $2,911,630, net cash used in investing activities of $153,899, and net cash provided by financing activities of $4,610,324 for the three months ended March 31, 2016. As of March 31, 2016, the Company had $5,628,880 in cash and cash equivalents and an accumulated deficit of $65,006,548.

On March 31, 2015 and April 10, 2015, we closed on a financing transaction by entering into separate subscription agreements with accredited investors relating to the issuance and sale of an aggregate of  $11,714,498 of units (the “Units”) at a purchase price of $0.75 per Unit, with each Unit consisting of one share of our common stock, par value $0.01 per share  (or, at the election of any investor who, as a result of receiving common stock would hold in excess of 4.99% of our issued and outstanding common stock, shares of our newly designated 0% Series E Convertible Preferred Stock) and a thirty-month warrant  to purchase one half of one share of common stock at an initial exercise price of $1.50 per share, as further described in the Notes to Financial Statements – Equity, (the “April 2015 Private Placement”).

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

On October 5, 2015, we closed a public offering of 2,500,000 shares of common stock and warrants to purchase 1,250,000 shares of common stock, at an offering price of $1.10 per share.  For every two shares of common stock sold, the Company issued one warrant to purchase one share of common stock.  The Company received $2,750,000 in gross proceeds, before underwriting discounts and commissions and offering expenses totaling approximately $586,608, and without giving effect to the exercise of the underwriters’ over-allotment option.  The Company has been using the net proceeds from this offering to fund the HuMab-5B1 human antibody program through Phase I clinical development and for working capital and general corporate purposes.

The shares and warrants were separately issued and sold in equal proportions. The warrants are immediately exercisable, expire September 30, 2018, and have an exercise price of $1.32 per share.  The warrants are not listed on any securities exchange or other trading market. The underwriters did not exercise a 30-day option to purchase up to an additional 375,000 shares of common stock and up to an additional 187,500 warrants at the same price to cover over-allotments, if any.

Under the terms of the underwriting agreement entered into between the Company and the underwriter in the public offering, the Company, without the prior written consent of the underwriter, was prohibited, for a period of 90 days after execution of the underwriting agreement, from issuing any equity securities, subject to certain exceptions.

On October 12, 2015, the Company and investors holding over 60% of the outstanding Registerable Securities (as such term is defined in the Registration Rights Agreements) issued in the April 2015 Private Placement entered into a third amendment agreement to the Registration Rights Agreements to suspend the Company’s registration obligations under the Registration Rights Agreements and related subscription agreements during any period when the “Standstill” provision set forth in the related subscription agreements is in effect. On January 28, 2016, we filed a registration statement with the SEC covering the resale of such registrable securities, which was declared effective by the SEC on February 10, 2016.

On January 15, 2016, the Company and Oxford Finance LLC, as collateral agent and lender, entered into a Loan and Security Agreement providing for senior secured term loans to the Company in an aggregate principal amount of up to $10,000,000, subject to the terms and conditions set forth in the Loan Agreement (the “January 2016 Term Loan”).  On January 15, 2016, the Company received an initial loan of $5,000,000 under the Loan Agreement, before fees and issuance costs of approximately $390,000.

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

5. Convertible Preferred Stock, Common Stock and Warrants

MabVax Therapeutics Series B preferred stock and warrants (Pre-Merger MabVax Therapeutics Issuances)

Due to the anti-dilution protection in our Series B Warrants (described below), the Series B warrants were recorded as a current liability in the amount of $92,463 on the Company’s condensed consolidated balance sheet as of December 31, 2014.  On March 25, 2015, the Series B warrants were re-valued at $72,656 prior to being exchanged into shares of common stock and Series D convertible preferred stock on a one for one basis and the warrant liability was eliminated and the Company recorded a gain of $19,807 for the three months ended March 31, 2015.

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

Exchange of Series A-1 and Series B Preferred Stock and Warrants into Common Stock and Series D Preferred Stock

On March 25, 2015, the Company entered into separate exchange agreements with certain holders of the Company’s Series A-1 preferred stock and Merger warrants (the “Series A-1 Exchange Securities”) and holders of the Company’s Series B preferred stock and Series B warrants (the “Series B Exchange Securities” and, collectively with the Series A-1 Exchange Securities, the “Exchange Securities”), all previously issued by the Company. Pursuant to the exchange agreements, the holders exchanged the Exchange Securities and relinquished any and all other rights they may have had pursuant to the Exchange Securities, their respective governing agreements and certificates of designation, including any related registration rights, in exchange for an aggregate of 2,537,502 shares of the Company’s common stock and an aggregate of 238,156 shares of the Company’s newly designated Series D Convertible preferred stock (the “Series D preferred stock”), convertible into 23,815,600 shares of common stock.  No cash was exchanged in the transaction.  The Company recorded deemed dividends of $9,017,512, $8,655,998 and $179,411 representing the excess fair value of the common stock issued over the original conversion terms of the Series A-1 and Series B preferred stock as part of the consideration for elimination of the Series A-1, Series B preferred stock and Series A-1 warrant, respectively.

Additionally, the Company is restricted from issuing any shares of common stock or securities convertible into common stock, enter into any equity line of credit or issue any floating or variable priced equity linked instrument without the consent of a certain recipient of Exchange Securities until the earlier to occur of: (a) April 1, 2017; (b) the date on which the Company has raised at least $10 million in equity financing; (c) the date on which the Company has closed one or more licensing agreements with corporate partners pursuant to which the Company is entitled to receive in total a minimum of $10 million in initial licensing or equity investments under such agreements; and (d) the date on which shares of the Company’s common stock are listed on any of the New York Stock Exchange, Inc., the NYSE MKT LLC, The NASDAQ Global Select Market, The NASDAQ Global Market, The NASDAQ Capital Market or any similar national exchange.

No commission or other payment was received by the Company in connection with the exchange agreements.

Series D Preferred Stock

As of March 31, 2016, there were 183,289 shares of Series D preferred stock issued and outstanding which are convertible into 18,328,900 shares of common stock.

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

As of March 25, 2015, pursuant to the terms of the exchange agreements, the Series A-1 Purchase Agreement, dated February 12, 2014; Series A-1 Registration Rights Agreement, dated February 12, 2014; the Series B Purchase Agreement, dated May 12, 2014; and the Series B Registration Rights Agreement, dated May 12, 2014; all of which have been described as part of the Company’s annual report on Form 10-K, were terminated, and all rights covenants, agreements and obligations contained therein, are of no further force or effect.

Series E Preferred Stock

As of March 31, 2016, there were 33,333 shares of Series E preferred stock issued and outstanding, convertible into 3,333,300 shares of common stock.

On March 30, 2015, the Company filed with the Secretary of State of the State of Delaware a Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible preferred stock to designate 100,000 shares of its blank check preferred stock as Series E preferred stock.

The shares of Series E preferred stock are convertible into shares of common stock based on a conversion calculation equal to the stated value of such preferred share, plus all accrued and unpaid dividends, if any, on such share of Series E preferred stock, as of such date of determination, divided by the conversion price. The stated value of each share of Series E preferred stock is $75 and the initial conversion price is $0.75 per share, each subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar events. In addition, during the period proscribed for in the Series E Preferred Stock Certificate of Designation, in the event the Company issues or sells, or is deemed to issue or sell, shares of common stock at a per share price that is less than the conversion price then in effect, the conversion price shall be reduced to such lower price, subject to certain exceptions. The Company is prohibited from effecting a conversion of the share of Series E preferred stock to the extent that, as a result of such conversion, such holder would beneficially own more than 4.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the Series E preferred stock, which beneficial ownership limitation may be increased by the holder up to, but not exceeding, 9.99%. Each holder is entitled to vote on all matters submitted to stockholders of the Company, and shall have the number of votes equal to the number of shares of common stock issuable upon conversion of such holder’s share of Series E preferred stock, but not in excess of beneficial ownership limitations. The shares of Series E preferred stock bear no interest.

MabVax April 2015 Financing

On March 31, 2015, the Company consummated the first closing of the April 2015 Private Placement and sold $4,714,726 of Units, net of $281,023 in issuance costs, consisting of 6,661,000 shares of common stock and warrants to purchase 3,330,500 shares of common stock with an exercise price of $1.50 a share.  The Units were sold at a price of $0.75 per Unit.

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

As a condition to OPKO’s and Frost Gama Investment Trust’s, or FGIT’s, participation in the April 2015 Private Placement, each of the other investors in the April 2015 Private Placement agreed to execute lockup agreements restricting the sale of 50% of the securities underlying the Units purchased by them for a period of six months and the remaining 50% prior to the expiration of one year following the final closing date of the April 2015 Private Placement.

On April 10, 2015, the Company agreed that $3.5 million of the net proceeds of such closing would be paid into and held under the terms of an escrow agreement with Signature Bank, N.A pending the approval of a representative of OPKO or 10 weeks thereafter, unless released sooner or extended by the Company and OPKO.  On June 22, 2015, the Company and OPKO extended the termination date of the escrow to 16 weeks from the final closing of the April 2015 Private Placement. In connection with the OPKO investment, Steven Rubin, Esq. was appointed advisor to the Company. The escrowed funds were to be returned to the applicable investors and the Company shall have no further obligation to issue Units to such investors in the event certain release conditions are not met. On June 30, 2015, the Company and OPKO entered into a letter agreement pursuant to which the Company granted the representative the right, but not the obligation, until June 30, 2016, to nominate and appoint up to two additional members of the Company’s Board, or to approve the person(s) nominated by the Company pursuant to the agreement in consideration for the release of the escrowed funds. The nominees will be subject to the satisfaction of standard corporate governance practices and any applicable national securities exchange requirements.  Upon signing the agreement, the escrowed funds were released to the Company.

The warrants are exercisable upon issuance and expire 30 months thereafter and may be exercised for cash or on a cashless basis. The warrants have a per share exercise price of $1.50, subject to certain adjustments including stock splits, dividends and reverse-splits. The Company is prohibited from effecting the exercise of the warrants to the extent that, as a result of such exercise, the holder beneficially would own more than 4.99% in the aggregate, of the issued and outstanding shares of the Company’s common stock calculated immediately after giving effect to the issuance of shares of common stock upon the exercise of the warrants.

In connection with the April 2015 Private Placement, the Company also entered into a registration rights agreements (the “Registration Rights Agreements”) with the investors in the April 2015 Private Placement pursuant to which the Company agreed to file a registration statement with the SEC covering the resale of 25% of common stock issued pursuant to the Subscription Agreements including 25% of the common stock issuable upon conversion of the Series E preferred stock, in the event the investors elect to receive Series E preferred stock instead of common stock (together, the “Registrable Securities”), no later than 60 days following the final closing date of the April 2015 Private Placement, and to use its commercially reasonable best efforts to have such registration statement declared effective within 120 days after filing. Investors in the Private Placement also may be required under certain circumstances to agree to refrain from selling securities underlying the Purchased Units. The liquidated damages for failure to achieve effectiveness of the Registerable Securities is 1% a month 120 days after filing, and provided management has not used commercially reasonable best efforts to have the registration statement declared effective within that time frame.

On June 9, 2015, the Company and investors holding over 60% of the outstanding Registrable Securities entered into an amendment agreement to the Registration Rights Agreements in order to extend the filing date of the registration statement to waive any payments that may be due to the investors as a result of the Company not filing a registration statement on or before the original filing date.  On August 4, 2015, the Company and investors holding over 70% of the outstanding Registrable Securities entered into a second amendment agreement to further extend the filing date to October 9, 2015.

On October 12, 2015, the Company and investors holding over 60% of the outstanding Registerable Securities entered into a third amendment agreement to the Registration Rights Agreements to suspend the Company’s registration obligations under the Registration Rights Agreements and related subscription agreements during any period when the “Standstill” provision set forth in the subscription agreements is in effect.

On January 28, 2016, the Company filed a Registration Statement on Form S-1, registering 3,904,830 shares of common stock for resale representing 3,071,500 shares of common stock and 833,333 shares of common stock which are issuable upon conversion of the Company’s Series E Convertible Preferred Stock issued in the April 2015 Private Placement.

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

The Company has also granted each investor a right of participation in the Company’s financings for a period of 24 months.

In the event the Company conducts certain private or public offerings of its securities, each investor has agreed, if requested by the underwriter or placement agent so engaged by the Company in connection with such offering, to refrain from selling any securities of the Company for a period of up to 60 days.

Between April 13, 2015, and April 14, 2015, certain holders of warrants issued in the April 2015 Private Placement to purchase an aggregate of 1,849,999 shares of common stock exercised such warrants on a cashless basis for an aggregate issuance of 1,219,780 shares of common stock. As of March 31, 2016, there were 5,959,668 warrants outstanding to purchase common stock at $1.50 a share.

On October 5, 2015, the Company closed a public offering of 2,500,000 shares of common stock and warrants to purchase 1,250,000 shares of common stock, at an offering price of $1.10 per share.  For every two shares of common stock sold, the Company issued one warrant to purchase one share of common stock.  The Company received $2,750,000 in gross proceeds, before underwriting discounts and commissions and offering expenses totaling approximately $586,608, and without giving effect to the exercise of the underwriters’ over-allotment option.  The Company has been using the net proceeds from this offering to fund the HuMab-5B1 human antibody program through Phase I clinical development and for working capital and general corporate purposes.

The shares and warrants were separately issued and sold in equal proportions. The warrants are immediately exercisable, expire September 30, 2018, and have an exercise price of $1.32 per share.  The warrants are not listed on any securities exchange or other trading market.  As of March 31, 2015, there were warrants to purchase 1,250,000 shares of common stock outstanding. The Company granted the underwriters a 30-day option to purchase up to an additional 375,000 shares of common stock and up to an additional 187,500 warrants at the same price to cover over-allotments, if any.

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

Issuance of Common Stock under Common Stock Purchase Agreement

In connection with the Company’s July 2014 financing, or the July 2014 Financing Transaction, the Company assumed certain obligations as per the original agreement to issue additional shares to investors in the July 2014 Financing Transaction if a subsequent financing was at a price per share lower than the price per share in the July 2014 Financing Transaction. The Company issued on March 31, 2015, an aggregate of 88,093 shares of common stock that were required to be issued in connection with the July 2014 Financing Transaction as a result of the lower share price in the Private Placement.

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

Livingston Grant

On April 4, 2015, the Board of Directors approved a restricted stock award by the Company of 1,000,000 shares of common stock, valued at $2.30 a share, to be issued to Phil Livingston, Ph.D. for his continuing service to the Company.  On May 13, 2015, the Compensation Committee of the Board clarified that the award was being granted in consideration for at least one year of Dr. Livingston’s services.  The committee further clarified that the vesting of the common stock shall be on the one-year anniversary of the Board of Directors’ approval of the award, or April 4, 2016.  The Company is expensing the grant date fair value of the award over the vesting period of one year.

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

Consultant Grants

During 2015, the Board of Directors approved the issuance of restricted stock awards to two consultants totaling 120,000 shares with vesting terms ranging from one to three years, valued from $1.77 to $2.13 per share.  The Company is expensing each of the grant date fair value of the awards over the performance period for the award, which will be re-measured at the end of each quarter until the performance is complete. As of March 31, 2016, the Company expensed $25,525 related to these grants. As of March 31, 2016, the expected future compensation expense related to these grants is $60,875 based upon the Company’s stock price on March 31, 2016.

On January 13, 2016, the Board of Directors approved the issuance of 100,000 shares of restricted stock valued at $64,000 to a consultant for advisory services to the Company.

6. Notes Payable

On January 15, 2016, we entered into a loan and security agreement with Oxford Finance, LLC pursuant to which we are able to borrow $10,000,000 in two equal tranches of $5,000,000 each (the “Loan and Securities Agreement”).  The first tranche of $5,000,000 was funded at close on January 15, 2016 (the “Term A Loan”), and the second tranche of $5,000,000 (the “Term B Loan”) will be funded upon the Company achieving positive interim data on the Phase 1 HuMab-5B1 antibody trial in pancreatic cancer and successfully uplisting to either the NASDAQ Stock Market or NYSE MKT.  The interest rate for each term loan is set on a monthly basis at the Index Rate plus 11.29%, where the Index Rate is the greater of the 30-day LIBOR rate or 0.21%.  Interest is due on the first day of each month, in arrears, calculated based on a 360-day year.  The loan is interest only for the first year after funding, and the principal amount of the loan is amortized in equal principal payments, plus period interest, over the next 36 months.  If the Term B Loan is drawn, then the interest only period is extended by 6 months, followed by a 30-month amortization of the principal amount of the loan.  A facility fee of 1.0% or $100,000 was due at closing of the transaction, and was earned and paid by the Company on January 15, 2016.  The Company is obligated to pay a $150,000 final payment upon completion of the term of the loan and this amount is being accreted using the effective interest rate method over the term of the loan. Each of the term loans can be prepaid subject to a graduated prepayment fee, depending on the timing of the Prepayment.

Concurrent with the closing of the transaction, the Company granted 1,666,668 common stock purchase warrants to Oxford Finance, LLC with an exercise price of $0.75 per share.  The warrants are exercisable for five years and may be exercised on a cashless basis. The Company recorded $607,338 for the relative value of the warrants as a debt discount within notes payable and an increase to additional paid-in capital on the Company’s balance sheet. The debt discount is being amortized as interest expense over the term of the loan using the effective interest method.

We granted Oxford Finance a perfected first priority lien on all of the Company’s assets with a negative pledge on intellectual property. The Company paid Oxford Finance a good faith deposit of $50,000 which was applied towards the facility fee at closing.  The Company agreed to pay all costs, fees and expenses incurred by Oxford Finance in the initiation and administration of the facilities including the cost of loan documentation.

At the initial funding, the Company received net proceeds of approximately $4,610,000 after fees and expenses. These fees and expenses are being accounted for as a debt discount and classified within notes payable on the Company’s balance sheet. Consistent with the early adoption of ASU 2015-3, the Company's transaction costs of approximately $390,000 are presented in the balance sheet as a direct deduction from the carrying amount of the notes payable, consistent with debt discounts. Debt discounts, issuance costs and the final payment are being amortized or accreted as interest expense over the term of the loan using the effective interest method.

In connection with the Loan Agreement, the Company issued to the Lenders warrants to purchase 1,666,668 shares of common stock at an exercise price of $0.75 per share. We used the Black-Scholes valuation method to calculate the fair value of the warrant.

The Loan Agreement also contains customary indemnification obligations and customary events of default, including, among other things, our failure to fulfill certain of the Company's obligations under the Loan Agreement, the occurrence of a material adverse change, which is defined as a material adverse change in the Company's business, operations, or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the loan, or a material impairment in the perfection or priority of the Lenders’ lien in the collateral or in the value of such collateral. In the event of default by the Company under the Loan Agreement, the Lenders would be entitled to exercise their remedies thereunder, including the right to accelerate payment of the debt, upon which we may be required to repay all amounts then outstanding under the Loan Agreement, which could harm the Company's financial condition.

The Company was in compliance with all applicable covenants set forth in the Loan Agreement as of March 31, 2016.

The Company recorded interest expense related to the term loan of $128,929 for the quarter ended March 31, 2016. The annual effective interest rate on the note payable, including the amortization of the debt discounts and accretion of the final payment, but excluding the warrant amortization, is 11.72%.

Future principal payments under the Loan Agreement as of March 31, 2016 are as follows:

Years ending December 31:
2016	$—
2017	1,527,777
2018	1,666,667
2019	1,666,667
2020	138,889
Notes Payable, balance as of March 31, 2016	5,000,000
Unamortized discount on notes payable	(1,019,563)
Notes Payable, balance as of March 31, 2016	3,980,437
Current portion of notes payable	—
Non-current portion of notes payable	$3,980,437

7. Related Party Transactions

In April 2015, the Company has granted a restricted stock award of 1,000,000 shares to Phil Livingston, Ph.D., an employee and Board member, for his continuing services to the Company and the value of this award is being amortized over a period of one year.

8. Stock-based Activity

Amendment of Equity Incentive Plan

On March 31, 2015, the Company approved a Second Amended and Restated 2014 Employee, Director and Consultant Equity Incentive Plan (the “Plan”) to increase the number of shares reserved for issuance under the Plan from 158,073 to 8,360,789 shares of common stock. Additional changes to the Plan include:

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

Stock-based Compensation

We measure stock-based compensation expense for equity-classified awards, principally related to stock options and restricted stock units, or RSUs, based on the estimated fair value of the award on the date of grant. We recognize the value of the portion of the award that we ultimately expect to vest as stock-based compensation expense over the requisite service period in our condensed consolidated statements of operations. Due to limited activity in 2016 and 2015, we assumed a forfeiture rate of zero.

We use the Black-Scholes model to estimate the fair value of stock options granted. The expected term of stock options granted represents the period of time that we expect them to be outstanding. For the three months ended March 31, 2016 we used volatility of 81.98% to 83.75%, dividend rate of 0%, expected term of 6 years, and risk-free interest rate of 1.23% to 1.43% in our Black-Scholes calculations. There we no stock option grants during the quarter ended March 31, 2015.

Total estimated stock-based compensation expense, related to all of the Company’s stock-based payment awards recognized under ASC 718, “Compensation—Stock Compensation” was comprised of the following:

	Three Months Ended March 31,
	2016	2015
Research and development	$303,624	$41,576
General and administrative	1,230,264	41,196
Total share-based compensation expense	$1,533,888	$82,772

 Stock-based Award Activity

The following table summarizes the Company’s stock option activity during the three months ended March 31, 2016:

	Options Outstanding	Weighted-Average Exercise Price
Outstanding at December 31, 2015	3,243,041	$2.36
Granted	1,346,000	0.76
Exercised	—	—
Forfeited/cancelled/expired	(93,337)	2.21
Outstanding and expected to vest at March 31, 2016	4,495,704	$1.93
Vested and exercisable at March 31, 2016	179,437	$3.66

The total unrecognized compensation cost related to unvested stock option grants as of March 31, 2016, was $3,968,849 and the weighted average period over which these grants are expected to vest is 2.24 years. The weighted average remaining contractual life of stock options outstanding at March 31, 2016 and 2015, is 9.19 and 7.7 years, respectively.

During the first three months of 2016, the Company granted 1,346,000 options to officers and employees with a weighted average exercise price of $0.76 and vesting over a three-year period with vesting starting at the one-year anniversary of the grant date.  During the first three months of 2015, there were no grants of options or shares of restricted stock to directors, officers, employees or consultants.

Because the Company had a net operating loss carryforward as of March 31, 2016, no tax benefits for the tax deductions related to stock-based compensation expense were recognized in the Company’s condensed consolidated statements of operations. Additionally, no stock options were exercised in the three months ended March 31, 2016 and 2015.

A summary of activity related to restricted stock grants under the Plan for the quarter ended March 31, 2016 is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2015	2,300,850	$2.28
Granted	—	—
Vested	—	—
Forfeited	—	—
Non-vested at March 31, 2016	2,300,850	$2.28

As of March 31, 2016, unamortized compensation expense related to restricted stock grants granted in 2015 amounted to $3,415,151, which is expected to be recognized over a weighted average period of 2.02 years.

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

On February 16, 2016, our Compensation Committee approved a 2016 Management Bonus Plan outlining maximum target bonuses of the base salaries of certain of our executive officers. Under the terms of the Management Plan, the Company's Chief Executive Officer shall receive a maximum target bonus of up to 50% of his annual base salary, and the Chief Financial Officer and each of the Company's Vice Presidents of Discovery and Development shall receive a maximum target bonus of up to 30% of their annual base salary.

Common stock reserved for future issuance

Common stock reserved for future issuance consists of the following at March 31, 2016:

Common stock reserved for conversion of preferred stock and warrants	21,662,200
Common stock reserved for exercise of warrants	8,876,336
Common stock options outstanding	4,495,704
Authorized for future grant or issuance under the Stock Plan	1,704,426
Unvested restricted stock	2,300,850
Total	39,039,516

9. Net Loss per Share

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

	As of March 31,
	2016	2015
Stock options	4,495,704	242,893
Preferred stock	21,662,200	23,815,600
Unvested restricted stock	2,300,850	—
Warrants to purchase common stock	8,876,336	3,330,500
Total	37,335,090	27,388,993

10. Contracts and Agreements

Life Technologies Licensing Agreement

On September 24, 2015, the Company entered into a licensing agreement with Life Technologies Corporation, a subsidiary of ThermoFisher Scientific.  Under the agreement MabVax agreed to license certain cell lines from Life Technologies to be used in the production of recombinant proteins for the Company’s clinical trials.  The amount of the contract is for $450,000 and was fully expensed during 2015.  The Company paid $225,000 during 2015 related to this contract.

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

During the three-month period ended March 31, 2016, no revenues had been earned under the Option Agreement; however, the Option Agreement remains valid and active.

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

Patheon Biologics LLC Agreement

 On April 14, 2014, the Company entered into a development and manufacturing services agreement with Patheon (f.k.a. Gallus Biopharmaceuticals) to provide a full range of manufacturing and bioprocessing services, including cell line development, process development, protein production, cell culture, protein purification, bio-analytical chemistry and QC testing.  Total amount of the contract is estimated at approximately $3.0 million.  For the three months ended March 31, 2016 and 2015, the Company recorded none and approximately $786,000 of expense, respectively, associated with the agreement.

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

The Company records revenue associated with the NCI PET Imaging Agent Grant as the related costs and expenses are incurred. For the three month periods ended March 31, 2016 and 2015, the Company recorded $148,054 and $239,539 of revenue associated with the NCI PET Imaging Agent Grant, respectively.

11. Commitments and contingencies

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

On September 2, 2015, the Company entered into a lease (the “Lease”) with AGP Sorrento Business Complex, L.P., for certain premises of office and laboratory space in buildings located at 11535 Sorrento Valley Rd., San Diego, California, to serve as the Company’s corporate offices and laboratories (the “New Premises”).  Due to the fact that certain tenant improvements needed to be made to the New Premises before the Company could take occupancy, the term of the Lease did not commence until the New Premises were ready for occupancy, which was on February 4, 2016.  The Lease terminates six years after such term commencement date, unless earlier terminated in accordance with the Lease. Pursuant to the terms of the Lease, the monthly base rent is $35,631, subject to annual increases as set forth in the Lease.

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

The Company previously leased its corporate office and laboratory space under an operating lease that, as amended on August 1, 2010, expired on July 31, 2015. The lease contained an option to cancel at various dates prior to the termination date by paying a cancellation penalty. The Company has provided a refundable security deposit of $11,017 to secure its obligations under the lease, which was included in other long-term assets in the accompanying condensed consolidated financial statements. We recognize rent expense on a straight-line basis over the term the lease. Rent expense of $122,236 and $115,118 was recognized in the years ended December 31, 2015 and 2014, respectively.

The Company recognized rent expense of $87,683 and $33,050 during the quarter ended March 31, 2016 and 2015, respectively.

Minimum future annual operating lease obligations are as follows as of March 31, 2016:

2016 (remaining)	$320,679
2017	439,330
2018	452,510
2019	466,085
2020	480,068
Thereafter	535,776
Total	$2,694,448

Capitalized Leases

On March 21, 2016, the Company entered into a lease agreement with ThermoFisher Scientific (“Lessor”).  Under the terms of the agreement, MabVax agreed to lease two pieces of equipment from the Lessor, a liquid chromatography system and an incubator, totaling in cost of $95,656.  The term of the lease is five years (60 months) and the monthly lease payment is $1,942. In addition, there is a $1.00 buyout option at the end of the lease term.

As of March 31, 2016, future minimum lease payments due in fiscal years under capitalized leases are as follows:

2016 (remainder of)	$17,480
2017	23,306
2018	23,306
2019	23,306
2020	23,306
2021 and thereafter	5,826
Less interest	(20,874)
Principal	95,656
Less current portion	(16,051)
Noncurrent portion	$79,605

12. Subsequent Events

Series D Conversions

Between April 1, 2016, and May 3, 2016, holders of Series D Preferred Stock converted 10,000 shares of Series D Preferred Stock into 1,000,000 shares of common stock.

On April 1, 2016 the Company entered into a consulting agreement (“the Agreement”) with Jeffrey V. Ravetch, M.D., Ph.D. to provide key technology and product development, as well as corporate development, consulting services to the Company in addition to his services as a Board member.  The term of the agreement is two years beginning January 1, 2016, and Dr. Ravetch will receive $100,000 cash compensation for each year of the Agreement.

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

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under “Risk Factors” in our Annual Report on Form 10-K as of and for the year ended December 31, 2015, Part II, Section 1A, herein, and other periodic reports filed with the United States Securities and Exchange Commission (“SEC”). Accordingly, to the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company’s actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements and thus you should not unduly rely on these statements.

Overview

We have been engaged in the discovery, development and commercialization of proprietary human monoclonal antibody products and vaccines for the diagnosis and treatment of a variety of cancers. We have discovered a pipeline of human monoclonal antibody products based on the protective immune responses generated by patients who have been immunized against targeted cancers. Therapeutic vaccines under development were discovered at Memorial Sloan Kettering Cancer Center, or MSK, and are exclusively licensed to MabVax Therapeutics. We operate in only one business segment. We have incurred net losses since inception, and we expect to incur substantial losses for the foreseeable future as we continue our research and development activities. To date, we have funded our operations primarily through government grants, proceeds from the sale of common and preferred stock, the issuance of debt, the issuance of common stock in lieu of cash for services, payments from collaborators and interest income. The process of developing our products will require significant additional research and development, preclinical testing and clinical trials, as well as regulatory approval. We expect these activities, together with general and administrative expenses, to result in substantial operating losses for the foreseeable future. We will not receive product revenue unless we, or our collaborative partners, complete clinical trials, obtain regulatory approval and successfully commercialize one or more of our products. We cannot provide assurance that we will ever generate revenues or achieve and sustain profitability in the future or obtain the necessary working capital for our operations.

During the three months ended March 31, 2016, our loss from operations was $4,204,295 and our net loss was $4,404,770. Net cash used in operating activities for the three months ended March 31, 2016 was $2,911,630 and cash and cash equivalents as of March 31, 2016 were $5,628,880.  As of March 31, 2016, we had an accumulated deficit of $65,006,548.

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

Clinical Product Development – Recent Updates

Phase I Clinical Trial of HuMab-5B1 – In March 2016 we announced the initiation of a phase I clinical trial of HuMab-5B1 (MVT-5873) for patients with locally advanced or metastatic adenocarcinoma of the pancreas (PDAC) or other CA19-9 positive malignancies. The CA19-9 target is expressed on more than 90% of pancreatic cancers and is a validated biomarker for the disease. The Company filed an Investigational New Drug (IND) application for this product on November 30, 2015 and received U.S. Food and Drug Administration (FDA) authorization to proceed with the study on December 24, 2015.  The study is a phase I, open-label, multi-center, dose-escalation clinical trial. The primary objectives are to determine the safety, maximum tolerated dose (MTD), and the pharmacokinetics (PK) of HuMab-5B1. The phase I trial will also evaluate the tumor response rate based on RECIST 1.1 guidelines for standard tumor measurement and the duration of response of HuMab-5B1 as a single agent or in combination with a standard of care chemotherapy regimen. The study will enroll up to approximately 60 patients at multiple centers in the United States.  We expect to have the preliminary results of this clinical trial in the third quarter in 2016, with full results expected in early 2017.

Phase I Clinical Trial of 89Zr-HuMab-5B1 – On January 28, 2016 we received authorization from FDA to proceed with a second phase I clinical trial with [Zr-89]-HuMab-5B1 (MVT-2163) as a new generation PET imaging agent in patients with pancreatic cancer.  [Zr-89]-HuMab-5B1 combines a well-established PET imaging radio-label [Zr-89] with the targeting specificity of the HuMab-5B1 antibody.  Preclinical xenograft animal models demonstrated high image resolution of tumors, making [Zr-89]-Mab-5B1 attractive as a potential diagnostic agent for use with the HuMab-5B1 therapeutic product.  We anticipate the Phase I clinical trial will begin in May 2016.  This second planned Phase I trial will evaluate the safety, pharmacokinetics and biodistribution of [Zr-89]-HuMab-5B1 in cancer patients.  The trial results are also intended to determine the ideal dose and conditions for an optimal PET scan image using the new imaging agent. We expect to have the preliminary results of this clinical trial by the third quarter 2016, with full results expected in 2017.

Vaccine Trials –Our lead cancer vaccine candidates targeting recurrent sarcoma (soft tissue cancer) and ovarian cancer are currently in proof of concept Phase II multi-center clinical trials.  Both the sarcoma and ovarian cancer vaccine trials are randomized, double-blind, multicenter phase II trials that have enrolled 136 and 164 patients respectively.  Both trials are designed to yield statistically significant evidence that vaccination of trial subjects can provide 50% improvement in progression free survival, or PFS, and extend overall survival, or OS.  Both studies are fully enrolled and all trial subjects have received all vaccinations.

An independent Drug Safety Monitoring Board, or DSMB, composed of experts in the field analyzed the sarcoma clinical trial data in March of 2013 and determined that the PFS endpoint of a 50% increase in the time to progression was not reached.  However, the DSMB suggested that we continue to monitor patients to assess OS.  We continue to monitor patients and expects the OS endpoint will be available late 2016 or early 2017. If the OS endpoint is achieved, we will pursue outlicensing the product. We currently do not plan to engage in additional clinical studies for this vaccine. We received a National Institutes of Health, or NIH, grant of $1.8 million to help offset the clinical trial costs for the sarcoma trial.  We have funded the remainder of the approximately $6 million cost of the trial.

We expect that the PFS endpoint for the ovarian vaccine trial will be reported at the American Society of Clinical Oncology meeting in June 2016. We expect the trial subjects in the ovarian cancer vaccine trial will also continue to be monitored for OS for a period of time following assessment of the PFS endpoint.  The ovarian vaccine trial is fully funded by a grant from the NIH. We understand that the NIH has plans to follow patients to determine if there is an OS benefit. MabVax has no financial obligation for this follow-on monitoring.  If the OS endpoint is achieved, we will pursue outlicensing the product. We currently do not plan to engage in additional clinical studies for this vaccine..

RESULTS OF OPERATIONS

We are providing the following information about our revenues, expenses, and cash and liquidity.

Comparison of the Three-Month Periods Ended March 31, 2016 and 2015

Revenues:

	Three Months Ended March 31,		% Increase/ (Decrease)
	2016	2015

Revenues	$148,054	$239,539	(38%)

For the three months ended March 31, 2016, the Company recognized revenues of $148,054, as compared to $239,539 for the same period in the prior year. This decrease was primarily due to timing of the work performed by the Company on the NIH Imaging Contract this year compared to the same period in the prior year.

Research and development expenses:

	Three Months Ended March 31,		% Increase/ (Decrease)
	2016	2015

Research and development	$1,700,512	$1,725,893	(1%)

For the three months ended March 31, 2016, the Company incurred research and development expenses of $1,700,512, as compared to $1,725,893 for the same period a year ago. Expenses related to the three months ended March 31, 2016, represent primarily clinical development of HuMab 5B1 both as a therapeutic and as a diagnostic, and in-house staffing to support preclinical and clinical development efforts in support of our programs.  Expenses in the same period a year ago were primarily for GMP manufacturing development of our lead antibody candidate HuMab 5B1 at Patheon (f.k.a. Gallus BioPharmaceuticals).

Stock-based compensation expense included in research and development expenses for the quarters ended March 31, 2016 and 2015 was $303,624 and $41,576, respectively.

General and administrative expenses:

	Three Months Ended March 31,		% Increase/ (Decrease)
	2016	2015

General and administrative	$2,651,837	$980,589	170%

For the three months ended March 31, 2016, the Company incurred general and administrative expenses of $2,651,837, as compared to $980,589 for the same period a year ago. The increase in general and administrative expenses was primarily due to a $1,189,068 increase in stock-based compensation expense and the fair value of $64,000 in common stock representing 100,000 shares granted in exchange for corporate advisory services during the three months ended March 31, 2016.  The balance of the increase was related to increased facility cost, professional fees related to consulting services, and increased headcount related to business development.

Stock-based compensation expense included in general and administrative expenses for the three months ended March 31, 2016 and 2015 was $1,230,264 and $41,196, respectively.  Stock-based compensation expense for the three months ended March 31, 2016 included $573,425 in restricted stock for services.

Interest income and other income (expense):

	Three Months Ended March 31,		% Increase/
	2016	2015	(Decrease)
Interest and other income (expense), net	$(200,475)	$(184)	*
*not meaningful

Interest and other income and expense, net was ($200,475) and ($184) for the quarters ended March 31, 2016 and 2015, respectively. The amount for the three months ended March 31, 2016, consisted primarily of $128,929 interest expense related to interest on the Company’s term loan from Oxford Finance, $31,725 of financing cost amortization, and $39,825 warrant amortization partially offset by interest income of $4. The fair value of the warrants issued to Oxford Finance related to the term loan was recorded as a discount to the value of the note payable, and is amortized over the term of the loan.  In addition, financing costs incurred related to the term loan are also amortized over the term of the loan.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements as well as the reported revenues and expenses during the reporting periods. On an on-going basis, we evaluate our estimates and judgments related to our operating costs. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates under different assumptions or conditions.

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

The realization of our deferred tax assets is dependent upon our ability to generate sufficient future taxable income. We establish a valuation allowance when it is more-likely-than-not that the future realization of all or some of the deferred tax assets will not be achieved. The evaluation of the need for a valuation allowance is performed on a jurisdiction-by-jurisdiction basis, and includes a review of all available evidence, both positive and negative. As of March 31, 2016, MabVax Therapeutics concluded that it was more-likely-than-not that its deferred tax assets would not be realized, and a full valuation allowance has been recorded.

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP.  See our audited consolidated financial statements and notes thereto included in our 2015 Annual Report on Form 10-K, which contain additional accounting policies and other disclosures required by GAAP.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have funded our operations primarily through government grants, proceeds from the sale of common and preferred stock, the issuance of debt, the issuance of common stock in lieu of cash for services, payments from collaborators and interest income. We have experienced negative cash flow from operations each year since our inception. As of March 31, 2016, we had an accumulated deficit of $65,006,548. We expect to continue to incur increased expenses, resulting in losses, over at least the next several years due to, among other factors, our continuing and planned clinical trials and anticipated research and development activities. We had cash of $5,628,880 as of March 31, 2016.

	March 31, 2016	December 31, 2015
Cash and cash equivalents	$5,628,880	$4,084,085
Working capital	$1,957,405	$350,621
Current ratio	1.46:1	1.07:1

	Three Months Ended March 31,
	2016	2015
Cash provided by (used in):
Operating activities	$(2,911,630)	$(1,423,530)
Investing activities	$(153,899)	$(28,867)
Financing activities	$4,610,324	$4,714,726

 Sources and Uses of Net Cash for the Three Month Period Ended March 31, 2016

Net cash used in operating activities was $2,911,630 for the three-month period ended March 31, 2016, compared to $1,423,530 in the comparable period in 2015. The net cash used in both periods was primarily attributable to the net losses, adjusted to exclude certain non-cash items, primarily stock-based compensation and amortization of finance costs related to the term loan. Net cash used in operating activities for the three months ended March 31, 2016 was also impacted by a decrease of $1,060,796 in accounts payable related primarily to research contract services and a $483,923 decrease in grants receivable.

The net cash used in investing activities for the three-month periods ended March 31, 2016 and 2015, amounted to $153,899 and $28,867, respectively, primarily as a result of purchase of lab equipment in the corresponding periods.

Net cash provided by financing activities was $4,610,324 for the three-month period ended March 31, 2016. Net cash provided by financing activities for the three-month period ended March 31, 2016 was attributable to the net proceeds from the term loan initiated during the first quarter of 2016.  Net cash provided by financing activities for the three-month period ended March 31, 2015 was attributable to the net proceeds from the first closing of the April 2015 Private Placement of $4,714,726.

Future Contractual Obligations

The Company had rental payment obligations under an operating lease that expired on July 31, 2015 related to its facility at 11588 Sorrento Valley Road. The Company continued to occupy those premises until February 4, 2016, and continued the lease on a month-to month basis.

On September 2, 2015, the Company entered into a lease (the “Lease”) with AGP Sorrento Business Complex, L.P., for certain premises consisting of a total of approximately 14,971 square feet of office and laboratory space in buildings located at Suite 400, 11535 Sorrento Valley Rd., San Diego, California, to serve as the Company’s corporate offices and laboratories (the “New Premises”). Due to the fact that certain tenant improvements needed to be made to the New Premises before the Company could occupy the New Premises, the term of the Lease commenced on February 4, 2015. The Lease terminates six years after such term commencement date, unless earlier terminated in accordance with the Lease. Pursuant to the terms of the Lease, the monthly base rent is $35,631, subject to annual increases as set forth in the Lease.

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

Our master lease and sublease of our facility located at 3165 Porter Drive in Palo Alto, California (the “Porter Drive Facility”) were terminated on February 28, 2013 and we entered into a termination agreement with the landlord on February 19, 2013 to voluntarily surrender its premises. As a result of the termination agreement, we were relieved of further obligations under the master lease and further rights to rental income under the sublease and paid a termination fee of approximately $700,000. In addition to the termination fee, if we receive $15 million or more in additional financing in the aggregate, an additional termination fee of $590,504 will be due to the landlord, but will otherwise be forgiven.

We anticipate that we will continue to incur substantial net losses into the foreseeable future as we: (i) continue our Phase I clinical trial for our stand-alone therapeutic HuMab 5b-1, or MVT-5873, which was initiated in the first quarter of 2016, (ii) initiate our Phase I clinical trial of our PET imaging agent 89Zr-HuMab-5B1, or MVT-2163, (iii) continue to conduct preclinical development activities related to other product development candidates in our library, and (iv) monitor patients in clinical trials that have already completed their treatment regimens. Based on management’s assumptions for continuing to develop its existing pipeline of products without additional funding, we expect we will have sufficient funds to meet our obligations through September 2016.

We plan to continue to fund our research and development and operating activities through public or private equity financings, debt financings, strategic partnerships or other arrangements with organizations that have capabilities and/or products that are complementary to our own capabilities and/or products, licensing arrangements, government grants, or other arrangements. However, we cannot be sure that such additional funds will be available on reasonable terms, or at all. If we are unable to secure adequate additional funding, we may be forced to reduce spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. In addition, if we do not meet our payment obligations to third parties as they come due, we may be subject to litigation claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to our management. Any of these actions could materially harm our business, results of operations, and future prospects.

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

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed consolidated financial statements.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

Our cash and cash equivalents of $5,628,880 at March 31, 2016 consisted of cash and money market funds, all of which will be used for working capital purposes. We do not enter into investments for trading or speculative purposes. Our primary exposure to market risk is related to the variability of interest rates on our term loan we entered into with Oxford Finance, LLC in January 2016.  Under the loan agreement the interest rate for the term loan is set on a monthly basis at an Index Rate plus 11.29%, where the Index Rate is the greater of the 30-day LIBOR rate or 0.21%.  Interest is due on the first day of each month, in arrears, calculated based on a 360-day year. In addition, interest income on our deposits are affected by changes in the general level of interest rates in the United States. Because of the short-term nature of our cash and cash equivalents, we do not believe that we have any material exposure to changes in their fair values as a result of changes in interest rates. The continuation of historically low interest rates in the United States will limit our earnings on investments held in U.S. dollars.

We do not hold any derivative financial instruments or commodity-based instruments.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company has evaluated, with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of its disclosure controls and procedures (as defined in such rules) as of the end of the period covered by this report. The Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2016.

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

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, our principal executive officer and principal financial officer concluded there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that could significantly affect internal controls over financial reporting as of March 31, 2016.

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

RISK FACTORS

The terms of our secured debt facility require us to meet certain operating and financial covenants and place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

Effective in January 2016, we entered into a $10 million loan and security agreement with Oxford Finance that is secured by a lien covering substantially all of our assets, excluding intellectual property. As of March 31, 2016, we had an outstanding principal balance of $5 million. The loan and security agreement contains customary affirmative and negative covenants and events of default. The affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports and maintain insurance coverage. The negative covenants include, among others, restrictions on transferring collateral, changing our business, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments and creating other liens on our assets, in each case subject to customary exceptions. If we default under the loan agreement, the lenders may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the lender’s right to repayment would be senior to the rights of the holders of our common stock and preferred stock to receive any proceeds from the liquidation. The lenders could declare a default upon the occurrence of any event that they interpret as a material adverse change as defined under the loan agreement, thereby requiring us to repay the loan immediately or to attempt to reverse the declaration of default through negotiation or litigation. Any declaration by the lenders of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

Other than set forth above, there have been no material changes to the Risk Factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Series D Conversions

Between January 5, 2016 and April 22, 2016, holders of Series D preferred stock converted 18,202 shares of Series D preferred stock into 1,820,200 shares of common stock.

On January 13, 2016, the Company issued 100,000 shares of common stock as payment for consulting services received.

The securities referenced above were issued in reliance on the exemption from registration afford by Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

EXHIBIT INDEX

Exhibit No.	Description	Form	Filing Date/Period End	Exhibit Number

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data file	10-K	3/31/2015	101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2016	MABVAX THERAPEUTICS HOLDINGS, INC.

	By:	/s/ J. David Hansen
J. David Hansen
President and Chief Executive Officer (Principal Executive Officer authorized to sign on behalf of the registrant)

By:	/s/ Gregory P. Hanson
Gregory P. Hanson
Chief Financial Officer (Principal Financial and Accounting Officer authorized to sign on behalf of the registrant)