Form 10-Q
period 2016-06-30
MABVAX THERAPEUTICS HOLDINGS, INC.
filed 2016-08-11
CIK 1109196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2016

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

The number of shares of common stock outstanding as of August 11, 2016 was 31,307,770.

-i-

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements
MABVAX THERAPEUTICS HOLDINGS, INC.
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2016	2015
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$2,972,051	$4,084,085
Grants receivable	—	757,562
Prepaid expenses	276,714	419,751
Other current assets	3,965	47,586
Total current assets	3,252,730	5,308,984
Property and equipment, net	515,522	135,486
Goodwill	6,826,003	6,826,003
Other long-term assets	346,233	126,654
Total assets	$10,940,488	$12,397,127
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,161,127	$3,002,497
Accrued compensation	482,528	562,755
Accrued clinical operations and site costs	491,157	391,041
Accrued lease contingency fee	590,504	590,504
License fee payable	225,000	225,000
Other accrued expenses	412,373	186,566
Interest payable	50,500	—
Current portion of notes payable	694,444	—
Current portion of capital leases payable	16,303	—
Total current liabilities	5,123,936	4,958,363
Long-term liabilities:		—
Long-term portion of notes payable	3,393,316	—
Long-term portion of capital leases	76,799	—
Other long-term liabilities	115,452	—
Total long-term liabilities	3,585,567	—

Commitments and contingencies

Stockholders' equity:
Series D convertible preferred stock, $0.01 par value, 1,000,000 shares authorized, 173,288 and 191,490 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively, with a liquidation preference of $1,733 and $1,915 as of June 30, 2016, and December 31, 2015, respectively	1,733	1,915
Series E convertible preferred stock, $0.01 par value, 100,000 shares authorized, 33,333 shares issued and outstanding with a liquidation preference of $333	333	333
Common stock, $0.01 par value; 150,000,000 shares authorized, 30,787,770 and 28,391,072 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	307,878	283,911
Additional paid-in capital	70,715,564	67,754,383
Accumulated deficit	(68,794,523)	(60,601,778)
Total stockholders' equity	2,230,985	7,438,764
Total liabilities and stockholders' equity	$10,940,488	$12,397,127

See Accompanying Notes to Condensed Consolidated Financial Statements

MABVAX THERAPEUTICS HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues:
Grants	$—	$136,616	$148,054	$376,156
Total revenues	—	136,616	148,054	376,156

Operating costs and expenses:
Research and development	1,596,002	2,325,637	3,296,514	4,051,530
General and administrative	1,929,166	4,206,512	4,581,005	5,187,101
Total operating costs and expenses	3,525,168	6,532,149	7,877,519	9,238,631
Loss from operations	(3,525,168)	(6,395,533)	(7,729,465)	(8,862,475)
Interest and other income (expense)	(262,807)	—	(463,280)	(184)
Change in fair value of warrant liability	—	—	—	19,807
Net loss	$(3,787,975)	$(6,395,533)	$(8,192,745)	$(8,842,852)
Deemed dividend on Series A-1 preferred stock	—	—	—	(9,017,512)
Deemed dividend on Series A-1 warrant	—	—	—	(179,411)
Deemed dividend on Series B preferred stock	—	—	—	(8,655,998)
Accretion of preferred stock dividends	—	—	—	(93,234)
Net loss allocable to common stockholders	$(3,787,975)	$(6,395,533)	$(8,192,745)	$(26,789,007)
Basic and diluted net loss per share	$(0.12)	$(0.29)	$(0.27)	$(2.14)
Shares used to calculate basic and diluted net loss per share	30,551,765	21,695,404	29,879,975	12,529,921

See Accompanying Notes to Condensed Consolidated Financial Statements

MABVAX THERAPEUTICS HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
For the Six Months Ended June 30, 2016
(Unaudited)

	Series D and E Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2015	224,823	$2,248	28,391,072	$283,911	$67,754,383	$(60,601,778)	$7,438,764
Conversion of Series D Preferred Stock to common stock	(18,202)	(182)	1,820,200	18,202	(18,020)	—	—
Issuance of warrants in connection with note payable transaction on January 15, 2016	—	—	—	—	607,338	—	607,338
Stock issued for services	—	—	100,000	1,000	63,000	—	64,000
Stock issued upon vesting of restricted stock units on April 2, 2016, net of payroll taxes	—	—	476,498	4,765	(182,588)	—	(177,823)
Stock-based compensation	—	—	—	—	2,491,451	—	2,491,451
Net loss	—	—	—	—	—	(8,192,745)	(8,192,745)
Balance at June 30, 2016	206,621	$2,066	30,787,770	$307,878	$70,715,564	$(68,794,523)	$2,230,985

See Accompanying Notes to Condensed Consolidated Financial Statements

MABVAX THERAPEUTICS HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
	2016	2015

Operating activities
Net loss	$(8,192,745)	$(8,842,852)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	32,466	9,799
Stock-based compensation	2,491,451	1,471,780
Change in fair value of warrants	—	(19,807)
Issuance of restricted common stock for services	64,000	1,958,450
Debt discount amortization	223,352	—
Increase (decrease) in operating assets and liabilities:
Grants receivable	757,562	(52,272)
Other receivables	—	(106,010)
Prepaid expenses and other	56,318	213,426
Accounts payable	(877,179)	(331,501)
Accrued clinical operations and site costs	100,116	(134,569)
Accrued compensation	(80,227)	220,857
Other accrued expenses	199,752	307,090
Net cash used in operating activities	(5,225,134)	(5,305,609)
Investing activities
Purchases of property and equipment	(316,846)	(35,154)
Net cash used in investing activities	(316,846)	(35,154)
Financing activities
Cash receipt from bank loan, net of financing costs	4,610,324	—
Issuances of common stock, net of issuance costs	—	11,046,348
Proceeds from exercise of stock options	—	800
Principal payments on capital lease	(2,555)	—
Purchase of vested employee stock in connection with tax withholding obligation	(177,823)	—
Net cash provided by financing activities	4,429,946	11,047,148
Net change in cash and cash equivalents	(1,112,034)	5,706,385
Cash and cash equivalents at beginning of period	4,084,085	1,477,143
Cash and cash equivalents at end of period	$2,972,051	$7,183,528

Supplemental disclosure:
Cash paid during the period for income taxes	$14,546	$1,600
Supplemental disclosures of non-cash investing and financing information:
Deemed dividend on beneficial conversion feature for preferred stock	$—	$17,852,921
Capital lease in connection with purchase of equipment	$95,656	$—
Accretion of redemption value for Series A-1, B and C-1 convertible preferred stock	—	93,234
Conversion of Series A-1 redeemable preferred stock into common stock	$—	$162,968
Conversion of Series C preferred stock to common stock	$—	$966
Conversion of Series B preferred stock to common stock	$—	$160,380
Conversion of Series D preferred stock to common stock	$—	$400
Exchange of Series A-1 preferred stock and warrants into common stock and Series D convertible preferred stock	$—	$13,111,280
Exchange of Series B preferred stock and warrants into common stock and Series D convertible preferred stock	$—	$10,451,783
Fair value of warrants issued	$607,338	$—
Warrants exercised to purchase common stock on a cashless basis	$—	$12,198

See Accompanying Notes to Condensed Consolidated Financial Statements

MABVAX THERAPEUTICS HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation

We are a Delaware corporation, originally incorporated in 1988 under the name Terrapin Diagnostics, Inc. in the State of Delaware, and subsequently renamed “Telik, Inc.” in 1998, and thereafter renamed MabVax Therapeutics Holdings, Inc. (“MabVax Therapeutics Holdings”) in September 2014. Our principal corporate office is located at 11535 Sorrento Valley Road, Suite 400, San Diego, CA 92121 telephone: (858) 259-9405. On July 8, 2014, we consummated a merger (the “Merger”) with MabVax Therapeutics, Inc. (“MabVax Therapeutics”), pursuant to which our subsidiary Tacoma Acquisition Corp. merged with and into MabVax Therapeutics, with MabVax Therapeutics surviving as our wholly owned subsidiary. This transaction is referred to as the “Merger.”  Unless the context otherwise requires, references to “we,” “our,” “us,” or the “Company” in this Quarterly Report mean MabVax Therapeutics Holdings on a condensed consolidated financial statement basis with our wholly owned subsidiary following the Merger, MabVax Therapeutics, as applicable. Our common stock has been quoted on the OTCQB under the symbol “MBVX” since October 10, 2014.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-2,"Leases (Topic 842)."  This update will increase transparency and comparability by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged, and it simplified the accounting for sale and leaseback transactions. Lessees will no longer be provided with a source of off-balance sheet financing. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently in the process of assessing what impact this new standard may have on our condensed consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed consolidated financial statements.

2. Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $8,192,745, net cash used in operating activities of $5,225,134, net cash used in investing activities of $316,846, and net cash provided by financing activities of $4,429,946 for the six months ended June 30, 2016. As of June 30, 2016, the Company had $2,972,051 in cash and cash equivalents and an accumulated deficit of $68,794,523.

On March 31, 2015 and April 10, 2015, we closed on a financing transaction by entering into separate subscription agreements with accredited investors relating to the issuance and sale of an aggregate of  $11,714,498 of units (the “Units”) at a purchase price of $0.75 per Unit, with each Unit consisting of one share of our common stock, par value $0.01 per share  (or, at the election of any investor who, as a result of receiving common stock would hold in excess of 4.99% of our issued and outstanding common stock, shares of our newly designated 0% Series E Convertible Preferred Stock) and a thirty-month warrant  to purchase one half of one share of common stock at an initial exercise price of $1.50 per share, as further described in the Notes to Financial Statements – Equity (the “April 2015 Private Placement”).

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

On October 5, 2015, we closed a public offering of 2,500,000 shares of common stock and warrants to purchase 1,250,000 shares of common stock, at an offering price of $1.10 per share.  For every two shares of common stock sold, the Company issued one warrant to purchase one share of common stock.  The Company received $2,750,000 in gross proceeds, before underwriting discounts and commissions and offering expenses totaling approximately $586,608, and without giving effect to exercise of the underwriters’ over-allotment option.  The Company has been using the net proceeds from this offering to fund the HuMab-5B1 human antibody program through Phase I clinical development and for working capital and general corporate purposes.

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

We anticipate that the Company will continue to incur net losses into the foreseeable future as we: (i) continue our Phase I clinical trial for our standalone therapeutic HuMab 5b-1, designated as MVT-5873 that was initiated in the first quarter of 2016; (ii) continue our PET imaging agent 89Zr-HuMab-5B1, designated as MVT-2163 that was initiated in July 2016; (iii) continue to conduct preclinical efforts on our HuMab-based radioimmunotherapy product and several other programs, and (iv) continue operations as a public company. After giving effect to the net proceeds received from the January 2016 Term Loan, management believes that the Company has sufficient funds to meet its obligations through September 2016. These conditions give rise to substantial doubt as to the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

3. Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company limits its exposure to credit loss by holding cash in U.S. dollars, or, from time to time, placing cash and investments in U.S. government, agency and government-sponsored enterprise obligations.

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

5. Convertible Preferred Stock, Common Stock and Warrants

MabVax Therapeutics Series B preferred stock and warrants (Pre-Merger MabVax Therapeutics Issuances)

Due to the anti-dilution protection in our Series B Warrants (described below), the Series B warrants were recorded as a current liability in the amount of $92,463 on the Company’s consolidated balance sheet as of December 31, 2014.  On March 25, 2015, the Series B warrants were re-valued at $72,656 prior to being exchanged into shares of common stock and Series D convertible preferred stock on a one for one basis and the warrant liability was eliminated and the Company recorded a gain of $19,807 for the three months ended March 31, 2015.

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

Conversion of Preferred Stock into Common Stock

During the six months ended June 30, 2015, holders of Series A-1, Series B, and Series C preferred stock converted 64,019, 106,437, and 96,571 shares into 38,456, 276,883, and 120,714 shares of common stock, respectively.

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

Series D Preferred Stock

As of June 30, 2016, there were 173,288 shares of Series D preferred stock issued and outstanding that are convertible into an aggregate of 17,328,800 shares of common stock, as compared to 191,490 that were convertible into 19,149,000 shares of common stock as of December 31, 2015.

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

Series E Preferred Stock

As of June 30, 2016 and December 31, 2015, there were 33,333 shares of Series E preferred stock issued and outstanding, convertible into 3,333,300 shares of common stock.

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

April 2015 Private Placement

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

On April 10, 2015, the Company agreed that $3.5 million of the net proceeds of such closing would be paid into and held under the terms of an escrow agreement with Signature Bank, N.A. pending the approval of a representative of OPKO or 10 weeks thereafter, unless released sooner or extended by the Company and OPKO.  On June 22, 2015, the Company and OPKO extended the termination date of the escrow to 16 weeks from the final closing of the April 2015 Private Placement. In connection with the OPKO investment, Steven Rubin, Esq. was appointed advisor to the Company. The escrowed funds were to be returned to the applicable investors and the Company shall have no further obligation to issue Units to such investors in the event certain release conditions are not met. On June 30, 2015, the Company and OPKO entered into a letter agreement pursuant to which the Company granted the representative the right, but not the obligation, until June 30, 2016, to nominate and appoint up to two additional members of the Company’s Board, or to approve the person(s) nominated by the Company pursuant to the agreement in consideration for the release of the escrowed funds. The nominees will be subject to the satisfaction of standard corporate governance practices and any applicable national securities exchange requirements.  Upon signing the agreement, the escrowed funds were released to the Company.

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

On January 28, 2016, the Company filed a Registration Statement on Form S-1, registering 3,904,830 shares of common stock for resale representing 3,071,500 shares of common stock and 833,333 shares of common stock, which are issuable upon conversion of the Company’s Series E Convertible Preferred Stock issued in the April 2015 Private Placement.

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

Between April 13, 2015, and April 14, 2015, certain holders of warrants issued in the April 2015 Private Placement to purchase an aggregate of 1,849,999 shares of common stock exercised such warrants on a cashless basis for an aggregate issuance of 1,219,780 shares of common stock. As of June 30, 2016, there were 5,959,668 warrants outstanding to purchase common stock at $1.50 a share.

On October 5, 2015, the Company closed a public offering of 2,500,000 shares of common stock and warrants to purchase 1,250,000 shares of common stock, at an offering price of $1.10 per share.  For every two shares of common stock sold, the Company issued one warrant to purchase one share of common stock.  The Company received $2,750,000 in gross proceeds, before underwriting discounts and commissions and offering expenses totaling approximately $586,608, and without giving effect to any exercise of the underwriters’ over-allotment option.  The Company has been using the net proceeds from this offering to fund the HuMab-5B1 human antibody program through Phase I clinical development and for working capital and general corporate purposes.

The shares and warrants were separately issued and sold in equal proportions. The warrants are immediately exercisable, expire September 30, 2018, and have an exercise price of $1.32 per share.  The warrants are not listed on any securities exchange or other trading market.  As of June 30, 2016, there were warrants to purchase 1,250,000 shares of common stock outstanding. The Company granted the underwriters a 30-day option to purchase up to an additional 375,000 shares of common stock and up to an additional 187,500 warrants at the same price to cover over-allotments, if any.

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

Consultant Grants

During 2015, the Board of Directors approved the issuance of restricted stock awards to two consultants totaling 120,000 shares with vesting terms ranging from one to three years, valued from $1.77 to $2.13 per share.  The Company is expensing each of the grant date fair value of the awards over the performance period for the award, which will be re-measured at the end of each quarter until the performance is complete. As of June 30, 2016, the Company expensed $26,812 related to these grants. As of June 30, 2016, the expected future compensation expense related to these grants is $39,188 based upon the Company’s stock price on June 30, 2016.

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

Concurrent with the closing of the transaction, the Company issued 1,666,668 common stock purchase warrants to Oxford Finance, LLC with an exercise price of $0.75 per share.  The warrants are exercisable for five years and may be exercised on a cashless basis. The Company recorded $607,338 for the fair value of the warrants as a debt discount within notes payable and an increase to additional paid-in capital on the Company’s balance sheet. The debt discount is being amortized as interest expense over the term of the loan using the effective interest method.

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

At the initial funding, the Company received net proceeds of approximately $4,610,000 after fees and expenses. These fees and expenses are being accounted for as a debt discount and classified within notes payable on the Company’s balance sheet. Consistent with the early adoption of ASU 2015-3, the Company's transaction costs of approximately $390,000 are presented in the condensed consolidated balance sheet as a direct deduction from the carrying amount of the notes payable, consistent with debt discounts. Debt discounts, issuance costs and the final payment are being amortized or accreted as interest expense over the term of the loan using the effective interest method.

In connection with the Loan Agreement, the Company issued to the Lenders warrants to purchase 1,666,668 shares of common stock at an exercise price of $0.75 per share. We used the Black-Scholes valuation method to calculate the fair value of the warrants.

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

The Company was in compliance with all applicable covenants set forth in the Loan Agreement as of June 30, 2016.

The Company recorded interest expense related to the term loan of $155,512 and $284,441 for the three and six months ended June 30, 2016, respectively. The annual effective interest rate on the note payable, including the amortization of the debt discounts and accretion of the final payment, but excluding the warrant amortization, is 11.72%.

Future principal payments under the Loan Agreement as of June 30, 2016 are as follows:

Years ending December 31:
2016	$—
2017	1,527,777
2018	1,666,667
2019	1,666,667
2020	138,889
Notes payable, balance as of June 30, 2016	5,000,000
Unamortized discount on notes payable	(912,240)
Notes payable, net, balance as of June 30, 2016	4,087,760
Current portion of notes payable	(694,444)
Non-current portion of notes payable	$3,393,316

7. Related Party Transactions

On April 1, 2016, the Company entered into a two-year consulting agreement with Jeffrey Ravetch, M.D., Ph.D., a Board member, for work beginning January 1, 2016 through December 31, 2017, at a rate of $100,000 a year, in support of scientific and technical advice on the discovery and development of technology and products for the Company primarily related to monoclonal antibodies, corporate development, and corporate partnering efforts.  In April 2016, the Company paid Dr. Ravetch $100,000 for services to be performed in 2016, and will pay quarterly thereafter beginning January 1, 2017.

In April 2015, the Company granted a restricted stock award of 1,000,000 shares to Phil Livingston, Ph.D., an employee and Board member, for his continuing services to the Company, and the value of this award has been amortized over a period of one year.

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

Stock-based Compensation

We measure stock-based compensation expense for equity-classified awards, principally related to stock options and restricted stock units, or RSUs, based on the estimated fair values of the awards on the date of grant. We recognize the value of the portion of the award that we ultimately expect to vest as stock-based compensation expense over the requisite service period in our condensed consolidated statements of operations. Due to limited activity in 2016 and 2015, we assumed a forfeiture rate of zero.

We use the Black-Scholes model to estimate the fair value of stock options granted. The expected term of stock options granted represents the period of time that we expect them to be outstanding.  For the three and six months ended June 30, 2016 we used volatility of 81.98% to 83.75%, dividend rate of 0%, expected term of 6 years, and risk-free interest rate of 1.23% to 1.43% in our Black-Scholes calculations. For the three and six months ended June 30, 2015, we used volatility of 86.62%, dividend rate of 0%, expected term of 6 years, and risk-free interest rate of 0.87% in our Black-Scholes calculations.

Total estimated stock-based compensation expense, related to all of the Company’s stock-based payment awards recognized under ASC 718, “Compensation—Stock Compensation” was comprised of the following:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015
Research and development	$284,057	$284,125	$587,681	$325,701
General and administrative	673,506	1,104,883	1,903,770	1,146,079
Total stock-based compensation expense	$957,563	$1,389,008	$2,491,451	$1,471,780

 Stock-based Award Activity

The following table summarizes the Company’s stock option activity during the six months ended June 30, 2016:

	Options Outstanding	Weighted-Average Exercise Price
Outstanding at December 31, 2015	3,243,041	$2.36
Granted	1,655,500	0.73
Exercised	—	—
Forfeited/cancelled/expired	(219,449)	2.30
Outstanding and expected to vest at June 30, 2016	4,679,092	$1.90
Vested and exercisable at June 30, 2016	1,005,213	$2.54

The total unrecognized compensation cost related to nonvested stock option grants as of June 30, 2016, was $3,331,388, and the weighted average period over which these grants are expected to vest is 2.08 years. The Company has assumed a forfeiture rate of zero. The weighted average remaining contractual life of stock options outstanding at June 30, 2016, is 9.0 years.

During the first six months of 2016, the Company granted 1,655,500 options to officers and employees with a weighted average exercise price of $0.73 and vesting over a three-year period with vesting starting at the one-year anniversary of the grant date.  During the first six months of 2015, there were 2,615,850 options and 2,180,850 shares of restricted stock granted to directors, officers, employees and consultants.

Because the Company had a net operating loss carryforward as of June 30, 2016, no tax benefits for the tax deductions related to stock-based compensation expense were recognized in the Company’s condensed consolidated statements of operations. Additionally, there were no stock options exercised in the three and six months ended June 30, 2016 and there were 2,779 stock options exercised during the three and six months ended June 30, 2015.

A summary of activity related to restricted stock grants under the Plan for the six months ended June 30, 2016 is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2015	2,300,850	$2.28
Granted	—	—
Vested	(726,952)	2.30
Forfeited	—	—
Nonvested at June 30, 2015	1,573,898	$2.28

As of June 30, 2016, unamortized compensation expense related to restricted stock grants amounted to $2,975,469, which is expected to be recognized over a weighted average period of 1.8 years.
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

On February 16, 2016, our Compensation Committee approved a 2016 Management Bonus Plan outlining maximum target bonuses of the base salaries of certain of our executive officers. Under the terms of the Management Plan, the Company's Chief Executive Officer shall receive a maximum target bonus of up to 50% of his annual base salary, and the Chief Financial Officer and each of the Company's Vice Presidents shall receive a maximum target bonus of up to 30% of their annual base salary.

Stock Issued Upon Vesting of Restricted Stock Grants

On April 2 and April 3, 2016, 726,954 shares of restricted stock units vested upon the one-year anniversary of restricted stock units granted.  Accordingly, 476,498 shares were issued to the Company’s directors and officers, and the Company withheld 250,456 shares for the employee portion of taxes and remitted $177,823 to the tax authorities in order to satisfy tax liabilities related to this issuance on behalf of the officers.  As of June 30, 2016, there were 1,573,898 nonvested restricted stock units remaining outstanding.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following at June 30, 2016:

Common stock reserved for conversion of preferred stock	20,662,100
Common stock reserved for exercise of warrants	8,876,336
Common stock options outstanding	4,679,092
Authorized for future grant or issuance under the Stock Plan	1,521,038
Nonvested restricted stock	1,573,898
Total	37,312,464

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

The table below presents, the potentially dilutive securities that would have been included in the calculation of diluted net loss per share if they were not antidilutive for the periods presented.

	As of June 30,
	2016	2015
Stock options	4,679,092	2,843,041
Restricted stock awards	1,573,898	2,180,850
Preferred stock	20,662,200	23,148,000
Common stock warrants	8,876,336	5,959,668
Total	35,791,526	34,131,559

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

Juno Option Agreement

On August 29, 2014, MabVax Therapeutics entered into an Option Agreement (the “Option Agreement”) with Juno Therapeutics, Inc. (“Juno”) in exchange for a one-time up-front option fee in the low five figures. Pursuant to the Option Agreement, MabVax Therapeutics granted Juno the option to obtain an exclusive, world-wide, royalty-bearing license authorizing Juno to develop, make, have made, use, import, have imported, sell, have sold, offer for sale and otherwise exploit certain patents MabVax Therapeutics developed with respect to fully human antibodies with binding specificity against human GD2 or sialyl-Lewis A antigens and certain MabVax Therapeutics controlled biologic materials. As of June 30, 2016, the Option Agreement expired and Juno no longer has a contractual right for use of MabVax binding domains for use in the construction of CAR T-cells. During the three and six months ended June 30, 2016, no revenues had been earned under the Option Agreement.

Patheon Biologics LLC Agreement

 On April 14, 2014, the Company entered into a development and manufacturing services agreement with Patheon (f.k.a. Gallus Biopharmaceuticals) to provide a full range of manufacturing and bioprocessing services, including cell line development, process development, protein production, cell culture, protein purification, bio-analytical chemistry and QC testing.  Total amount of the contract is estimated at approximately $3.0 million.  For the three and six months ended June 30, 2016, the Company had no additional expenses associated with the agreement.  The company recorded no expenses related to this agreement in 2016. For the three and six months ended June 30, 2015, the Company recorded $447,000 and $1,235,000 of expense, respectively, associated with the agreement.

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

On August 25, 2014, the Company was awarded a $1.5 million contract for the Phase II portion of the NCI PET Imaging Agent Grant. The contract was intended to support a major portion of the preclinical work being conducted by the Company, together with its collaboration partner, MSKCC, to develop a novel Positron Emission Tomography (“PET”) imaging agent for detection and assessment of pancreatic cancer. The total contract amount for Phase I and Phase II of approximately $1,749,000 supports research work through June 2016.  The contract has been successfully completed at the end of 2015.  No additional activities are required or planned under the contract and all monies available under the contract have been requested and received.

The Company records revenue associated with the NCI PET Imaging Agent Grant as the related costs and expenses are incurred. For the three and six months ended June 30, 2016 and 2015, the Company recorded none, $148,054, $136,616 and $376,156 of revenue associated with the NCI PET Imaging Agent Grant, respectively.

11. Commitments and contingencies

Litigation

On September 18, 2015, an Order and Final Judgment was entered by the Superior Court of the State of California, approving a settlement of a class action lawsuit commenced on May 30, 2014, in Santa Clara County Superior Court, State of California, on behalf of Cadillac Partners and others similarly situated, naming as defendants, MabVax Therapeutics, the Company and the Company’s directors, Hudson Bay Capital Management LP, Bio IP Ventures LLC, Hudson Bay Master Fund Ltd., and Hudson Bay IP Opportunities Master Fund LP, together the “Parties,” alleging the defendants breached certain fiduciary duties, or aided and abetted a breach of fiduciary duties, in connection with the Company’s Merger with MabVax Therapeutics. The plaintiff sought to enjoin the Merger and obtain damages as well as attorneys’ and expert fees and costs.  We expect to incur no expenses in 2016 or thereafter in connection with this lawsuit or settlement.

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

During the three and six months ended June 30, 2016, the Company recorded rent expense of $115,238, $202,921, respectively, and the three and six months ended June 30, 2015 the Company recorded rent expense of $28,780, and $57,559, respectively.

Minimum future annual operating lease obligations are as follows as of June 30, 2016:

2016 (remaining)	$213,786
2017	439,330
2018	452,510
2019	466,085
2020	480,068
Thereafter	535,776
Total	$2,587,555

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

As of June 30, 2016, future minimum lease payments due in fiscal years under capitalized leases are as follows:

2016 (remainder of)	$11,653
2017	23,306
2018	23,306
2019	23,306
2020	23,306
2021 and thereafter	7,904
Less interest	(19,679)
Principal	93,102
Less current portion	(16,303)
Noncurrent portion	$76,799

12. Subsequent Events

Series D Conversions

Between July 1, 2016, and July 13, 2016, holders of Series D Preferred Stock converted 5,000 shares of Series D Preferred Stock into 500,000 shares of common stock.

Vesting of Restricted Stock Grants

On July 13, 2016, the Company issued 20,000 shares to an outside consultant of the Company upon the one-year anniversary of restricted stock units granted.

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

During the six months ended June 30, 2016, our loss from operations was $7,729,465 and our net loss was $8,192,745. Net cash used in operating activities for the six months ended June 31, 2016 was $5,225,134 and cash and cash equivalents as of June 30, 2016 were $2,972,051.  As of June 30, 2016, we had an accumulated deficit of $68,794,523.

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

Clinical Product Development – Recent Updates

Phase I Clinical Trial of MVT-5873 (HuMab-5B1) – In March 2016, we announced the initiation of a phase I clinical trial of MVT-5873 for patients with locally advanced or metastatic adenocarcinoma of the pancreas (“PDAC”) or other CA19-9 positive malignancies. The CA19-9 target is expressed on more than 90% of pancreatic cancers and is a validated biomarker for the disease. The Company filed an Investigational New Drug (“IND”) application for this product on November 30, 2015, and received U.S. Food and Drug Administration (“FDA”) authorization to proceed with the study on December 24, 2015.  The study is a phase I, open-label, multi-center, dose-escalation clinical trial. The primary objectives are to determine the safety, maximum tolerated dose (“MTD”), and the pharmacokinetics (“PK”) of MVT-5873. The phase I trial will also evaluate the tumor response rate based on RECIST 1.1 guidelines for standard tumor measurement and the duration of response of MVT-5873 as a single agent or in combination with a standard of care chemotherapy regimen. The study will enroll up to approximately 60 patients at multiple centers in the United States.  In the dose escalation portion of the trial, patients enrolled have locally advanced or metastatic pancreatic cancer who have failed other therapies. Nine patients treated to date have been observed as tolerating initial dosages of the drug reasonably well.  Infusion reactions, which are not uncommon with protein drugs, have been the most frequent adverse events related to drug exposure and have been addressed by slowing the infusion rate.  Of the nine patients who have been dosed to date, five have been treated for three or more months and investigator observations have noted stable disease for a subset of those patients. We are continuing to escalate the drug dose to assess safety and reach an MTD and anticipate initiating the second portion of the trial where our drug is dosed in combination with chemotherapy in the fourth quarter of this year.  We expect to have the preliminary results of this clinical trial later in the third quarter in 2016, with full results expected in 2017.

Phase I Clinical Trial of MVT-2163 ([89Zr]-HuMab-5B1) – In July 2016, we announced the initiation of a phase I clinical trial of MVT-2163 as a new generation PET imaging agent in patients with pancreatic cancer.  MVT-2163 combines a well-established PET imaging radio-label [Zr-89] with the targeting specificity of the HuMab-5B1 antibody.  Preclinical xenograft animal models demonstrated high image resolution of tumors, making MVT-2163 attractive as a potential diagnostic agent for use with the MVT-5873 therapeutic product.  This second Phase I trial will evaluate the safety, pharmacokinetics and biodistribution of MVT-2163 in cancer patients.  The trial results are also intended to determine the ideal dose and conditions for an optimal PET scan image using the new imaging agent. The first patient in the trial was dosed with MVT-2163 in early July and received PET scans on days 1, 2, 4, and 7.  Investigator observations showed scans potentially highlighting smaller metastatic sites not seen on standard CT scans.  These results are preliminary and require more patients to confirm.  We expect to have the preliminary results of this clinical trial later in the third quarter 2016, with full results expected in 2017.

Vaccine Trials – Our lead cancer vaccine candidates targeting recurrent sarcoma (soft tissue cancer) and ovarian cancer are currently in proof of concept Phase II multi-center clinical trials.  Both the sarcoma and ovarian cancer vaccine trials are randomized, double-blind, multicenter phase II trials that have enrolled 136 and 164 patients, respectively.  Both trials are designed to yield statistically significant evidence that vaccination of trial subjects can provide 50% improvement in progression free survival, or PFS, and extend overall survival, or OS.  Both studies are fully enrolled and all trial subjects have received all vaccinations.

An independent Drug Safety Monitoring Board, or DSMB, composed of experts in the field analyzed the sarcoma clinical trial data in March of 2013 and determined that the PFS endpoint of a 50% increase in the time to progression was not reached.  However, the DSMB suggested that we continue to monitor patients to assess OS.  We continue to monitor patients and expect the OS endpoint will be available late 2016 or early 2017. If the OS endpoint is achieved, we will pursue out-licensing the product. We currently do not plan to engage in additional clinical studies for this vaccine. We received a National Institutes of Health, or NIH, grant of $1.8 million to help offset the clinical trial costs for the sarcoma trial.  We have funded the remainder of the approximately $6 million cost of the trial.

At the American Society of Clinical Oncology meeting in June 2016, the sponsors of the Phase II trial in ovarian cancer, the Gynecologic Oncology Group (“GOG”), a consortium of clinical trial investigators and sites working in collaboration with the National Cancer Institute, or NCI, reported that the primary endpoint of improvement in PFS was not reached. We have suggested that the GOG continue to monitor the trial subjects in the ovarian cancer vaccine trial for OS. The ovarian vaccine trial has been fully funded by a grant from the NIH. We have no financial obligation for this trial or the follow-on monitoring. If the OS endpoint is achieved, we will pursue out-licensing the product. We currently do not plan to engage in additional clinical studies for this vaccine.

RESULTS OF OPERATIONS

We are providing the following information about our revenues, expenses, cash and liquidity.

Comparison of the Three and Six Months Ended June 30, 2016 and 2015

Revenues:
	Three Months Ended June 30,		% Increase/	Six Months Ended June 30,		% Increase/
	2016	2015	(Decrease)	2016	2015	(Decrease)
Revenues	$—	$136,616	(100%)	$148,054	$376,156	(61%)

For the three months ended June 30, 2016, we recognized no revenues, as compared to $136,616 for the same period in the prior year. This decrease was primarily due to the completion of the current Phase of the NIH Imaging Contract during the first quarter of the current year.

For the six months ended June 30, 2016, we recognized revenues of $148,054, as compared to $376,156 for the same period in the prior year. This decrease was primarily due to the completion of the current Phase of the NIH Imaging Contract during the first quarter of the current year.

Research and development expenses:
	Three Months Ended June 30,		% Increase/	Six Months Ended June 30,		% Increase/
	2016	2015	(Decrease)	2016	2015	(Decrease)
Research and development	$1,596,002	$2,325,637	(31%)	$3,296,514	$4,051,530	(19%)

For the three months ended June 30, 2016, we incurred research and development expenses of $1,596,002, as compared to $2,325,637 for the same period a year ago. Expenses for the current quarter in 2016 were primarily for clinical development of HuMab 5B1 both as a therapeutic and as a diagnostic, and in-house staffing to support preclinical and clinical development efforts in support of our programs.  Expenses in the same period a year ago were primarily for GMP manufacturing development of our lead antibody candidate HuMab 5B1 at Patheon (f.k.a. Gallus BioPharmaceuticals).

Stock-based compensation expense included in research and development expenses for the three months ended June 30, 2016 and 2015 was $284,057 and $284,125, respectively.

For the six months ended June 30, 2016, we incurred research and development expenses of $3,296,514, as compared to $4,051,530 for the same period a year ago. Expenses for the first six months in 2016 were primarily for clinical development of HuMab 5B1 both as a therapeutic and as a diagnostic, and in-house staffing to support preclinical and clinical development efforts in support of our programs.  Expenses in the same period a year ago were primarily for GMP manufacturing development of our lead antibody candidate HuMab 5B1 at Patheon (f.k.a. Gallus BioPharmaceuticals).

Stock-based compensation expense included in research and development expenses for the six months ended June 30, 2016 and 2015 was $587,681 and $325,701, respectively.

General and administrative expenses:
	Three Months Ended June 30,		% Increase/	Six Months Ended June 30,		% Increase/
	2016	2015	(Decrease)	2016	2015	(Decrease)
General and administrative	$1,929,166	$4,206,512	(54%)	$4,581,005	$5,187,101	(12%)

For the three months ended June 30, 2016, we incurred general and administrative expenses of $1,929,166, as compared to $4,206,512 for the same period a year ago. The decrease in general and administrative expenses was primarily due to lower stock-based compensation expenses of $431,377, lower investor relations expenses of $1,204,323 primarily related to stock issued for services in the same period last year, as well as lower consulting and business development expenses of $1,383,959 related to stock issued for services in the same period last year.  These decreases were partially offset by increased facility costs, professional fees related to consulting services, and increased headcount related to business development.

Stock-based compensation expense included in general and administrative expenses for the three months ended June 30, 2016 and 2015 was $673,506 and $1,104,883, respectively.  Stock-based compensation expense for the three months ended June 30, 2016 included $18,904 in restricted stock for services.

For the six months ended June 30, 2016, we incurred general and administrative expenses of $4,581,005, as compared to $5,187,101 for the same period a year ago. The decrease in general and administrative expenses was primarily due to lower stock- based compensation expenses of $757,691, lower investor relations expenses of $1,225,618 primarily related to stock issued for services in the same period last year, as well as lower consulting and business development expenses of $763,124 related to stock issued for services in the same period last year.  These decreases were partially offset by increased facility costs, professional fees related to consulting services, and increased headcount related to business development.

Stock-based compensation expense included in general and administrative expenses for the six months ended June 30, 2016 and 2015 was $1,903,770 and $1,146,079, respectively.  Stock-based compensation expense for the six months ended June 30, 2016 included $592,329 in restricted stock for services.

Interest income and other income (expense):

	Three Months Ended June 30,		% Increase/	Six Months Ended June 30,		% Increase/
	2016	2015	(Decrease)	2016	2015	(Decrease)
Interest and other income (expense), net	$(262,807)	$—	* %	$(463,280)	$—	* %

*Negligible

Interest and other income and expense, net was ($262,807) and none for the quarters ended June 30, 2016 and 2015, respectively. The amount for the three months ended June 30, 2016, consisted primarily of $155,512 of interest expense related to interest on the Company’s term loan from Oxford Finance, $47,584 of financing cost amortization, and $59,738 of warrant amortization partially offset by interest income of $6.

The amount for the six months ended June 30, 2016, consisted primarily of $284,440 interest expense related to interest on the Company’s term loan from Oxford Finance, $79,289 of financing cost amortization, and $99,563 of warrant amortization partially offset by interest income of $12.
.
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

The realization of our deferred tax assets is dependent upon our ability to generate sufficient future taxable income. We establish a valuation allowance when it is more-likely-than-not that the future realization of all or some of the deferred tax assets will not be achieved. The evaluation of the need for a valuation allowance is performed on a jurisdiction-by-jurisdiction basis, and includes a review of all available evidence, both positive and negative. As of June 30, 2016, MabVax Therapeutics concluded that it was more-likely-than-not that its deferred tax assets would not be realized, and a full valuation allowance has been recorded.

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

LIQUIDITY AND CAPITAL RESOURCES

To date, we have funded our operations primarily through government grants, proceeds from the sale of common and preferred stock, the issuance of debt, the issuance of common stock in lieu of cash for services, payments from collaborators and interest income. We have experienced negative cash flow from operations each year since our inception. As of June 30, 2016, we had an accumulated deficit of $68,794,523. We expect to continue to incur increased expenses, resulting in losses, over at least the next several years due to, among other factors, our continuing and planned clinical trials and anticipated research and development activities. We had cash and cash equivalents of $2,972,051 as of June 30, 2016.

	June 30, 2016	December 31, 2015
Cash and cash equivalents	$2,972,051	$4,084,085
Working capital (deficit)	$(1,871,206)	$350,621
Current ratio	0.63:1	1.07:1

	Six Months Ended June 30,
	2016	2015
Cash provided by (used in):
Operating activities	$(5,225,134)	$(5,305,609)
Investing activities	$(316,846)	$(35,154)
Financing activities	$4,429,946	$11,047,148

 Sources and Uses of Net Cash for the Six Months Ended June 30, 2016

Net cash used in operating activities was $5,225,134 for the six-month period ended June 30, 2016, compared to $5,305,609 in the comparable period in 2015. The net cash used in both periods was primarily attributable to the net losses, adjusted to exclude certain non-cash items, primarily stock-based compensation and amortization of finance costs related to the term loan. Net cash used in operating activities for the six months ended June 30, 2016 was also impacted by a decrease of $877,179 in accounts payable related primarily to research contract services and a $757,562 decrease in grants receivable.

The net cash used in investing activities for the six-month periods ended June 30, 2016 and 2015, amounted to $316,846 and $35,154, respectively, primarily as a result of purchase of lab equipment in the corresponding periods.

Net cash provided by financing activities was $4,429,946 for the six months ended June 30, 2016, compared to $11,047,148 in the comparable period in 2015. Net cash provided by financing activities for the six months ended June 30, 2016 was attributable to the net proceeds from the term loan initiated during the first quarter of 2016. Net cash provided by financing activities for the six months ended June 30, 2015 was attributable to the net proceeds from the sale of common stock and warrants in a private placement completed in April 2015.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-2,"Leases (Topic 842)."  This update will increase transparency and comparability by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged, and it simplified the accounting for sale and leaseback transactions. Lessees will no longer be provided with a source of off-balance sheet financing. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently in the process of assessing what impact this new standard may have on our consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed consolidated financial statements.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company has evaluated, with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of its disclosure controls and procedures (as defined in such rules) as of the end of the period covered by this report. The Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2016.

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

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, our principal executive officer and principal financial officer concluded there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that could significantly affect internal controls over financial reporting as of June 30, 2016.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

On September 18, 2015, an Order and Final Judgment was entered by the Superior Court of the State of California, approving a settlement of a class action lawsuit commenced on May 30, 2014, in Santa Clara County Superior Court, State of California, on behalf of Cadillac Partners and others similarly situated, naming as defendants, MabVax Therapeutics, the Company and the Company’s directors, Hudson Bay Capital Management LP, Bio IP Ventures LLC, Hudson Bay Master Fund Ltd., and Hudson Bay IP Opportunities Master Fund LP, together the “Parties”, alleging the defendants breached certain fiduciary duties, or aided and abetted a breach of fiduciary duties, in connection with the Company’s Merger with MabVax Therapeutics. The plaintiff sought to enjoin the Merger and obtain damages as well as attorneys’ and expert fees and costs.  We expect to incur no expenses in 2016 or thereafter in connection with this lawsuit or settlement.

Item 1A.	Risk Factors.

RISK FACTORS

The terms of our secured debt facility require us to meet certain operating and financial covenants and place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

Effective in January 2016, we entered into a $10 million loan and security agreement with Oxford Finance that is secured by a lien covering substantially all of our assets, excluding intellectual property. As of June 30, 2016, we had an outstanding principal balance of $5 million. The loan and security agreement contains customary affirmative and negative covenants and events of default. The affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports and maintain insurance coverage. The negative covenants include, among others, restrictions on transferring collateral, changing our business, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments and creating other liens on our assets, in each case subject to customary exceptions. If we default under the loan agreement, the lenders may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the lender’s right to repayment would be senior to the rights of the holders of our common stock and preferred stock to receive any proceeds from the liquidation. The lenders could declare a default upon the occurrence of any event that they interpret as a material adverse change as defined under the loan agreement, thereby requiring us to repay the loan immediately or to attempt to reverse the declaration of default through negotiation or litigation. Any declaration by the lenders of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

We are substantially dependent on the success of our product candidates, MVT-5873 and MVT-2163, and we cannot provide any assurance that any of our product candidates will be commercialized.

To date, our main focus and the investment of a significant portion of our efforts and financial resources has been in the development of our product candidates, MVT-5873 and MVT-2163, which are in early stages of development. Our future success depends heavily on our ability to successfully manufacture, develop, obtain regulatory approval, and commercialize these product candidates, which may never occur.  Before commercializing either product candidate, we will require additional clinical trials and regulatory approvals for which there can be no guarantee that we will be successful. We currently generate no revenues from our product candidates, and we may never be able to develop or commercialize a marketable drug.

Our ability to generate product revenues will be diminished if our therapies sell for inadequate prices or patients are unable to obtain adequate levels of reimbursement.

Our ability to commercialize our therapies, alone or with collaborators, will depend in part on the extent to which reimbursement will be available from private health maintenance organizations and health insurers and other healthcare payers. Significant uncertainty exists as to the reimbursement status of newly approved healthcare products. Healthcare payers are challenging the prices charged for medical products and services. Cost control initiatives could decrease the price that we would receive for any products in the future, which would limit our revenue and profitability. Government and other healthcare payers increasingly attempt to contain healthcare costs by limiting both coverage and the level of reimbursement for drugs and therapeutics. We might need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of any future products to such payers’ satisfaction. Such studies might require us to commit a significant amount of management time and financial and other resources. Our future products might not ultimately be considered cost-effective. Even if one of our product candidates is approved by the FDA, insurance coverage may not be available, and reimbursement levels may be inadequate, to cover such therapies. If government and other healthcare payers do not provide adequate coverage and reimbursement levels for one of our products, once approved, market acceptance of such product could be reduced.

Our internal computer systems, or those of our third-party service providers, licensees, licensors, collaborators or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption in our business and operations.

Despite the implementation of security measures, our internal computer systems and those of our current and future service providers, licensees, licensors, collaborators and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we are not aware of any such material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed, on-going or future clinical trials could result in delays in our regulatory approval efforts and significant costs to recover or reproduce the data. Likewise, we rely on third parties to manufacture our drug candidates and conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities and the further development and commercialization of our product candidates could be delayed.

Other than set forth above, there have been no material changes to the Risk Factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Series D Conversions

In April 2016, a holder of Series D preferred stock converted 10,000 shares of Series D preferred stock into 1,000,000 shares of common stock.

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

Date: August 11, 2016	MABVAX THERAPEUTICS HOLDINGS, INC.

	By:	/s/ J. David Hansen
J. David Hansen
President and Chief Executive Officer (Principal Executive Officer authorized to sign on behalf of the registrant)

By:	/s/ Gregory P. Hanson
Gregory P. Hanson
Chief Financial Officer (Principal Financial and Accounting Officer authorized to sign on behalf of the registrant)