Form 10-Q
period 2016-09-30
MABVAX THERAPEUTICS HOLDINGS, INC.
filed 2016-11-07
CIK 1109196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2016

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

The number of shares of common stock outstanding as of November 4, 2016 was 6,296,110.

-i-

PART 1. FINANCIAL INFORMATION

Item 1.        Financial Statements

MABVAX THERAPEUTICS HOLDINGS, INC.
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2016	2015
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$6,941,213	$4,084,085
Grants receivable	—	757,562
Prepaid expenses	485,785	419,751
Other current assets	10,000	47,586
Total current assets	7,436,998	5,308,984
Property and equipment, net	665,588	135,486
Goodwill	6,826,003	6,826,003
Other long-term assets	168,597	126,654
Total assets	$15,097,186	$12,397,127
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$608,374	$3,002,497
Accrued compensation	640,192	562,755
Accrued clinical operations and site costs	666,146	391,041
Accrued lease contingency fee	590,504	590,504
License fee payable	—	225,000
Other accrued expenses	488,254	186,566
Interest payable	49,229	—
Current portion of notes payable	1,234,186	—
Current portion of capital leases payable	16,654	—
Total current liabilities	4,293,539	4,958,363
Long-term liabilities:
Long-term portion of notes payable	3,083,971	—
Long-term portion of capital leases	72,498	—
Other long-term liabilities	133,057	—
Total long-term liabilities	3,289,526	—

Commitments and contingencies

Stockholders' equity:
Series D convertible preferred stock, $0.01 par value, 1,000,000 shares authorized, 132,489 and 191,490 shares issued and outstanding, with a liquidation preference of $1,325 and $1,915 as of September 30, 2016, and December 31, 2015, respectively	1,325	1,915
Series E convertible preferred stock, $0.01 par value, 100,000 shares authorized, 33,333 shares issued and outstanding with a liquidation preference of $333	333	333
Series F convertible preferred stock, $0.01 par value, 1,559,252 shares authorized, 665,281 shares and none issued and outstanding, with a liquidation preference of $6,653 and none as of September 30, 2016 and December 31, 2015, respectively	6,653	—
Common stock, $0.01 par value; 150,000,000 shares authorized, 6,296,110 and 3,836,631 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	62,961	38,366
Additional paid-in capital	80,595,120	67,999,928
Accumulated deficit	(73,152,271)	(60,601,778)
Total stockholders' equity	7,514,121	7,438,764
Total liabilities and stockholders' equity	$15,097,186	$12,397,127

See Accompanying Notes to Condensed Consolidated Financial Statements

MABVAX THERAPEUTICS HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues:
Grants	$—	$133,318	$148,054	$509,474
Total revenues	—	133,318	148,054	509,474

Operating costs and expenses:
Research and development	1,671,181	3,127,173	4,967,695	7,178,703
General and administrative	2,420,516	2,286,315	7,001,521	7,473,416
Total operating costs and expenses	4,091,697	5,413,488	11,969,216	14,652,119
Loss from operations	(4,091,697)	(5,280,170)	(11,821,162)	(14,142,645)
Interest and other expense, net	(266,051)	(84)	(729,331)	(269)
Change in fair value of warrant liability	—	—	—	19,807
Net loss	$(4,357,748)	$(5,280,254)	$(12,550,493)	$(14,123,107)
Deemed dividend on Series A-1 preferred stock	—	—	—	(9,017,512)
Deemed dividend on Series A-1 warrant	—	—	—	(179,411)
Deemed dividend on Series B preferred stock	—	—	—	(8,655,998)
Accretion of preferred stock dividends	—	—	—	(93,234)
Net loss allocable to common stockholders	$(4,357,748)	$(5,280,254)	$(12,550,493)	$(32,069,262)
Basic and diluted net loss per share	$(0.86)	$(1.51)	$(2.87)	$(13.96)
Shares used to calculate basic and diluted net loss per share	5,041,408	3,486,318	4,374,801	2,297,496

See Accompanying Notes to Condensed Consolidated Financial Statements

MABVAX THERAPEUTICS HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
For the Nine Months Ended September 30, 2016
(Unaudited)

	Series D, E and F Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2015	224,823	$2,248	3,836,631	$38,366	$67,999,928	$(60,601,778)	$7,438,764
Issuance of warrants in connection with note payable transaction on January 15, 2016	—	—	—	—	607,338	—	607,338
Issuance of whole in lieu of fractional shares resulting from reverse split in August 2016	—	—	2,426	24	(24)	—	—
Issuance of Series F convertible preferred stock, warrants and common stock in August public offering, net of $866,410 in issuance costs	665,281	6,653	1,297,038	12,970	8,552,720	—	8,572,343
Issuance of additional common stock related to April 2015 financing	—	—	255,459	2,555	(2,555)	—	—
Stock issued for services	—	—	35,644	356	163,644	—	164,000
Conversion of Series D Preferred Stock to common stock	(59,001)	(590)	797,312	7,974	(7,384)	—	—
Stock issued upon vesting of restricted stock units in April, July and August of 2016, net of payroll taxes	—	—	71,600	716	(178,539)	—	(177,823)
Stock-based compensation	—	—	—	—	3,459,992	—	3,459,992
Net loss	—	—	—	—	—	(12,550,493)	(12,550,493)
Balance at September 30, 2016	831,103	$8,311	6,296,110	$62,961	$80,595,120	$(73,152,271)	$7,514,121

See Accompanying Notes to Condensed Consolidated Financial Statements

MABVAX THERAPEUTICS HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
	2016	2015
Operating activities
Net loss	$(12,550,493)	$(14,123,107)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	60,058	15,412
Stock-based compensation	3,459,992	2,966,603
Change in fair value of warrants	—	(19,807)
Issuance of restricted common stock for services	164,000	1,958,450
Amortization and accretion related to notes payable	337,151	—
Increase (decrease) in operating assets and liabilities:
Grants receivable	757,562	(48,974)
Other receivables	—	2,275
Prepaid expenses and other	122,522	(191,619)
Accounts payable	(2,476,130)	749,258
Accrued clinical operations and site costs	275,105	(120,913)
Accrued compensation	77,437	258,732
Other accrued expenses	150,487	636,358
Net cash used in operating activities	(9,622,309)	(7,917,332)
Investing activities
Purchases of property and equipment	(412,498)	(68,279)
Net cash used in investing activities	(412,498)	(68,279)
Financing activities
Cash receipt from bank loan, net of financing costs	4,610,324	—
Issuances of common stock, preferred stock and warrants, net of issuance costs	8,572,343	11,046,348
Proceeds from exercise of stock options	—	800
Principal payments on short-term note	(106,405)	—
Principal payments on capital lease	(6,504)	—
Purchase of vested employee stock in connection with tax withholding obligation	(177,823)	—
Net cash provided by financing activities	12,891,935	11,047,148
Net change in cash and cash equivalents	2,857,128	3,061,537
Cash and cash equivalents at beginning of period	4,084,085	1,477,143
Cash and cash equivalents at end of period	$6,941,213	$4,538,680

Supplemental disclosure:
Cash paid during the period for income taxes	$24,626	$1,600
Supplemental disclosures of non-cash investing and financing information:
Deemed dividend on beneficial conversion feature for preferred stock	$—	$17,852,921
Capital lease in connection with purchase of equipment	$95,656	$—
Purchases of property and equipment included in Accounts Payable	$82,006	$—
Accretion of redemption value for Series A-1 and B convertible preferred stock	—	93,234
Conversion of Series A-1 redeemable preferred stock into common stock	$—	$162,968
Conversion of Series C preferred stock to common stock	$—	$966
Conversion of Series B preferred stock to common stock	$—	$160,380
Conversion of Series D preferred stock to common stock	$7,974	$467
Exchange of Series A-1 preferred stock and warrants into common stock and Series D convertible preferred stock	$—	$13,111,280
Exchange of Series B preferred stock and warrants into common stock and Series D convertible preferred stock	$—	$10,451,784
Fair value of warrants issued	$607,338	$—
Warrants exercised to purchase common stock on a cashless basis	$—	$12,198
Elimination of warrant liability in exchange transaction	$—	$72,656
Financing transaction costs not yet paid	$2,500	$586,608

See Accompanying Notes to Condensed Consolidated Financial Statements

MABVAX THERAPEUTICS HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation

We are a Delaware corporation, originally incorporated in 1988 under the name Terrapin Diagnostics, Inc. in the State of Delaware, and subsequently renamed “Telik, Inc.” in 1998, and thereafter renamed MabVax Therapeutics Holdings, Inc. (“MabVax Therapeutics Holdings”) in September 2014. Our principal corporate office is located at 11535 Sorrento Valley Road, Suite 400, San Diego, CA 92121 telephone: (858) 259-9405. On July 8, 2014, we consummated a merger (the “Merger”) with MabVax Therapeutics, Inc. (“MabVax Therapeutics”), pursuant to which our subsidiary Tacoma Acquisition Corp. merged with and into MabVax Therapeutics, with MabVax Therapeutics surviving as our wholly owned subsidiary. This transaction is referred to as the “Merger.”  Unless the context otherwise requires, references to “we,” “our,” “us,” or the “Company” in this Quarterly Report mean MabVax Therapeutics Holdings on a condensed consolidated financial statement basis with our wholly owned subsidiary following the Merger, MabVax Therapeutics, as applicable. Beginning October 10, 2014, our common stock was quoted on the OTCQB under the symbol “MBVX.” Since August 17, 2016, our common stock has been trading on The NASDAQ Capital Market under the symbol “MBVX.”

The balance sheet data at December 31, 2015, has been derived from audited financial statements at that date. It does not include, however, all of the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. The consolidated financial statements as presented reflect certain reclassifications from previously issued financial statements to conform to the current year presentation.

On August 16, 2016, we filed a certificate of amendment to our Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware in order to effectuate a reverse stock split of our issued and outstanding common stock on a 1 for 7.4 basis, effective on August 16, 2016 (the “Reverse Stock Split”). The Reverse Stock Split was effective with The Financial Industry Regulatory Authority (FINRA) and the Company’s common stock began trading on The NASDAQ Capital Market at the open of business on August 17, 2016. All share and per share amounts, and number of shares of common stock into which each share of preferred stock will convert, in the financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to the reverse split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in capital.

The Company is a clinical stage biopharmaceutical company engaged in the discovery, development and commercialization of proprietary human monoclonal antibody products for the diagnosis and treatment of a variety of cancers. The Company has discovered a pipeline of human monoclonal antibody products based on the protective immune responses generated by patients who have been vaccinated against targeted cancers. The vaccines were discovered at Memorial Sloan Kettering Cancer Center (“MSK”) and are exclusively licensed to MabVax Therapeutics. The Company operates in only one business segment.

We have incurred net losses since inception and expect to incur substantial losses for the foreseeable future as we continue our research and development activities. To date, we have funded operations primarily through government grants, proceeds from the sale of common and preferred stock, the issuance of debt, the issuance of common stock in lieu of cash for services, payments from collaborators, and interest income. The process of developing products will require significant additional research and development, preclinical testing and clinical trials, as well as regulatory approvals. We expect these activities, together with general and administrative expenses, to result in substantial operating losses for the foreseeable future. We will not receive substantial revenue unless we or our collaborative partners complete clinical trials, obtain regulatory approvals and successfully commercialize one or more products; or we license our technology after achieving one or more milestones of interest to a potential partner.

The accompanying unaudited condensed consolidated financial statements were prepared using GAAP for interim financial information and the instructions to Regulation S-X. While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results of the interim period, they do not include all information or notes required by GAAP for annual financial statements and should be read in conjunction with the Audited Financial Statements of MabVax Therapeutics Holdings for the year ended December 31, 2015 in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2016.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board, or FASB, issued ASU 2016-2, "Leases (Topic 842)."  This update will increase transparency and comparability by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged, and it simplified the accounting for sale and leaseback transactions. Lessees will no longer be provided with a source of off-balance sheet financing. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently in the process of assessing what impact this new standard may have on our condensed consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This update includes multiple provisions intended to simplify various aspects of the accounting for share-based payment transactions including accounting for excess tax benefits and tax deficiencies, classification of excess tax benefits in the statement of cash flows and accounting for award forfeitures. This update is effective for annual and interim reporting periods of public entities beginning after December 15, 2016, with early adoption permitted. The Company is evaluating the impact of ASU 2016-09 on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed consolidated financial statements.

2. Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $12,550,493, net cash used in operating activities of $9,622,309, net cash used in investing activities of $412,498, and net cash provided by financing activities of $12,891,935 for the nine months ended September 30, 2016. As of September 30, 2016, the Company had $6,941,213 in cash and cash equivalents and an accumulated deficit of $73,152,271.

On January 15, 2016, the Company and Oxford Finance, LLC, as collateral agent and lender, entered into a loan and security agreement (the “Loan Agreement”) providing for senior secured term loans to the Company in an aggregate principal amount of up to $10,000,000, subject to the terms and conditions set forth in the Loan Agreement (the “January 2016 Term Loan”).  On January 15, 2016, the Company received an initial loan of $5,000,000 under the Loan Agreement, before fees and issuance costs of approximately $390,000.

On August 22, 2016, we closed a public offering of 1,297,038 shares of common stock and 665,281 shares of Series F Preferred Stock, and warrants to purchase 1,962,319 shares of common stock at $5.55 per share and warrants to purchase 1,962,319 shares of common stock at $6.29 per share, at an offering price of $4.81 per share (the “August 2016 Public Offering”).  For every one share of common stock or Series F Preferred Stock sold, we issued one warrant to purchase one share of common stock at $5.55 per share and one warrant to purchase one share of common stock at $6.29 per share.  We received $9,438,753 in gross proceeds, before underwriting discounts and commissions and offering expenses totaling $866,410. The gross proceeds include the underwriters’ over-allotment option, which they exercised on the closing date.

We anticipate that the Company will continue to incur net losses into the foreseeable future as we: (i) continue our Phase I clinical trial for our standalone therapeutic HuMab 5b-1, designated as MVT-5873 that was initiated in the first quarter of 2016; (ii) continue our Positron Emission Tomography (“PET”) imaging agent 89Zr-HuMab-5B1, designated as MVT-2163 that was initiated in July 2016; (iii) prepare for filing with the Food and Drug Administration, or FDA, an Investigational New Drug, or IND, application for our HuMab-based radioimmunotherapy product, designated as MVT-1075; (iv) continue preclinical work on several other programs; and (iv) continue operations as a public company. After giving effect to the net proceeds received from the January 2016 Term Loan and the August 2016 Public Offering, management believes that the Company has sufficient funds to meet its obligations through May 2017. These conditions give rise to substantial doubt as to the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

4. Fair value of financial instruments

The Company’s financial instruments consist of cash and cash equivalents, grants receivable, prepaid expenses and other current assets and accounts payable, the carrying amount of which are generally considered to be representative of their respective fair values because of the short-term nature of those instruments.

5. Convertible Preferred Stock, Common Stock and Warrants

MabVax Therapeutics Series B Preferred Stock and Warrants (Pre-Merger MabVax Therapeutics Issuances)

Due to the anti-dilution protection in our Series B warrants (described below), the Series B warrants were recorded as a current liability in the amount of $92,463 on the Company’s consolidated balance sheet as of December 31, 2014.  On March 25, 2015, the Series B warrants were re-valued at $72,656 prior to being exchanged into shares of common stock and Series D convertible preferred stock on a one for one basis, and the warrant liability was eliminated and the Company recorded a gain of $19,807 for the three months ended March 31, 2015.

Dividends on Preferred Stock

The Company immediately recognizes the changes in the redemption value on preferred stock as they occur, and the carrying value of the security is adjusted to equal what the redemption amount would be as if redemption were to occur at the end of the reporting date based on the conditions that exist as of that date. The value adjustment made to the Series B preferred stock redemption value and preferred stock dividends for the three months ended March 31, 2015, was an increase of $93,234, and was no longer outstanding after March 25, 2015.

Since the Company’s inception, no dividends were ever declared by the Company’s Board of Directors on either of the Company’s Series A redeemable convertible preferred stock or Series B redeemable convertible preferred stock.

Conversion of Preferred Stock into Common Stock

During the nine months ended September 30, 2015, holders of Series A-1, Series B, and Series C preferred stock converted 64,019, 106,437, and 96,571 shares into 5,197, 37,417, and 16,313 shares of common stock, respectively.

Exchange of Series A-1 and Series B Preferred Stock and Warrants into Common Stock and Series D Convertible Preferred Stock

On March 25, 2015, the Company entered into separate exchange agreements with certain holders of the Company’s Series A-1 preferred stock and warrants received in the Merger (the “Series A-1 Exchange Securities”) and holders of the Company’s Series B preferred stock and Series B warrants (the “Series B Exchange Securities” and, collectively with the Series A-1 Exchange Securities, the “Exchange Securities”), all previously issued by the Company, to eliminate the Exchange Securities. Pursuant to the exchange agreements, the holders exchanged the Exchange Securities and relinquished any and all other rights they may have had pursuant to the Exchange Securities, their respective governing agreements and certificates of designation, including any related registration rights, in exchange for an aggregate of 342,906 shares of the Company’s common stock and an aggregate of 238,156 shares of the Company’s newly designated Series D convertible preferred stock (the “Series D preferred stock”), convertible into 3,218,325 shares of common stock.  No cash was exchanged in the transaction.  The Company recorded deemed dividends of $9,017,512, $8,655,998 and $179,411 representing the excess fair value of the common stock issued over the original conversion terms of the Series A-1 and Series B preferred stock as part of the consideration for elimination of the Series A-1, Series B preferred stock and Series A-1 warrant, respectively.

As of March 25, 2015, pursuant to the terms of the exchange agreements, the Series A-1 Purchase Agreement, dated February 12, 2014; the Series A-1 Registration Rights Agreement, dated February 12, 2014; the Series B Purchase Agreement, dated May 12, 2014; and the Series B Registration Rights Agreement, dated May 12, 2014; all of which have been described as part of the Company’s annual report on Form 10-K, were terminated, and all rights covenants, agreements and obligations contained therein, are of no further force or effect.

No commission or other payment was received by the Company in connection with the exchange agreements.

Series D Preferred Stock

As of September 30, 2016, there were 132,489 shares of Series D preferred stock issued and outstanding that are convertible into an aggregate of 1,790,392 shares of common stock, as compared to 191,490 that were convertible into 2,587,703 shares of common stock as of December 31, 2015.

As contemplated by the exchange agreements and as approved by the Company’s Board of Directors, the Company filed with the Secretary of State of the State of Delaware a Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (the “Series D Certificate of Designations”), on March 25, 2015. Pursuant to the Series D Certificate of Designations, the Company designated 1,000,000 shares of its blank check preferred stock as Series D preferred stock. Each share of Series D preferred stock has a stated value of $0.01 per share. In the event of a liquidation, dissolution or winding up of the Company, each share of Series D preferred stock will be entitled to a per share preferential payment equal to the stated value. Each share of Series D preferred stock is convertible into 13.5135 shares of common stock. The conversion ratio is subject to adjustment in the event of stock splits, stock dividends, combination of shares and similar recapitalization transactions. The Company is prohibited from effecting the conversion of the Series D preferred stock to the extent that, as a result of such conversion, the holder beneficially would own more than 4.99% (provided that certain investors elected to block their beneficial ownership initially at 2.49% in the exchange agreements), in the aggregate, of the issued and outstanding shares of the Company’s common stock calculated immediately after giving effect to the issuance of shares of common stock upon the conversion of the Series D preferred stock. Each share of Series D preferred stock entitles the holder to vote on all matters voted on by holders of common stock. With respect to any such vote, each share of Series D preferred stock entitles the holder to cast such number of votes equal to the number of shares of common stock such shares of Series D preferred stock are convertible into at such time, but not in excess of the beneficial ownership limitations.

Series E Preferred Stock

As of September 30, 2016 and December 31, 2015, there were 33,333 shares of Series E preferred stock issued and outstanding, convertible into 519,751 and 450,446 shares of common stock, respectively.

On March 30, 2015, the Company filed with the Secretary of State of the State of Delaware a Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock (the “Series E Certificate of Designations”) to designate 100,000 shares of its blank check preferred stock as Series E preferred stock.

The shares of Series E preferred stock are convertible into shares of common stock based on a conversion calculation equal to the stated value of such preferred share, plus all accrued and unpaid dividends, if any, on such share of Series E preferred stock, as of such date of determination, divided by the conversion price. The stated value of each share of Series E preferred stock is $75 and the initial conversion price is $5.55 per share, each subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar events. In addition, during the period proscribed for in the Series E Certificate of Designations, in the event the Company issues or sells, or is deemed to issue or sell, shares of common stock at a per share price that is less than the conversion price then in effect, the conversion price shall be reduced to such lower price, subject to certain exceptions. The Company is prohibited from effecting a conversion of the share of Series E preferred stock to the extent that, as a result of such conversion, such holder would beneficially own more than 4.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the Series E preferred stock, which beneficial ownership limitation may be increased by the holder up to, but not exceeding, 9.99%. Each holder is entitled to vote on all matters submitted to stockholders of the Company, and shall have the number of votes equal to the number of shares of common stock issuable upon conversion of such holder’s share of Series E preferred stock, but not in excess of beneficial ownership limitations. The shares of Series E preferred stock bear no interest.

On August 22, 2016, when the Company closed on the August 2016 Public Offering, the current Series E preferred stock conversion price of $5.55 per share was reduced to $4.81 per share under the terms of the Series E Certificate of Designations, resulting in an increase in the number of shares of common stock to 519,751 that the Series E preferred stock may be converted into. There is no further adjustment required by the Series E Certificate of Designations in the event of an offering of shares below $4.81 per share by the Company.

April 2015 Private Placement

On March 31, 2015, the Company consummated the first closing of a private offering (the “April 2015 Private Placement”) and sold $4,714,726 worth of units (the “Unit(s)”), net of $281,023 in issuance costs. The Units consisted of 900,136 shares of common stock and warrants to purchase 450,068 shares of common stock with an exercise price of $11.10 per share.  The Units were sold at a price of $5.55 per Unit.

On April 10, 2015, the Company consummated the second and final closing of the April 2015 Private Placement and sold $3,831,622 worth of Units, net of $387,127 in issuance costs, of which $2,500,000 of the Units consisted of Series E preferred stock and the balance of it consisting of 760,135 shares of common stock, together with warrants to all investors to purchase 605,293 shares of common stock at $11.10 per share.  Each Unit was sold at a purchase price of $5.55 per Unit.

The Company paid commissions to broker-dealers in the aggregate amount of approximately $574,000 in the April 2015 Private Placement.

OPKO Health, Inc., or OPKO, was the lead investor in the April 2015 Private Placement, purchasing $2,500,000 worth of Units consisting of Series E preferred stock.

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

On April 10, 2015, the Company agreed that $3.5 million of the net proceeds of such closing would be paid into and held under the terms of an escrow agreement with Signature Bank, N.A. pending the approval of a representative of OPKO or 10 weeks thereafter, unless released sooner or extended by the Company and OPKO.  On June 22, 2015, the Company and OPKO extended the termination date of the escrow to 16 weeks from the final closing of the April 2015 Private Placement. In connection with the OPKO investment, Steven Rubin, Esq. was appointed advisor to the Company. The escrowed funds were to be returned to the applicable investors and the Company shall have no further obligation to issue Units to such investors in the event certain release conditions are not met. On June 30, 2015, the Company and OPKO entered into a letter agreement pursuant to which the Company granted the representative the right, but not the obligation, until June 30, 2016, to nominate and appoint up to two additional members of the Company’s Board of Directors, or to approve the person(s) nominated by the Company pursuant to the agreement in consideration for the release of the escrowed funds. The nominees will be subject to the satisfaction of standard corporate governance practices and any applicable national securities exchange requirements.  Upon signing the agreement, the escrowed funds were released to the Company.

The warrants are exercisable upon issuance and expire October 10, 2017, and may be exercised for cash or on a cashless basis. The warrants have a per share exercise price of $11.10, subject to certain adjustments including stock splits, dividends and reverse-splits. The Company is prohibited from effecting the exercise of the warrants to the extent that, as a result of such exercise, the holder beneficially would own more than 4.99% in the aggregate, of the issued and outstanding shares of the Company’s common stock calculated immediately after giving effect to the issuance of shares of common stock upon the exercise of the warrants.

In connection with the April 2015 Private Placement, the Company also entered into registration rights agreements (the “Registration Rights Agreements”) with the investors in the April 2015 Private Placement pursuant to which the Company agreed to file a registration statement with the SEC covering the resale of 25% of common stock issued pursuant to the subscription agreements including 25% of the common stock issuable upon conversion of the Series E preferred stock, in the event the investors elect to receive Series E preferred stock instead of common stock (together, the “Registrable Securities”), no later than 60 days following the final closing date of the April 2015 Private Placement, and to use its commercially reasonable best efforts to have such registration statement declared effective within 120 days after filing. Investors in the April 2015 Private Placement also may be required under certain circumstances to agree to refrain from selling securities underlying the purchased Units. The liquidated damages for failure to achieve effectiveness of the Registerable Securities is 1% per month beginning 120 days after filing, and provided management has not used commercially reasonable best efforts to have the registration statement declared effective within that time frame.

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

On January 28, 2016, the Company filed a Registration Statement on Form S-1, registering 527,680 shares of common stock for resale, including 112,613 shares of common stock, which are issuable upon conversion of the Company’s Series E preferred stock issued in the April 2015 Private Placement.

Except for certain issuances, for a period beginning on the closing date of the April 2015 Private Placement and ending on the date that is the earlier of (i) 24 months from the final closing date of the April 2015 Private Placement, (ii) the date the Company consummates a financing (excluding proceeds from the April 2015 Private Placement) in which the Company receives gross proceeds of at least $10,000,000 and (iii) the date the common stock is listed for trading on a national securities exchange (such period until the earlier date, the “Price Protection Period”), in the event that the Company issues any shares of common stock or securities convertible into common stock at a price per share or conversion price or exercise price per share that is less than $5.55, the Company shall issue to the investors in the April 2015 Private Placement such additional number of shares of common stock such that the investor shall own an aggregate total number of shares of common stock as if they had purchased the Units at the price of the lower price issuance. No adjustment in the warrants is required in connection with a lower price issuance.

 Effective with the Company’s entry into an agreement with the underwriter for the Company’s August 2016 Public Offering, which closed on August 22, 2016, the Company issued 255,459 shares of common stock to the holders of record of the shares purchased in the Company’s April 2015 Private Placement under the Price Protection Period, representing the shares the investors would have received had they purchased their shares at $4.81 per share, instead of $5.55 per share. Effective August 17, 2016, the date of listing of the Company’s stock on the Nasdaq Capital Market, the Price Protection Period came to an end.

The Company has also granted each investor a right of participation in the Company’s financings for a period of 24 months.

Between April 13, 2015, and April 14, 2015, certain holders of warrants issued in the April 2015 Private Placement to purchase an aggregate of 250,000 shares of common stock exercised such warrants on a cashless basis for an aggregate issuance of 164,835 shares of common stock. As of September 30, 2016, there were 805,361 warrants outstanding from the April 2015 Private Placement to purchase common stock at $11.10 per share.

October 2015 Public Offering

On October 5, 2015, the Company closed a public offering of 337,838 shares of common stock and warrants to purchase 168,919 shares of common stock, at an offering price of $8.14 per share.  For every two shares of common stock sold, the Company issued one warrant to purchase one share of common stock.  The Company received $2,750,000 in gross proceeds, before underwriting discounts and commissions and offering expenses totaling approximately $586,608, and without giving effect to any exercise of the underwriters’ over-allotment option.  The Company used the net proceeds from this offering to fund the HuMab-5B1 human antibody program preclinical development and for working capital and general corporate purposes.

The shares and warrants were separately issued and sold in equal proportions. The warrants are immediately exercisable, expire September 30, 2018, and have an exercise price of $9.77 per share.  The warrants are not listed on any securities exchange or other trading market.  As of September 30, 2016, there were warrants to purchase 168,919 shares of common stock outstanding. The Company granted the underwriters a 30-day option to purchase up to an additional 50,676 shares of common stock and up to an additional 25,338 warrants at the same price to cover over-allotments, if any.

Under the terms of the underwriting agreement entered into between the Company and the underwriter in the public offering, the Company, without the prior written consent of the underwriter, was prohibited, for a period of 90 days after execution of the underwriting agreement, from issuing any equity securities, subject to certain exceptions.

August 2016 Public Offering

On August 22, 2016, we closed a public offering of 1,297,038 shares of common stock and 665,281 shares of Series F preferred stock, and warrants to purchase 1,962,319 shares of common stock at $5.55 per share and warrants to purchase 1,962,319 shares of common stock at $6.29 per share, at an offering price of $4.81 per share.  For every one share of common stock or Series F preferred stock sold, we issued one warrant to purchase one share of common stock at $5.55 per share and one warrant to purchase one share of common stock at $6.29 per share.  We received $9,438,753 in gross proceeds, before underwriting discounts and commissions and offering expenses totaling $866,410. The gross proceeds include the underwriter’s over-allotment option, which they exercised on the closing date.

On August 16, 2016, we filed a Certificate of Designations, Preferences and Rights of the 0% Series F Convertible Preferred Stock with the Delaware Secretary of State, designating 1,559,252 shares of preferred stock as 0% Series F convertible preferred stock.

The shares of Series F preferred stock are convertible into shares of common stock based on a conversion calculation equal to the stated value of such Series F preferred stock, plus all accrued and unpaid dividends, if any, on such Series F preferred stock, as of such date of determination, divided by the conversion price. The stated value of each share of Series F preferred stock is $4.81 and the initial conversion price is $4.81 per share, each subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar events. In the event of a liquidation, dissolution or winding up of the Company, each share of Series F preferred stock will be entitled to a per share preferential payment equal to the par value. All shares of the Company’s capital stock will be junior in rank to Series F preferred stock with respect to the preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding-up of the Company, except for the Company’s Series D preferred stock and Series E preferred stock.

The holders of Series F preferred stock will be entitled to receive dividends if and when declared by our board of directors. The Series F preferred stock shall participate on an “as converted” basis, with all dividends declared on the Company’s common stock. In addition, if we grant, issue or sell any rights to purchase our securities pro rata to all our record holders of our common stock, each holder will be entitled to acquire such securities applicable to the granted purchase rights as if the holder had held the number of shares of common stock acquirable upon complete conversion of all Series F preferred stock then held.

We are prohibited from effecting a conversion of the Series F preferred stock to the extent that, as a result of such conversion, the holder would beneficially own more than 4.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the Series F preferred stock, which beneficial ownership limitation may be increased by the holder up to, but not exceeding, 9.99%. Each holder is entitled to vote on all matters submitted to stockholders of the Company, and shall have the number of votes equal to the number of shares of common stock issuable upon conversion of such holder’s Series F preferred stock, but not in excess of the beneficial ownership limitations.

Issuance of Common Stock under a 2014 Common Stock Purchase Agreement

In connection with a financing by the Company in July 2014 (the “July 2014 Financing Transaction”), the Company assumed certain obligations as per the original agreement to issue additional shares to investors in the July 2014 Financing Transaction if a subsequent financing or issuance of shares was at a price per share lower than the price per share in the July 2014 Financing Transaction. The Company issued on March 31, 2015, an aggregate of 11,904 shares of common stock that were required to be issued in connection with the July 2014 Financing Transaction as a result of the issuance of shares at a lower share price than in the July 2014 Financing Transaction.

Grant of Restricted Shares

Rubin Grant

On April 3, 2015, the Company entered into a consulting agreement with Steve Rubin pursuant to which he agreed to provide advisory services in connection with corporate strategy, licensing and business development estimated to be for a period of 12 months.  In exchange for his services, the Company provided him with a one-time grant of 27,027 shares of the Company’s restricted common stock, valued at $17.02 per share.  As the shares granted were fully vested upon grant and the Company has no legal recourse to recover the shares in the event of nonperformance, the Company recognized the grant date fair value of the shares as consulting expense upon grant during the second quarter of 2015.

Ravetch Grant

On April 4, 2015, the Board of Directors approved the issuance of an additional restricted stock award of 17,770 shares to Jeffrey Ravetch, M.D., Ph. D, who is one of the Company’s board members.  This award is for future services covering at least a one-year period. The award was granted in addition to the prior award to Dr. Ravetch on April 2, 2015 of (i) 4,628 restricted shares and (ii) options to purchase 4,628 shares of common stock with an exercise price of $17.02 per share, for a total grant of 27,028 restricted shares and options. As the 17,770 shares granted were fully vested upon grant and the Company has no legal recourse to recover the shares in the event of nonperformance, the Company recognized the grant date fair value of the shares as consulting expense upon grant during the second quarter of 2015.

 Livingston Grant

On April 4, 2015, the Board of Directors approved the issuance of a restricted stock award by the Company of 135,135 shares of common stock, valued at $17.02 per share, to Philip Livingston, Ph.D. for his continuing service to the Company.  On May 13, 2015, the Compensation Committee of the Board of Directors clarified that the award was being granted in consideration for at least one year of Dr. Livingston’s services.  The committee further clarified that the vesting of the common stock shall be on the one-year anniversary of the Board of Directors’ approval of the award, or April 4, 2016.  The Company expensed the grant date fair value of the award over the vesting period of one year.

Consulting Agreements

On April 5, 2015, the Company entered into a consulting agreements with two investor relations consultants to provide relations services to the Company in consideration for an immediate grant of 40,541 shares of the Company’s restricted common stock and a monthly cash retainer of $12,000 a month for ongoing services for a period of one year. The consultants also received an additional 27,027 shares of the Company’s restricted common stock upon the Company’s achieving a milestone based on its fully-diluted market capitalization. As the shares granted were fully vested upon grant and the Company has no legal recourse to recover the shares in the event of nonperformance, the Company recognized the grant date fair value of the 40,541 shares or $690,000, as investor relations expense upon grant during the second quarter of 2015. The performance condition for the 27,027 shares became probable and the market capitalization metric was met during the second quarter; therefore, the Company recognized an additional $460,000 of expense during the quarter ended June 30, 2015.

Also during 2015, the Board of Directors approved the issuance of restricted stock awards to two other consultants totaling 16,217 shares with vesting terms ranging from one to three years, valued from $13.10 to $15.76 per share.  The Company is expensing each of the grant date fair value of the awards over the performance period for the award, which will be re-measured at the end of each quarter until the performance is complete. As of September 30, 2016, the Company expensed $33,124 related to these grants. As of September 30, 2016, the expected future compensation expense related to these grants is $35,636 based upon the Company’s stock price on September 30, 2016.

On January 13, 2016, the Board of Directors approved the issuance of 13,514 shares of restricted stock valued at $64,000 to a consultant for advisory services to the Company.

On September 1, 2016, the Board of Directors approved the issuance of 22,130 shares of common stock with a date of issuance fair value of $100,000 to another investor relations consulting firm. In exchange for the shares granted and a monthly retainer, the consulting firm will perform investor relation services on behalf of the Company. As the shares granted were fully vested upon grant and the Company has no legal recourse to recover the shares in the event of nonperformance, the Company recognized the grant date fair value of the 22,130 shares of $100,000 as investor relations expense upon grant during the third quarter of 2016.

6. Notes Payable

On January 15, 2016, we entered into a loan and security agreement with Oxford Finance, LLC pursuant to which we had the option to borrow $10,000,000 in two equal tranches of $5,000,000 each (the “Loan Agreement”).  The first tranche of $5,000,000 was funded at close on January 15, 2016 (the “Term A Loan”). The option to fund the second tranche of $5,000,000 (the “Term B Loan”) was upon the Company achieving positive interim data on the Phase 1 HuMab-5B1 antibody trial in pancreatic cancer and successfully uplisting to either the NASDAQ Stock Market or NYSE MKT on or before September 30, 2016.  The option for the Term B Loan expired on September 30, 2016. The Company is not pursuing completion of any additional debt financing with Oxford Finance, LLC at the present time. The interest rate for the Term A Loan is set on a monthly basis at the index rate plus 11.29%, where the index rate is the greater of the 30-day LIBOR rate or 0.21%.  Interest is due on the first day of each month, in arrears, calculated based on a 360-day year.  The loan is interest only for the first year after funding, and the principal amount of the loan is amortized in equal principal payments, plus period interest, over the next 36 months.  A facility fee of 1.0% or $100,000 was due at closing of the transaction, and was earned and paid by the Company on January 15, 2016.  The Company is obligated to pay a $150,000 final payment upon completion of the term of the loan, and this amount is being accreted using the effective interest rate method over the term of the loan. Each of the term loans can be prepaid subject to a graduated prepayment fee, depending on the timing of the prepayment.

Concurrent with the closing of the transaction, the Company issued 225,226 common stock purchase warrants to Oxford Finance, LLC with an exercise price of $5.55 per share.  The warrants are exercisable for five years and may be exercised on a cashless basis, and expire on January 15, 2021. The Company recorded $607,338 for the fair value of the warrants as a debt discount within notes payable and an increase to additional paid-in capital on the Company’s balance sheet. We used the Black-Scholes-Merton valuation method to calculate the value of the warrants. The debt discount is being amortized as interest expense over the term of the loan using the effective interest method.

We granted Oxford Finance, LLC a perfected first priority lien on all of the Company’s assets with a negative pledge on intellectual property. The Company paid Oxford Finance, LLC a good faith deposit of $50,000, which was applied towards the facility fee at closing.  The Company agreed to pay all costs, fees and expenses incurred by Oxford Finance, LLC in the initiation and administration of the facilities including the cost of loan documentation.

At the initial funding, the Company received net proceeds of approximately $4,610,000 after fees and expenses. These fees and expenses are being accounted for as a debt discount and classified within notes payable on the Company’s condensed consolidated balance sheet. The Company's transaction costs of approximately $390,000 are presented in the condensed consolidated balance sheet as a direct deduction from the carrying amount of the notes payable, consistent with debt discounts. Debt discounts, issuance costs and the final payment are being amortized or accreted as interest expense over the term of the loan using the effective interest method.

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

The Company was in compliance with all applicable covenants set forth in the Loan Agreement as of September 30, 2016.

The Company recorded interest expense related to the term loan of $266,057 and $729,350 for the three and nine months ended September 30, 2016, respectively. The annual effective interest rate on the note payable, including the amortization of the debt discounts and accretion of the final payment, but excluding the warrant amortization, is approximately 13.8%.

As of September 30, 2016, the Company has one insurance premium note outstanding with a balance totaling $123,075, which matures in April 2017.  This note bears interest at a rate of 4.5% per annum, and the monthly payments are $20,783.

Future principal payments under the Loan Agreement and insurance premium note as of September 30, 2016 are as follows:

Years ending December 31:
2016	$61,192
2017	1,589,660
2018	1,666,667
2019	1,666,667
2020	138,889
Notes payable, balance as of September 30, 2016	5,123,075
Unamortized discount on notes payable	(804,918)
Notes payable, net, balance as of September 30, 2016	4,318,157
Current portion of notes payable	(1,234,186)
Non-current portion of notes payable	$3,083,971

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

In April 2015, the Company granted a restricted stock award of 135,135 shares to Phil Livingston, Ph.D., an employee and member of the Board of Directors, for his continuing services to the Company, and the value of this award has been amortized over a period of one year.

8. Stock-based Activity

Amendment of Equity Incentive Plan

On March 31, 2015, the Company approved a Second Amended and Restated 2014 Employee, Director and Consultant Equity Incentive Plan (the “Plan”) to increase the number of shares reserved for issuance under the Plan from 21,362 to 1,129,837 shares of common stock. Additional changes to the Plan include:

●
An “evergreen” provision to reserve additional shares for issuance under the Plan on an annual basis commencing on the first day of fiscal 2016 and ending on the second day of fiscal 2024, such that the number of shares that may be issued under the Plan shall be increased by an amount equal to the lesser of: (i) 1,081,081 or the equivalent of such number of shares after the administrator, in its sole discretion, has interpreted the effect of any stock split, stock dividend, combination, recapitalization or similar transaction in accordance with the Plan; (ii) the number of shares necessary such that the total shares reserved under the Plan equals (x) 15% of the number of outstanding shares of common stock on such date (assuming the conversion of all outstanding shares of Preferred Stock (as defined in the Plan) and other outstanding convertible securities and exercise of all outstanding warrants to purchase common stock) plus (y) 30,946; and (iii) an amount determined by the Board.

●	Provisions that no more than 405,406 shares may be granted to any participant in any fiscal year.

●	Provisions to allow for performance based equity awards to be issued by the Company in accordance with Section 162(m) of the Internal Revenue Code.

●
On September 22, 2016, the Board of Directors ratified an automatic increase in the number of shares reserved for issuance under the Plan, increasing the total shares reserved from 1,129,837 to 1,208,307 shares of common stock, under the annual evergreen provision for the Plan.

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

We use the Black-Scholes-Merton model to estimate the fair value of stock options granted. The expected term of stock options granted represents the period of time that we expect them to be outstanding.  For the three and nine months ended September 30, 2016 we used volatility of 70.98% to 85.91%, dividend rate of 0%, expected term of 2.9 to 6 years, and risk-free interest rate of 0.87% to 1.43% in our Black-Scholes-Merton calculations. For the three and nine months ended September 30, 2015, we used volatility of 81.03% to 86.62%, dividend rate of 0%, expected term of 5.5 to 6 years, and risk-free interest rate of 0.87% to 1.05% in our Black-Scholes-Merton calculations.

Total estimated stock-based compensation expense, related to all of the Company’s stock-based payment awards recognized under ASC 718, “Compensation—Stock Compensation” and ASC 505, “Equity” comprised the following:
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015
Research and development	$301,985	$307,892	$889,666	$633,593
General and administrative	666,556	1,186,931	2,570,326	2,333,010
Total stock-based compensation expense	$968,541	$1,494,823	$3,459,992	$2,966,603

Stock-based Award Activity

The following table summarizes the Company’s stock option activity during the nine months ended September 30, 2016:

	Options Outstanding	Weighted-Average Exercise Price
Outstanding at December 31, 2015	438,249	$17.46
Granted	413,578	5.21
Exercised	—	—
Forfeited/cancelled/expired	(36,415)	15.28
Outstanding and expected to vest at September 30, 2016	815,412	11.32
Vested and exercisable at September 30, 2016	164,588	$17.58

The total unrecognized compensation cost related to nonvested stock option grants as of September 30, 2016, was $3,496,364, and the weighted average period over which these grants are expected to vest is 2.18 years. The Company has assumed a forfeiture rate of zero. The weighted average remaining contractual life of stock options outstanding at September 30, 2016, is 9.0 years.

During the first nine months of 2016, the Company granted 413,578 options to officers and employees with a weighted average exercise price of $5.21 and vesting over a three-year period with vesting starting at the one-year anniversary of the grant date.  During the first nine months of 2015, there were 407,547 options and 310,926 shares of restricted stock granted to directors, officers, employees and consultants.

Because the Company had a net operating loss carryforward as of September 30, 2016, no tax benefits for the tax deductions related to stock-based compensation expense were recognized in the Company’s condensed consolidated statements of operations. Additionally, there were no stock options exercised in the three and nine months ended September 30, 2016 and there were 376 stock options exercised during the three and nine months ended September 30, 2015.

A summary of activity related to restricted stock grants under the Plan for the nine months ended September 30, 2016 is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2015	310,926	$16.84
Granted	—	—
Vested	(105,448)	18.82
Forfeited	—	—
Nonvested at September 30, 2015	205,478	16.85

As of September 30, 2016, unamortized compensation expense related to restricted stock grants amounted to $2,553,920, which is expected to be recognized over a weighted average period of 1.5 years.

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

On April 4, 2015, the Board approved the following Non-Employee Director Policy (the “Incumbent Director Policy”) with respect to incumbent non-employee members of the Board in the event that they are replaced before their term expires:

●	a one-time issuance of 2,703 restricted shares of common stock;
●	the vesting of all options and restricted stock grants held on such date; and
●	the payment of all earned but unpaid cash compensation for their services on the Board and its committees, as of such date.

On April 4, 2015, in connection with his resignation from the Board of Directors, Michael Wick received a one-time restricted stock grant of 2,703 shares under the Incumbent Director Policy.

On February 16, 2016, our Compensation Committee approved a 2016 Management Bonus Plan (the “2016 Management Plan”) outlining maximum target bonuses of the base salaries of certain of our executive officers. Under the terms of the 2016 Management Plan, the Company's Chief Executive Officer shall receive a maximum target bonus of up to 50% of his annual base salary, and the Chief Financial Officer and each of the Company's Vice Presidents shall receive a maximum target bonus of up to 30% of their annual base salary.

Stock Issued Upon Vesting of Restricted Stock Grants

On April 2 and April 3, 2016, 98,237 shares of restricted stock units vested upon the one-year anniversary of restricted stock units granted.  Accordingly, 64,392 shares were issued to the Company’s directors and officers, and the Company withheld 33,845 shares for the employee portion of taxes and remitted $177,823 to the tax authorities in order to satisfy tax liabilities related to this issuance on behalf of the officers.  In addition, in July and August of 2016, 7,208 shares were issued to outside consultants upon vesting of previously issued restricted stock units. As of September 30, 2016, there were 205,478 nonvested restricted stock units remaining outstanding.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following at September 30, 2016:

Common stock reserved for conversion of preferred stock	2,975,424
Common stock reserved for exercise of warrants	5,124,144
Common stock options outstanding	815,412
Authorized for future grant or issuance under the Stock Plan	22,443
Nonvested restricted stock	205,478
Total	9,142,901

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

	As of September 30,
	2016	2015
Stock options	815,412	438,249
Restricted stock awards	205,478	610,926
Preferred stock	2,975,424	3,038,162
Common stock warrants	5,124,144	805,361
Total	9,120,458	4,892,698

10. Contracts and Agreements

Memorial Sloan Kettering Cancer Center, or MSK

Since 2008 the Company has engaged in various research agreements and collaborations with MSK including licensed rights to cancer vaccines and the blood samples from patients who have been vaccinated with MSK’s cancer vaccines. Total sponsored research contracts outstanding in 2016 amounting to approximately $800,000 in 2016 were approximately 89% complete as of September 30, 2016. Such sponsored research agreements provide support for preclinical work on the Company’s product development programs. The work includes preparing radioimmunoconjugates of the Company’s antibodies and performing in vitro and in vivo pharmacology studies for our therapeutic antibody product, imaging agent product and radioimmunotherapy product programs.

Life Technologies Licensing Agreement

On September 24, 2015, the Company entered into a licensing agreement with Life Technologies Corporation, a subsidiary of ThermoFisher Scientific.  Under the agreement the Company agreed to license certain cell lines from Life Technologies Corporation to be used in the production of recombinant proteins for the Company’s clinical trials.  The amount of the contract is for $450,000 and was fully expensed during 2015.  The Company paid $225,000 during 2015 related to this contract, and the remaining amount of $225,000 was paid during the quarter ended September 30, 2016.

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

Juno Option Agreement

On August 29, 2014, the Company entered into an option agreement (the “Option Agreement”) with Juno Therapeutics, Inc. (“Juno”) in exchange for a one-time up-front option fee in the low five figures. Pursuant to the Option Agreement, the Company granted Juno the option to obtain an exclusive, world-wide, royalty-bearing license authorizing Juno to develop, make, have made, use, import, have imported, sell, have sold, offer for sale and otherwise exploit certain patents the Company developed with respect to fully human antibodies with binding specificity against human GD2 or sialyl-Lewis A antigens and certain Company controlled biologic materials. As of June 30, 2016, the Option Agreement expired and Juno no longer has a contractual right for use of Company binding domains for use in the construction of CAR T-cells. During the three and nine months ended September 30, 2016, no revenues had been earned under the Option Agreement.

Patheon Biologics LLC Agreement

              On April 14, 2014, the Company entered into a development and manufacturing services agreement (the “Services Agreement”) with Patheon (f.k.a. Gallus Biopharmaceuticals) to provide a full range of manufacturing and bioprocessing services, including cell line development, process development, protein production, cell culture, protein purification, bio-analytical chemistry and quality control, or QC, testing.  Total amount of the contract is estimated at approximately $3.0 million.  For the three and nine months ended September 30, 2016, the Company had no additional expenses associated with the agreement.  The company recorded no expenses related to this Services Agreement in 2016. For the three and nine months ended September 30, 2015, the Company recorded $751,931 and $1,987,006 of expense, respectively, associated with the Services Agreement. During the third quarter of 2016, the Company negotiated a reduction in the amount previously recorded and owed to Patheon related to manufacturing batches that have failed, resulting in the reduction in R&D expenses of approximately $363,000 during the quarter.

NCI PET Imaging Agent Grant

In September 2013, the National Cancer Institute (“NCI”) awarded the Company a Small Business Innovation Research, or SBIR, Program Contract to support the Company’s program to develop a Positron Emission Tomography (“PET”) imaging agent for pancreatic cancer using a fragment of the Company’s 5B1 antibody (the “NCI PET Imaging Agent Grant”). The project period for Phase I of the grant award of approximately $250,000 covered a nine-month period which commenced in September 2013 and ended in June 2014.

On August 25, 2014, the Company was awarded a $1.5 million contract for the Phase II portion of the NCI PET Imaging Agent Grant. The contract was intended to support a major portion of the preclinical work being conducted by the Company, together with its collaboration partner, MSK, to develop a novel PET imaging agent for detection and assessment of pancreatic cancer. The total contract amount for Phase I and Phase II of approximately $1,749,000 supports research work through June 2016.  The contract has been successfully completed at the end of 2015.  No additional activities are required or planned under the contract and all monies available under the contract have been requested and received.

The Company records revenue associated with the NCI PET Imaging Agent Grant as the related costs and expenses are incurred. For the three and nine months ended September 30, 2016 and 2015, the Company recorded none, $148,054, $133,318 and $509,474 of revenue associated with the NCI PET Imaging Agent Grant, respectively.

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

Operating Leases

In connection with the Merger, the Company recorded a $590,504 contingent lease termination fee, in connection with the termination by MabVax Therapeutics Holdings (f.k.a. Telik, Inc.) of the master lease and sublease of our facility located at 3165 Porter Drive in Palo Alto, California (the “Porter Drive Facility”), which is payable to ARE-San Francisco No. 24 (“ARE”) following the Company’s receipt of $15 million or more in additional financing, in the aggregate, which was achieved on August 22 ,2016.

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

During the three and nine months ended September 30, 2016, the Company recorded rent expense of $115,238 and $318,159, respectively, and during the three and nine months ended September 30, 2015, the Company recorded rent expense of $31,627 and $89,156, respectively.

Minimum future annual operating lease obligations are as follows as of September 30, 2016:

2016 (remaining)	$106,893
2017	439,330
2018	452,510
2019	466,085
2020	480,068
Thereafter	535,776
Total	$2,480,662

Capitalized Leases

On March 21, 2016, the Company entered into a lease agreement with ThermoFisher Scientific (“Lessor”).  Under the terms of the agreement, the Company agreed to lease two pieces of equipment from the Lessor, a liquid chromatography system and an incubator, totaling in cost of $95,656.  The term of the lease is five years (60 months), and the monthly lease payment is $1,942. In addition, there is a $1.00 buyout option at the end of the lease term.

As of September 30, 2016, future minimum lease payments due in fiscal years under capitalized leases are as follows:

2016 (remainder of)	$5,826
2017	23,306
2018	23,306
2019	23,306
2020	23,306
2021 and thereafter	7,904
Less interest	(17,802)
Principal	89,152
Less current portion	(16,654)
Noncurrent portion	$72,498

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

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under “Risk Factors” in our Annual Report on Form 10-K as of and for the year ended December 31, 2015, Part II-Section 1A herein, and other periodic reports filed with the United States Securities and Exchange Commission (“SEC”). Accordingly, to the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company’s actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements and thus you should not unduly rely on these statements.

Overview

We have been engaged in the discovery and development of proprietary human monoclonal antibody products for the diagnosis and treatment of a variety of cancers. We have discovered a pipeline of human monoclonal antibody products based on the protective immune responses generated by patients who have been immunized against targeted cancers. Therapeutic vaccines under development were discovered at Memorial Sloan Kettering Cancer Center, or MSK, and are exclusively licensed to MabVax Therapeutics. We operate in only one business segment. We have incurred substantial losses since inception, and we expect to incur additional substantial losses for the foreseeable future as we continue our research and development activities. To date, we have funded our operations primarily through government grants, proceeds from the sale of common and preferred stock, the issuance of debt, the issuance of common stock in lieu of cash for services, payments from collaborators and interest income.  The process of developing our product candidates will require significant additional research and development, preclinical testing and clinical trials, as well as regulatory approval. We expect these activities, together with general and administrative expenses, to result in substantial operating losses for the foreseeable future. We will not receive product revenue unless we, or our collaborative partners, complete clinical trials, obtain regulatory approval and successfully commercialize one or more of our products.  We cannot provide assurance that we will ever generate revenues or achieve and sustain profitability in the future or obtain the necessary working capital for our operations.

During the nine months ended September 30, 2016, our loss from operations was $11,821,162 and our net loss was $12,550,493. Net cash used in operating activities for the nine months ended September 30, 2016 was $9,622,309, and cash and cash equivalents as of September 30, 2016 were $6,941,213.  As of September 30, 2016, we had an accumulated deficit of $73,152,271.

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

RESULTS OF OPERATIONS

We are providing the following information about our revenues, expenses, cash and liquidity.

Comparison of the Three and Nine Months Ended September 30, 2016 and 2015

Revenues:
	Three Months Ended September 30,		% Increase/	Nine Months Ended September 30,		% Increase/
	2016	2015	(Decrease)	2016	2015	(Decrease)
Revenues	$—	$133,318	(100%)	$148,054	$509,474	(71%)

For the three months ended September 30, 2016, we recognized no revenues, as compared to $133,318 for the same period in the prior year. This decrease was primarily due to the completion of the current phase of our contract with the National Institutes of Health, or NIH (the “NIH Imaging Contract”), during the first quarter of the current year.

For the nine months ended September 30, 2016, we recognized revenues of $148,054, as compared to $509,474 for the same period in the prior year. This decrease was primarily due to the completion of the current phase of the NIH Imaging Contract during the first quarter of the current year.

Research and development expenses:
	Three Months Ended September 30,		% Increase/	Nine Months Ended September 30,		% Increase/
	2016	2015	(Decrease)	2016	2015	(Decrease)
Research and development	$1,671,181	$3,127,173	(47%)	$4,967,695	$7,178,703	(31%)

For the three months ended September 30, 2016, we incurred research and development expenses of $1,671,181, as compared to $3,127,173 for the same period a year ago. Expenses for the current quarter in 2016 were primarily for our Phase I clinical trials of MVT-5873 as a therapeutic and MVT-2163 as a diagnostic for pancreatic cancer and other CA 19.9 malignancies, and in-house staffing to support preclinical and clinical development efforts in support of our programs.  Expenses in the same period a year ago were primarily for GMP manufacturing development of our lead antibody candidate HuMab 5B1, now designated as MVT-5873, at Patheon (f.k.a. Gallus BioPharmaceuticals). In addition, during the current quarter the Company negotiated a release of approximately $363,000 of previously accrued manufacturing costs related to failed manufacturing batches.

Stock-based compensation expense included in research and development expenses for the three months ended September 30, 2016 and 2015 was $301,985 and $307,892, respectively.

For the nine months ended September 30, 2016, we incurred research and development expenses of $4,967,695, as compared to $7,178,703 for the same period a year ago. Expenses for the first nine months in 2016 were primarily for our clinical trials, and in-house staffing to support preclinical and clinical development efforts in support of our programs.  Expenses in the same period a year ago were primarily for GMP manufacturing development of our lead antibody candidate HuMab 5B1 at Patheon (f.k.a. Gallus BioPharmaceuticals). In addition, during the current quarter the Company negotiated a release of approximately $363,000 of previously accrued manufacturing costs related to failed manufacturing batches.

Stock-based compensation expense included in research and development expenses for the nine months ended September 30, 2016 and 2015 was $889,666 and $633,593, respectively.

General and administrative expenses:
	Three Months Ended September 30,		% Increase/	Nine Months Ended September 30,		% Increase/
	2016	2015	(Decrease)	2016	2015	(Decrease)
General and administrative	$2,420,516	$2,286,315	6%	$7,001,520	$7,473,416	(6%)

For the three months ended September 30, 2016, we incurred general and administrative expenses of $2,420,516, as compared to $2,286,315 for the same period a year ago. The increase in general and administrative expenses was primarily due to higher investor relations expenses of $369,555, higher facility operating costs of $140,020 and higher payroll related costs of $119,526. These increases were partially offset by lower stock-based compensation expenses of $520,375.

Stock-based compensation expense included in general and administrative expenses for the three months ended September 30, 2016 and 2015 was $666,556 and $1,186,931, respectively.

For the nine months ended September 30, 2016, we incurred general and administrative expenses of $7,001,520, as compared to $7,473,416 for the same period a year ago. The decrease in general and administrative expenses was primarily due to lower stock-based compensation expenses of $237,316, lower investor relations expenses of $850,998 primarily related to stock issued for services in the same period last year, as well as lower consulting and business development expenses of $662,450 primarily related to stock issued for services in the same period last year.  These decreases were partially offset by increased facility operating costs of $407,493, professional fees related to consulting, audit and tax services of $195,589, and increased business development costs of $396,346.

Stock-based compensation expense included in general and administrative expenses for the nine months ended September 30, 2016 and 2015 was $2,570,326 and $2,333,010, respectively.  Stock-based compensation expense for the nine months ended September 30, 2016 included $592,329 in restricted stock for services.

Interest income and other income (expense):
	Three Months Ended September 30,		% Increase/	Nine Months Ended September 30,		% Increase/
	2016	2015	(Decrease)	2016	2015	(Decrease)
Interest and other expense, net	$(266,051)	$(84)	*%	$(729,332)	$(269)	*%

*Not meaningful

Interest expense, partially offset by other income, amounted to $266,051 and $84 for the quarters ended September 30, 2016 and 2015, respectively. The amount for the three months ended September 30, 2016, consisted primarily of $158,735 of interest expense related to interest on the Company’s term loan from Oxford Finance, LLC, $47,584 of financing cost amortization, and $59,738 of warrant amortization.

The amount for the nine months ended September 30, 2016, was $729,332, and consisted primarily of $443,175 interest expense related to interest on the Company’s term loan from Oxford Finance, LLC, $126,891 of financing cost amortization, and $159,302 of warrant amortization partially offset by interest income of $18.

The fair value of the warrants issued to Oxford Finance, LLC related to the term loan was recorded as a discount to the value of the note payable, and is amortized over the term of the loan.  In addition, financing costs incurred related to the term loan are amortized over the term of the loan.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported revenues and expenses during the reporting periods. On an on-going basis, we evaluate our estimates and judgments related to our operating costs. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates under different assumptions or conditions.

Our critical accounting policies include:

Revenue recognition. Revenue from grants is based upon internal and subcontractor costs incurred that are specifically covered by the grant, including a facilities and administrative rate that provides funding for overhead expenses. NIH grants are recognized when we incur internal expenses that are specifically related to each grant, in clinical trials at the clinical trial sites, by subcontractors who manage the clinical trials, and provided the grant has been approved for payment. U.S. grant awards are based upon internal research and development costs incurred that are specifically covered by the grant, and revenues are recognized when we incur internal expenses that are related to the approved grant.

Any amounts received by us pursuant to the NIH grants prior to satisfying our revenue recognition criteria are recorded as deferred revenue.

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

The realization of our deferred tax assets is dependent upon our ability to generate sufficient future taxable income. We establish a valuation allowance when it is more-likely-than-not that the future realization of all or some of the deferred tax assets will not be achieved. The evaluation of the need for a valuation allowance is performed on a jurisdiction-by-jurisdiction basis, and includes a review of all available evidence, both positive and negative. As of December 31, 2015, the Company concluded that it was more-likely-than-not that its deferred tax assets would not be realized, and a full valuation allowance has been recorded.

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

LIQUIDITY AND CAPITAL RESOURCES

To date, we have funded our operations primarily through government grants, proceeds from the sale of common and preferred stock, the issuance of debt, the issuance of common stock in lieu of cash for services, payments from collaborators and interest income. We have experienced negative cash flow from operations each year since our inception. As of September 30, 2016, we had an accumulated deficit of $73,152,271. We expect to continue to incur increased expenses, resulting in losses, over at least the next several years due to, among other factors, our continuing and planned clinical trials and anticipated research and development activities. We had cash and cash equivalents of $6,941,213 as of September 30, 2016.

	September 30, 2016	December 31, 2015
Cash and cash equivalents	$6,941,213	$4,084,085
Working capital	$3,143,459	$350,621
Current ratio	1.73:1	1.07:1

	Nine Months Ended September 30,
	2016	2015
Cash provided by (used in):
Operating activities	$(9,622,309)	$(7,917,332)
Investing activities	$(412,498)	$(68,279)
Financing activities	$12,891,935	$11,047,148

 Sources and Uses of Net Cash for the Nine Months Ended September 30, 2016

Net cash used in operating activities was $9,622,309 for the nine-month period ended September 30, 2016, compared to $7,917,332 in the comparable period in 2015. The net cash used in both periods was primarily attributable to the net losses, adjusted to exclude certain non-cash items, primarily stock-based compensation and amortization of finance costs related to the term loan. Net cash used in operating activities for the nine months ended September 30, 2016 was also impacted by a decrease of $2,476,130 in accounts payable related primarily to research contract services and receipt of $757,562 in connection with government grants and government contracts.

The net cash used in investing activities for the nine-month periods ended September 30, 2016 and 2015, amounted to $412,498 and $68,279, respectively, primarily as a result of purchase of lab equipment in the corresponding periods.

Net cash provided by financing activities was $12,891,935 for the nine months ended September 30, 2016, compared to $11,047,148 in the comparable period in 2015. Net cash provided by financing activities for the nine months ended September 30, 2016 was attributable to the net proceeds from the equity financing transaction completed in August 2016 and the term loan initiated during the first quarter of 2016. Net cash provided by financing activities for the nine months ended September 30, 2015 was attributable to the net proceeds from the sale of common stock and warrants in a private placement completed in April 2015.

Future Contractual Obligations

The Company had rental payment obligations under an operating lease that expired on July 31, 2015 related to its facility at 11588 Sorrento Valley Road. The Company continued to occupy those premises until February 4, 2016, and continued the lease on a month-to-month basis.

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

Our master lease and sublease of our facility located at the Porter Drive Facility were terminated on February 28, 2013 and we entered into a termination agreement with the landlord on February 19, 2013 to voluntarily surrender its premises. As a result of the termination agreement, we were relieved of further obligations under the master lease and further rights to rental income under the sublease and paid a termination fee of approximately $700,000. In addition to the termination fee, an additional termination fee of $590,504 is due to the landlord following the Company’s receipt of $15 million or more in additional financing, in the aggregate, which was achieved on August 22 ,2016.

We anticipate that we will continue to incur substantial net losses into the foreseeable future as we: (i) continue our Phase I clinical trial for our stand-alone therapeutic HuMab 5b-1, or MVT-5873, which was initiated in the first quarter of 2016, (ii) initiate our Phase I clinical trial of our PET imaging agent 89Zr-HuMab-5B1, or MVT-2163, (iii) continue to conduct preclinical development activities related to other product development candidates in our library, and (iv) monitor patients in clinical trials that have already completed their treatment regimens. Based on management’s assumptions for continuing to develop its existing pipeline of products without additional funding, we expect we will have sufficient funds to meet our obligations through May 2017.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-2, "Leases (Topic 842)."  This update will increase transparency and comparability by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged, and it simplified the accounting for sale and leaseback transactions. Lessees will no longer be provided with a source of off-balance sheet financing. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently in the process of assessing what impact this new standard may have on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This update includes multiple provisions intended to simplify various aspects of the accounting for share-based payment transactions including accounting for excess tax benefits and tax deficiencies, classification of excess tax benefits in the statement of cash flows and accounting for award forfeitures. This update is effective for annual and interim reporting periods of public entities beginning after December 15, 2016, with early adoption permitted. The Company is evaluating the impact of ASU 2016-09 on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed consolidated financial statements.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

Item 3.          Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.          Controls and Procedures.

Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company has evaluated, with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of its disclosure controls and procedures (as defined in such rules) as of the end of the period covered by this report. The Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2016.

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

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, our principal executive officer and principal financial officer concluded there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that could significantly affect internal controls over financial reporting as of September 30, 2016.

PART II. OTHER INFORMATION

Item 1.          Legal Proceedings.

None.

Item 1A.       Risk Factors.

Other than as set forth in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, there have been no material changes to the Risk Factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds.

Series D Conversions

During the quarter ended September 30, 2016, holders of Series D preferred stock converted 40,799 shares of Series D preferred stock into 551,339 shares of common stock.

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

Date: November 7, 2016	MABVAX THERAPEUTICS HOLDINGS, INC.

	By:	/s/ J. David Hansen
J. David Hansen
President and Chief Executive Officer (Principal Executive Officer authorized to sign on behalf of the registrant)

By:	/s/ Gregory P. Hanson
Gregory P. Hanson
Chief Financial Officer (Principal Financial and Accounting Officer authorized to sign on behalf of the registrant)