Form 10-K
period 2016-12-31
MABVAX THERAPEUTICS HOLDINGS, INC.
filed 2017-03-01
CIK 1109196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).    YES  ☐    NO  ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant was approximately $15,865,000 as of June 30, 2016, based upon the closing sale price on the OTCQB Market of $4.07 per share reported on such date.

As of March 1, 2017, there were 6,296,110 shares of the registrant’s common stock outstanding.

MABVAX THERAPEUTICS HOLDINGS, INC.
2016 ANNUAL REPORT ON FORM 10-K

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

Listing Reverse Split
On June 29, 2016, our stockholders approved a reverse stock split of our issued and outstanding shares of common stock at a range of between 1-for-2 and 1-for-15, with the specific ratio and effective time of the reverse stock split to be determined by our Board of Directors, or our Board. On August 2, 2016, the Board approved a 1-for-7.4 reverse stock split, or the Listing Reverse Split. The Listing Reverse Split was intended to allow us to meet the minimum share price requirement of The NASDAQ Capital Market, or NASDAQ. On August 11, 2016, we received approval from The NASDAQ Capital Market for the listing of our common stock under the symbol “MBVX”, subject to implementation of the Listing Reverse Split and closing of our August 2016 public offering (the “August 2016 Public Offering”). On August 16, 2016, we implemented the Listing Reverse Split, closed on the August 2016 Public Offering and began trading on The NASDAQ Capital Market at the open of business on August 17, 2016.
Overview

We are a clinical-stage biotechnology company focused on the development of antibody-based products to address unmet medical needs in the treatment of cancer.  MabVax has discovered a pipeline of human monoclonal antibody products based on the protective immune responses generated by patients who have been vaccinated against targeted cancers with our proprietary vaccines.  MabVax's lead development program is centered around our HuMab-5B1 antibody, which is fully human and discovered from the immune response of cancer patients vaccinated with an antigen-specific vaccine during a Phase I trial at Memorial Sloan Kettering Cancer Center, or MSK.   The antigen the antibody targets is expressed on more than 90% of pancreatic cancers, and also expressed in significant percentages on small cell lung cancer, stomach, colon and other cancers, making the antibody potentially broadly applicable to many types of cancers.  We have other antibody candidates that are also in preclinical development.
Monoclonal antibodies are produced from a single DNA sequence encoded into multiple cells that all produce the same single antibody. We generate our pipeline of antibody-based product candidates from patients who have been vaccinated with propriety vaccines licensed from MSK. Our approach involves surveying the protective immune response from many patients to identify a monoclonal antibody candidate against a specific target on the surface of a cancer cell. We believe this approach provides us with a novel next-generation human antibody technology platform. We believe our approach to antibody discovery allows us to identify antibody candidates with superior performance characteristics while minimizing many of the toxicity and off target binding drawbacks (phenomenon occurring when antibodies bind to non-cancer cells) of other discovery technologies.
Our Growth and Core Business Strategy
Our primary business strategy is to develop our early antibody product candidates through proof of concept clinical trials, which may represent either phase I or phase II clinical trials depending on the program and extent of progress. We intend to then partner those product candidates having the highest clinical and commercial potential from our discovery library of antibody candidates.
Recent Developments

In November 2016 we reported on interim results of our two HuMab-5B1 antibody phase I clinical development programs evaluating the use of our therapeutic antibody we designate as MVT-5873, and our immuno-PET imaging agent we designate as MVT-2163, comprised of MVT-5873 conjugated to a radio label. In December 2016 we submitted an investigational new drug application, or IND, to the U.S. Food and Drug Administration, or FDA, for our radioimmunotherapy product candidate we designate as MVT-1075, comprised of MVT-5873 conjugated to a low-energy radiation emitter. These three product candidates are intended for use in patients with locally advanced and metastatic pancreatic cancer or other malignancies expressing the same cancer antigen known as CA19.9.

MVT-5873 Clinical Development Program Progress in Treating Pancreatic Cancer, and Near-term Plan
In our progress report released in November 2016, we stated that the safety of MVT-5873 had been established at three incremental dose levels by treating 16 patients at three clinical sites. The purpose of this phase I clinical trial, initiated in February 2016, is to establish safety and tolerability, and to determine the recommended phase II dose. Patients entering this part of the trial have progressive locally advanced or metastatic disease and have failed all previous treatments.
As of mid-November 2016, we reported that 28 subjects had consented to treatment, of which 16 subjects had been treated. Of the remaining subjects, nine had failed the screening tests, and three were still in the screening process. Of the 16 patients that had been treated as of that date, six were continuing to receive treatment beyond the study design of a 28-day treatment cycle. Patients are able to remain on therapy beyond the initial 28-day treatment and safety assessment cycle based on acceptable dose tolerability and investigator assessment of continued benefit from the treatment. Every second treatment cycle the investigator assesses disease status using RECIST 1.1 measurement criteria to evaluate tumor response rate and duration of response. Investigators report that seven of the 16 patient patients converted from progressive disease to stable disease lasting from three months to eight months. We plan to continue to recruit patients in Part 1 of the study of MVT-5873, which is intended to establish the recommended phase II dose as a monotherapy.
In early February 2017, we reported that out of the total of 22 patients treated to date, eight had stable disease after at least two treatment cycles, or two months, seven continued to have stable disease after at least four treatment cycles, or four months; and three continued to have stable disease after at least six treatment cycles, or six months.

As a consequence of establishing the current dosage safety level for MVT-5873 in Part 1 of the trial, we have established a sufficient dosage safety margin to initiate part 2 of our phase I study. Part 2 combines our MVT-5873 with a standard of care chemotherapy regimen in new diagnosed treatment naïve patients. The dosage levels established in our MVT-5873 monotherapy trial have cleared all subsequent dose levels utilized in our Phase I clinical study of MVT-2163 as an immuno-PET imaging agent as well as the dose levels planned for our clinical study of MVT-1075 that combines the antibody with a radioactive metal as a radioimmunotherapy product. We filed an IND with the FDA in late December 2016 and received an authorization from the FDA on January 27, 2017 to proceed with our phase I clinical trial in the first half of 2017.
MVT-2163 Clinical Development Program Progress in Imaging Pancreatic Cancer, and Near-term Plan
In our progress report released in November 2016, we stated that we had established interim safety, and acceptable pharmacokinetics and biodistribution of MVT-2163 in our phase I clinical trial. We have completed the initial two cohorts of patients as specified in our protocol. In the first cohort we administered MVT-2163 alone and in the second cohort we administered MVT-2163 following a blocking dose of MVT-5873. We reported that the initial PET images demonstrated target specificity by correlation with lesions identified by conventional computerized tomography (CT) scans. The biodistribution data obtained in the first two cohorts demonstrated improvement in PET images by pre-administration of MVT-5873, as has been observed with other antibody based PET agents. We initiated the MVT-2163 phase I trial in June 2016 to evaluate a next generation diagnostic PET imaging agent in patients with locally advanced or metastatic adenocarcinoma of the pancreas (PDAC) or other CA19-9 positive malignancies. MVT-2163 (89Zr-HuMab-5B1) combines the well-established PET imaging radiolabel Zirconium [89Zr] with the targeting specificity of MVT-5873. We designed the trial to establish safety, pharmacokinetics, biodistribution, optimal time to obtain the PET image, and the amount of MVT-5873 to be used in co-administration to obtain optimized PET scan images. We continue to actively recruit patients and expect to establish the optimal co-administration dose of MVT-5873 early in 2017.
MVT-1075 Clinical Development Plan
We are developing HuMab-5B1 into a third potential product for use as a radioimmunotherapy that we have designated as MVT-1075. MVT-1075 represents a unique product opportunity for MabVax by conjugating MVT-5873 with a low-energy radiation emitter, 177Lu, which has a relatively short tissue penetration range to minimize potential side effects of the radiation. MVT-5873 provides the opportunity for tumor-specific targeting of a more potent analog of MVT-5873. We submitted our IND in late December 2016, and the IND was authorized to proceed on January 27, 2017. We plan to initiate the phase I trial of MVT-1075 in the first half of 2017.
Financing Activities

August Public Offering – On August 22, 2016, we closed a public offering of 1,297,038 shares of common stock and 665,281 shares of Series F Convertible Preferred Stock (“Series F Preferred Stock”), and warrants to purchase 1,962,319 shares of common stock at $5.55 per share and warrants to purchase 1,962,319 shares of common stock at $6.29 per share, at an offering price of $4.81 per share.  For every one share of common stock or Series F Preferred Stock sold, we issued one warrant to purchase one share of common stock at $5.55 per share and one warrant to purchase one share of common stock at $6.29 per share.  We received $9,438,753 in gross proceeds, before underwriting discounts and commissions and offering expenses totaling $871,305.

Oxford Loan – On January 15, 2016, we entered into a loan and security agreement with Oxford Finance LLC (the “Load and Security Agreement”) providing for senior secured term loans to us in the aggregate principal amount of up to $10,000,000.  On January 15, 2016, we received an initial loan of $5,000,000 under the Loan and Security Agreement. The option to draw the second $5,000,000 expired on September 30, 2016.

Underwritten Offering – On September 30, 2015, we entered into an underwriting agreement with Laidlaw & Company (UK) Ltd. relating to the issuance and sale in a public offering of 337,838 shares of our common stock and 168,919 three-year warrants to purchase 168,919 shares of our common stock at an initial exercise price of $9.77 per share (all numbers adjusted for the Listing Reverse Split). The shares of common stock were sold at a public offering price of $8.14 per share and the warrants were sold at a price of $0.01 per warrant (adjusted for the Listing Reverse Split). The offering closed on October 5, 2015 with total gross proceeds to us of $2,750,000.

April Private Placement – On March 31, 2015 and April 10, 2015, we entered into separate subscription agreements with accredited investors relating to the issuance and sale of $11,714,498 of units at a purchase price of $5.55 per unit (adjusted for the Listing Reverse Split), with each unit consisting of one share of  common stock (or, at the election of any investor who, as a result of receiving common stock would hold in excess of 4.99% of our issued and outstanding common stock, shares of our newly designated Series E Convertible Preferred Stock (“Series E Preferred Stock”)) and a thirty-month warrant to purchase one half of one share of common stock at an initial exercise price of $11.10 per share (adjusted for the Listing Reverse Split), such sale and issuance, the “April Private Placement,” or the “Private Placement”). We conducted an initial closing of the April Private Placement on March 31, 2015, in which we sold an aggregate of $4,995,750 of units. Following the initial closing we entered into separate reconfirmation agreements with the investors in order to extend the initial closing date, increase the offering amount, and adopt a lockup agreement which was entered into by all investors who elected to continue their investment. A second closing was held on April 10, 2015 in which we entered into separate subscription agreements for the sale of an additional $6,718,751 of units.

On April 14, 2015, as a condition to participation by OPKO Health, Inc. (“OPKO”) and Frost Gamma Investments Trust (“FGIT”) in the April Private Placement, we entered into an Escrow Deposit Agreement with Signature Bank N.A. and OPKO, as amended on June 22, 2015, pursuant to which $3.5 million from the April Private Placement was deposited into and held at Signature Bank.  The escrowed funds were released to us on June 30, 2015, as part of a letter agreement giving OPKO the right, but not the obligation until June 30, 2016, to nominate and have appointed up to two additional members of our Board of Directors, or to approve the person(s) nominated by the Company.  The nominees selected were required to meet certain standard corporate governance practices and applicable national securities exchange requirements.

Preferred and Warrant Holders Common Stock Exchange Agreements – On March 25, 2015, we entered into separate exchange agreements (collectively, the “Exchange Agreements”) with certain holders of our Series A-1 Convertible Preferred Stock (“Series A-1 Preferred Stock”) and A-1 Warrants and holders of our Series B Convertible Preferred Stock (“Series B Preferred Stock”) and Series B Warrants, all previously issued by us. Pursuant to the Exchange Agreements, the holders exchanged their respective preferred shares and warrants and relinquished any and all other rights they may have pursuant to such securities, their respective governing agreements and certificates of designation, including any related registration rights, in exchange for an aggregate of 342,906 shares of our common stock (adjusted for the Listing Reverse Split) and an aggregate of 238,156 shares of our newly designated Series D Convertible Preferred Stock  (“Series D Preferred Stock” and, collectively, the “Exchange Securities”).

Antibody Market Opportunity

The global monoclonal antibodies market was valued at $85 billion in 2015 and is expected to reach a value of $138 billion by 2024 (The Pharma Letter, February 11, 2016). Over the past couple of decades, the US FDA has approved more than a dozen monoclonal antibodies to treat certain cancers (cancer.org). Focused development of new monoclonal antibody based drugs is expected to continue for multiple reasons.  Over the last few years much has been learned about using the human immune system to treat cancer.  Several recently approved antibody therapies have demonstrated efficacy in stimulating the human immune system to attack certain cancers. Targeted therapies can attack cancer cells while minimizing damage to normal cells in the patient. Antibodies are complex molecules and are difficult and expensive to duplicate with biosimilars and therefore have a potentially longer commercial life. Currently approved monoclonal antibodies are reimbursed at favorable levels from federal, state, and private insurance providers.
Our lead antibody candidate targets an antigen that is over expressed on many metastatic pancreatic, colon, breast, and small cell lung cancers. The term "over expressed" refers to the antigen being present on the surface of the cancer cell in very large numbers. The amount of antigen present in blood samples is used to monitor patients as elevated levels occur in the blood due to shedding into the blood from these cancer cells. Patients who develop metastatic disease have a significantly poorer prognosis for survival.
We believe there is a critical unmet medical need for new and better treatment for metastatic pancreatic and colon cancer. According to NCI’s SEER database (seer.cancer.gov), the five-year survival rate for patients with pancreatic cancer is just 7.7%. There are 53,000 new patients with pancreatic cancer diagnosed per year and more than half of these patients present at initial diagnosis with metastatic disease (Pancreatic Cancer Network’s Pancreatic Facts 2016). In 2016 pancreatic cancer moved from the fourth leading cause of cancer related death in the U.S. to third, surpassing breast cancer (American Cancer Society Cancer statistics 2016 report,). According to the SEER database, there are about 134,000 patients diagnosed with cancer of the colon and rectum per year in the US. The five-year survival rate for the 35% of patients with metastatic colon cancer that is locally spread is 71% and the five-year survival of the 35% of patients that have regional spread is only 13.5%.

Pancreatic Cancer Imaging and Diagnosis

We believe that our radiolabeled HuMab-5B1 PET imaging antibody represents the only human derived agent in development specifically aimed at improving imaging in pancreatic cancer diagnosis over the standard of care (FDG-PET). Since the antigen targeted by the HuMab-5B1 antibody is over expressed on metastatic pancreatic cancer cells, this development effort represents a potentially important step forward in the diagnosis, staging, and assessment of the majority of patients newly diagnosed with pancreatic cancers. We believe that the market opportunity for a HuMab-5B1antibody-based radiopharmaceutical is significant in multiple ways. The ability of physicians to accurately diagnose, stage, and assess treatment outcomes in pancreatic cancer would be very important. Accurate determinations on the extent of disease and resectability are essential to improve outcomes in this cancer. We believe that limitations in FDG-PET imaging offers significant room for improvement in diagnostic technique and that accurate determinations on extent of disease and resectability are essential to improving outcomes in this cancer. Improvements in the sensitivity and specificity over FDG-PET could have a significant impact on improving diagnosis and clinical outcome.

Radioimmunotherapy: Therapeutic Treatment Product
In addition to developing our HuMab-5B1 as a stand-alone therapeutic agent as well as a PET imaging agent, we are developing a HuMab-5B1 based radioimmunotherapy, or RIT, product candidate as a potential treatment for pancreatic cancer and other CA19-9 positive tumors. Our preclinical animal studies have demonstrated the potential feasibility and experimental proof of concept for this new product candidate. We have learned from our 89Zr-HuMab-5B1 PET imaging clinical development program that we have sufficient safety and specificity of the product to proceed with clinical development of our RIT program. We submitted an IND to FDA for this product in December of 2016 and received FDA authorization in January 2017 to proceed with our proposed clinical trial. We anticipate initiating our clinical trial in the first half of 2017.

License and Development Agreements
Memorial Sloan Kettering
We have licensed from MSK the exclusive world-wide developmental and commercial rights to receive biological materials from vaccinated clinical trial participants enrolled in any of the clinical trials involving the vaccines licensed to us, allowing us to discover human monoclonal antibody-based therapeutics. MSK has issued patents or has pending patent applications on the vaccine antigen conjugates, mixtures of vaccine antigen conjugates and methods of use. This patent portfolio includes 20 issued patents in the US and the rest of world.  We own all monoclonal antibodies produced by the antibody discovery program and we generally file patent applications directed to these antibodies once their potential therapeutic utility has been sufficiently demonstrated in animal models. A United States and an international patent application for each of the anti-sLea antibodies and the anti GD2 antibodies described in this document has been filed.
We have licensed exclusive rights from MSK to exploit key aspects of the work of Dr. Livingston (who is also a member of our board of directors) and colleagues, who over the last 30 years have developed a series of monovalent (targeting a single tumor cell surface antigen) cancer vaccines against cancers of neuroectodermal and epithelial (breast, ovarian colon, pancreatic) origin as well as small cell lung cancer, or SCLC. These target molecules on malignant cells, known as carbohydrate antigens, are the most extensively expressed antigenic targets on the cell surface of these types of cancers and play a key role in tissue invasion and metastasis. We expect to benefit from the years of work and significant expense already invested in the development and testing of the vaccines incorporating these antigens. Researchers at MSK have progressively developed highly immunogenic monovalent vaccines to each of the 11 validated target antigens that comprise the licensed vaccines. These monovalent vaccines or the combination of the monovalent forms into polyvalent vaccines (targeting multiple antigens) have been tested and refined not only in animal models but also in multiple clinical trials establishing immunogenicity, tolerability, and therapeutic utility. Our license agreement with MSK calls for MSK to complete all preclinical and Phase I clinical trial work at MSK’s expense at which point the IND would be transferred to us for continued development.
Our lead cancer vaccines targeting recurrent sarcoma and ovarian cancer are currently in proof of concept Phase II multi-center clinical trials. Both trials are fully enrolled, and have received substantial federal grant monies to support their development.
Life Technologies Licensing Agreement
On September 24, 2015, we entered into a licensing agreement with Life Technologies Corporation, a subsidiary of ThermoFisher Scientific (“Life Technologies”).  Under the agreement we agreed to license certain cell lines from Life Technologies to be used in the production of recombinant proteins for our clinical trials.  The amount of the contract is for $450,000 and was fully expensed during 2015.  We paid $225,000 during 2015 related to this contract with the remaining amount paid in 2016.
Rockefeller University Collaboration
In July 2015, we entered into a research collaboration agreement with Rockefeller University's Laboratory of Molecular Genetics and Immunology (“Rockefeller”). We provided antibody material to Rockefeller, which is exploring the mechanism of action of constant region (Fc) variants of the HuMab 5B1 in the role of tumor clearance. We will supply additional research materials as requested by the university, which is evaluating ways to optimize the function.  Rockefeller is using that material to explore the mechanism of action of constant region (Fc) variants of the HuMab-5B1 in the role of tumor clearance and to seek to optimize the therapeutic effect.   The current agreement allows researchers at Rockefeller to conduct research on antibodies discovered by us with the objective of improving their ability to kill cancer cells.  If a viable drug candidate emerges from this collaboration, we have the right to enter into negotiations with Rockefeller for the right to exclusively license the technology used to improve our antibody for clinical and commercial development.  If we and Rockefeller fail to reach agreement on terms for a license to the drug candidate that contains the combined technologies, Rockefeller does not have the right to license the drug candidate to a third party without our consent because the drug candidate contains our intellectual property embodied in the antibody.
Juno Option Agreement
On August 29, 2014, we entered into an Option Agreement with Juno Therapeutics, Inc. (“Juno”) in exchange for a one-time up-front option fee in the low five figures. Pursuant to the option agreement, we granted Juno the option to obtain an exclusive, world-wide, royalty-bearing license authorizing Juno to develop, make, have made, use, import, have imported, sell, have sold, offer for sale and otherwise exploit certain patents we developed with respect to fully human antibodies with binding specificity against human GD2 or sialyl-Lewis A antigens and certain of our controlled biologic materials. As of June 30, 2016, the option agreement expired and Juno no longer has a contractual right for use of our binding domains for use in the construction of CAR T-cells.

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

We are the exclusive licensee, sole assignee or co-assignee of 14 granted United States patents, 2 pending United States patent applications, 7 international patents and 19 pending international patent applications.  The patents and patent applications include claims to vaccine antigen conjugates, mixtures of vaccine antigen conjugates that makeup polyvalent vaccine candidates, processes for their preparation and their use as a vaccine. Two of the pending patent applications in the United States and 2 international patent applications have claims to human anti-sLea and anti-GD2 monoclonal antibodies, nucleic acids encoding the human anti-sLea and anti-GD2 monoclonal antibodies, processes for their preparation and their use as therapeutic agents.

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

Marketing and Sales
We currently do not have an internal sales force and do not intend to commercialize on our own any of our product candidates that receive FDA approval.  We intend to license, or enter into strategic alliances with, larger companies in the biopharmaceutical businesses, which are equipped to manufacture, market and/or sell our products, if any, through their well-developed manufacturing capabilities and distribution networks. We intend to license some or all of our worldwide patent rights to more than one third party to achieve the fullest development, marketing and distribution of any products we develop.
Manufacturing and Raw Materials
We currently use, and expect to continue the use of, contract manufacturers for the manufacture of our product candidates. Our contract manufacturers are subject to extensive governmental regulation. Regulatory authorities in our markets require that pharmaceutical products be manufactured, packaged and labeled in conformity with current cGMPs. We intend to establish a quality control and quality assurance program, which will include a set of standard operating procedures and specifications designed to ensure that our products are manufactured in accordance with cGMPs, and other applicable domestic and foreign regulations.
We currently do not have any clinical or commercial antibody-based therapeutic manufacturing capabilities. We may or may not manufacture the products we develop, if any. We intend to use contract manufacturers for the manufacture of our product candidates.
Competition
The drug development and medical diagnostic industries are characterized by rapidly evolving technology and intense competition.  Our competitors include development and diagnostic companies that have significantly more financial, technical, and marketing resources.   In addition, there are a significant number of biotechnology companies working on evolving technologies that may supplant our technology or make it obsolete.  Academic institutions, government agencies, and other public and private research organizations are also conducting research activities and may commercialize product candidates either on their own or through joint ventures that compete with one or more of our product candidates.  We are aware of certain development projects for products to prevent or treat certain diseases targeted by us.  The existence of these potential products or other products or treatments of which we are not aware, or products or treatments that may be developed in the future, may adversely affect the desirability and commercial success of any product candidate for which we receive FDA approval.

There are a number of companies working in the area of human antibody development and imaging that could compete in similar clinical areas, including disease detection, therapeutic response monitoring and minimal disease detection.  These companies include AbCellera Biologics, Inc., Agenus Inc., Atreca, Inc., Immunomedics, Inc., Theraclone Sciences Inc., and Trellis Bioscience.
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

Orphan Drugs

Under the Orphan Drug Act of 1983, the FDA may grant orphan drug designation to drugs or biologics intended to treat a rare disease or condition, which is generally defined as a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The first applicant to receive FDA approval for a particular active ingredient to treat a particular disease with FDA orphan drug designation is entitled to a seven-year exclusive marketing period in the United States for that product, for that indication. During the seven-year exclusivity period, the FDA may not approve any other applications to market the same drug or biologic for the same disease, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. Orphan drug exclusivity does not prevent the FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the NDA application user fee.

Non-U.S. Regulation

Before our products can be marketed outside of the United States, they are subject to regulatory approval of the respective authorities in the country in which the product should be marketed. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country. No action can be taken to market any product in a country until an appropriate application has been approved by the regulatory authorities in that country. The current approval process varies from country to country, and the time spent in gaining approval varies from that required for FDA approval. In certain countries, the sales price of a product must also be approved. The pricing review period often begins after market approval is granted. Even if a product is approved by a regulatory authority, satisfactory prices might not be approved for such product.

In Europe, marketing authorizations may be submitted at a centralized, a decentralized or national level; however, the centralized procedure is mandatory for the approval of biotechnology products and provides for the grant of a single marketing authorization that is valid in all European Union member states. There can be no assurance that the chosen regulatory strategy will secure regulatory approval on a timely basis or at all.
While we intend to market our products outside the United States in compliance with our respective license agreements, we have not made any applications with non-U.S. authorities and have no timeline for such applications or marketing.

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

Additionally, we granted certain rights to approve future (i) issuances of our securities, (ii) equity or debt financings and (iii) sales of any development product assets currently held by us, subject to certain exceptions, for as long as any lead investor in the August 2016 Public Offering holds 50% or more of the shares of common stock (or Series F Preferred Stock) purchased by a lead investor in the August 2016 Public Offering or until a financing with net proceeds to us of at least $7.5 million  in which we are able to sell our securities at a minimum per share price of $7.40 or greater.  There can be no assurance that such lead investor will provide consent and this requirement may make it difficult for us to raise capital, refinance indebtedness or borrow additional funds.

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
Effective in January 2016, we entered into a $10 million loan and security agreement with Oxford Finance LLC, or Oxford Finance, that is secured by a lien covering substantially all of our assets, excluding intellectual property. As of December 31, 2016, we had an outstanding principal balance of $5 million. The option to draw the second $5,000,000 expired on September 30, 2016. The loan and security agreement contains customary affirmative and negative covenants and events of default. The affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports and maintain insurance coverage. The negative covenants include, among others, restrictions on transferring collateral, changing our business, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments and creating other liens on our assets, in each case subject to customary exceptions. If we default under the loan agreement, the lenders may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the lender’s right to repayment would be senior to the rights of the holders of our common stock and preferred stock to receive any proceeds from the liquidation. The lenders could declare a default upon the occurrence of any event that they interpret as a material adverse change as defined under the loan agreement, thereby requiring us to repay the loan immediately or to attempt to reverse the declaration of default through negotiation or litigation. Any declaration by the lenders of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

We have a history of losses, and we anticipate that we will continue to incur losses in the future; our auditors have included in their audit report an explanatory paragraph as to substantial doubt as to our ability to continue as a going concern.

We have experienced net losses every year since our inception and, as of December 31, 2016, had an accumulated deficit of $78,262,261. Our auditors have included in their audit report a “going concern” explanatory paragraph as to substantial doubt as to our ability to continue as a going concern that assumes the realization of our assets and the satisfaction of our liabilities and commitments in the normal course of business. We anticipate continuing to incur substantial additional losses over at least the next several years due to, among other factors, expenses related to the following: conducting Phase I clinical trials with the HuMab-5B1 antibody, preclinical testing of follow-on antibody candidates, investor and public relations, SEC compliance efforts, anticipated research and development activities and the general and administrative expenses associated with each of these activities. We have not yet commercialized any product candidates. Our ability to attain profitability will depend upon our ability to develop and commercialize products that are effective and commercially viable, to obtain regulatory approval for the manufacture and sale of our products and to license or otherwise market our products successfully. We may never achieve profitability, and even if we do, we may not be able to sustain being profitable. If we are unable to obtain additional capital we may be forced to license, sell or terminate our activities with respect to promising technologies which may require us to agree to disadvantageous terms that will prevent us from realizing the potential value from the results of our efforts and expenditures.

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

We are substantially dependent on the success of our product candidates, MVT-5873, MVT-2163 and MVT-1075, and we cannot provide any assurance that any of our product candidates will be commercialized.
To date, our main focus and the investment of a significant portion of our efforts and financial resources has been in the development of our product candidates, MVT-5873, MVT-2163, and MVT-1075, which are in clinical development. Our future success depends heavily on our ability to successfully manufacture, develop, obtain regulatory approval, and commercialize these product candidates, which may never occur.  Before commercializing either product candidate, we will require additional clinical trials and regulatory approvals for which there can be no guarantee that we will be successful. We currently generate no revenues from our product candidates, and we may never be able to develop or commercialize a marketable drug.
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

Moreover, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively, ACA, is intended to reduce the cost of health care and substantially change the way health care is financed by both government and private insurers. While we cannot predict what impact on federal reimbursement policies this legislation will have in general or on our business specifically, the ACA may result in downward pressure on pharmaceutical reimbursement, which could negatively affect market acceptance of, and the price we charge for, any products we develop that receive regulatory approval.
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

We have a total of 24 full-time employees and two part-time employees. Our focus on limiting cash utilization requires us to manage and operate our business in a highly efficient manner. We cannot assure you that we will be able to retain adequate staffing levels to run our operations and/or to accomplish all of the objectives that we otherwise would seek to accomplish.

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

We have been issued patents, applied for other patents, and intend on continuing to seek additional patent protection for our families of antibodies from our antibody development program, our vaccines, methods of use and other compounds that we discover.  However, any or all of such compounds, methods or new uses of known compounds may not be subject to effective patent protection. Further, the development of regimens for the administration of our vaccines, which involve specifications for the frequency, timing and amount of dosages, has been, and we believe may continue to be, important to our efforts, although those processes, as such, may not be patentable. In addition, our issued patents may be declared invalid or our competitors may find ways to avoid the claims in the patents.
Our commercial success will depend, in part, on our ability to obtain and maintain patent protection, protect our trade secrets and operate without infringing on the proprietary rights of others. Our commercial success will also depend, in part, on our ability to market our product candidates during the term of our patent protection.  For example, certain patents primarily in foreign countries within our portfolio expired in 2014 and can no longer be relied on for protection in those countries. As of February 28, 2017, we were the exclusive licensee, sole assignee or co-assignee of 14 granted United States patents, 2 pending United States patent applications, 7 international patents and 19 pending international patent applications.  The patent position of pharmaceutical and biotechnology firms like us are generally highly uncertain and involves complex legal and factual questions, resulting in both an apparent inconsistency regarding the breadth of claims allowed in United States patents and general uncertainty as to their legal interpretation and enforceability.  No absolute policy regarding the breadth of claims allowed in biopharmaceutical patents has emerged to date in the United States or in many foreign jurisdictions. Changes in either the patent laws or in interpretations of patent laws in the United States and foreign jurisdictions may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be enforced in the patents that we currently own or that may be issued from the applications we have filed or may file in the future or that we have licensed or may license from third parties, including MSK for the vaccine antigen patents. Further, if any patents we obtain or license are deemed invalid or unenforceable, it could impact our ability to commercialize or license our technology.  Thus, patent applications assigned or exclusively licensed to us may not result in patents being issued, any issued patents assigned or exclusively licensed to us may not provide us with competitive protection or may be challenged by others, and the current or future granted patents of others may have an adverse effect on our ability to do business and achieve profitability.
One of our issued US patents is directed to a candidate antibody product that will expire in 2034. Other previously filed antibody patent applications will, if issued, have patent expiration dates depending on country and filing date between 2034 and 2035.  It is possible that the term of the antibody patent and certain patents issuing from the antibody patent applications may be extended for a portion of the time the candidate product was under regulatory review. Patents covering components of the sarcoma vaccine will expire in 2022.  Patents covering the polyvalent ovarian vaccine will expire between 2018 and 2025.  We believe that our product candidates are eligible for Orphan Drug designation from FDA depending on the indication for which it is approved by FDA.  Each product that receives an Orphan Drug designation would be eligible for up to 7 additional years of patent protection.

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

We depend on license agreements with third-parties for certain intellectual property rights relating to our product candidates, including, but not limited to, the license of certain intellectual property rights from MSK. In general, our license agreements require us to make payments and satisfy performance obligations in order to keep these agreements in effect and retain our rights under them. These payment obligations can include upfront fees, maintenance fees, milestones, royalties, patent prosecution expenses, and other fees. These performance obligations typically include diligence obligations. If we fail to pay, be diligent or otherwise perform as required under our license agreements, we could lose the rights under the patents and other intellectual property rights covered by these agreements. If disputes arise under any of our license agreements, including our license agreement with MSK, we could lose our rights under these agreements. Any such dispute may not be resolvable on favorable terms, or at all. Whether or not any disputes of this kind are favorably resolved, our management’s time and attention and our other resources could be consumed by the need to attend to these disputes and our business could be harmed by the emergence of such a dispute.

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

We are party to collaborative research agreements, such as with Rockefeller University and MSK, and expect to enter into agreements with other parties in the future, each of which involve research and development efforts.  Under certain circumstances we may not have exclusive rights to jointly developed intellectual property and would have to license the collaborative partner’s interest in the jointly developed intellectual property to obtain exclusive rights.  We may not be able to license our collaborative partner’s interest or license their interest at reasonable terms.  If we are unable to license their interest we would not have exclusive rights to the jointly developed intellectual property and, in some collaborations, the collaborative partner may be free to license their interest in the jointly developed intellectual property to a competitor.  In other collaborations, if we are unable to license the collaborative partner’s interest we may not have sufficient rights to practice the jointly developed intellectual property.  Such provisions to the jointly developed intellectual property may limit our ability to gain commercial benefit from some of or all of the intellectual property we jointly develop with our collaborative partners and may lead to costly or time-consuming disputes with parties with whom we have collaborative relationships over rights to certain innovations or with other third parties that may result from the activities of the collaborative arrangements.

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

●
prohibiting stockholder action by written consent and requiring all stockholder actions to be taken at a meeting of our stockholders; and

●
establishing 90 to 120-day advance notice requirements for nominations for election to the board of directors and for proposing matters that can be acted upon by stockholders at stockholder meetings.

Additionally, we granted certain rights to approve future (i) issuances of our securities, (ii) equity or debt financings and (iii) sales of any development product assets currently held by us, subject to certain exceptions, for as long as any lead investor in the August 2016 Public Offering holds 50% or more of the shares of common stock (or Series F Preferred Stock) purchased by a lead investor in the August 2016 Public Offering or until a financing with net proceeds to us of at least $7.5 million in which we are able to sell our securities at a minimum per share price of $7.40 or greater.  There can be no assurance that such lead investor will provide consent, and this requirement may make it difficult for us to raise capital, refinance indebtedness or borrow additional funds.

Unless our common stock is listed on The NASDAQ Capital Market or other national securities exchange, it will be deemed a “penny stock,” which would make it more difficult for our investors to sell their shares.
On August 17, 2016, we began trading on The NASDAQ Capital Market. If we fail to maintain our listing on The NASDAQ Capital Market or other national securities exchange, our common stock will be subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act. The penny stock rules generally apply to companies whose common stock is not listed on the NASDAQ Capital Market or other national securities exchange and trades at less than $4.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.
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

Our stock price may be volatile; you may not be able to resell your shares at or above your purchase price.
Our stock prices and the market prices for securities of biotechnology companies in general have been highly volatile, with recent significant price and volume fluctuations, and may continue to be highly volatile in the future. For example, during the year ended December 31, 2016, our common stock traded between $3.03 per share and $6.51 per share. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock, some of which are beyond our control:

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

The rights of our common stockholders are limited by and subordinate to the rights of the holders of Series D Preferred Stock, Series E Preferred Stock and Series F Preferred Stock; these rights may have a negative effect on the value of shares of our common stock.

The holders of our Series D Preferred Stock, Series E Preferred Stock and Series F Preferred Stock have rights and preferences generally superior to those of the holders of common stock. The existence of these superior rights and preferences may have a negative effect on the value of shares of our common stock. These rights are more fully set forth in the Series D certificate of designations, Series E Preferred Stock certificate of designations and Series F Preferred Stock certificate of designations, respectively, and include, but are not limited to the right to receive a liquidation preference, prior to any distribution of our assets to the holders of our common stock, in an amount equal to $0.01 per share or $1,325 for the Series D Preferred Stock, $0.01 per share or $333 for the Series E Preferred Stock and $0.01 per share or $6,653 for the Series F Preferred Stock.

A limited public trading market may cause volatility in the price of our common stock.

On August 17, 2016, we began trading on The NASDAQ Capital Market. If we fail to maintain the listing of our common stock on The NASDAQ Capital Market, our common stock will be quoted on the OTCQB marketplace.  The quotation of our common stock on the OTCQB marketplace does not assure that a meaningful, consistent and liquid trading market currently exists, and in recent years such market has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies like us. Our common stock is subject to this volatility. Sales of substantial amounts of common stock, or the perception that such sales might occur, could adversely affect prevailing market prices of our common stock and our stock price may decline substantially in a short time and our stockholders could suffer losses or be unable to liquidate their holdings. If our common stock does not trade on a national securities exchange in the future, our common stock will be subject to the securities laws of the various states and jurisdictions of the United States in addition to federal securities law. While we may register our common stock or qualify for exemptions for our common stock in one of more states, if we fail to do so the investors in those states where we have not taken such steps may not be allowed to purchase our stock or those who presently hold our stock may not be able to resell their shares without substantial effort and expense. These restrictions and potential costs could be significant burdens on our stockholders.

The number of shares of issued and outstanding common stock represents approximately 39% of our fully diluted shares of common stock.  Additional issuances of shares of common stock upon conversion and/or exercise of preferred stock, options to purchase common stock and warrants to purchase common stock will cause substantial dilution to existing stockholders.

At February 28, 2017, we had 6,296,110 shares of common stock issued and outstanding.  Up to an additional 2,975,424 shares may be issued upon conversion of our Series D Preferred Stock, Series E Preferred Stock and Series F Preferred Stock; 5,125,391 shares issuable upon exercise of warrants at a weighted average price of $6.84; 1,587,971 shares upon exercise of all outstanding options to purchase our common stock at a weighted average price of $7.29; and 205,478 shares issuable upon vesting of restricted stock units granted, resulting in a total of up to 16,190,374 shares that may be issued and outstanding.  The issuance of any and all of the 9,894,264 shares issuable upon exercise or conversion of our outstanding convertible securities will cause substantial dilution to existing stockholders and may depress the market price of our common stock.

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

In September 2015 we entered into a lease agreement with AGP Sorrento Business Complex, L.P. (the “Lease”) for a lease of approximately 14,971 rentable square feet of office and research facilities located at 11535 Sorrento Valley Road, San Diego, California 92121 to serve as our corporate offices and laboratories.  Due to the fact that certain tenant improvements needed to be made to the premises before we could take occupancy, the facilities were not ready until early 2016. We moved from our previous facility at 11588 Sorrento Valley Road, into our new space in early February 2016.  Monthly rent commenced upon occupancy at $2.38 per square foot, totaling $35,631, and will escalate at an annual rate of 3% a year over the six-year term of the lease as set forth in the Lease.

Item 3.	Legal Proceedings.

None

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the NASDAQ Capital Market under the symbol “MBVX”. The following table sets forth the high and low sales prices for our common stock for each quarterly period within the two most recent fiscal years. All stock prices included in the following table are adjusted for the 1 for 7.4 reverse stock split which occurred on August 16, 2016.

	High	Low
2016
Quarter ended March 31, 2016	$6.51	$3.03
Quarter ended June 30, 2016	$6.44	$3.48
Quarter ended September 30, 2016	$6.05	$3.63
Quarter ended December 31, 2016	$4.50	$3.10

2015
Quarter ended March 31, 2015	$19.76	$6.14
Quarter ended June 30, 2015	$36.56	$13.32
Quarter ended September 30, 2015	$20.87	$7.77
Quarter ended December 31, 2015	$8.29	$4.51

Holders

There are approximately 92 stockholders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company, or DTC. Shares of common stock that are held by financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one stockholder.

Dividends

We have never paid our stockholders cash dividends, and we do not anticipate paying any cash dividends in the foreseeable future as we intend to retain any earnings for use in our business. Any future determination to pay dividends will be at the discretion of our board of directors.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2016.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
Equity compensation plans approved by security holders	851,376	$10.94	66,693
Equity compensation plans not approved by security holders	—	N/A	—
Total	851,376		66,693

Item 6.	Selected Financial Data.

The information under this Item is not required to be provided by smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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
During the year ended December 31, 2016, our loss from operations was $16,663,119 and our net loss was $17,660,483. Net cash used in operating activities for the year ended December 31, 2016 was $12,363,411 and cash and cash equivalents at December 31, 2016 were $3,979,290. As of December 31, 2016, we had an accumulated deficit of $78,262,261.

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

Reverse Stock Split and Listing on NASDAQ

On August 16, 2016, we filed a certificate of amendment to our Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware in order to effectuate a reverse stock split of our issued and outstanding common stock on a 1 for 7.4 basis, effective on August 16, 2016 (the “Reverse Stock Split”). The Reverse Stock Split was effective with The Financial Industry Regulatory Authority (FINRA), and the Company’s common stock began trading on The NASDAQ Capital Market at the open of business on August 17, 2016. All share and per share amounts, and number of shares of common stock into which each share of preferred stock will convert, in the financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to the Reverse Stock Split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in capital.

Clinical Product Development – Recent Updates

MVT-5873 Interim Phase I Data in Pancreatic Cancer – The MVT-5873 phase I clinical trial initiated in February 2016 is designed to establish safety and tolerability, and to determine the recommended phase II dose (RP2D) for MVT-5873 both as monotherapy in patients with locally advanced or metastatic adenocarcinoma of the pancreas (PDAC) and other CA19-9 positive malignancies. Initiation of Part 2 required establishing three safe dose levels for MVT-5873 as monotherapy in patients with relapsed or refractory locally advanced or metastatic pancreatic cancer. In November 2016 the Company reported that the safety of MVT-5873 had been established at three incremental dose levels by treating 16 patients at three clinical sites. While patients continue to be recruited to establish the RP2D, the Company also initiated Part 2 of the clinical trial to include patients with previously untreated pancreatic cancer receiving a standard of care chemotherapy as defined in the protocol.

MVT-2163 Interim Phase I Data in Pancreatic Cancer – The MVT-2163 phase I trial initiated in June 2016 is designed to evaluate a next generation diagnostic PET imaging agent in patients with locally advanced or metastatic adenocarcinoma of the pancreas (PDAC) and other CA19-9 positive malignancies. MVT-2163 (89Zr-HuMab-5B1) combines the well-established PET imaging radiolabel Zirconium [89Zr] with the targeting specificity of MVT-5873. This trial is designed to establish safety, pharmacokinetics, biodistribution, and the amount of MVT-5873 to be used in co-administration to obtain optimized PET scan images. In November 2016 we reported that the trial had demonstrated interim safety, pharmacokinetics, and biodistribution by completing the initial two cohorts of patients: the first cohort administered MVT-2163 alone and the second cohort administered MVT-2163 following a blocking dose of MVT-5873. We also reported that the initial PET images demonstrated target specificity by correlation with lesions identified by conventional computerized tomography (CT) scans. The biodistribution data obtained in the first two cohorts demonstrates improvement in PET images by pre-administration of MVT-5873, as has been observed with other antibody based PET agents. We continue to recruit patients and expect to establish the optimal co-administration dose of MVT-5873 early in 2017.

MVT-1075 Phase I Clinical Trial Status – On January 7, 2017, we announced that we had filed an Investigational New Drug, or IND application with the FDA for MVT-1075 (177Lu-CHX-A″-DTPA-HuMab5B1), our novel fully human antibody radioimmunotherapy, or RIT, product candidate. In February 2017 we announced that we had the FDA’s authorization to proceed with initiation of our clinical trials. Our phase I clinical trial will be in patients with histologically confirmed, previously treated, locally-advanced or metastatic CA19-9 positive adenocarcinoma of the pancreas, or PDAC, or other CA19-9 positive malignancies. We expect to begin enrolling patients in the first half of 2017. This is the third IND filed by us that builds on the tumor targeting characteristics of the HuMab-5B1 antibody discovered from immune responses of cancer patients vaccinated with the Company’s proprietary cancer vaccines.
The MVT-1075 RIT agent combines the targeting specificity of the HuMab-5B1 antibody for an antigen overexpressed on pancreatic cancer and other CA19-9 positive cancers with 177 Lutetium to target delivery of therapeutic radiation to cancer cells. Preclinical studies have demonstrated marked suppression and in some instances regression in xenograft animal models of pancreatic cancer, potentially making it an important new therapeutic agent in the treatment of pancreatic cancer and other cancers expressing the same antigen, CA19-9.
In this initial phase I trial we plan to evaluate the safety, dosimetry, and pharmacokinetics of MVT-1075. Patients enrolled in the study will have been diagnosed with recurrent locally advanced or metastatic pancreatic ductal adenocarcinoma (PDAC) or other CA19-9 positive malignancies. Patient disease status will be evaluated based on tumor measurements using RECIST 1.1 measurement criteria. The investigative sites will include MSK in New York City.
Historical Information on Work Conducted on Cancer Vaccines – From 2010 to 2015 we and our collaborative partners were engaged in enrolling patients in two phase II multi-center clinical trials of cancer vaccines that targeted recurrent sarcoma (soft tissue cancer) and ovarian cancer.  In 2015 all vaccinations in the two studies had been completed, and since then, we and are partners have been engaged in the monitoring of patients to assess overall survival, or OS. Both the sarcoma and ovarian cancer vaccine trials were randomized, double-blind, multicenter phase II trials that had enrolled 136 and 164 patients respectively.  Both trials were designed to yield statistically significant evidence that vaccination of trial subjects can provide 50% improvement in progression free survival, or PFS, and extend OS.  We and our collaboration partners in these studies are no longer performing significant work on these studies other than to monitor patients for OS.
An independent Drug Safety and Monitoring Board, or DSMB, composed of experts in the field analyzed the sarcoma clinical trial data in March of 2013 and determined that the PFS endpoint of a 50% increase in the time to progression was not reached. At the suggestion of the DSMB we have continued to monitor patients for OS and plan to issue a final report on our findings in 2017.   The National Institutes of Health, or NIH, approved a grant of $1.75 million that we received in progress payments between 2014 and 2016 to help offset the clinical trial costs for the sarcoma trial. We have no plan at this time to engage in additional clinical studies for this vaccine.
At the American Society of Clinical Oncology meeting in June 2016 the sponsors of the Phase II trial in ovarian cancer, the Gynecologic Oncology Group, or GOG, a consortium of clinical trial investigators and sites working in collaboration with the NCI, reported that the primary endpoint of improvement in PFS was not reached. We suggested that the GOG continue to monitor the trial subjects in the ovarian cancer vaccine trial for OS. The ovarian vaccine trial has been fully funded by a grant from the NIH. We have no financial obligation for this trial or the follow-on monitoring.  If the OS endpoint were to be achieved, we would pursue out-licensing the product.  We have no plan at this time to engage in additional clinical studies for this vaccine.

Results of Operations

Revenues

Revenues for the years ended December 31, 2016 and 2015 were $148,054 and $1,267,036, respectively, primarily from grant revenues. This decrease was primarily due to the completion of the current phase of our contract with the National Institutes of Health, or NIH (the “NIH Imaging Contract”), during the first quarter of 2016.
	Years Ended December 31,		% change
	2016	2015	2015 to 2016
Revenues	$148,054	$1,267,036	(88)%

Future revenues will depend upon the extent to which we obtain approval of new grants or enter into new collaborative research agreements and the amounts of payments relating to such agreements.

Research and Development Expenses

Research and development expenses for the years ended December 31, 2016 and 2015 were $7,800,723 and $9,596,768, respectively. Our research and development costs consist primarily of clinical trial site costs, clinical data management and statistical analysis support, drug manufacture, storage and distribution, regulatory services and other outside services related to drug development.

	Years Ended December 31,		% change
	2016	2015	2015 to 2016
Research and development	$7,800,723	$9,596,768	(19)%

Total research and development expenses for the year ended December 31, 2016 decreased by 19%, or $1,796,045, compared to the same period in 2015. Expenses for the year ended December 31, 2016 were primarily for our clinical trials, and in-house staffing to support preclinical and clinical development efforts in support of our programs.  Expenses in the same period a year ago were primarily for GMP manufacturing development of our lead antibody candidate HuMab 5B1 at Patheon (f.k.a. Gallus BioPharmaceuticals). In addition, during the current quarter the Company negotiated a release of approximately $363,000 of previously accrued manufacturing costs related to failed manufacturing batches.

Stock-based compensation expense included in research and development expenses for the years ended December 31, 2016 and 2015 were $1,192,126 and $929,633, respectively.

We expect our total research and development expenditures in the next twelve months to increase as we continue to fund the clinical studies of MVT-5873 and MVT-2163 and begin clinical trials in MVT-1075 in 2017. In the event we are unable to obtain sufficient funding for clinical development of our therapies, we will need to defer completion of clinical trials until such funding is in place. If we are unable to obtain additional funding for our trials to complete clinical development, our total research and development expenditures will decrease substantially until the additional funding is raised.

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

General and Administrative Expenses

General and administrative expenses for the years ended December 31, 2016 and 2015 were $9,010,450 and $9,795,163, respectively.

	Years Ended December 31,		% change
	2016	2015	2015 to 2016
General and administrative	$9,010,450	$9,795,163	(8)%

The decrease in general and administrative expenses of 8%, or $784,713 in 2016, compared to the same period in 2015, was primarily due to decreases of approximately $1,614,000 in business development expenses primarily related to restricted stock grants to consultants for services and approximately $915,000 in investor relations expenses primarily related to restricted stock grants to outside consultants, partially offset by increases of approximately $516,000 in facility expenses associated with the larger space starting in February 2016, approximately $797,000 in stock based compensation costs, and approximately $392,000 in salaries and wages primarily related to additional headcount in business development.

Stock-based compensation expense included in general and administrative expenses for the years ended December 31, 2016 and 2015 was $3,211,152 and $3,534,062, respectively. Stock-based compensation expense for the year ended December 31, 2016 included $592,329 in restricted stock for services.

We expect future general and administrative expenses to stay relatively stable in 2017.

Interest Income and Interest Expense

	Years Ended December 31,		% change
	2016	2015	2015 to 2016
Interest and other income (expense), net	$(997,364)	$(227)	*%

*Not meaningful
Interest and other income and expense, net was $997,364 and $227 for the years ended December 31, 2016 and 2015, respectively. Expenses in 2016 consisted primarily of $603,875 interest expense related to interest on the Company’s term loan from Oxford Finance LLC, $174,475 of financing cost amortization, and $219,039 of warrant amortization partially offset by interest income of $25.
The fair value of the warrants issued to Oxford Finance LLC related to the term loan was recorded as a discount to the value of the note payable, and is amortized over the term of the loan.  In addition, financing costs incurred related to the term loan are amortized over the term of the loan.
Warrant Liability

Change in fair value of warrant liability for the year ended December 31, 2016 and 2015 was $0 and $19,807, respectively. The decrease was mainly due to the restructuring the Company’s capital structure resulting in the elimination of the warrant liability as of December 31, 2015. We calculate the value of our warrant liability on a quarterly basis, or when other events and circumstances occur, using the Black-Scholes-Merton valuation model.

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

The realization of our deferred tax assets is dependent upon our ability to generate sufficient future taxable income. We establish a valuation allowance when it is more-likely-than-not that the future realization of all or some of the deferred tax assets will not be achieved. The evaluation of the need for a valuation allowance is performed on a jurisdiction-by-jurisdiction basis, and includes a review of all available evidence, both positive and negative. As of December 31, 2016, MabVax Therapeutics concluded that it was more-likely-than-not that its deferred tax assets would not be realized, and a full valuation allowance has been recorded.

Liquidity and Capital Resources

From inception to December 31, 2016, we have financed our operations principally through net proceeds received from private equity and preferred stock financings, debt financings, and grants through the NIH and SBIR programs. We have experienced negative cash flows from operations each year since our inception. As of December 31, 2016, we had an accumulated deficit of $78,262,261. We expect to continue to incur increased expenses, resulting in losses, over at least the next several years due to, among other factors, our continuing and planned clinical trials and anticipated research and development activities.

	2016	2015
December 31:
Cash and cash equivalents	$3,979,290	$4,084,085
Working capital/(deficit)	$(1,396,656)	$350,621
Current ratio	0.75:1	1.07:1

December 31:
Cash provided by (used in):
Operating activities	$(12,363,411)	$(10,525,182)
Investing activities	$(563,196)	$(78,416)
Financing activities	$12,821,812	$13,210,540

Sources and Uses of Cash

Due to the significant research and development expenditures and the lack of any approved products to generate revenue, we have not been profitable and have generated operating losses since we incorporated in 1988. As such, we have funded our research and development operations through government grants and contracts, sales of equity, debt, collaborative arrangements with corporate partners, and interest earned on investments. At December 31, 2016, we had available cash and cash equivalents of $3,979,290. Our cash and cash equivalents balances are held primarily in checking accounts. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk.

Cash Flows from Operating Activities. Cash used in operating activities for 2016 was $12,363,411 compared to $10,525,182 for the same period in 2015. Net loss of $17,660,483 in 2016 included non-cash charges of $4,403,278 for stock-based compensation and $96,553 in depreciation and amortization. Cash used in 2015 resulted from a net loss of $18,105,315 and included non-cash charges of $4,463,695 for stock-based compensation and $21,360 in depreciation, partially offset by a $19,807 reduction in fair value of the Series B warrants.

Cash Flows from Investing Activities. Cash used in investing activities for 2016 was $563,196 compared to $78,416 during the same period in 2015. Cash used in both 2016 and 2015 was primarily used to purchase property and equipment.

Cash Flows from Financing Activities. Cash provided by financing activities for 2016 was $12,821,812 compared to $13,210,540 provided in 2015. Cash provided by financing activities in 2016 included $4,610,324 from net proceeds from the January 2016 Oxford Finance LLC Term Loan and $8,567,448 from sale of common stock and warrants in a registered offering completed in August 2016. Cash provided by financing activities in 2015 included $10,709,740 from net proceeds from the sale of common stock and warrants in a private placement completed in April 2015, as well as a public offering completed in October 2015 for $2,750,000.

Working Capital. Working capital decreased to a working capital deficit of $1,396,656 at December 31, 2016 compared to a working capital surplus of $350,621 at December 31, 2015. The decrease in working capital was primarily due to increased capital usage during 2016 primarily related to the company’s clinical development programs.

We believe our cash and cash equivalents as of December 31, 2016 will be sufficient to fund our projected operating requirements through approximately April 2017. In order to continue our current and future operations and continue our clinical product development programs through 2017, we will depend on our ability to obtain additional funding in a timely manner or if at all. We are uncertain about our ability to raise sufficient funds to continue our existing operations after April 2017. We continue to explore alternatives that could include partnerships involving one or more of our product candidates, licensing arrangements with one or more of our product development candidates, merger with or acquisition by another company, or some other arrangement through which the value of our assets to stockholders could be enhanced. We may raise funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently. Our failure to raise capital when needed could materially harm our business, financial condition and results of operations. See Risk Factors.

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

Future Contractual Obligations

On September 2, 2015, the Company entered into a lease (the “Lease”) with AGP Sorrento Business Complex, L.P., for certain premises consisting of a total of approximately 14,971 square feet of office and laboratory space in buildings located at 11535-11585 Sorrento Valley Rd., San Diego, California, to serve as the Company’s corporate offices and laboratories (the “New Premises”). Due to the fact that certain tenant improvements needed to be made to the New Premises before the Company could occupy the New Premises, the term of the Lease commenced on February 5, 2015. The Lease terminates six years after such term commencement date, unless earlier terminated in accordance with the Lease. Pursuant to the terms of the Lease, the current monthly base rent paid by the Company is $35,631, subject to annual increases as set forth in the Lease.

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

Our master lease and sublease of our facility located at 3165 Porter Drive in Palo Alto, California (the “Porter Drive Facility”) were terminated on February 28, 2013 and we entered into a termination agreement with ARE-San Francisco No. 24 (“ARE”) on February 19, 2013 to voluntarily surrender its premises. As a result of the termination agreement, we were relieved of further obligations under the master lease and further rights to rental income under the sublease and paid a termination fee of approximately $700,000. In addition to the termination fee, if we receive $15 million or more in additional financing in the aggregate, an additional termination fee of $590,504 will be due to ARE. The additional financing was achieved in 2015 and the termination fee is reflected on the balance sheet as an accrued lease contingency fee.

We anticipate that we will continue to incur substantial net losses into the foreseeable future as we: (i) continue our Phase I clinical trial for our stand-alone therapeutic HuMab 5b-1, or MVT-5873, which was initiated in the first quarter of 2016, (ii) initiate our Phase I clinical trial of our PET imaging agent 89Zr-HuMab-5B1, or MVT-2163, (iii) continue to conduct preclinical development activities related to other product development candidates in our library, and (iv) monitor patients in clinical trials that have already completed their treatment regimens. Based on management’s assumptions for continuing to develop its existing pipeline of products without additional funding, we expect we will have sufficient funds to meet our obligations through April 2017.
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

a) Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

We conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our principal executive officer and principal financial officer conclude that, at December 31, 2016, our internal controls over financial reporting were effective.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded that, there were no such changes during the year ended December 31, 2016.

Item 9B.	Other Information.

None.

Item 10.	Directors, Executive Officers and Corporate Governance.

Board of Directors

Name	Position

J. David Hansen	Chairman of the Board of Directors, President and Chief Executive Officer

Kenneth M. Cohen	Director (1)(2)(3)(4)

Jeffrey F. Eisenberg	Director (4)

Robert E. Hoffman	Director (1)(2)(3)(4)

Philip O. Livingston, M.D.	Director, Chief Science Officer

Paul V. Maier	Director (1)(3)(4)

Jeffrey V. Ravetch, M.D., Ph.D.	Director

Thomas C. Varvaro	Director (1)(2)(3)(4)

(1)	Member of our audit committee

(2)	Member of our compensation committee

(3) (4)	Member of our nominating and governance committee Independent member of the board

The following is a brief summary of the background of each of our directors.

J. David Hansen, 65, serves as our President, Chief Executive Officer (“CEO”), and as Chairman of our Board of Directors and, prior to the merger with Telik, Inc. on July 8, 2014 (the “Merger”), served as President, CEO, and Chairman of the Board of Directors of MabVax Therapeutics, Inc. after co-founding the Company in 2006. Mr. Hansen is an experienced biopharmaceutical executive with more than 30 years of industry experience. He has held senior management roles in both private start-up companies as well as small to mid-sized public companies. His senior level experience includes executive management, finance and accounting, corporate development, sales and marketing. During his career, Mr. Hansen has executed a wide variety of in and out licensing agreements, research and development collaborations, joint ventures, divestitures, and acquisitions. Mr. Hansen has developed expertise in the therapeutic areas of immunology, oncology, and infectious disease. Mr. Hansen gained executive management experience at several life sciences companies prior to co-founding the Company that make him particularly suited for his leadership role in the Company. For example, he was a corporate officer of Avanir Pharmaceuticals where he held the titles of Vice President of Commercial Development, Senior Vice President of Corporate Development, and President and Chief Operations Officer of the Avanir Subsidiary Xenerex Biosciences. Prior to Avanir, Mr. Hansen served in multiple roles at Dura Pharmaceuticals including National Sales Director, Director of Marketing, and Director of Business Development. He has additional management experience with Merck & Co. (Schering-Plough), Key Pharmaceuticals, and Bristol Myers Squibb. We believe that Mr. Hansen’s extensive experience with public and private pharmaceutical companies in a leadership role qualifies him to serve as the Chairman of our Board of Directors and as our President and Chief Executive Officer.

Kenneth M. Cohen, 61, serves as a member of our Board of Directors and, prior to the Merger, served as a member of the Board of Directors of MabVax Therapeutics, Inc. since July of 2014.  Since 2007, Mr. Cohen has served either as a board member, executive officer or advisor to various companies, entrepreneurs and investors in the life sciences area.  From January 2011 to August 2014 he served as a member of the Board of Directors of Adamis Pharmaceuticals Corporation (Nasdaq: ADMP).  He was a co-founder of publicly held Somaxon Pharmaceuticals, and served as its President and CEO from 2003 through 2007 and continued as a director until June 2008. Prior to Somaxon Pharmaceuticals, Mr. Cohen gained executive management and board experience through various executive positions that make him suitable for membership on the Board of Directors of the Company.  For example, he was President and CEO of Synbiotics Corporation; Executive Vice President and Chief Operating Officer for Canji Incorporated, a human gene-therapy company that was acquired by Schering-Plough Corporation; Vice President of Business Affairs at Argus Pharmaceuticals, Inc.; and Vice President of Marketing and Business Development for LifeCell Corporation.  Mr. Cohen began his career at Eli Lilly and Company where, among many different responsibilities over ten years, he directed business planning for the Medical Instrument Systems Division and managed the launch of Prozac. He received an A.B. in biology and chemistry from Dartmouth College and an M.B.A. from the Wharton School of the University of Pennsylvania.  We believe that Mr. Cohen’s 20 years of experience serving as an executive officer including chief executive officer of several life sciences companies, and serving as a member of the board of several life sciences companies qualifies him to serve as a member of the Board of Directors.

Jeffrey F. Eisenberg, 51, has served as a member of our Board of Directors since February 2016.  Mr. Eisenberg has served in a variety of senior management positions, and has developed significant experience in the areas of corporate transactions, strategic alliances, product development, commercialization, manufacturing and talent management.  From July 2016 to the present, Mr. Eisenberg has served as a director of Xenetic Biosciences, Inc., a biotech company based in Lexington, MA, and from December 2016 to the present, Mr. Eisenberg has served as Chief Operating Officer of Xenetic. From November 1998 to December 2015 Mr. Eisenberg held various executive management positions including President, CEO and a board member of Noven Pharmaceuticals, Inc., the U.S. prescription pharmaceutical division of Hisamitsu Pharmaceutical Inc., a Japanese pharmaceutical company and the world's largest manufacturer of transdermal drug patches. Mr. Eisenberg led the post-acquisition integration of JDS Pharmaceuticals, a private specialty pharmaceutical company purchased by Noven in 1997, as well as the integration of Noven and Hisamitsu following the 2009 acquisition.  From 2007 to August 2014 Mr. Eisenberg also served as President of Novogyne Pharmaceuticals, a Women's Health commercial joint venture between Noven and Novartis Pharmaceuticals Corporation.  Mr. Eisenberg was appointed President and Chief Executive Officer of Noven following Hisamitsu's acquisition of Noven.  Prior to Noven Pharmaceuticals, Inc., Mr. Eisenberg gained extensive legal experience serving as Associate General Counsel and then as Acting General Counsel of IVAX Corporation, at the time a publicly-traded pharmaceutical company with global operations. Prior to serving at IVAX, Mr. Eisenberg was a lawyer in the corporate securities department of the Florida law firm of Steel Hector & Davis, where he began his professional career in 1990.
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
Robert E. Hoffman, 51, has served as a member of our Board of Directors since September 2014.  Mr. Hoffman is the Executive Vice President and Chief Financial Officer (“CFO”) of Innovus Pharmaceuticals, Inc. a position he has held since September 2016. Mr. Hoffman was CFO of AnaptysBio from July 2015 to September 2016.  He was part of the founding management team of Arena Pharmaceuticals, Inc. (Nasdaq: ARNA), a biopharmaceutical company, in 1997, serving as Senior Vice President, Finance and CFO until July 2015, except for the period of March 2011 to August 2011, where he served as CFO for Polaris Group, a biopharmaceutical drug company. Mr. Hoffman is a member of the board of directors of CombiMatrix Corporation (Nasdaq: CBMX), a molecular diagnostics company, Kura Oncology, Inc. (Nasdaq: KURA), a biotechnology company, and MabVax Therapeutics Holdings, Inc. (Nasdaq: MBVX), a biopharmaceutical company. He also was a member of the Financial Accounting Standards Board’s Small Business Advisory Committee until 2015 and is a member of the steering committee of the Association of Bioscience Financial Officers. Mr. Hoffman received his B.B.A. from St. Bonaventure University, and is licensed as a C.P.A. (inactive) in the State of California. We believe that Mr. Hoffman’s extensive experience in financial matters as a chief financial officer in the biopharmaceutical industry qualifies him to serve as a member of our Board of Directors, and as an Audit Committee financial expert.

Philip O. Livingston, M.D., 74, serves as a member of our Board of Directors and our Chief Science Officer and, prior to the Merger, served as a member of the Board of Directors and Chief Science Officer of MabVax Therapeutics, Inc. since 2012. He received his MD degree from Harvard Medical School and was Professor of Medicine in the Joan and Sanford Weill Medical College at Cornell University and Attending Physician and Member in Memorial Sloan-Kettering Cancer Center where he treated melanoma patients and ran the Cancer Vaccinology Laboratory research lab for over 30 years until his retirement from MSK October 1, 2011. Dr. Livingston’s research focused on: identification of suitable targets for immunotherapy of a variety of cancers, construction of polyvalent conjugate vaccines specifically designed to augment antibody responses against these targets, and identification of optimal immunological adjuvants to further augment the potency of these vaccines. He has over 108 publications and 4 issued and 3 pending patents concerning cancer vaccines. Recently, Dr. Livingston helped establish MabVax Therapeutics, Inc., and another biotech company, Adjuvance Technologies, Inc. MabVax supports two randomized Phase II trials with these MSK polyvalent vaccines and establishment of human monoclonal antibodies from the blood of immunized patients. We believe that Dr. Livingston’s extensive expertise in immunotherapy qualifies him to serve as a member of our Board of Directors and our Chief Science Officer.

Paul V. Maier, 69, joined our Board of Directors in July 2014.  Since 2007, Mr. Maier has served as a member of the Board of Directors of International Stem Cell Corporation (OTCQB: ISCO) and currently serves as the Chairperson of its Audit Committee and as a member of its Compensation and Governance Committees. Since 2012 Mr. Maier has served as Chairman of the Audit Committee and a member of the Governance Committee of the Board of Directors of Apricus Biosciences, Inc. (Nasdaq: APRI). Since 2015, Mr. Maier has served as Chairman of the Audit Committee and member of the Compensation Committee of the Board of Directors of Ritter Pharmaceuticals (Nasdaq: RTTR). Mr. Maier also serves as a Director of Biological Dynamics, a private life science company.  From 2009 to June 2014, Mr. Maier served as the CFO of Sequenom, Inc., (acquired by Laboratory Corporation of America Holdings). Prior to Sequenom, Inc., Mr. Maier gained executive management experience through various management positions that make him suitable for membership on the Board of Directors of the Company.  For example, Mr. Maier served as Senior Vice President and CFO of Ligand Pharmaceuticals, Inc., where he helped build Ligand from a venture stage company to a commercial, integrated biopharmaceutical organization.  Prior to Ligand Pharmaceuticals, Inc., he held various management and finance positions at ICN Pharmaceuticals. Mr. Maier received his M.B.A. from Harvard Business School and a B.S. from Pennsylvania State University. We believe that Mr. Maier’s over 25 years of experience in life sciences as a chief financial officer and serving on the board of several life sciences public companies qualifies him to serve as a member of the Board of Directors and as chair of the Audit Committee.
Jeffrey V. Ravetch, M.D., Ph.D., 65, serves as a member of our Board of Directors and, prior to the Merger, served as a member of the Board of Directors of MabVax Therapeutics, Inc. since March 2014.  Dr. Ravetch has served as the Theresa and Eugene Lang Professor at the Rockefeller University and Head of the Leonard Wagner Laboratory of Molecular Genetics and Immunology since 1997. Dr. Ravetch, a native of New York City, received his undergraduate training in molecular biophysics and biochemistry at Yale University, earning his B.S. degree in 1973, working with Donald M. Crothers on the thermodynamic and kinetic properties of synthetic oligoribonucleotides. Dr. Ravetch continued his training at the Rockefeller University—Cornell Medical School MD/Ph.D. program, earning his doctorate in 1978 in genetics with Norton Zinder and Peter Model, investigating the genetics of viral replication and gene expression for the single stranded DNA bacteriophage f1 and in 1979 he earned his M.D. from Cornell University Medical School. Dr. Ravetch pursued postdoctoral studies at the NIH with Phil Leder where he identified and characterized the genes for human antibodies and the DNA elements involved in switch recombination. From 1982 to 1996 Dr. Ravetch was a member of the faculty of Memorial Sloan-Kettering Cancer Center and Cornell Medical College. His laboratory has focused on the mechanisms by which antibodies mediate their diverse biological activities in vivo, establishing the pre-eminence of FcR pathways in host defense, inflammation and tolerance and describing novel inhibitory signaling pathways to account for the paradoxical roles of antibodies as promoting and suppressing inflammation. His work extended into clinical applications for the treatment of neoplastic, inflammatory and infectious diseases.
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

Thomas C. Varvaro, 47, has served as a member of our Board of Directors since April 2015.  Mr. Varvaro has served as the CFO of ChromaDex Corp. (Nasdaq: CDXC) since January 2004 and as its Secretary since March 2006. He also has served as a director of ChromaDex Corporation from March 2006 until May 2010. Mr. Varvaro is responsible for overseeing all aspects of ChromaDex’s accounting, information technology, intellectual property management and human resources management. Mr. Varvaro has extensive process-mapping and business process improvement skills, along with a solid information technology background that includes management and implementation experiences ranging from custom application design to enterprise wide system deployment. Mr. Varvaro also has hands-on experience in integrating acquisitions and in new facility startups. In working with manufacturing organizations, Mr. Varvaro has overseen plant automation, reporting and bar code tracking implementations. Mr. Varvaro also has broad legal experience in intellectual property, contract and employment law. Prior to ChromaDex, Mr. Varvaro gained substantial management experience in a number of positions that make him suitable for membership on the Board of Directors of the Company.  For example, he was employed by Fast Heat Inc., a Chicago, Illinois based Global supplier to the plastics, HVAC, packaging, and food processing industries, where he began as controller and was promoted to chief information officer and then chief financial officer during his tenure. During his time there Mr. Varvaro was responsible for all financial matters including accounting, risk management and human resources. Earlier in his career Mr. Varvaro gained additional experience in other areas of information technology and accounting roles.  For example, Mr. Varvaro was employed by Maple Leaf Bakery, Inc., Chicago, Illinois, during its rise to becoming a national leader in specialty bakery products. During his tenure, Mr. Varvaro served in information technology and accounting roles, helping to shepherd the company from a single facility to national leader in specialty food products. Mr. Varvaro has a B.S. in Accounting from University of Illinois, Urbana-Champaign and is a Certified Public Accountant.  We believe Mr. Varvaro’s extensive industry experience as an officer and director, as well as his extensive financial and accounting training and management experience qualify him to serve as a member of our Board of Directors, and as an Audit Committee financial expert.

Family Relationships
None of our Directors are related by blood, marriage, or adoption to any other Director, executive officer, or other key employees.
Other Directorships
Other than as disclosed above, none of the Directors of the Company are also directors of issuers with a class of securities registered under Section 12 of the Exchange Act (or which otherwise are required to file periodic reports under the Exchange Act).
Legal Proceedings
We are not aware of any of our directors or officers being involved in any legal proceedings in the past ten years relating to any matters in bankruptcy, insolvency, criminal proceedings (other than traffic and other minor offenses) or being subject to any of the items set forth under Item 401(f) of Regulation S-K.
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

INDEPENDENCE OF THE BOARD OF DIRECTORS AND ITS COMMITTEES
After review of all relevant transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and its Independent Registered Public Accounting Firm, the Board of Directors has determined that all of the Company’s directors are independent within the meaning of the applicable NASDAQ listing standards, except Mr. Hansen, the Chairman of the Board of Directors, Chief Executive Officer and President, of the Company, Dr. Livingston, Chief Science Officer; and Dr. Ravetch. As required under the NASDAQ listing standards, the Company’s independent directors meet in regularly scheduled executive sessions at which only independent directors are present. The Board of Directors met 6 times and acted by unanimous written consent 11 times during the fiscal year ended December 31, 2016.  Each member of the Board of Directors attended 75% or more of the aggregate of the meetings of the Board of Directors held in the last fiscal year during the period for which he was a director and of the meetings of the committees on which he served held in the last fiscal year during the period for which he was a committee member, except Philip Livingston who was unable to attend certain meetings due to travel and other commitments.
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
The Audit Committee is currently composed of four outside directors: Mr. Maier, Mr. Cohen, Mr. Hoffman and Mr. Varvaro, as of December 31, 2016. The Audit Committee met 5 times during the fiscal year ended December 31, 2016. The Audit Committee Charter was last amended in March 2015 and is available on the Company’s website, www.mabvax.com.
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

As of December 31, 2016, the Compensation Committee was composed of four outside directors: Mr. Cohen, Mr. Eisenberg, Mr. Hoffman, and Mr. Varvaro.  On May 6, 2016, Mr. Eisenberg was appointed to the Compensation Committee.  All members of the Compensation Committee are independent (as independence is currently defined in Rule 5605(a)(2) of the NASDAQ listing standards). The Compensation Committee met 4 times and acted 3 times by written consent during the fiscal year ended December 31, 2016. The Compensation Committee Charter was last amended in March 2015 and is available on the Company’s website, www.mabvax.com.

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
The Nominating & Governance Committee is currently composed of five outside directors: Messrs. Cohen, Eisenberg, Hoffman, Maier and Varvaro, as of December 31, 2016.  On May 6, 2016, Mr. Eisenberg was appointed to the Nominating & Governance Committee.   All members of the Nominating & Governance Committee are independent (as independence is currently defined in Rule 5605(a)(2) of the NASDAQ listing standards). The Nominating & Governance Committee met 3 times during the fiscal year ended December 31, 2016. The Nominating & Governance Committee Charter was last amended in March 2015 and is available on the Company’s website, www.mabvax.com.
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

J. David Hansen.  Biographical information regarding Mr. Hansen is provided above under Board of Directors.

Gregory P. Hanson, CMA, MBA, 70, serves as our CFO, and prior to the Merger served as CFO of MabVax Therapeutics, Inc. since February of 2014. Mr. Hanson has over 30 years serving as CFO/financial executive/board member of public and private life sciences and hi tech companies.  From January 2008 to February 2014 Mr. Hanson was Managing Director of First Cornerstone, a board and management advisory service to companies and executives.  From November 2009 to November 2016, Mr. Hanson served as Advisory Board Member of Menon International, Inc., and from October 2011 to September 2016, served on the Life Sciences Advisory Board of Brinson Patrick Securities, a boutique investment bank.  He also serves either as a board member, mentor or confidential advisor to several other tech and life sciences companies. Mr. Hanson is Past-President and 10-year Member of the Board of Directors of San Diego Financial Executives International (FEI), and a member of the Capital Formation Committee at BIOCOM since 2011. Earlier in his career Mr. Hanson was able to gain substantial executive management experience that help qualify him in his role as CFO.  For example, he served as Senior Vice President of Brinson Patrick Securities, where he opened up the San Diego branch and introduced at-the-market financing strategies to public life sciences companies. Prior to Brinson Patrick Securities, Mr. Hanson served as Senior Vice President and CFO of Mast Therapeutics (MSTX—NYSE MKT), and prior to Mast Therapeutics was Vice President and CFO, Chief Accounting Officer, Compliance Officer and Corporate Secretary of Avanir Pharmaceuticals, Inc. (acquired by Otsuka Holdings Co., Ltd.), the developer of the cold sore product Abreva™, and Neudexta™, for the treatment of Pseudobulbar Affect, a central nervous system disorder. During the course of his career, Mr. Hanson has completed approximately $1 billion in financing, licensing and partnering arrangements. Mr. Hanson was a founding and 6-year member of the Small Business Advisory Committee to the Financial Accounting Standards Board, and has spoken at various national conferences, industry organizations and panels on financing strategy and mergers and acquisitions, and twice spoken to the SEC’s Committee on Improvements to Financial Reporting.

Mr. Hanson has passed the examination for Certified Public Accountants and is a Certified Management Accountant.  He has an MBA with distinction from the University of Michigan, and a BS in Mechanical Engineering from Kansas State University.  From 2008 to September 2016 Mr. Hanson maintained Series 7 & Series 63 securities licenses.

Paul W. Maffuid, Ph.D., 61, serves as Executive Vice President of Research and Development. Dr. Maffuid joined the Company in July 2014.  From 2011 to June 2014, he worked for AAIPHARMA Services Corporation where he held various management positions including Executive Vice President, Pharma Operations. His responsibilities included formulation, process development, technology transfer, stability and analytical services for clients developing biologic and small molecule therapeutics. He was a member of the Executive Team that transformed a declining business into one of the world’s leading providers of integrated development services for the biopharmaceutical sector.  Dr. Maffuid has been able to gain extensive experience to qualify him in his executive leadership role over research and development at the Company.  For example, prior to joining AAIPHARMA he was the founder of Biopharmalogics, Inc. a consulting service providing Chemistry Manufacturing and Controls (CMC) as well as Drug Metabolism-Pharmacokinetics (DMPK) services for the development of pharmaceutical products which he operated from 2008 to 2011. Earlier in his career Dr. Maffuid was Senior Vice President of Irvine Pharmaceutical Services, Inc., and Vice President of Pharmaceutical Development for Arena Pharmaceuticals. While at Arena Pharmaceuticals Dr. Maffuid was a member of the Executive Management team responsible for all CMC and DMPK in support of discovery, development, and commercial operations. He led the design and construction of a 40,000 sq. ft. cGMP compliant pilot manufacturing facility. Dr. Maffuid had management roles at Magellan Laboratories, Cabrillo Laboratories, and Amylin Pharmaceuticals.

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

Code of Conduct

We have adopted the MabVax Therapeutic Holdings, Inc. Code of Conduct, a code of ethics with which every person who works for us is expected to comply, including without limitation our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

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

Based solely on a review of the copies of such forms furnished to us during 2016, SEC filings and certain written representations that no other reports were required during the fiscal year ended December 31, 2016, our officers, directors and greater than ten percent stockholders complied with all applicable Section 16(a) filing requirement, except for Kenneth M. Cohen, Jeffrey F. Eisenberg, Robert E. Hoffman, Paul V. Maier, Jeffrey V. Ravetch, and Thomas C. Varvaro who were late on a Section 16(a) filing that took place on July 28, 2016.

Item 11.	Executive Compensation.

2016 Summary Compensation Table

The following table sets forth, for the fiscal years 2016 and 2015, compensation awarded or paid to, or earned by, our Chief Executive Officers, our Chief Financial Officer and our other two executive officers at December 31, 2016 (the “Named Executive Officers” or “NEOs”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Restricted Stock Unit Awards ($)(3)	Option Awards ($)(4)	All Other Compensation ($)	Total ($)
J. David Hansen	2016	418,438	141,400	—	393,702	35,717	989,257
President, Chief Executive Officer and Chairman	2015	375,601	149,625	2,077,475	1,493,194	87,770	4,183,665
Gregory P. Hanson	2016	276,014	62,790	—	99,743	15,055	453,602
Chief Financial Officer	2015	271,819	77,175	1,075,480	773,006	19,742	2,217,222
Wolfgang W. Scholz, Ph.D.
Vice President, Antibody Discovery (1)	2015	225,443	43,125	700,925	503,793	13,950	1,487,236
Paul W. Maffuid	2016	278,737	61,950	—	91,213	34,121	466,021
Vice President, Pharmaceutical Development and Operations	2015	268,154	53,438	768,200	552,147	33,476	1,675,415
Paul F. Resnick	2016	210,781	44,094	—	323,532	20,680	599,087
Vice President, Chief Business Officer (2)	2015	—	—	—	—	—	—

(1)	Effective as of March 8, 2016, Dr. Scholz is no longer considered a NEO.

(2)	Mr. Resnick was appointed as Vice President and Chief Business Officer of the Company in March 2016.

(3)	The amounts in this column represent the aggregate full grant date fair value of restricted stock units (RSUs) granted. Such RSU awards were granted during 2015 with vesting dates after 2015.

(4)
The amounts in this column represent the aggregate full grant date fair values of stock options granted, computed in accordance with Accounting Standards Codification 718, or ASC 718, “Compensation—Stock Compensation” using the Black-Scholes option valuation model.

Outstanding Equity Awards at 2016 Fiscal Year-End

The following table summarizes the number of outstanding equity awards held by each of our Named Executive Officers at December 31, 2016 and after giving effect to the Listing Reverse Split. Each option grant is shown separately for each Named Executive Officer. The vesting schedule for each option grant is shown following this table.

Name and Principal Position	Option Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Un-exercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price per Share ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
J. David Hansen	2/1/2010	1,690	-0-	-0-	5.33	2/1/2020	-0-	-0-
President, Chief Executive	2/28/2013	3,239	141	-0-	10.66	2/28/2023	-0-	-0-
Officer and Chairman	4/2/2015	40,687	81,374	-0-	17.02	4/2/2025	81,374	275,044
	2/16/2016	-0-	67,569	-0-	3.63	2/16/2026	-0-	-0-
	8/29/2016	-0-	63,400	-0-	5.00	8/29/2026	-0-	-0-
Gregory P. Hanson	3/13/2014	1,807	822	-0-	59.91	3/13/2024	-0-	-0-
Chief Financial Officer	4/2/2015	21,063	42,127	-0-	17.02	4/2/2025	42,127	142,389
	2/16/2016	-0-	2,703	-0-	3.63	2/16/2026	-0-	-0-
	8/29/2016	-0-	26,400	-0-	5.00	8/29/2026	-0-	-0-
Wolfgang W. Scholz, Ph.D. (1)	2/1/2010	939	-0-	-0-	5.33	2/1/2020	-0-	-0-
Vice President, Antibody	2/28/2013	2,160	94	-0-	10.66	2/28/2023	-0-	-0-
Discovery	4/2/2015	13,728	27,455	-0-	17.02	4/2/2025	27,455	92,798
	2/16/2016	-0-	8,109	-0-	3.63	2/16/2026	-0-	-0-
	8/29/2016	-0-	18,800	-0-	5.00	8/29/2026	-0-	-0-
Paul W. Maffuid	9/8/2014	1,056	822	-0-	62.75	9/8/2024	-0-	-0-
Executive Vice President,	4/2/2015	15,045	30,091	-0-	17.02	4/2/2025	30,091	101,708
Research and Developement	2/16/2016	-0-	8,109	-0-	3.63	2/16/2026	-0-	-0-
	8/29/2016	-0-	20,100	-0-	5.00	8/29/2026	-0-	-0-
Paul F. Resnick (2)	3/16/2016	-0-	45,406	-0-	5.48	3/16/2026	-0-	-0-
Vice President,	3/16/2016	-0-	30,271	-0-	12.95	3/16/2026	-0-	-0-
Chief Business Officer	8/29/2016	-0-	15,200	-0-	5.00	8/29/2026	-0-	-0-

(1)	Effective as of March 8, 2016, Mr. Scholz is no longer considered a NEO.
(2)	Mr. Resnick was appointed as Vice President and Chief Business Officer of the Company in March 2016.

Retirement Plans

The Company does not maintain any defined benefit or defined contribution pension or retirement plans, other than a 401(k) Plan that is offered through our payroll provider. The Company made no matching contributions to the 401(k) Plan in 2016.

Hansen Employment Agreement

The employment agreement with Mr. Hansen (the “Hansen Employment Agreement”), which became effective July 1, 2014, has an initial term of 3 years, with an option to renew or extend the terms if notice is provided by either Mr. Hansen or the Company at least 60 days prior to the end of the term. Under the terms of his agreement, Mr. Hansen received an initial base salary of $315,660.  Mr. Hansen’s base salary may be increased at the discretion of the Board of Directors or the Compensation Committee. Mr. Hansen is also entitled to an annual cash bonus, based on certain performance-based objectives established by the Compensation Committee of the Board.

The Hansen Employment Agreement may be terminated upon death, disability, with or without Cause (as defined by the Hansen Employment Agreement) by the Company, with Good Reason (as defined in the Hansen Employment Agreement), and upon a Change in Control (as defined in the Employment Agreement), by Mr. Hansen or at either party’s election not to renew the employment agreement. In the event the Hansen Employment Agreement is terminated as a result of Mr. Hansen’s death, Mr. Hansen’s authorized representative shall be entitled to receive all Accrued Obligations (as defined in the employment agreement), full acceleration of vesting of all issued and outstanding stock options, benefits for up to one year, any unpaid annual bonus amounts and a pro rata bonus payment. In the event the Hansen Employment Agreement is terminated by the Company for Disability or without Cause, by Mr. Hansen for Good Reason, non-renewal by the Company or in connection with a Change in Control, Mr. Hansen would be entitled to receive all Accrued Obligations, full acceleration of vesting of all issued and outstanding stock options, unpaid bonus amounts and a pro rata bonus payment, benefits for up to one year or until Mr. Hansen obtains coverage through subsequent employment (whichever is earlier) and severance payments equal to Mr. Hansen’s annual base salary payable in 12 equal monthly installments. In the event the employment agreement is terminated by the Company for Cause, without Good Reason by Mr. Hansen, or the parties elect not to renew the agreement, Mr. Hansen will be entitled to payment of any base salary earned but unpaid through the date of termination and any other payment or benefit to which he is entitled under the applicable terms of any applicable company arrangement during the 30-day period following the termination of the Hansen Employment Agreement.

Hanson Employment Agreement

The employment agreement with Mr. Hanson (the “Hanson Employment Agreement”), which became effective July 1, 2014, has an initial term of 3 years, with an option to renew or extend the terms if notice is provided by either Mr. Hanson or us at least 60 days prior to the end of the term. Under the terms of his agreement, Mr. Hanson was entitled to receive an initial annual base salary of $215,000, which may be increased at the discretion of the Board of Directors or the Compensation Committee. Mr. Hanson is also entitled to an annual cash bonus, based on certain performance-based objectives established by the Company. In addition, prior to the merger MabVax Therapeutics had granted Mr. Hanson options which are currently exercisable to purchase up to 2,629 shares of the Company common stock at an exercise price of $59.91 under the terms of the Company 2014 Employee, Director and Consultant Equity Incentive Plan as assumed by the Company pursuant to the Merger Agreement.

The Hanson Employment Agreement may be terminated upon death, disability, with or without Cause (as defined by the Hanson Employment Agreement) by the Company, with Good Reason (as defined in the Hanson Employment Agreement), and upon a Change in Control (as defined in the Employment Agreement), by Mr. Hanson or at either party’s election not to renew the employment agreement. In the event the Hanson Employment Agreement is terminated as a result of Mr. Hanson’s death, Mr. Hanson’s authorized representative shall be entitled to receive all Accrued Obligations (as defined in the employment agreement), full acceleration of vesting of all issued and outstanding stock options, benefits for up to 1 year, any unpaid annual bonus amounts and a pro rata bonus payment. In the event the Hanson Employment Agreement is terminated by the Company for Disability or without Cause, by Mr. Hanson for Good Reason, non-renewal by the Company or in connection with a Change in Control, Mr. Hanson would be entitled to receive all Accrued Obligations, full acceleration of vesting of all issued and outstanding stock options, unpaid bonus amounts and a pro rata bonus payment, benefits for up to one year or until Mr. Hanson obtains coverage through subsequent employment (whichever is earlier) and severance payments equal to Mr. Hanson’s annual base salary payable in 12 equal monthly installments. In the event the employment agreement is terminated by the Company for Cause, without Good Reason by Mr. Hanson, or the parties elect not to renew the agreement, Mr. Hanson will be entitled to payment of any base salary earned but unpaid through the date of termination and any other payment or benefit to which he is entitled under the applicable terms of any applicable company arrangement during the 30-day period following the termination of the Hanson Employment Agreement.

Maffuid Employment Agreement

On July 21, 2014, we entered into an Employment Agreement with Paul Maffuid, Ph.D., or the Maffuid Employment Agreement. The Maffuid Employment Agreement has an initial term of 3 years, with an option to renew or extend the terms if notice is provided by either Dr. Maffuid or the Company at least 60 days prior to the end of the term. Under the terms of his agreement, Dr. Maffuid was entitled to receive an initial base salary of $225,000 which may be increased at the discretion of the Board of Directors or the Compensation Committee. Dr. Maffuid is also entitled to an annual bonus, based on certain performance-based objectives established by the Company’s Chief Executive Officer. In addition, the Company previously granted Dr. Maffuid options to purchase up to 1,878 shares of the Company’s common stock at an exercise price of $62.75 per share under the terms of the Amended and Restated 2014 Employee, Director and Consultant Equity Incentive Plan which was assumed by the Company pursuant to the Merger Agreement.

The Maffuid Employment Agreement may be terminated upon death, disability, with or without Cause (as defined by the Maffuid Employment Agreement) by the Company, with Good Reason (as defined in the Maffuid Employment Agreement and upon a Change in Control (as defined in the Employment Agreement), by Dr. Maffuid or at either party’s election not to renew the employment agreement. In the event the Maffuid Employment Agreement is terminated as a result of Dr. Maffuid’s death, Dr. Maffuid’s authorized representative shall be entitled to receive all Accrued Obligations (as defined in the employment agreement), full acceleration of vesting of all issued and outstanding stock options, benefits for up to 1 year, any unpaid annual bonus amounts and a pro rata bonus payment. In the event the Maffuid Employment Agreement is terminated by the Company for Disability or without Cause, by Dr. Maffuid for Good Reason, non-renewal by the Company or in connection with a Change in Control, Dr. Maffuid would be entitled to receive all Accrued Obligations, full acceleration of vesting of all issued and outstanding stock options, unpaid bonus amounts and a pro rata bonus payment, benefits for up to one year or until Dr. Maffuid obtains coverage through subsequent employment (whichever is earlier) and severance payments equal to Dr. Maffuid’s annual base salary payable in 12 equal monthly installments. In the event the employment agreement is terminated by the Company for Cause, without Good Reason by Dr. Maffuid, or the parties elect not to renew the agreement, Dr. Maffuid will be entitled to payment of any base salary earned but unpaid through the date of termination and any other payment or benefit to which he is entitled under the applicable terms of any applicable company arrangement during the 30-day period following the termination of the Maffuid Employment Agreement.

Resnick Employment Agreement

On March 16, 2016, we entered into an Employment Agreement with Paul F. Resnick, M.D., or the Resnick Employment Agreement.  The Resnick Employment Agreement provides that Dr. Resnick’s employment is “at-will” and is not for any specified term or length of time. Under the terms of his agreement, Dr. Resnick was entitled to receive an initial base salary of $265,000 which may be increased at the discretion of the Company. Dr. Resnick is also entitled to an annual bonus of up to 30% of his base salary. In connection with hiring Dr. Resnick, the Company granted Dr. Resnick options to purchase up to 30,271 shares of the Company’s common stock at an exercise price of $12.95 per share and 45,406 shares of the Company’s common stock at an exercise price of $5.48 per share under the terms of the Amended and Restated 2014 Employee, Director and Consultant Equity Incentive Plan.

The Resnick Employment Agreement may be terminated upon death, disability, with or without Cause (as defined by the Resnick Employment Agreement) by the Company, with Good Reason (as defined in the Resnick Employment Agreement), and upon a Change in Control (as defined in the Employment Agreement) or at either party’s election to terminate upon 30 days’ prior written notice. In the event the Resnick Employment Agreement is terminated as a result of Dr. Resnick’s death, Dr. Resnick’s authorized representative shall be entitled to receive all Accrued Obligations (as defined in the employment agreement), full acceleration of vesting of all issued and outstanding stock options, benefits for up to 1 year, any unpaid annual bonus amounts and a pro rata bonus payment. In the event the Resnick Employment Agreement is terminated by the Company for Disability or without Cause, by Dr. Resnick for Good Reason, or in connection with a Change in Control, Dr. Resnick would be entitled to receive all Accrued Obligations, full acceleration of vesting of all issued and outstanding stock options, unpaid bonus amounts and a pro rata bonus payment, benefits for up to one year or until Dr. Resnick obtains coverage through subsequent employment (whichever is earlier) and severance payments equal to Dr. Resnick’s annual base salary payable in 12 equal monthly installments.

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

 DIRECTOR COMPENSATION

Non-employee directors do not receive any separate compensation for their board of director activities, other than Dr. Ravetch.  In April 2015, Dr. Ravetch received 17,770 shares of fully vested restricted common stock valued at $302,450 in exchange for future services of at least one year.  On April 1, 2016, we entered into a two-year consulting agreement with Dr. Ravetch, whereby Dr. Ravetch will provide key technology, predevelopment, corporate development, and other consulting services in exchange for $100,000 in cash compensation each year of the agreement.  During the year ended December 31, 2016, non-named-executive-officer directors received the compensation described below for their services as director.

2016 Director Compensation Table
Name of Director	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Stock Awards ($) (3)	Total ($)
Philip O. Livingston, M.D. (2)	—	—	$—	$—
Robert E. Hoffman (4)(7)	$31,500	$27,778	$—	$59,278
Jeffrey Ravetch, M.D. (4)(5)(7)	$26,000	$74,412	$—	$100,412
Paul V. Maier (4)(7)	$38,500	$27,778	$—	$66,278
Kenneth M. Cohen (4)(7)	$34,500	$27,778	$—	$62,278
Tom Varvaro (4)(8)	$26,000	$26,812	$—	$52,812
Jeffrey F. Eisenberg (6)	$16,703	$38,939	$—	$55,642

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

(2)
Dr. Livingston does not receive any cash compensation as a director.  Dr. Livingston’s employee compensation in 2016 consisted of $60,000 in cash compensation.  In addition, Dr. Livingston received 700 options on August 29, 2016. Dr. Livingston had 3,705 options outstanding at December 31, 2016.

(3)
Represents the aggregate grant date fair value of restricted stock and restricted stock units granted in accordance with Accounting Standards Codification 718, or ASC 718, “Compensation—Stock Compensation.”

(4)
Non-employee directors serving on the board during 2016 were each granted 4,730 options on June 29, 2016 at an exercise price of $4.07 per share with a grant date fair value of $13,437 vesting over one year. In addition, Mr. Cohen, Mr. Hoffman, Mr. Maier and Dr. Ravetch each were granted 4,100 options. Mr. Varvaro was granted 3,800 options on August 29, 2016 at an exercise price of $5.00 with grant date fair values of $14,431, and $13,375, respectively, vesting over three years.

(5)
In addition to the options granted to all non-employee directors, on November 3, 2016, Dr. Ravetch was granted 17,500 options with an exercise price of $3.75 per share with a grant date fair value of $46,544 vesting over three years. Dr. Ravetch has 37,192 options and 3,086 restricted stock units outstanding at December 31, 2016.

(6)
Mr. Eisenberg was appointed to the board of directors in February of 2016. In addition to the options granted to all non-employee directors, he was granted 6,757 options on February 19, 2016 at an exercise price of $3.70 per share with a grant date fair value of $17,407 vesting over three years, 4,730 options on June 29, 2016 at an exercise price of $4.07 per share with a grant date fair value of $13,347 vesting over one year, and 2,300 options on August 29, 2016 at an exercise price of $5.00 with a grant date fair value of $8,095 vesting over three years. Mr. Eisenberg had 13,787 awards outstanding at December 31, 2016.

(7)	Mr. Hoffman, Mr. Maier and Mr. Cohen each had a total of 19,692 options and 3,086 restricted stock units outstanding at December 31, 2016.
(8)	Mr. Varvaro had a total of 17,889 options and 3,086 restricted stock units outstanding at December 31, 2016.

 Amended and Restated Director Compensation Policy

In 2015, under our Non-Employee Director Compensation Policy, or the Policy, members of the Board of Directors who are not employees of, or compensated consultants to the Company or any of its affiliates (an “Outside Director”), were entitled to receive certain stock option grants.

Under the Policy, each newly appointed or elected Outside Director was granted a non-qualified stock option to purchase up to 1,502 shares of our common stock on the date of his or her initial appointment or election to our Board of Directors. These initial option grants were fully vested on the date of the grant, and had an exercise price equal to the fair market value of shares of our common stock as determined in the Stock Plan on the date of grant.

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

●
Each Non-employee Board member shall receive a cash retainer of $24,000 per year. Chairmen of each committee shall receive an additional cash retainer as follows: (i) $12,000 for the Chairman of the Audit Committee; (ii) $8,000 for the Chairman of the Compensation Committee; and (iii) $5,000 for the Chairman of the Nominating Committee. All such retainers will be paid on a quarterly basis;

●
Each current Board member received a one-time grant, and each new member going forward shall receive an initial one time grant of: 9,257 shares of common stock, half of which shall be comprised of restricted stock units and half of which shall be comprised of stock option with three-year annual vesting; and

●
Each Non-employee Board member will also receive an automatic annual grant of 4,780 stock options, with one year vesting.

●
A one-time issuance of 2,703 restricted shares of common stock;

●
The issuance of all vested options and restricted stock grants held on such date; and

●
The payment of all earned but unpaid cash compensation for their services on the Board and its committees, as of such date.

On February 16, 2016, the Compensation Committee of the Board of Directors of the Company approved the following amendments to Company's policy for compensating non-employee members of the Board:

●
The initial equity grant upon first appointment (or election) of future non-employee directors to the Board shall be a 10-year option to purchase 6,757 shares of the Company's common stock, under the Company's Second Amended and Restated 2014 Equity Incentive Plan with 3-year annual vesting and a strike price equal the closing price of the Company's common stock on the effective date of the appointment (or election);

●
The annual cash retainer for each non-employee director, paid quarterly, is increased by $1,000 per calendar quarter to a total of $7,000 per quarter, effective April 1, 2016; and

●
The additional annual cash retainer for the chairperson of each of the Audit, Compensation, and Nominating and Governance Committees, paid quarterly, is increased by $1,000 per calendar year, such that each chairperson retainer shall be as follows, effective April 1, 2016: Audit Committee: $13,000; Compensation Committee: $9,000; Nominating and Governance Committee: $6,000.

On August 25, 2016, the Compensation Committee of the Board of Directors of the Company approved the following amendments to Company's policy for compensating non-employee members of the Board:

●
The initial equity grant upon first appointment (or election) of future non-employee directors to the Board shall be a 10-year option to purchase 25,000 shares of the Company's common stock, under the Company's Second Amended and Restated 2014 Equity Incentive Plan with 3-year annual vesting and a strike price equal the closing price of the Company's common stock on the effective date of the appointment (or election).

●
The additional automatic annual option grant to each non-employee director on the date of the Company's annual meeting shall be a 10-year option to purchase 17,500 shares of the Company's common stock, under the Company's Second Amended and Restated 2014 Equity Incentive Plan with 1-year vesting and a strike price equal the closing price of the Company's common stock on the date of the annual meeting.

On February 6, 2017, the Compensation Committee of the Board of Directors of the Company approved the following amendments to Company's policy for compensating non-employee members of the Board:

●
The initial equity grant upon first appointment (or election) of future non-employee directors to the Board shall be a 10-year option to purchase 30,000 shares of the Company's common stock, under the Company's Second Amended and Restated 2014 Equity Incentive Plan with 3-year annual vesting and a strike price equal the closing price of the Company's common stock on the effective date of the appointment (or election); and

●
The additional automatic annual option grant to each non-employee director on the date of the Company's annual meeting shall be a 10-year option to purchase 20,000 shares of the Company's common stock, under the Company's Second Amended and Restated 2014 Equity Incentive Plan with 1-year vesting and a strike price equal the closing price of the Company's common stock on the date of the annual meeting.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information known to us concerning the beneficial ownership of our common stock for:

●
each person known by us to beneficially own more than 5% of our common stock;

●
each of our directors;

●
each of our executive officers; and

●
all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC. In general, a person is deemed to be the beneficial owner of (i) any shares of the Company’s common stock over which such person has sole or shared voting power or investment power, plus (ii) any shares which such person has the right to acquire beneficial ownership of within 60 days of the above date, whether through the exercise of options, warrants or otherwise. Percentage ownership calculations for beneficial ownership are based on 6,296,110 shares outstanding as of February 28, 2017.  Applicable percentages are based on 6,296,110 shares of common stock outstanding as of February 28, 2017 adjusted as required by rules promulgated by the SEC.

Name and Address of Beneficial Owner	Number of Shares of Common Stock	Percentage of Common Stock
5% Stockholders
None	—	—%

Directors and Executive Officers
Philip O. Livingston, M.D. (1)	196,286	3.12%
Jeffrey Ravetch, M.D., Ph.D. (2)	12,404	*
J. David Hansen (3)	193,421	3.00%
Robert E. Hoffman (4)	13,756	*
Kenneth M. Cohen (5)	23,113	*
Paul V. Maier (6)	13,080	*
Gregory P. Hanson (7)	89,100	1.40%
Paul W. Maffuid, Ph.D. (8)	65,477	1.03%
Thomas C. Varvaro (9)	10,902	*
Jeffrey F. Eisenberg (10)	2,253	*
Paul Resnick (11)	25,226	*
All executive officers and directors as a group (10 persons)	645,018	9.67%

* Less than 1%.

(1)
Consists of (i) 176,675 shares held by RTP Venture Fund, (ii) 14,885 shares held by Philip O. Livingston, (iii) 1,721 shares held by the Joan L. Tweedy 2011 Revocable Trust, or the Tweedy Trust, and (iv) 3,005 shares subject to options exercisable within 60 days of February 28, 2017 held by Philip O. Livingston. Voting and dispositive decisions of RTP Venture Fund, LLC are made by Philip Livingston, and Philip O. Livingston is a trustee of the Tweedy Trust. The address for RTP Venture Fund, LLC is 156 E. 79th Street, Apt. 6C, New York, NY 10075.

(2)
Includes 9,318 shares subject to options exercisable within 60 days of February 28, 2017, and 1,543 shares of restricted stock units vesting within 60 days of February 28, 2017.

(3)
Includes 108,967 shares subject to options exercisable within 60 days of February 28, 2017, 6,238 common stock warrants purchased in the August 2016 financing transaction, and 40,687 shares of restricted stock units vesting within 60 days of February 28, 2017.

(4)
Includes 9,318 shares subject to options exercisable within 60 days of February 28, 2017, and 1,543 shares of restricted stock units vesting within 60 days of February 28, 2017.

(5)
Includes 9,318 shares subject to options exercisable within 60 days of February 28, 2017, 6,238 common stock warrants purchased in the August 2016 financing transaction, and 1,543 shares of restricted stock units vesting within 60 days of February 28, 2017.

(6)
Includes 9,318 shares subject to options exercisable within 60 days of February 28, 2017, and 1,543 shares of restricted stock units vesting within 60 days of February 28, 2017.

(7)
Includes 45,054 shares subject to options exercisable within 60 days of February 28, 2017, 6,238 common stock warrants purchased in the August 2016 financing transaction, and 21,064 shares of restricted stock units vesting within 60 days of February 28, 2017.

(8)
Includes 34,007 shares subject to options exercisable within 60 days of February 28, 2017, 4,158 common stock warrants purchased by the executive in the August 2016 financing transaction, and 15,045 shares of restricted stock units vesting within 60 days of February 28, 2017.

(9)
Includes 7,816 shares subject to options exercisable within 60 days of February 28, 2017 and 1,543 shares of restricted stock units vesting within 60 days of February 28, 2017.

(10)
Includes 2,253 shares subject to options exercisable within 60 days of February 28, 2017.

(11)
Includes 25,226 shares subject to options exercisable within 60 days of February 28, 2017

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

Ravetch Grant

On April 3, 2015, the Board approved the issuance of an additional restricted stock award of 17,770 shares to Jeffrey Ravetch. This award is for future services covering at least a one-year period. The award was granted in addition to the prior award to Dr. Ravetch on April 2, 2015 of: (i) 4,629 restricted shares and (ii) options to purchase 4,629 shares of common stock with an exercise price of $17.02 per share, for a total grant of 27,028 restricted shares and options.

Livingston Grant

On March 23, 2015, the Board of Directors approved a restricted stock award by the Company of 135,135 shares of common stock, to be negotiated with Phil Livingston, Ph.D. for his continuing service to the Company.  On April 4, 2015, the Company awarded and issued the shares to Dr. Livingston by virtue of a common stock purchase agreement, in exchange for Dr. Livingston’s ongoing services as a member of the Company’s Board of Directors.  On May 13, 2015, the Compensation Committee of the Board clarified that the award is being granted in consideration for at least one year of Dr. Livingston’s services.

Ravetch Agreement

On April 1, 2016 we entered into a consulting agreement with Dr. Ravetch to provide key technology and product development, as well as corporate development and consulting services, in addition to his services as a Board member.  The term of the agreement is 2 years beginning January 1, 2016, and Dr. Ravetch will receive $100,000 cash compensation per year.

Director Independence

After review of all relevant transactions or relationships between each director and nominee for director, or any of his or her family members, and the Company, its senior management and its Independent Registered Public Accounting Firm, the Board of Directors has determined that all of the Company’s directors are independent, as of December 31, 2016 within the meaning of the applicable SEC rules and the NASDAQ listing standards, except Mr. Hansen, the Chairman of the Board of Directors and Chief Executive Officer and President of the Company, Dr. Livingston, Chief Science Officer of the Company, and Dr. Ravetch.

Item 14.	Principal Accounting Fees and Services

The following summarizes the fees billed by our independent registered public accounting firm for audit, tax and other professional services for the years ended December 31, 2016 and 2015:

	2016	2015
	CohnReznick LLP	CohnReznick LLP
Audit and Registration Related Fees(1)	$251,213	$216,875
Audit-Related Fees	—	—
Tax Fees(2)	—	—
All Other Fees(3)	—	—
Total Fees	$251,213	$216,875

(1)
Audit fees represent professional services provided in connection with the audit of our financial statements, review of our quarterly financial statements, and audit service in connection with other regulatory filings.

(2)
Tax Fees consist of fees billed for professional services rendered in connection with tax compliance, tax advice, and tax planning. We incurred no such fees in the fiscal years ended December 31, 2016 and 2015.

(3)
Other fees consist of fees for products and services other than the services reported above. There were no other fees for services by our independent registered public accounting firms for the fiscal years ended December 31, 2016 and 2015.

Audit Committee Pre-approval Policies and Procedures

Our Audit Committee assists the Board in overseeing and monitoring the integrity of the Company’s financial reporting process, its compliance with legal and regulatory requirements and the quality of its internal and external audit processes. The role and responsibilities of the Audit Committee are set forth in a written charter adopted by the Board, which is available on our website at www.mabvax.com. The Audit Committee is responsible for selecting, retaining and determining the compensation of our independent public accountant, approving the services they will perform, and reviewing the performance of the independent public accountant. The Audit Committee reviews with management and our independent public accountant our annual financial statements on Form 10-K and our quarterly financial statements on Forms 10-Q. The Audit Committee reviews and reassesses the charter annually and recommends any changes to the Board for approval. The Audit Committee is responsible for overseeing our overall financial reporting process. In fulfilling its responsibilities for the financial statements for fiscal year 2016, the Audit Committee took the following actions:

●
reviewed and discussed the audited financial statements for the fiscal year ended December 31, 2016 with management and CohnReznick LLP (“CohnReznick”), our independent public accountant;

●
discussed with CohnReznick the matters required to be discussed in accordance with the rules set forth by the Public Company Accounting Oversight Board (“PCAOB”), relating to the conduct of the audit; and

●
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

3.
Exhibits:

Exhibit No.	Description	Form	Filing Date/ Period End	Exhibit Number

1.1	Form of Underwriting Agreement	8-K	8/17/2016	1.1

2.1	Agreement and Plan of Merger and Reorganization, dated May 12, 2014, between the Company, Tacoma Acquisition Corp., Inc. and MabVax Therapeutics, Inc.	8-K	5/12/2014	2.1

2.2	Amendment No.1, dated as of June 30, 2014, by and between the Company and MabVax Therapeutics, Inc.	8-K	7/1/2014	2.1

2.3	Amendment No.2 to the Agreement and Plan of Merger, dated July 7, 2014, by and among the Company, Tacoma Acquisition Corp. and MabVax Therapeutics, Inc.	8-K	7/9/2014	2.1

3.1	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock	8-K	9/3/2014	3.1

3.2	Amended and Restated Certificate of Incorporation	8-K	9/9/2014	3.1

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8-K	9/9/2014	3.2

3.4	Amended and Restated Bylaws	8-K	12/14/2007	3.2

3.5	Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock	8-K	3/26/2015	3.1

3.6	Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock	10-K	3/31/2015	3.8

3.7	Certificate of Designations, Preferences and Rights of Series F Convertible Preferred Stock	8-K	8/17/2016	3.2

3.8	Certificate of Amendment to Amended and Restated Certificate of Incorporation	8-K	8/17/2016	3.1

3.9	Certificate of Elimination of Series A-1 Convertible Preferred Stock	8-K	9/23/2016	3.1

3.10	Certificate of Elimination of Series B Convertible Preferred Stock	8-K	9/23/2016	3.2

3.11	Certificate of Elimination of Series C Convertible Preferred Stock	8-K	9/23/2016	3.3

3.12	Certificate of Correction of Amended and Restated Certificate of Incorporation	8-K	9/23/2016	3.4

4.1	Securities Purchase Agreement, dated as of February 12, 2014, between MabVax Therapeutics, Inc. and the purchasers set forth on the signature pages thereto including that certain Amendment No. 1 to Securities Purchase Agreement, dated as of May 12, 2014, between MabVax Therapeutics, Inc. and the persons and entities identified on the signature pages thereto	8-K	5/12/2014	10.3

4.2	Registration Rights Agreement, dated as of February 12, 2014, between MabVax Therapeutics, Inc. and the persons and entities identified on the signature pages thereto	8-K	5/12/2014	10.2

4.3	Form of Exchange Agreement	8-K	9/3/2014	10.1

4.4	Form of Waiver Letter	8-K	9/3/2014	10.2

4.5	Form of Common Stock Certificate	S-1	9/29/2014	4.1

4.6	Form of Waiver Extension Letter	8-K	9/30/2014	10.1

4.7	Form of Subscription Agreement, dated March 31, 2015, between the Company and the subscribers set forth on the signature pages thereto	10-K	3/31/2015	4.11

4.8	Form of Common Stock Purchase Warrant	10-K	3/31/2015	4.12

4.9	Form of Registration Rights Agreement, dated March 31, 2015, between the Company and the persons and entities identified on the signature pages thereto	10-K	3/31/2015	4.13

4.10	Form of Secured Promissory Note	8-K	1/19/2016	4.1

4.11	Form of Warrant	8-K	1/19/2016	4.2

4.12	Form of Warrant	8-K	8/17/2016	4.1

4.13	Form of Underwriter Warrant	8-K	8/17/2016	4.2

10.1	Separation Agreement and Release, dated May 12, 2014, between Michael M. Wick and the Company	8-K	5/12/2014	10.4

10.2	Separation Agreement and Release, dated May 12, 2014, between William P. Kaplan and the Company	8-K	5/12/2014	10.5

10.3	Separation Agreement and Release, dated May 12, 2014, between Steven R. Schow and the Company	8-K	5/12/2014	10.6

10.4	Separation Agreement and Release, dated May 12, 2014, between Wendy K. Wee and the Company	8-K	5/12/2014	10.7

10.5	Michael Wick Resignation Letter, dated July 7, 2014	8-K	7/9/2014	99.1

10.6	Edward W. Cantrall Resignation Letter, dated July 7, 2014	8-K	7/9/2014	99.2

10.7	Steven R. Goldring Resignation Letter, dated July 7, 2014	8-K	7/9/2014	99.3

10.9	Richard B. Newman Resignation Letter, dated July 7, 2014	8-K	7/9/2014	99.4

10.10	Employment Agreement, dated July 1, 2014, by and between MabVax Therapeutics, Inc. and J. David Hansen	10-Q	8/8/2014	10.9

10.11	Employment Agreement, dated July 1, 2014, by and between MabVax Therapeutics, Inc. and Gregory P. Hanson	10-Q	8/8/2014	10.10

10.12	Employment Agreement, dated July 1, 2014, by and between MabVax Therapeutics, Inc. and Wolfgang W. Scholz, Ph.D.	10-Q	8/8/2014	10.11

10.13	Securities Purchase Agreement, dated July 8, 2014, by and between MabVax Therapeutics, Inc. and certain institutional investors set forth therein	10-Q	8/8/2014	10.12

10.14	Form of Indemnification Agreement	8-K	9/9/2014	10.1

10.15	Second Amended and Restated MabVax Therapeutics Holdings, Inc. 2014 Employee, Director and Consultant Equity Incentive Plan	10-K	3/31/2015	10.15

10.16	Non-Employee Director Compensation Policy	10-Q/A	8/12/2015	10.1

10.17	Standard Industrial Net Lease, dated as of May 23, 2008, by and between MabVax Therapeutics, Inc. and Sorrento Square	10-Q/A	8/12/2015	10.2

10.18	First Amendment to that Standard Industrial Net Lease, dated May 6, 2010, by and between MabVax Therapeutics, Inc. and Sorrento Square	10-Q/A	8/12/2015	10.3

10.19	Second Amendment to that Standard Industrial Net Lease, dated August 1, 2012, by and between the Company and Sorrento Square	10-Q/A	8/12/2015	10.4

10.20	Employment Agreement, dated July 21, 2014, 2014, by and between MabVax Therapeutics, Inc. and Paul Maffuid, Ph.D.	10-Q/A	8/12/2015	10.5

10.21	Development and Manufacturing Services Agreement, dated April 15, 2014, by and between MabVax Therapeutics, Inc. and Gallus BioPharmaceuticals NJ, LLC	10-Q/A	8/12/2015	10.6

10.22	Exclusive License Agreement for “Polyvalent Conjugate Vaccines for Cancer” (SK#14491), dated as of June 30, 2008, by and between MabVax Therapeutics, Inc. and Sloan-Kettering Institute for Cancer Research	10-Q/A	8/12/2015	10.7

10.23	Research and License Agreement, dated as of April 7, 2008, by and between MabVax Therapeutics, Inc. and Sloan-Kettering Institute for Cancer Research	10-Q/A	8/12/2015	10.8

10.24	Exclusive License to Unimolecular Antibodies, dated October 13, 2011, by and between MabVax Therapeutics, Inc. and Sloan-Kettering Institute for Cancer Research	10-Q/A	8/12/2015	10.9

10.25	Option Agreement, dated August 29, 2014, by and between MabVax Therapeutics, Inc. and Juno Therapeutics, Inc.	10-Q/A	8/12/2015	10.10

10.26	SBIR Contract from National Cancer Institute	10-Q/A	8/12/2015	10.

10.27	Form of Exchange Agreement (Series A-1 Preferred Stock and Series A-1 Warrants).	8-K	3/26/2015	10.1

10.28	Form of Exchange Agreement (Series B Preferred Stock and Series B Warrants).	8-K	3/26/2015	10.2

10.29	2008 Equity Incentive Plan	10-K	3/31/2015	10.29

10.30	Form of Option Agreement, 2008 Equity Incentive Plan	10-K	3/31/2015	10.30

10.31	Form of Lockup Agreement dated as of April 3, 2015	8-K	4/6/2015	10.3

10.32	Consulting Agreement with The Del Mar Consulting Group, Inc. and Alex Partners, LLC dated as of April 5, 2015	8-K	4/6/2015	10.4

10.33	Form of Escrow Deposit Agreement dated as of April 14, 2015	8-K	4/15/2015	10.1

10.34	Form of Amendment Agreement to Registration Rights Agreement	8-K	6/10/2015	10.1

10.35	Amendment to Escrow Deposit Agreement dated June 22, 2015	8-K	6/24/2015	10.1

10.36	Letter Agreement dated June 30, 2015 between MabVax Therapeutics, Inc. and OPKO Health, Inc.	8-K	7/1/205	10.1

10.37	Form of Proposed Lease Agreement with AGP Sorrento Business Complex, L.P	S-1	8/25/2015	10.37

10.38	Form of Amendment Agreement No. 2 to Registration Right s Agreement	8-K	8/4/2015	10.1

10.39	Non-Employee Director Compensation Policy	10-Q/A	8/12/2015	10.1

10.41	Standard Industrial Net Lease, dated as of May 23, 2008, by and between MabVax Therapeutics, Inc. and Sorrento Square	10-Q/A	8/12/2015	10.2

10.42	First Amendment to that Standard Industrial Net Lease, dated May 6, 2010, by and between MabVax Therapeutics, Inc. and Sorrento Square	10-Q/A	8/12/2015	10.3

10.43	Second Amendment to that Standard Industrial Net Lease, dated August 1, 2012, by and between the Company and Sorrento Square	10-Q/A	8/12/2015	10.4

10.44	Employment Agreement, dated July 21, 2014, by and between MabVax Therapeutics, Inc. and Paul Maffuid, Ph.D.	10-Q/A	8/12/2015	10.5

10.45	Development and Manufacturing Services Agreement, dated April 15, 2014, by and between MabVax Therapeutics, Inc. and Gallus BioPharmaceuticals NJ, LLC	10-Q/A	8/12/2015	10.6

10.46	Exclusive License Agreement for “Polyvalent Conjugate Vaccines for Cancer” (SK#14491), dated as of June 30, 2008, by and between MabVax Therapeutics, Inc. and Sloan-Kettering Institute for Cancer Research	10-Q/A	8/12/2015	10.7

10.47	Research and License Agreement, dated as of April 7, 2008, by and between MabVax Therapeutics, Inc. and Sloan-Kettering Institute for Cancer Research	10-Q/A	8/12/2015	10.8

10.48	Exclusive License to Unimolecular Antibodies, dated October 13, 2011, by and between MabVax Therapeutics, Inc. and Sloan-Kettering Institute for Cancer Research	10-Q/A	8/12/2015	10.9

10.49	Option Agreement, dated August 29, 2014, by and between MabVax Therapeutics, Inc. and Juno Therapeutics, Inc.	10-Q/A	8/12/2015	10.10

10.50	SBIR Contract from National Cancer Institute	10-Q/A	8/12/2015	10.11

10.51	Lease by and between AGP Sorrento Business Complex, L.P., and MabVax Therapeutics Holdings, Inc., dated as of September 2, 2015	8-K	9/3/2015	10.1

10.52	Form of Amendment Agreement No.3 to Registration Rights Agreement	8-K	10/13/2015	10.1

10.53	Loan and Security Agreement dated as of January 15, 2016	8-K	1/19/2016	10.1

10.54	Form of Amendment Agreement by and between MabVax Therapeutics, Inc. and Southern Biotech, Inc.	10-K	3/14/2016	10.54

10.55	Consulting Agreement between MabVax Therapeutics, Inc. and Jeffrey V. Ravetch, dated as of January 1, 2016	8-K	4/7/2016	10.1

10.56	Employment Agreement between MabVax Therapeutics, Inc. and Paul F. Resnick dated as of March 16, 2016	8-K	4/15/2016	10.1

11.1	Statement of per share earnings	S-1	9/29/2014	11.1

21.1	Subsidiaries of the Registrant	S-1	9/29/2014	21.1

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive data file

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 1, 2017
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

Signature	Title	Date

/s/ J. David Hansen	Chairman of the Board, President and	March 1, 2017
J. David Hansen	Chief Executive Officer
(Principal executive officer)

/s/ Gregory P. Hanson	Chief Financial Officer	March 1, 2017
Gregory P. Hanson	(Principal financial and accounting officer)

/s/ Kenneth M. Cohen	Director	March 1, 2017
Kenneth M. Cohen

/s/ Jeffrey F. Eisenberg	Director	March 1, 2017
Jeffrey F. Eisenberg

/s/ Robert E. Hoffman	Director	March 1, 2017
Robert E. Hoffman

/s/ Philip O. Livingston	Director	March 1, 2017
Philip O. Livingston, M.D.

/s/ Paul V. Maier	Director	March 1, 2017
Paul V. Maier

/s/ Jeffrey V. Ravetch	Director	March 1, 2017
Jeffrey V. Ravetch, M.D., Ph.D.

/s/ Thomas C. Varvaro	Director	March 1, 2017
Thomas C. Varvaro

MABVAX THERAPEUTICS HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
MabVax Therapeutics Holdings, Inc.

We have audited the accompanying consolidated balance sheets of MabVax Therapeutics Holdings, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, redeemable convertible preferred stock, convertible preferred stock and stockholders’ equity, and cash flows for the years then ended. MabVax Therapeutics Holdings, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MabVax Therapeutics Holdings, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ CohnReznick LLP

San Diego, California
March 1, 2017

MABVAX THERAPEUTICS HOLDINGS, INC.
Consolidated Balance Sheets

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$3,979,290	$4,084,085
Grants receivable	—	757,562
Prepaid expenses	281,858	419,751
Other current assets	32,830	47,586
Total current assets	4,293,978	5,308,984
Property and equipment, net	731,712	135,486
Goodwill	6,826,003	6,826,003
Other long-term assets	168,597	126,654
Total assets	$12,020,290	$12,397,127
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,137,903	$3,002,497
Accrued compensation	770,592	562,755
Accrued clinical operations and site costs	1,218,641	391,041
Accrued lease contingency fee	590,504	590,504
Other accrued expenses	315,034	411,566
Interest payable	51,295	—
Current portion of notes payable	1,589,661	—
Current portion of capital lease payable	17,004	—
Total current liabilities	5,690,634	4,958,363

Long-term liabilities:
Long-term portion of notes payable, net	2,774,627	—
Long-term portion of capital lease payable	68,113	—
Other long-term liabilities	144,394	—
Total long-term liabilities	2,987,134	—
Total liabilities	8,677,768	4,958,363

Commitments and contingencies

Stockholders’ equity:
Series D convertible preferred stock, $0.01 par value, 1,000,000 shares authorized, 132,489 and 191,490 shares issued and outstanding as of December 31, 2016 and 2015, respectively, with liquidation preference of $1,325 and $1,915 as of December 31, 2016 and 2015, respectively	1,325	1,915
Series E convertible preferred stock, $0.01 par value, 100,000 shares authorized, 33,333 shares issued and outstanding as of December 31, 2016 and 2015, with a liquidation preference of $333 as of December 31, 2016 and 2015	333	333
Series F convertible preferred stock, $0.01 par value, 1,559,252 shares authorized, 665,281 shares and none issued and outstanding, with a liquidation preference of $6,653 and none as of December 31, 2016 and 2015, respectively	6,653	—
Common stock, $0.01 par value; 150,000,000 shares authorized, 6,296,110 and 3,836,631 shares issued and outstanding as of December 31, 2016 and 2015, respectively	62,961	38,366
Additional paid-in capital	81,533,511	67,999,928
Accumulated deficit	(78,262,261)	(60,601,778)
Total stockholders’ equity	3,342,522	7,438,764
Total liabilities and stockholders’ equity	$12,020,290	$12,397,127

See Accompanying Notes to Consolidated Financial Statements.

MABVAX THERAPEUTICS HOLDINGS, INC.
Consolidated Statements of Operations

	For the Years Ended December 31,
	2016	2015
Revenues:
Grants	$148,054	$1,267,036
Total revenues	148,054	1,267,036

Operating costs and expenses:
Research and development	7,800,723	9,596,768
General and administrative	9,010,450	9,795,163
Total operating costs and expenses	16,811,173	19,391,931
Loss from operations	(16,663,119)	(18,124,895)
Interest and other expenses, net of income	(997,364)	(227)
Change in fair value of warrant liability	—	19,807
Net loss	(17,660,483)	(18,105,315)
Deemed dividend on Series A-1 preferred stock	—	(9,017,512)
Deemed dividend on Series A-1 warrant	—	(179,411)
Deemed dividend on Series B preferred stock	—	(8,655,998)
Accretion of preferred stock dividends	—	(93,234)
Net loss allocable to common stockholders	$(17,660,483)	$(36,051,470)
Basic and diluted net loss per share	$(3.64)	$(13.44)
Shares used to calculate basic and diluted net loss per share	4,857,753	2,681,740

See Accompanying Notes to Consolidated Financial Statements.

MABVAX THERAPEUTICS HOLDINGS, INC.
Consolidated Statements of Redeemable Convertible Preferred Stock, Convertible Preferred Stock and Stockholders’ Equity

	Redeemable Convertible Preferred Stock			Convertible Preferred Stock
	MabVax Series B			MabVax Series A-1		MabVax Series C
	Shares	Amount	Total	Shares	Amount	Shares	Amount
Balance at December 31, 2014	$1,250,000	$1,838,025	1,838,025	1,593,389	$4,029,576	96,571	$966
Conversion of Series A-1 into common stock on January 10 and February 25, 2015	—	—	—	(64,019)	(162,968)	—	—
Conversion of Series C into common stock on January 10, 2015	—	—	—	—	—	(96,571)	(966)
Conversion of Series B into common stock between March 3 and March 20, 2015	(106,437)	(160,380)	(160,380)	—	—		—
Accretion of redemption value for Series A-1 from January 1 to March 25, 2015	—	—	—	—	47,749		—
Accretion of redemption value for Series B from January 1 to March 25, 2015	—	45,485	45,485	—	—		—
Deemed dividend related to exchange of common stock for Series A-1, Series A-1 Warrants, and Series B on March 25, 2015	—	8,655,998	8,655,998	—	9,196.923		—
Exchange of Series A-1 and Series A-1 Warrants into common and Series D on March 25, 2015	—	—	—	(1,529,370)	(13,111,280)		—
Exchange of Series B into Common and Series D on March 25, 2015	(1,143,563)	(10,379,128)	(10,379,128)	—	—		—
Private Placement Issuance of 900,136 shares at $5.55 per share, net of issuance costs of $281,023 on March 31, 2015	—	—	—	—	—		—
Issuance of additional common stock in March 2015 under common stock Purchase Agreement in relation to financing on July 7, 2014	—	—	—	—	—		—
Private Placement Issuance of 760,135 shares at $5.55 per share, net of issuance costs of $387,127 on April 10, 2015	—	—	—	—	—		—
Private Placement Issuance of 33,333 shares at $75 per share of Series E Preferred Stock on April 10, 2015	—	—	—	—	—		—
Issuance of restricted common stock in April 2015 for services	—	—	—	—	—		—
Issuance of restricted common stock to former board member on April 3, 2015 upon termination	—	—	—	—	—		—
Conversion of Series D Preferred Stock to common stock	—	—	—	—	—		—
Stock option exercise	—	—	—	—	—		—
Shares issued in connection with exercise of warrants on a cashless basis	—	—	—	—	—		—
Elimination of warrant liability in exchange transaction	—	—	—	—	—		—
Stock-based compensation	—	—	—	—	—		—
Net loss	—	—	—	—	—		—

See Accompanying Notes to Consolidated Financial Statements.

MABVAX THERAPEUTICS HOLDINGS, INC.
Consolidated Statements of Redeemable Convertible Preferred Stock, Convertible Preferred Stock and Stockholders’ Equity

	Redeemable Convertible Preferred Stock			Convertible Preferred Stock
	MabVax Series B			MabVax Series A-1		MabVax Series C
	Shares	Amount	Total	Shares	Amount	Shares	Amount
Balance at December 31, 2015	—	$—	$—	—	$—	—	$—
Issuance of warrants in connection with note payable transaction on January 15, 2016	—	—	—	—	—		—
Issuance of whole in lieu of fractional shares resulting from reverse split in August 2016	—	—	—	—	—		—
Issuance of Series F convertible preferred stock, warrants and common stock in August public offering, net of $871,305 in issuance costs	—	—	—	—	—		—
Issuance of additional common stock related to April 2015 financing	—	—	—	—	—		—
Stock issued for services	—	—	—	—	—		—
Conversion of Series D Preferred Stock to common stock	—	—	—	—	—		—
Stock issued upon vesting of restricted stock units in April, July and August of 2016, net of payroll taxes	—	—	—	—	—		—
Stock-based compensation	—	—	—	—	—		—
Net loss	—	—	—	—	—		—
Balance at December 31, 2016	—	$—	—	$—	—		$—

See Accompanying Notes to Consolidated Financial Statements.

MABVAX THERAPEUTICS HOLDINGS, INC.
Consolidated Statements of Redeemable Convertible Preferred Stock, Convertible Preferred Stock and Stockholders’ Equity
Total Stockholders’ Equity

	Series D, E & F Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2014	—	—	378,766	3,787	24,516,692	(24,550,308)	4,000,713
Conversion of Series A-1 into common stock on January 10 and February 25, 2015	—	—	5,197	52	162,916	—	—
Conversion of Series C into common stock on January 10, 2015	—	—	16,313	163	803	—	—
Conversion of Series B into common stock between March 3 and March 20, 2015	—	—	37,416	374	160,006	—	160,380
Accretion of redemption value for Series A-1 from January 1 to March 25, 2015	—	—	—	—	—	(47,749)	—
Accretion of redemption value for Series B from January 1 to March 25, 2015	—	—	—	—	—	(45,485)	(45,485)
Deemed dividend related to exchange of common stock for Series A-1, Series A-1 Warrants, and Series B on March 25, 2015	—	—	—	—	—	(17,852,921)	(8,655,998)
Exchange of Series A-1 and Series A-1 Warrants into common and Series D on March 25, 2015	117,582	1,176	299,108	2,991	13,107,113	—	—
Exchange of Series B into common and Series D on March 25, 2015	120,573	1,206	43,797	438	10,377,484	—	10,379,128
Private Placement Issuance of 900,135 shares at $5.55 per share, net of issuance costs of $281,023 on March 31, 2015	—	—	900,135	9,001	4,705,525	—	4,714,726
Issuance of additional common stock in March 2015 under common stock Purchase Agreement in relation to financing on July 7, 2014	—	—	11,904	119	(119)	—	—
Private Placement Issuance of 760,135 shares at $5.55 per share, net of issuance costs of $387,127 on April 10, 2015	—	—	760,135	7,601	3,824,021	—	3,831,622
Private Placement Issuance of 33,333 shares at $75 per share of Series E Preferred Stock on April 10, 2015	33,333	333	—	—	2,499,667	—	2,500,000
Issuance of restricted common stock in April 2015 for services	—	—	247,500	2,476	1,909,974	—	1,912,450
Issuance of restricted common stock to former board member on April 3, 2015 upon termination	—	—	2,703	27	45,973	—	46,000
Conversion of Series D Preferred Stock to common stock	(46,665)	(467)	630,608	6,306	(5,839)	—	—
Stock option exercise	—	—	376	4	796	—	800
Shares issued in connection with exercise of warrants on a cashless basis	—	—	164,835	1,648	(1,648)	—	—
Elimination of warrant liability in exchange transaction	—	—	—	—	72,656	—	72,656
Issuance of shares in registered offering in October 2015, net of issuance costs	—	—	337,838	3,379	2,160,013	—	2,163,392
Stock-based compensation	—	—	—	—	4,463,695	—	4,463,695
Net loss	—	—	—	—	—	(18,105,315)	(18,105,315)

See Accompanying Notes to Consolidated Financial Statements.

MABVAX THERAPEUTICS HOLDINGS, INC.
Consolidated Statements of Redeemable Convertible Preferred Stock, Convertible Preferred Stock and Stockholders’ Equity

	Series D, E & F Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2015	224,823	2,248	3,836,631	38,366	67,999,928	(60,601,778)	7,438,764
Issuance of warrants in connection with note payable transaction on January 15, 2016	—	—	—	—	607,338	—	607,338
Issuance of whole in lieu of fractional shares resulting from reverse split in August 2016	—	—	2,426	24	(24)	—	—
Issuance of Series F convertible preferred stock, warrants and common stock in August public offering, net of $871,305 in issuance costs	665,281	6,653	1,297,038	12,970	8,547,825	—	8,567,448
Issuance of additional common stock related to April 2015 financing	—	—	255,459	2,555	(2,555)	—	—
Stock issued for services	—	—	35,644	356	163,644	—	164,000
Conversion of Series D Preferred Stock to common stock	(59,001)	(590)	797,312	7,974	(7,384)	—	—
Stock issued upon vesting of restricted stock units in April, July and August of 2016, net of payroll taxes	—	—	71,600	716	(178,539)	—	(177,823)

Stock-based compensation	—	—	—	—	4,403,278	—	4,403,278
Net loss	—	—	—	—	—	(17,660,483)	(17,660,483)
Balance at December 31, 2016	831,103	$8,311	6,296,110	$62,961	$81,533,511	$(78,262,261)	$3,342,522

See Accompanying Notes to Consolidated Financial Statements.

MABVAX THERAPEUTICS HOLDINGS, INC.
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2016	2015
Operating activities
Net loss	$(17,660,483)	$(18,105,315)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	96,553	21,360
Stock-based compensation	4,403,278	4,463,695
Change in fair value of warrants	—	(19,807)
Issuance of restricted common stock for services	164,000	1,958,450
Amortization and accretion related to notes payable	413,676	—
Increase (decrease) in operating assets and liabilities:
Grants receivable	757,562	(673,218)
Other receivables	—	2,275
Prepaid expenses and other	340,187	(199,377)
Accounts payable	(1,898,520)	1,631,305
Accrued clinical operations and site costs	827,600	(103,069)
Accrued compensation	207,837	332,374
Other accrued expenses	(15,101)	166,145
Net cash used in operating activities	(12,363,411)	(10,525,182)
Investing activities
Purchases of property and equipment	(563,196)	(78,416)
Net cash used in investing activities	(563,196)	(78,416)
Financing activities
Issuances of preferred stock, net of issuance costs	—	2,500,000
Proceeds from exercise of stock options	—	800
Principal payments on financed insurance policies	(167,597)	—
Principal payments on capital lease	(10,540)	—
Purchase of vested employee stock in connection with tax withholding obligation	(177,823)	—
Cash receipts from bank loan, net of financing costs	4,610,324	—
Proceeds from issuance of preferred stock, common stock and warrants, net of issuance costs	8,567,448	10,709,740
Net cash provided by financing activities	12,821,812	13,210,540
Net change in cash and cash equivalents	(104,795)	2,606,942
Cash and cash equivalents at beginning of year	4,084,085	1,477,143
Cash and cash equivalents at end of year	$3,979,290	$4,084,085
Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$24,626	$1,600
Supplemental disclosures of non-cash investing and financing information:
Deemed dividend on beneficial conversion feature for preferred stock	$—	$17,852,921
Capital lease in connection with purchase of equipment	$95,657	$—
Fair value of warrants issued	$607,338	$—
Accretion of redemption value for Series A-1 and B preferred stock	$—	$93,234
Conversion of Series B redeemable preferred stock into common stock	$—	$160,380
Conversion of Series D preferred stock into common stock	$7,974	$6,306
Conversion of Series A-1 preferred stock into common stock	$—	$162,968
Exchange of Series A-1 preferred stock and warrants to common stock and Series D convertible preferred stock	$—	$13,111,280
Exchange of Series B preferred stock and warrants to common stock and Series D convertible preferred stock	$—	$10,451,784
Warrants exercised to purchase common stock on a cashless basis	$—	$12,198
Elimination of warrant liability in exchange transaction	$—	$72,656
Financing transaction not yet paid	$—	$36,570
Conversion of Series C preferred stock to common stock	$—	$966
Property and equipment accrued in accounts payable	$33,934	$21,376

See Accompanying Notes to Consolidated Financial Statements.

MABVAX THERAPEUTICS HOLDINGS, INC.
Notes to Consolidated Financial Statements

1. Nature of Operations and Basis of Presentation

MabVax Therapeutics Holdings, Inc. (f.k.a. Telik, Inc. and referred to herein as “MabVax Therapeutics Holdings” or the “Company”) (NASDAQ: MBVX) was incorporated in the state of Delaware on October 20, 1988. On July 8, 2014, Tacoma Acquisition Corp., a Delaware corporation and wholly owned subsidiary of MabVax Therapeutics Holdings (“Tacoma Corp.”) merged with MabVax Therapeutics, Inc., a Delaware corporation (“MabVax Therapeutics”) pursuant to an Agreement and Plan of Merger, dated May 12, 2014, by and among MabVax Therapeutics Holdings, Tacoma Corp. and MabVax Therapeutics, as amended by that certain Amendment No. 1 to the Merger Agreement, dated June 30, 2014, by and among the parties thereto and by that certain Amendment No. 2 to the Merger Agreement, dated July 7, 2014, by and among the parties thereto (such agreement as amended, the “Merger Agreement”; such Merger, the “Merger”). Unless the context otherwise requires, references to “we,” “our,” “us,” or the “Company” in this Annual Report mean MabVax Therapeutics Holdings, Inc. on a consolidated financial statement basis with our wholly owned subsidiary following the Merger, MabVax Therapeutics, as applicable. On October 9, 2014, the Financial Industry Regulatory Authority (FINRA) approved the Company’s stock symbol change request and the Company began trading on the OTCQB under the symbol MBVX on October 10, 2014. On August 17, 2016, our common stock began trading on The NASDAQ Capital Market under the symbol “MBVX.”

On August 16, 2016, we filed a certificate of amendment to our Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware in order to effectuate a reverse stock split of our issued and outstanding common stock on a 1 for 7.4 basis, effective on August 16, 2016 (the “Reverse Stock Split”). The Reverse Stock Split was effective with FINRA and the Company’s common stock began trading on The NASDAQ Capital Market at the open of business on August 17, 2016. All share and per share amounts, and number of shares of common stock into which each share of preferred stock will convert, in the financial statements and notes hereto have been retroactively adjusted for all periods presented to give effect to the Reverse Stock Split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in capital.

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

The Company has incurred net losses since inception and expects to incur substantial losses for the foreseeable future as it continues its research and development activities. To date, the Company has funded operations primarily through government grants, the sale of preferred stock and equity securities, debt financing, non-equity payments from collaborators and interest income. The process of developing products will require significant additional research and development, preclinical testing and clinical trials, as well as regulatory approvals. The Company expects these activities, together with general and administrative expenses, to result in substantial operating losses for the foreseeable future. The Company will not receive substantial revenue unless the Company or its collaborative partners complete clinical trials, obtain regulatory approvals and successfully commercialize one or more products; or the Company licenses its technology after achieving one or more milestones of interest to a potential partner.

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Management believes that these estimates are reasonable; however, actual results may differ from these estimates.
Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company had a net loss of $17,660,483, net cash used in operating activities of $12,363,411 and net cash used in investing activities of $563,196 for the year ended December 31, 2016. As of December 31, 2016, the Company had $3,979,290 in cash and cash equivalents and an accumulated deficit of $78,262,261.

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
On August 22, 2016, we closed a public offering of 1,297,038 shares of common stock and 665,281 shares of Series F Preferred Stock, and warrants to purchase 1,962,319 shares of common stock at $5.55 per share and warrants to purchase 1,962,319 shares of common stock at $6.29 per share, at an offering price of $4.81 per share (the “August 2016 Public Offering”).  For every one share of common stock or Series F Preferred Stock sold, we issued one warrant to purchase one share of common stock at $5.55 per share and one warrant to purchase one share of common stock at $6.29 per share.  We received $9,438,753 in gross proceeds, before underwriting discounts and commissions and offering expenses totaling $871,305. The gross proceeds include the underwriters’ over-allotment option, which they exercised on the closing date.
We anticipate that the Company will continue to incur net losses into the foreseeable future as we: (i) continue our Phase I clinical trial for our standalone therapeutic HuMab 5b-1, designated as MVT-5873 that was initiated in the first quarter of 2016; (ii) continue our Positron Emission Tomography (“PET”) imaging agent 89Zr-HuMab-5B1, designated as MVT-2163 that was initiated in July 2016; (iii) initiate our clinical trial for the development of our HuMab-based radioimmunotherapy product, designated as MVT-1075; (iv) continue preclinical work on several other programs; and (iv) continue operations as a public company. Management believes that the Company has sufficient funds to meet its obligations through April 2017. These conditions give rise to substantial doubt as to the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
We plan to continue to fund the Company’s losses from operations and capital funding needs through equity or debt financings, strategic collaborations, licensing arrangements, government grants or other arrangements. However, we cannot be sure that such additional funds will be available on reasonable terms, or at all. If we are unable to secure adequate additional funding, we may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. In addition, if the Company does not meet its payment obligations to third parties as they come due, it may be subject to litigation claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management. Any of these actions could materially harm the Company’s business, results of operations, and future prospects.
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

Cash and Cash Equivalents

We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company minimizes its credit risk associated with cash and cash equivalents by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. As of December 31, 2016, cash and cash equivalents exceeded federally insured limits by approximately $3.7 million. The Company has not experienced any losses on such accounts.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, grants receivable, other receivable, accounts payable, all of which are generally considered to be representative of their respective fair values because of the short-term nature of those instruments.

Grants Receivable

Grants receivable at December 31, 2015 represented amounts due under the NIH Imaging Contract Phase II with the National Cancer Institute (the “NCI”), a division of the National Institutes of Health, or NIH (collectively, the “NIH Grants”). The Company considers the grants receivable to be fully collectible; accordingly, no allowance for doubtful accounts has been established. Grants receivable balances may include unbilled amounts for which work was completed by the Company as of the balance sheet date. If amounts become uncollectible, they are charged to operations. There were no grant receivable amounts outstanding as of December 31, 2016,

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets, which are generally three to seven years. Leasehold improvements are amortized over the lesser of the life of the lease or the life of the asset.

Impairment of Long-lived Assets

We evaluate the Company’s long-lived assets with definite lives, such as property and equipment, for impairment. We record impairment losses on long-lived assets used for operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying value of the assets. There have not been any impairment losses of long-lived assets for the years ended December 31, 2016 and 2015.

Impairment of Goodwill

The Company applies the GAAP principles related to Intangibles – Goodwill and Other related to performing a test for goodwill impairment annually. For the years ended December 31, 2016 and 2015, the Company performed a step 1 analysis and assessed the market value of the Company to determine whether an impairment had taken place. Based upon the analysis performed no impairment was noted, therefore performing step 2 was not required. The Company has concluded that no impairment of Goodwill has taken place for the years ended December 31, 2016 and 2015. Further, in performing a qualitative assessment, the Company concluded no events and circumstances have taken place that would have indicated that an impairment had taken place.

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

Stock-based Compensation

The Company’s stock-based compensation programs include grants of common stock and stock options to employees, non-employee directors and non-employee consultants. Stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense, under the straight-line method, over the employee’s requisite service period (generally the vesting period of the equity grant).

The Company accounts for equity instruments, including common stock and stock options, issued to non-employees in accordance with authoritative guidance for equity based payments to non-employees. Stock options issued to non-employees are accounted for at their estimated fair value determined using the Black-Scholes-Merton option-pricing model. The fair value of options granted to non-employees is re-measured as they vest, and the resulting increase in value, if any, is recognized as expense during the period the related services are rendered.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to basis differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of December 31, 2016 and 2015, all deferred tax assets were fully offset by a valuation allowance.

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

3. Recent Accounting Pronouncements

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Income Taxes. Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified balance sheet. The new standard simplifies the presentation of deferred tax assets and liabilities and requires that deferred tax assets and liabilities be classified as noncurrent in a classified balance sheet. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, with early adoption permitted. This ASU affected our disclosures relating to deferred tax assets and liabilities. The Company has applied this guidance prospectively and it did not have a material impact on the consolidated balance sheets.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This update includes multiple provisions intended to simplify various aspects of the accounting for share-based payment transactions including accounting for excess tax benefits and tax deficiencies, classification of excess tax benefits in the statement of cash flows and accounting for award forfeitures. This update is effective for annual and interim reporting periods of public entities beginning after December 15, 2016, with early adoption permitted. We do not expect the adoption of this new standard to have a material impact on our consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15 (“ASU 2016-15”), “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” The standard provides guidance on eight (8) cash flow issues: (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon bonds; (3) contingent consideration payments after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies; (6) distributions received from equity method investees; (7) beneficial interests in securitization transactions; and (8) separately identifiable cash flows and application of the predominance principle. ASU 2016-15 addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 with early adoption permitted. We do not expect the adoption of this new standard to have a material impact on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15 ("ASU 2014-15"), “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This standard provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. ASU No. 2014-15 is effective for fiscal years ending after December 15, 2016 and for interim and annual periods therein with early adoption permitted. The adoption of this new standard did not have a material impact on our consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

4. Property and Equipment, Net

Property and equipment consisted of the following as of December 31, 2016 and 2015:

	December 31,
	2016	2015
Furniture and fixtures	$51,909	$8,979
Office equipment	52,547	52,547
Lab equipment	894,942	400,301
Capital lease equipment	95,657	—
Leasehold improvement	59,555	—
	1,154,610	461,827
Less accumulated depreciation and amortization	(422,898)	(326,341)
Totals	$731,712	$135,486

Depreciation expense for the years ended December 31, 2016 and 2015 was $96,553 and $21,360, respectively.

5. Reverse Stock Split

On August 16, 2016, we filed a certificate of amendment to our Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware in order to effectuate a reverse stock split of our issued and outstanding common stock on a 1 for 7.4 basis, effective on August 16, 2016 (the “Reverse Stock Split”). The Reverse Stock Split was effective with FINRA and the Company’s common stock began trading on The NASDAQ Capital Market at the open of business on August 17, 2016. All share and per share amounts, and number of shares of common stock into which each share of preferred stock will convert, in the financial statements and notes hereto have been retroactively adjusted for all periods presented to give effect to the Reverse Stock Split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in capital.

6. Notes Payable, Net

On January 15, 2016, we entered into a loan and security agreement with Oxford Finance LLC pursuant to which we had the option to borrow $10,000,000 in two equal tranches of $5,000,000 each (the “Loan Agreement”).  The first tranche of $5,000,000 was funded at close on January 15, 2016 (the “Term A Loan”). The option to fund the second tranche of $5,000,000 (the “Term B Loan”) was upon the Company achieving positive interim data on the Phase 1 HuMab-5B1 antibody trial in pancreatic cancer and successfully uplisting to either the NASDAQ Capital Market or NYSE MKT on or before September 30, 2016.  The option for the Term B Loan expired on September 30, 2016. The Company is not pursuing completion of any additional debt financing with Oxford Finance LLC at the present time. The interest rate for the Term A Loan is set on a monthly basis at a rate equal to the greater of: the index rate plus 11.29%, where the index rate is the 30-day LIBOR rate; or 11.5%. Interest is due on the first day of each month, in arrears, calculated based on a 360-day year.  The loan is interest only for the first year after funding, and the principal amount of the loan is amortized in equal principal payments, plus period interest, over the next 36 months.  A facility fee of 1.0% or $100,000 was due at closing of the transaction, and was incurred and paid by the Company on January 15, 2016.  The Company is obligated to pay a $150,000 final payment upon completion of the term of the loan, and this amount is being accreted using the effective interest rate method over the term of the loan. The amount being accreted is included in the long-term portion of notes payable, net, on the balance sheet Each of the term loans can be prepaid subject to a graduated prepayment fee, depending on the timing of the prepayment.

Concurrent with the closing of the transaction, the Company issued 225,226 common stock purchase warrants to Oxford Finance LLC with an exercise price of $5.55 per share.  The warrants are exercisable for five years and may be exercised on a cashless basis, and expire on January 15, 2021. The Company recorded $607,338 for the fair value of the warrants as a debt discount within notes payable and an increase to additional paid-in capital on the Company’s balance sheet. We used the Black-Scholes-Merton valuation method to calculate the value of the warrants. The debt discount is being amortized as interest expense over the term of the loan using the effective interest method.

We granted Oxford Finance LLC a perfected first priority lien on all of the Company’s assets with a negative pledge on intellectual property. The Company paid Oxford Finance LLC a good faith deposit of $50,000, which was applied towards the facility fee at closing.  The Company agreed to pay all costs, fees and expenses incurred by Oxford Finance LLC in the initiation and administration of the facilities including the cost of loan documentation.

At the initial funding, the Company received net proceeds of approximately $4,610,000 after fees and expenses. These fees and expenses are being accounted for as a debt discount and classified within notes payable on the Company’s consolidated balance sheet as a direct deduction from the carrying amount of the notes payable, consistent with debt discounts. Debt discounts, issuance costs and the final payment are being amortized or accreted as interest expense over the term of the loan using the effective interest method.

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

The Company was in compliance with all applicable covenants set forth in the Loan Agreement as of December 31, 2016.

The Company recorded interest expense related to the term loan of $997,389 for the year ended December 31, 2016. The annual effective interest rate on the note payable, including the amortization of the debt discounts and accretion of the final payment, but excluding the warrant amortization, is approximately 12.4%.

As of December 31, 2016, the Company has one insurance premium note outstanding with a balance totaling $61,883, which matures in April 2017.  This note bears interest at a rate of 4.5% per annum, and the monthly payments are $20,783.

Future principal payments under the Loan Agreement and insurance premium note as of December 31, 2016 are as follows:

Years ending December 31:
2017	$1,589,661
2018	1,666,667
2019	1,666,667
2020	138,889
Notes payable, balance as of December 31, 2016	5,061,884
Unamortized discount on notes payable	(697,596)
Notes payable, net, balance as of December 31, 2016	4,364,288
Current portion of notes payable, net	(1,589,661)
Long-term portion of notes payable, net	$2,774,627

7. Redeemable Convertible Preferred Stock, Convertible Preferred Stock, Common Stock and Warrants

MabVax Therapeutics Holdings Series B Redeemable Convertible Preferred Stock and Warrants (Pre-Merger MabVax Therapeutics Issuances)
On May 12, 2014, MabVax Therapeutics Holdings entered into a securities purchase agreement with certain purchasers pursuant to which MabVax Therapeutics Holdings agreed to issue and sell, subject to customary closing conditions, an aggregate of 1,250,000 shares of MabVax Therapeutics Series B Preferred Stock and warrants (the “Series B Common Warrants”) to purchase up to an additional 10,557 shares of MabVax Therapeutics Holdings common stock, with an aggregate purchase price of $2,500,000, or $2.00 for each share of our Series B Preferred Stock and related Series B Common Warrants.

As a result of the Series B Common Warrants’ anti-dilution provision, the Series B Common Warrants were recorded as a current liability in the amount of $92,463 on our consolidated balance sheet as of December 31, 2014. On March 25, 2015, the Series B Common Warrants were re-valued at $72,656 prior to being exchanged into shares of common stock and Series D Preferred Stock and the warrant liability was eliminated and the Company recorded a gain of $19,807 for the year ended December 31, 2015.

The changes in the value of the warrant liability during the year ended December 31, 2015 were as follows:

Fair value – beginning of year	$92,463
Change in fair value	(19,807)
Cancellation of warrants	(72,656)
Fair value – end of year	$—

At December 31, 2016 and 2015, there were no financial instruments requiring fair value measurement.

Dividends on Preferred Stock

The Company immediately recognizes the changes in the redemption value on preferred stock as they occur and the carrying value of the security is adjusted to equal what the redemption amount would be as if redemption were to occur at the end of the reporting period based on the conditions that exist as of that date. The value adjustment made to the redemption value and preferred stock dividends on the Series A-1 Preferred Stock and Series B Preferred Stock for the year ended December 31, 2016 and 2015, was an increase of none and $93,234, respectively.

Since the Company’s inception, no dividends were ever declared or paid by the Company’s Board of Directors on either of the Company’s Series A Preferred Stock or Series B Preferred Stock.
Conversion of Preferred Stock into Common Stock

During quarter ended March 31, 2015, holders of Series A-1 Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock converted 64,019, 106,437, and 96,571 shares into 5,197, 37,417, and 16,313 shares of common stock, respectively; such conversions eliminated all outstanding Series A-1 Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock outstanding.
Exchange of Series A-1 Preferred Stock and Series B Preferred Stock and Warrants into Common Stock and Series D Preferred Stock

On March 25, 2015, the Company entered into separate exchange agreements with certain holders of the Company’s Series A-1 Preferred Stock and Merger warrants (the “Series A-1 Exchange Securities”) and holders of the Company’s Series B Preferred Stock and Series B warrants (the “Series B Exchange Securities” and, collectively with the Series A-1 Exchange Securities, the “Exchange Securities”), all previously issued by the Company. Pursuant to the exchange agreements, the holders exchanged the Exchange Securities and relinquished any and all other rights they may have had pursuant to the Exchange Securities, their respective governing agreements and certificates of designation, including any related registration rights, in exchange for an aggregate of 342,906 shares of the Company’s common stock and an aggregate of 238,156 shares of the Company’s newly designated Series D Preferred Stock , convertible into 3,218,325 shares of common stock.  No cash was exchanged in the transaction.  The Company recorded deemed dividends of $9,017,512, $8,655,998 and $179,411 representing the excess fair value of the common stock issued over the original conversion terms of the Series A-1 Preferred Stock and B Preferred Stock as part of the consideration for elimination of the Series A-1 Preferred Stock, Series B Preferred Stock and Series A-1 warrant, respectively.
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

Series D Preferred Stock

As of December 31, 2016, there were 132,489 shares of Series D Preferred Stock issued and outstanding that are convertible into an aggregate of 1,790,392 shares of common stock, as compared to 191,490 that were convertible into 2,587,703 shares of common stock as of December 31, 2015.
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

Series E Preferred Stock

As of December 31, 2016 and December 31, 2015, there were 33,333 shares of Series E Preferred Stock issued and outstanding, convertible into 519,751 and 450,446 shares of common stock, respectively.
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

Series F Preferred Stock

As of December 31, 2016 and December 31, 2015, there were 665,281 and 0 shares of Series F Preferred Stock issued and outstanding, convertible into 665,281 and 0 shares of common stock, respectively. In the event of a liquidation, dissolution or winding up of the Company, each share of Series F Preferred Stock will be entitled to a per share preferential payment equal to the par value.

On August 16, 2016, we filed a Certificate of Designations, Preferences and Rights of the 0% Series F Convertible Preferred Stock with the Delaware Secretary of State, designating 1,559,252 shares of preferred stock as 0% Series F Preferred Stock.

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
Between April 13, 2015, and April 14, 2015, certain holders of warrants issued in the April 2015 Private Placement to purchase an aggregate of 250,000 shares of common stock exercised such warrants on a cashless basis for an aggregate issuance of 164,835 shares of common stock. As of December 31, 2016, there were 805,361 warrants outstanding from the April 2015 Private Placement to purchase common stock at $11.10 per share.

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
The shares and warrants were separately issued and sold in equal proportions. The warrants are immediately exercisable, expire September 30, 2018, and have an exercise price of $9.77 per share.  The warrants are not listed on any securities exchange or other trading market.  As of December 31, 2016, there were warrants to purchase 168,919 shares of common stock outstanding. The Company granted the underwriters a 30-day option to purchase up to an additional 50,676 shares of common stock and up to an additional 25,338 warrants at the same price to cover over-allotments, if any.
Under the terms of the underwriting agreement entered into between the Company and the underwriter in the public offering, the Company, without the prior written consent of the underwriter, was prohibited, for a period of 90 days after execution of the underwriting agreement, from issuing any equity securities, subject to certain exceptions.
August 2016 Public Offering
On August 22, 2016, we closed a public offering of 1,297,038 shares of common stock and 665,281 shares of Series F Preferred Stock convertible into 665,281 shares of common stock, and warrants to purchase 1,962,319 shares of common stock at $5.55 per share and warrants to purchase 1,962,319 shares of common stock at $6.29 per share, at an offering price of $4.81 per share.  For every one share of common stock or Series F Preferred Stock sold, we issued one warrant to purchase one share of common stock at $5.55 per share and one warrant to purchase one share of common stock at $6.29 per share.  We received $9,438,753 in gross proceeds, before underwriting discounts and commissions and offering expenses totaling $871,305. The gross proceeds include the underwriter’s over-allotment option, which they exercised on the closing date.
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
Consultant Grants

On April 5, 2015, the Company entered into consulting agreements with two investor relations consultants to provide relations services to the Company in consideration for an immediate grant of 40,541 shares of the Company’s restricted common stock and a monthly cash retainer of $12,000 a month for ongoing services for a period of one year. The consultants also received an additional 27,027 shares of the Company’s restricted common stock upon the Company’s achieving a milestone based on its fully-diluted market capitalization. As the shares granted were fully vested upon grant and the Company has no legal recourse to recover the shares in the event of nonperformance, the Company recognized the grant date fair value of the 40,541 shares or $690,000, as investor relations expense upon grant during the second quarter of 2015. The performance condition for the 27,027 shares became probable and the market capitalization metric was met during the second quarter; therefore, the Company recognized an additional $460,000 of expense during the second quarter of 2015.
Also during 2015, the Board of Directors approved the issuance of restricted stock awards to two other consultants totaling 16,217 shares with vesting terms ranging from one to three years, valued from $13.10 to $15.76 per share.  The Company is expensing each of the grant date fair value of the awards over the performance period for the award, which will be re-measured at the end of each quarter until the performance is complete. As of December 31, 2016, the Company expensed $32,569 related to these grants. As of December 31, 2016, the expected future compensation expense related to these grants is $24,571 based upon the Company’s stock price on December 31, 2016.
On January 13, 2016, the Board of Directors approved the issuance of 13,514 shares of restricted stock valued at $64,000 to a consultant for advisory services to the Company that was fully recognized upon issuance.
On September 1, 2016, the Board of Directors approved the issuance of 22,130 shares of common stock with a date of issuance fair value of $100,000 to an investor relations consulting firm. In exchange for the shares granted and a monthly retainer, the consulting firm will perform investor relations services on behalf of the Company. As the shares granted were fully vested upon grant and the Company has no legal recourse to recover the shares in the event of nonperformance, the Company recognized the grant date fair value of the 22,130 shares of $100,000 as investor relations expense upon grant during the third quarter of 2016.

8. Related Party Transactions

On November 3, 2016, the Company granted 17,500 stock options to Jeffrey Ravetch, M.D., Ph.D., a Board member, for his ongoing consulting services to the Company. The option award vests over a three-year period.

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

In April 2015, the Company granted a restricted stock award of 135,135 shares to Phil Livingston, Ph.D., an employee and Board member, for his continuing services to the Company.  In addition, in April 2015, the Company has granted a restricted stock award of 17,770 shares for Jeffrey Ravetch, M.D., Ph.D., a Board member, for consulting services.

9. Stock-based Compensation

Stock Incentive Plan

In September 2008, the Company’s stockholders approved the 2008 Stock Incentive Plan (the “2008 Plan”) which became effective in September 2008 and under which 8,853 shares of the Company’s common stock were initially reserved for issuance to employees, non-employee directors and consultants of the Company. In November 2012, the Company increased the authorized shares under the plan to 21,067. On February 14, 2013, the 2008 Plan terminated and no further grants of equity may be made thereunder.
In June 2014, MabVax Therapeutics Inc.’s stockholders approved the amended 2014 Stock Incentive Plan (the “2014 Plan”) which became effective and was adopted by the Company in the Merger in July 2014. The 2014 Plan authorized the issuance of up to 47,493 shares, 20,543 of which are contingent upon the forfeiture, expiration or cancellation of the 2008 Reserved Shares.
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

Amendment of Equity Incentive Plan

On March 31, 2015, the Company approved a Second Amended and Restated 2014 Employee, Director and Consultant Equity Incentive Plan (the “Plan”), effective as of and contingent upon the consummation of the initial closing of the April Private Placement, to increase the number of shares reserved for issuance under the Plan from 21,361 to 1,129,837 shares of common stock. Additional changes to the Plan include:

●
An “evergreen” provision to reserve additional shares for issuance under the Plan on an annual basis commencing on the first day of fiscal 2016 and ending on the second day of fiscal 2024, such that the number of shares that may be issued under the Plan shall be increased by an amount equal to the lesser of: (i) 1,081,082 or the equivalent of such number of shares after the administrator, in its sole discretion, has interpreted the effect of any stock split, stock dividend, combination, recapitalization or similar transaction in accordance with the Plan; (ii) the number of shares necessary such that the total shares reserved under the Plan equals (x) 15% of the number of outstanding shares of common stock on such date (assuming the conversion of all outstanding shares of Preferred Stock (as defined in the Plan) and other outstanding convertible securities and exercise of all outstanding warrants to purchase common stock) plus (y) 30,946; and (iii) an amount determined by the Board.

●
Provision that no more than 405,406 shares may be granted to any participant in any fiscal year.

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

Stock-based Compensation

Total estimated stock-based compensation expense, related to all of the Company’s stock-based payment awards recognized under ASC 718, “Compensation—Stock Compensation” and ASC 505, “Equity” was comprised of the following:

	Years Ended December 31,
	2016	2015
Research and development	$1,192,126	$929,633
General and administrative	3,211,152	3,534,062
Total stock-based compensation expense	$4,403,278	$4,463,695

Stock-based Award Activity

The following table summarizes the Company’s stock option activity for the years ended December 31, 2016 and 2015:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2014	32,823	$29.00
Granted	407,547	16.50
Exercised	(376)	2.15
Forfeited/cancelled/expired	(1,746)	54.91
Outstanding and expected to vest at December 31, 2015	438,248	$17.46
Granted	449,542	5.13
Exercised	—	—
Forfeited/cancelled/expired	(36,415)	15.28
Outstanding and expected to vest at December 31, 2016	851,375	$10.94
Vested and exercisable at December 31, 2016	167,291	$17.29

The total unrecognized compensation cost related to unvested stock option grants as of December 31, 2016 was $3,007,785 and the weighted average period over which these grants are expected to vest is 1.96 years. Due to limited activity in 2016, the Company has assumed a forfeiture rate of zero. The weighted average remaining contractual life of stock options outstanding at December 31, 2016 and 2015 is 8.82 years and 9.13 years, respectively.

Stock options granted to employees generally vest over a three-year period with one third of the grants vesting at each one-year anniversary of the grant date.

During 2016, the Company granted 449,542 options to its directors, officers, employees with a weighted average exercise price of $5.13 and vesting over a three-year period with vesting starting at the one-year anniversary of the grant date.  During 2015, there were 407,547 options and 310,926 shares of restricted stock granted to directors, officers, employees and consultants from the 2014 Plan.  During the year ended December 31, 2016, 105,448 shares of restricted stock units have vested and the balance will vest in two equal installments on the anniversary of the grant date over the next two years. During the year ended December 31, 2016, the Company has recognized $1,628,405 in stock based compensation expense related to restricted stock units. In addition, the Company granted 250,203 shares of restricted stock outside of the plan for consulting and investor relation services during the second quarter of 2015.

A summary of activity related to restricted stock grants under the Plan for the years December 31, 2016 and 2015 is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2014	—	$—
Granted	310,926	16.84
Vested	—	—
Forfeited	—	—
Non-vested at December 31, 2015	310,926	16.84
Granted	—	—
Vested	(105,448)	$16.84
Forfeited	—	—
Non-vested at December 31, 2016	205,478

On April 2 and April 3, 2016, 98,237 shares of restricted stock units vested upon the one-year anniversary of restricted stock units granted.  Accordingly, 64,392 shares were issued to the Company’s directors and officers, and the Company withheld 33,848 shares for the employee portion of taxes and remitted $177,823 to the tax authorities in order to satisfy tax liabilities related to this issuance on behalf of the officers.  In addition, in July and August of 2016, 7,208 shares were issued to outside consultants upon vesting of previously issued restricted stock units. As of December 31, 2016, there were 205,478 nonvested restricted stock units remaining outstanding.
As of December 31, 2016 and 2015, unamortized compensation expense related to restricted stock grants amounted to $2,214,859 and $3,843,264, which is expected to be recognized over a weighted average period of 1.27 and 2.27 years, respectively.

Valuation Assumptions

The Company used the Black-Scholes-Merton option valuation model, or the Black-Scholes model, to determine the stock-based compensation expense for stock options recognized under ASC 718 and ASC 505. The Company’s expected stock-price volatility assumption was based solely on the weighted average of the historical and implied volatility of comparable companies whose share prices are publicly available. The expected term of stock options granted was based on the simplified method in accordance with Staff Accounting Bulletin No. 110, or SAB 110, as the Company’s historical share option exercise experience did not provide a reasonable basis for estimation. The risk-free interest rate was based on the U.S. Treasury yield for a period consistent with the expected term of the stock award in effect at the time of the grant.

	Years Ended December 31,
	2016	2015
Risk-free interest rate	0.9 to 1.4%	0.9 to 1.8%
Dividend yield	0%	0%
Expected volatility	71 to 86%	81 to 87%
Expected life of options, in years	1.61 to 6.0	5.5 and 6.0
Weighted average grant date fair value	$3.16	$1.56

Because the Company had a net operating loss carryforward as of December 31, 2015 and 2016, no tax benefits for the tax deductions related to stock-based compensation expense were recognized in the Company’s consolidated statements of operations. Additionally, there were 376 stock options exercised during the year ended December 31, 2015, and there were no stock option exercises in the corresponding period of 2016.

Management Bonus Plan

On April 2, 2015, the Compensation Committee of the Board of Directors approved the 2015 Management Bonus Plan (the “Management Plan”) outlining maximum target bonuses of the base salaries of certain of the Company’s executive officers.  Under the terms of the Management Plan, the Company’s Chief Executive Officer shall receive a maximum target bonus of up to 50% of his annual base salary, the Chief Financial Officer shall receive a maximum target bonus of up to 35% of his annual base salary and the Company’s Vice President shall receive a maximum target bonus of up to 25% of his annual base salary. During the year ended December 31, 2016 and 2015, the Company accrued and expensed $458,586 and $323,363, respectively related to the Management Plan.

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

On April 4, 2015, in connection with his resignation from the Board, Michael Wick received a one-time restricted stock grant of 2,703 shares under the Incumbent Director Policy.

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
On February 16, 2016, the Compensation Committee of the Board of Directors of the Company approved the following amendments to Company's policy for compensating non-employee members of the Board:

●
The initial equity grant upon first appointment (or election) of future non-employee directors to the Board shall be a 10-year option to purchase 6,757 shares of the Company's common stock, under the Company's Second Amended and Restated 2014 Equity Incentive Plan with 3-year annual vesting and a strike price equal the closing price of the Company's common stock on the effective date of the appointment (or election);

●
The annual cash retainer for each non-employee director, paid quarterly, is increased by $1,000 per calendar quarter to a total of $7,000 per quarter, effective April 1, 2016; and

●
The additional annual cash retainer for the chairperson of each of the Audit, Compensation, and Nominating and Governance Committees, paid quarterly, is increased by $1,000 per calendar year, such that each chairperson retainer shall be as follows, effective April 1, 2016: Audit Committee: $13,000; Compensation Committee: $9,000; Nominating and Governance Committee: $6,000.

On August 25, 2016, the Compensation Committee of the Board of Directors of the Company approved the following amendments to Company's policy for compensating non-employee members of the Board:

●
The initial equity grant upon first appointment (or election) of future non-employee directors to the Board shall be a 10-year option to purchase 25,000 shares of the Company's common stock, under the Company's Second Amended and Restated 2014 Equity Incentive Plan with 3-year annual vesting and a strike price equal to the closing price of the Company's common stock on the effective date of the appointment (or election); and

●
The additional automatic annual option grant to each non-employee director on the date of the Company's annual meeting shall be a 10-year option to purchase 17,500 shares of the Company's common stock, under the Company's Second Amended and Restated 2014 Equity Incentive Plan with 1-year vesting and a strike price equal to the closing price of the Company's common stock on the date of the annual meeting.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following at December 31, 2016:

Common stock reserved for conversion of preferred stock and warrants	8,099,568
Common stock options outstanding	851,375
Authorized for future grant or issuance under the Stock Plan	66,693
Unvested restricted stock	205,478
Total	9,223,114

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

	Years Ended December 31,
	2016	2015
Stock options	851,375	438,248
Preferred stock	2,975,424	3,038,163
Unvested restricted stock	205,478	310,926
Warrants to purchase common stock	5,124,144	974,280
Total	9,156,421	4,761,617

11. Contracts and Agreements

Memorial Sloan Kettering Cancer Center, or MSK
Since 2008 the Company has engaged in various research agreements and collaborations with MSK including licensed rights to cancer vaccines and the blood samples from patients who have been vaccinated with MSK’s cancer vaccines. Total sponsored research contracts outstanding in 2016 amounting to approximately $800,000 in 2016 were approximately 100% complete as of the year ended December 31, 2016. Such sponsored research agreements provide support for preclinical work on the Company’s product development programs. The work includes preparing radioimmunoconjugates of the Company’s antibodies and performing in vitro and in vivo pharmacology studies for our therapeutic antibody product, imaging agent product and radioimmunotherapy product programs.

Life Technologies Licensing Agreement

On September 24, 2015, the Company entered into a licensing agreement with Life Technologies Corporation (“Life Technologies”), a subsidiary of ThermoFisher Scientific.  Under the agreement, MabVax agreed to license certain cell lines from Life Technologies to be used in the production of recombinant proteins for the Company’s clinical trials.  The amount of the contract is for $450,000 and was fully expensed during the year ended December 31, 2015. In each of the years ended December 31, 2015 and 2016, the Company paid $225,000 and $225,000, respectively, related to this contract.

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

Patheon Biologics LLC Agreement
On April 14, 2014, the Company entered into a development and manufacturing services agreement (the “Services Agreement”) with Patheon (f.k.a. Gallus Biopharmaceuticals) to provide a full range of manufacturing and bioprocessing services, including cell line development, process development, protein production, cell culture, protein purification, bio-analytical chemistry and quality control, or QC, testing.  Total amount of the contract is estimated at approximately $3.0 million.  For the years ended December 31, 2016 and 2015, the Company recorded $0 and $2,556,278 of expense, respectively, associated with the Services Agreement. During the third quarter of 2016, the Company negotiated a reduction in the amount previously recorded and owed to Patheon related to manufacturing batches that have failed, resulting in the reduction in R&D expenses of approximately $363,000 during the quarter.
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

On August 25, 2014, the Company was awarded a $1.5 million contract for the Phase II portion of the NCI PET Imaging Agent Grant. The contract is intended to support a major portion of the preclinical work being conducted by the Company, together with its collaboration partner, MSK, to develop a novel Positron Emission Tomography (“PET”) imaging agent for detection and assessment of pancreatic cancer. The total contract amount for Phase I and Phase II was approximately $1,749,000. The Company recorded revenue associated with the NCI PET Imaging Agent Grant as the related costs and expenses were incurred. For the years ended December 31, 2016 and 2015, the Company recorded $148,054 and $1,141,451 of revenue associated with the NCI PET Imaging Agent Grant, respectively. No additional activities are required or planned under the contract and all monies available under the contract have been requested and received.

Juno Therapeutics Option Agreement

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
During the years ended December 31, 2016 and 2015, no revenues had been earned under the Option Agreement.

12. Commitments and contingencies

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

Capital Leases
On March 21, 2016, the Company entered into a lease agreement with ThermoFisher Scientific (“Lessor”). Under the terms of the agreement, the Company agreed to lease two pieces of equipment from the Lessor, a liquid chromatography system and an incubator, totaling in cost $95,656. The term of the lease is five years (60 months), and the monthly lease payment is $1,942. In addition, there is a $1.00 buyout option at the end of the lease term.
Minimum future annual capital lease obligations are as follows as of December 31, 2016:

2017	$23,306
2018	23,306
2019	23,306
2020	23,306
2021	7,769
Less interest	(15,876)
Principal	85,117
Less current portion	(17,004)
Noncurrent portion	$68,113

Operating Leases

In connection with the Merger, the Company recorded a $590,504 contingent lease termination fee, related to the termination of the master lease and sublease of the Porter Drive Facility by MabVax Therapeutics Holdings (f.k.a. Telik, Inc.), which is payable to ARE-San Francisco No. 24 (“ARE”) if the Company receives $15 million or more in additional financing in the aggregate. The additional financing was achieved in 2015 and the termination fee is reflected on the balance sheet as an accrued lease contingency fee.

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

We recognize rent expense on a straight-line basis over the term the lease. Rent expense of $433,397 and $122,236 was recognized in the years ended December 31, 2016 and 2015, respectively.

Minimum future annual operating lease obligations are as follows as of December 31, 2016:

2017	$439,330
2018	452,510
2019	466,085
2020	480,068
2021	494,469
Thereafter	41,306
Total	$2,373,768

13. Income Taxes

During the years ended December 31, 2016 and 2015, the Company did not record a provision or benefit for current or deferred income taxes in the consolidated statement of operations due to its cumulative net losses.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets are as follows as of December 31, 2016 and 2015:

	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$20,169,000	$14,502,000
Tax credits	5,065,000	4,803,000
Accrued expenses and other	2,667,900	1,861,300
Total deferred tax assets	27,901,900	21,166,300
Less valuation allowance	(27,901,900)	(21,166,300)
Net deferred tax assets	$—	$—

The Company has evaluated the available evidence supporting the realization of its gross deferred tax assets, including the amount and timing of future taxable income, and has determined that it is more likely than not that the deferred tax assets will not be realized. Due to such uncertainties surrounding the realization of the Company’s deferred tax assets, the Company maintains a valuation allowance of $27,901,900 against its deferred tax assets as of December 31, 2016. Realization of the deferred tax assets will be primarily dependent upon the Company’s ability to generate sufficient taxable income prior to the expiration of its net operating losses.

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

As of December 31, 2016, the Company had net operating loss carryforwards of approximately $50,576,000 and $50,994,000 for federal and state income tax purposes, respectively. These may be used to offset future taxable income and will begin to expire in varying amounts in 2028 to 2035. The Company also has research and development credits of approximately $525,500 and $6,878,000 for federal and state income tax purposes, respectively. The federal credits may be used to offset future taxable income and will begin to expire at various dates beginning in 2030 through 2035. The state credits may be used to offset future taxable income, and such credits carry forward indefinitely.

The Company is subject to taxation in the U.S. and California jurisdictions. Currently, no historical years are under examination. The Company’s tax years ending December 31, 2016 and 2015 are subject to examination by the U.S. and state taxing authorities due to the carryforward of unutilized net operating losses and research and development credits.

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

The provision for income taxes differs from the amount computed by applying the U.S. federal statutory tax rate (34% in 2016 and 2015) to income taxes as follows:

	2016	2015
Tax benefit computed at 34%	$(6,004,000)	$(6,155,300)
State tax provision, net of federal tax benefit	(989,344)	(1,551,444)
Change in valuation allowance	6,735,600	7,335,300
Other	257,744	371,444
Tax provision (benefit)	$—	$—

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