Form 10-Q
period 2017-03-31
MABVAX THERAPEUTICS HOLDINGS, INC.
filed 2017-05-22
CIK 1109196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,  a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒

The number of shares of common stock outstanding as of May 22, 2017 was 8,708,542.

-i-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
MABVAX THERAPEUTICS HOLDINGS, INC.
Condensed Consolidated Balance Sheets

	March 31, 2017	December 31, 2016
Assets	(Unaudited)	(Note 1)
Current assets:
Cash and cash equivalents	$596,761	$3,979,290
Prepaid expenses	198,756	281,858
Other current assets	10,000	32,830
Total current assets	805,517	4,293,978
Property and equipment, net	686,284	731,712
Goodwill	6,826,003	6,826,003
Other long-term assets	337,240	168,597
Total assets	$8,655,044	$12,020,290
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$1,724,443	$1,137,903
Accrued compensation	704,322	770,592
Accrued clinical operations and site costs	1,596,836	1,218,641
Accrued lease contingency fee	590,504	590,504
Other accrued expenses	403,340	315,034
Interest payable	50,562	51,295
Current portion of notes payable	1,666,667	1,589,661
Current portion of capital lease payable	17,361	17,004
Total current liabilities	6,754,035	5,690,634

Long-term liabilities:
Long-term portion of notes payable, net	2,603,176	2,774,627
Long-term portion of capital lease payable	63,636	68,113
Other long-term liabilities	157,118	144,394
Total long-term liabilities	2,823,930	2,987,134
Total liabilities	9,577,965	8,677,768

Commitments and contingencies

Stockholders’ (Deficit) Equity:
Series D convertible preferred stock, $0.01 par value, 1,000,000 shares authorized, 132,489 shares issued and outstanding with liquidation preference of $1,325	1,325	1,325
Series E convertible preferred stock, $0.01 par value, 100,000 shares authorized, 33,333 shares issued and outstanding with a liquidation preference of $333	333	333
Series F convertible preferred stock, $0.01 par value, 1,559,252 shares authorized, 665,281 shares issued and outstanding with a liquidation preference of $6,653	6,653	6,653
Common stock, $0.01 par value; 150,000,000 shares authorized, 6,316,110 and 6,296,110 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	63,161	62,961
Additional paid-in capital	82,622,722	81,533,511
Accumulated deficit	(83,617,115)	(78,262,261)
Total stockholders’ (deficit) equity	(922,921)	3,342,522
Total liabilities and stockholders’ (deficit) equity	$8,655,044	$12,020,290

See Accompanying Notes to Condensed Consolidated Financial Statements

MABVAX THERAPEUTICS HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues:
Grants	$—	$148,054
Total revenues	—	148,054

Operating costs and expenses:
Research and development	2,818,363	1,700,512
General and administrative	2,273,951	2,651,837
Total operating costs and expenses	5,092,314	4,352,349
Loss from operations	(5,092,314)	(4,204,295)
Interest and other income (expense)	(262,540)	(200,475)
Net loss allocable to common stockholders	$(5,354,854)	$(4,404,770)
Basic and diluted net loss per share	$(0.85)	$(1.12)
Shares used to calculate basic and diluted net loss per share	6,301,666	3,947,053

See Accompanying Notes to Condensed Consolidated Financial Statements

MABVAX THERAPEUTICS HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
For the Three Months Ended March 31, 2017
(Unaudited)

	Series D, E and F Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders' (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2016	831,103	$8,311	6,296,110	$62,961	$81,533,511	$(78,262,261)	$3,342,522
Stock issued for services	—	—	20,000	200	56,400	—	56,600
Stock-based compensation	—	—	—	—	1,032,811	—	1,032,811
Net loss	—	—	—	—	—	(5,354,854)	(5,354,854)
Balance at March 31, 2017	831,103	$8,311	6,316,110	$63,161	$82,622,722	$(83,617,115)	$(922,921)

See Accompanying Notes to Condensed Consolidated Financial Statements

MABVAX THERAPEUTICS HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
	2017	2016

Operating activities
Net loss	$(5,354,854)	$(4,404,770)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	41,823	8,340
Stock-based compensation	1,032,811	1,533,888
Issuance of restricted stock for services	56,600	64,000
Amortization and accretion related to notes payable	111,775	71,547
Increase (decrease) in operating assets and liabilities:
Grant receivable	—	483,924
Other receivables	22,831	—
Prepaid expenses and other	(810)	69,650
Accounts payable	540,413	(1,060,796)
Accrued clinical operations and site costs	378,195	81,949
Accrued compensation	(66,270)	(98,927)
Other accrued expenses	59,849	339,565
Net cash used in operating activities	(3,177,637)	(2,911,630)
Investing activities
Purchases of property and equipment	—	(153,899)
Net cash used in investing activities	—	(153,899)
Financing activities
Cash received from issuance of note payable, net of financing costs	—	4,610,324
Principal payments on note payable	(138,889)	—
Principal payments of financed insurance policies	(61,883)	—
Principal payments on capital lease	(4,120)	—
Net cash (used in) provided by financing activities	(204,892)	4,610,324
Net change in cash and cash equivalents	(3,382,529)	1,544,795
Cash and cash equivalents at beginning of period	3,979,290	4,084,085
Cash and cash equivalents at end of period	$596,761	$5,628,880

Supplemental disclosures of non-cash investing and financing information:
Capital lease in connection with purchases of equipment	$—	$95,656
Purchase of equipment in accounts payable	$—	$109,471
Fair value of warrants issued	$—	$607,338

See Accompanying Notes to Condensed Consolidated Financial Statements

MABVAX THERAPEUTICS HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation

We are a Delaware corporation, originally incorporated in 1988 under the name Terrapin Diagnostics, Inc. in the State of Delaware, and subsequently renamed “Telik, Inc.” in 1998, and thereafter renamed MabVax Therapeutics Holdings, Inc. (“MabVax”) in September 2014. Our principal corporate office is located at 11535 Sorrento Valley Road, Suite 400, San Diego, CA 92121 telephone: (858) 259-9405. On July 8, 2014, we consummated a merger with MabVax Therapeutics, Inc. (“MabVax Therapeutics”), pursuant to which our subsidiary Tacoma Acquisition Corp. merged with and into MabVax Therapeutics, with MabVax Therapeutics surviving as our wholly owned subsidiary. This transaction is referred to as the “Merger.”  Unless the context otherwise requires, references to “we,” “our,” “us,” or the “Company” in this Quarterly Report mean MabVax Therapeutics Holdings, Inc. on a condensed consolidated financial statement basis with our wholly-owned subsidiary following the Merger, MabVax Therapeutics, as applicable. Beginning October 10, 2014, our common stock was quoted on the OTCQB under the symbol “MBVX.” Since August 17, 2016, our common stock has been trading on The NASDAQ Capital Market under the symbol “MBVX.”

The balance sheet data at December 31, 2016, has been derived from audited financial statements at that date. It does not include, however, all the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. The consolidated financial statements as presented reflect certain reclassifications from previously issued financial statements to conform to the current year presentation.

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

MabVax is a clinical stage biopharmaceutical company engaged in the discovery, development and commercialization of proprietary human monoclonal antibody products for the treatment of a variety of cancers. We have discovered a pipeline of human monoclonal antibody products based on the protective immune responses generated by patients who have been vaccinated against targeted cancers with our proprietary vaccines. We have the exclusive license to the vaccines from Memorial Sloan Kettering Cancer Center (“MSK”). We operate in only one business segment.

We have incurred net losses since inception and expect to incur substantial losses for the foreseeable future as we continue our research, development and clinical activities. To date, we have funded operations primarily through government grants, proceeds from the sale of common and preferred stock, the issuance of debt, the issuance of common stock in lieu of cash for services, payments from collaborators, and interest income. The process of developing products will require significant additional research and development, preclinical testing and clinical trials, as well as regulatory approvals. We expect these activities, together with general and administrative expenses, to result in substantial operating losses for the foreseeable future. We will not receive substantial revenue unless we or our collaborative partners complete clinical trials, obtain regulatory approvals and successfully commercialize one or more products; or we license our technology after achieving one or more milestones of interest to a potential partner.

The accompanying unaudited condensed consolidated financial statements were prepared using GAAP for interim financial information and the instructions to Regulation S-X. While these statements reflect all normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of the interim period, they do not include all information or notes required by GAAP for annual financial statements and should be read in conjunction with the Audited Financial Statements of MabVax Therapeutics Holdings, Inc. for the year ended December 31, 2016, filed in our Annual Report on Form 10-K on March 1, 2017.

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

In August 2016, the FASB issued ASU No. 2016-15 (“ASU 2016-15”), “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” The standard provides guidance on eight (8) cash flow issues: (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon bonds; (3) contingent consideration payments after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies; (6) distributions received from equity method investees; (7) beneficial interests in securitization transactions; and (8) separately identifiable cash flows and application of the predominance principle. ASU 2016-15 addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 with early adoption permitted. We expect the adoption of this new standard will not have a material impact on our condensed consolidated financial statements.

Management believes that any other recently issued, but not yet effective, accounting standards if currently adopted would not have a material effect on the accompanying condensed consolidated financial statements.

2. Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $5,354,854, net cash used in operating activities of $3,177,637, net cash used in investing activities of $0, and net cash used by financing activities of $204,892 for the three months ended March 31, 2017. As of March 31, 2017, the Company had $596,761 in cash and cash equivalents, a working capital deficit of $5,948,518, an accumulated deficit of $83,617,115, and a stockholders’ deficit of $922,921.

On January 15, 2016, we and Oxford Finance LLC, as collateral agent and lender, entered into a Loan and Security Agreement providing for senior secured term loans to the Company in an aggregate principal amount of up to $10,000,000, subject to the terms and conditions set forth in the Loan Agreement (the “January 2016 Term Loan”).  On January 15, 2016, the Company received an initial loan of $5,000,000 under the Loan Agreement, before fees and issuance costs of approximately $390,000. The option to draw the second $5,000,000 expired on September 30, 2016.

On March 31, 2017, we and Oxford Finance LLC, signed a First Amendment to Loan and Security Agreement (“Amendment”), providing that the payment of principal of $138,889 on the January 2016 Term Loan that otherwise would have been due on the Amortization Date of April 1, 2017, will be due and payable on May 1, 2017 along with any other payment of principal due on May 1, 2017. We are obligated to pay a fully earned and non-refundable amendment fee of $15,000 to the Collateral Agent. On May 1, 2017, we paid the principal that was due on May 1, 2017, along with the $15,000 amendment fee.

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

On May 3, 2017, we sold 850 shares of 0% Series H Convertible Preferred Stock, or the Series H Preferred Stock, at a stated value of $1,000 per share, representing an aggregate of $850,000 in a private placement (the “May 3rd Private Placement”), to certain existing investors. The shares of Series H Preferred Stock are convertible into shares of common stock based on a conversion calculation equal to the stated value of the Series H Preferred Stock, plus all accrued and unpaid dividends (the “Base Amount”), if any, on such Series H Preferred Stock, as of such date of determination, divided by the conversion price. The stated value of each share of Series H Preferred Stock is $1,000 and the initial conversion price is $1.75 per share, each subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar events. This financing is discussed in further detail in Note 12, Subsequent Events.

On May 19, 2017, we closed a public offering of 1,342,858 shares of common stock and 1,000,000 shares of newly designated 0% Series G Convertible Preferred Stock (the “Series G Preferred Stock”), at $1.75 per share of common stock and Series G Preferred Stock (the “May 2017 Public Offering”).  The Series G Preferred Stock is initially convertible into 1,000,000 shares of common stock, subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar events, to certain existing investors in the offering who, as a result of their purchases of common stock, would hold in excess of 4.99% of our issued and outstanding common stock, and elect to receive shares of our Series G Preferred Stock. We received $4,100,000 in gross proceeds, before underwriting discounts and commissions and offering expenses totaling $667,875. The May 2017 Public Offering is described in more detail in Note 12, Subsequent Events.

We anticipate that the Company will continue to incur net losses into the foreseeable future as we: (i) continue our Phase I clinical trial for our standalone therapeutic HuMab 5B1, designated as MVT-5873 that was initiated in the first quarter of 2016; (ii) continue our Positron Emission Tomography (“PET”) imaging agent 89Zr-HuMab-5B1, designated as MVT-2163 that was initiated in July 2016; (iii) initiate our clinical trial for the development of our HuMab-based radioimmunotherapy, or RIT, product, designated as MVT-1075; (iv) continue preclinical work on follow-on antibody programs; and (iv) continue operations as a public company. Based on receipt of $850,000 from our May 3rd Private Placement, closing of the May 2017 Public Offering for $4.1 million, and management’s plans for continuing to develop our existing pipeline of products, and without any other additional funding or receipt of payments from potential licensing agreements, we expect we will have sufficient funds to meet our obligations through August 2017. These conditions give rise to substantial doubt as to the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We plan to continue to fund the Company’s losses from operations and capital funding needs through equity or debt financings, strategic collaborations, licensing arrangements, government grants or other arrangements. However, we cannot be sure that such additional funds will be available on reasonable terms, or at all. If we are unable to secure adequate additional funding, we may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. In addition, if the Company does not meet its payment obligations to third parties as they come due, it may be subject to litigation claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management. Any of these actions could materially harm the Company’s business, results of operations, and prospects.

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

4. Fair value of financial instruments

Our financial instruments consist of cash and cash equivalents, grants receivable and accounts payable, all of which are generally considered to be representative of their respective fair values because of the short-term nature of those instruments.

5. Convertible Preferred Stock, Common Stock and Warrants

Dividends on Preferred Stock

We immediately recognize the changes in the redemption value on preferred stock as they occur and the carrying value of the security is adjusted to equal what the redemption amount would be as if redemption were to occur at the end of the reporting date based on the conditions that exist as of that date.

No dividends were ever declared by our Board of Directors since our inception on any series of convertible preferred stock.

Series D Preferred Stock

As of March 31, 2017, and December 31, 2016, there were 132,489 shares of Series D convertible preferred stock (“Series D Preferred Stock”) issued and outstanding that are convertible into an aggregate of 1,790,392 shares of common stock. The Series D Preferred Stock had been issued on March 25, 2015, to certain holders of the Company’s Series A-1 Preferred Stock and Merger warrants (the “Series A-1 Exchange Securities”) and holders of the Company’s Series B Preferred Stock and Series B warrants (the “Series B Exchange Securities” and, collectively with the Series A-1 Exchange Securities, the “Exchange Securities”), all previously issued by the Company. Pursuant to the exchange agreements, the holders exchanged the Exchange Securities and relinquished any and all other rights they may have had pursuant to the Exchange Securities, their respective governing agreements and certificates of designation, including any related registration rights, in exchange for an aggregate of 342,906 shares of the Company’s common stock and an aggregate of 238,156 shares of the Company’s newly designated Series D Preferred Stock, convertible into 3,218,325 shares of common stock.

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

Series E Preferred Stock

As of March 31, 2017, and December 31, 2016, there were 33,333 shares of Series E convertible preferred stock (“Series E Preferred Stock”) issued and outstanding, convertible into 519,751 shares of common stock.

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

Series F Preferred Stock

As of March 31, 2017, and December 31, 2016, there were 665,281 shares of Series F Preferred Stock issued and outstanding, convertible into 665,281 shares of common stock. In the event of a liquidation, dissolution or winding up of the Company, each share of Series F Preferred Stock will be entitled to a per share preferential payment equal to the par value.

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

Warrants Issued in Connection with April 2015 Private Placement

As of March 31, 2017, and December 31, 2016, there were warrants to purchase 805,361 shares of common stock that were outstanding that were remaining from our private offering in March and April 2015 (the “April 2015 Private Placement) in which we sold $8,546,348 worth of units (the “Units”), net of $668,150 in issuance costs, of which $2,500,000 of the Units consisted of Series E Preferred Stock and the balance consisted of 1,660,271 shares of common stock, together with warrants to all investors to purchase 1,055,361 shares of common stock at $11.10 per share.  Each Unit was sold at a purchase price of $5.55 per Unit. OPKO Health, Inc., the lead investor in the April 2015 Private Placement, purchased $2,500,000 worth of Units consisting of all of the shares of the Series E Preferred Stock. The warrants are exercisable upon issuance and expire October 10, 2017, and may be exercised for cash or on a cashless basis. The warrant exercise price is subject to certain adjustments including stock splits, dividends and reverse-splits. The Company is prohibited from effecting the exercise of the warrants to the extent that, as a result of such exercise, the holder beneficially would own more than 4.99% in the aggregate, of the issued and outstanding shares of the Company’s common stock calculated immediately after giving effect to the issuance of shares of common stock upon the exercise of the warrants. Investor rights of participation in future financings by the Company expired on April 10, 2017. The warrants are not listed on any securities exchange or other trading market.

Warrants Issued in Connection with October 2015 Public Offering

As of March 31, 2017, and December 31, 2016, there were warrants to purchase 168,919 shares of common stock that were outstanding that we issued in connection with our public offering on October 5, 2015, which consisted of 337,838 shares of common stock and warrants to purchase 168,919 shares of common stock, at an offering price of $8.14 per share.  For every two shares of common stock sold, the Company issued one warrant to purchase one share of common stock.  We received $2,750,000 in gross proceeds, before underwriting discounts and commissions and offering expenses totaling approximately $586,608. The shares and warrants were separately issued and sold in equal proportions. The warrants are immediately exercisable, expire September 30, 2018, and have an exercise price of $9.77 per share.  The warrants are not listed on any securities exchange or other trading market.

August 2016 Public Offering

On August 22, 2016, we closed a public offering of 1,297,038 shares of common stock and 665,281 shares of Series F preferred stock, and warrants to purchase 1,962,319 shares of common stock at $5.55 per share and warrants to purchase 1,962,319 shares of common stock at $6.29 per share, at an offering price of $4.81 per share.  For every one share of common stock or Series F preferred stock sold, we issued one warrant to purchase one share of common stock at $5.55 per share and one warrant to purchase one share of common stock at $6.29 per share.  We received $9,438,753 in gross proceeds, before underwriting discounts and commissions and offering expenses totaling $871,305. The gross proceeds include the underwriter’s over-allotment option, which it exercised on the closing date.

Consultant Grants

On January 13, 2016, the Board of Directors approved the issuance of 13,514 shares of restricted stock valued at $64,000 to a consultant for advisory services to the Company.

On February 10, 2017, the Company entered into a consulting agreement with MDM Worldwide, pursuant to which MDM Worldwide shall provide investor relations services to the Company in consideration for an immediate grant of 20,000 shares of the Company’s common stock and a monthly cash retainer of $10,000 a month for ongoing services for a period of one year. As the shares granted were fully vested upon grant and the Company has no legal recourse to recover the shares in the event of nonperformance, the Company recognized the grant date fair value of the 20,000 shares or $56,600, as investor relations expense upon grant during the first quarter of 2017.

On March 7, 2017, the Company entered into a consulting agreement with Jenene Thomas Communications, pursuant to which Jenene Thomas Communications shall provide investor relations services to the Company. In consideration for the services, which begin on April 1, 2017, we will pay a monthly cash retainer of $12,500. Additionally, we issued 20,000 restricted shares of common stock on April 1, 2017, to be vested at 5,000 per quarter over the four quarters of services under the agreement beginning April 1, 2017. The shares granted vest over a one-year period over which the services are performed and, as such, will be amortized over the same period beginning in April 1, 2017.

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

On March 31, 2017, we and Oxford Finance, LLC signed a First Amendment to Loan and Security Agreement (“Amendment”), providing that the payment of principal on the January 2016 Term Loan that otherwise would have been due on the Amortization Date will be due and payable on May 1, 2017 along with any other payment of principal due on May 1, 2017. We are obligated to pay a fully earned and non-refundable amendment fee of $15,000 to the Collateral Agent. On May 1, 2017, we paid the principal due on May 1, 2017, along with the $15,000 amendment fee.

The Company was in compliance with all applicable covenants set forth in the Loan Agreement as of March 31, 2017.

The Company recorded interest expense related to the Loan Agreement of $156,657 and $128,929 for the three months ended March 31, 2017 and March 31, 2016, respectively. The annual effective interest rate on the note payable, including the amortization of the debt discounts and accretion of the final payment, but excluding the warrant amortization, is approximately 13.5% as of March 31, 2017 and 2016.

Future principal payments under the Loan Agreement as of March 31, 2017 are as follows:

Years ending December 31:
2017 (remaining)	$1,388,887
2018	1,666,667
2019	1,666,667
2020	138,889
Notes payable, balance as of March 31, 2017	4,861,110
Unamortized discount on notes payable	(591,267)
Notes payable, balance as of March 31, 2017	4,269,843
Current portion of notes payable	(1,666,667)
Non-current portion of notes payable	$2,603,176

7. Related Party Transactions

On April 1, 2016, the Company entered into a two-year consulting agreement with Jeffrey Ravetch, M.D., Ph.D., a Board member, for work beginning January 1, 2016 through December 31, 2017, at a rate of $100,000 a year, in support of scientific and technical advice on the discovery and development of technology and products for the Company primarily related to monoclonal antibodies, corporate development, and corporate partnering efforts.  In April 2016, the Company paid Dr. Ravetch $100,000 for services to be performed in 2016, and will pay quarterly thereafter beginning January 1, 2017. During the three months ended March 31, 2017, the Company recorded $25,000 in consulting expenses, as part of general and administration expenses, related to this agreement.

On November 3, 2016, the Company granted 17,500 stock options to Jeffrey Ravetch, M.D., Ph.D., a member of the board of directors, for his ongoing consulting services to the Company. The option award vests over a three-year period. During the three months ended March 31, 2017, the Company recognized $3,826 of stock-based compensation expense, as part of general and administration expenses, related to this option grant.

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
●
On September 22, 2016, the Board of Directors ratified an automatic increase in the number of shares reserved for issuance under the Plan, increasing the total shares reserved from 1,129,837 to 1,208,307 shares of common stock, under the annual evergreen provision for the Plan, plus a fixed amount of 30,946.
●
On January 1, 2017, the Board of Directors ratified an automatic increase in the number of shares reserved for issuance under the Plan, effective January 1, 2017, increasing the total shares reserved from 1,208,307 to 2,159,352 shares of common stock, under the annual evergreen provision for the Plan , plus a fixed amount of 30,946.
●
On April 30, 2017, the Board of Directors approved a proposal to increase in the number of shares reserved for issuance under the Plan, subject to approval by the Company’s stockholders at its annual meeting to be held on June 12, 2017, increasing the total shares reserved under the Plan from 2,128,406 (including the fixed amount of 30,946) to 4,128,406, and increasing the number of shares that may be granted to any participant in any fiscal year to 900,000, from 405,406.

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

We use the Black-Scholes model to estimate the fair value of stock options granted. The expected term of stock options granted represents the period of time that we expect them to be outstanding. For the three months ended March 31, 2017 and 2016, the following valuation assumptions were used:

	2017	2016
Risk-free interest rate	1.5 to 2.0%	1.2 to 1.4%
Dividend yield	0%	0%
Expected volatility	85 to 73%	82 to 84%
Expected life of options, in years	1.4 to 6.0	1.0 to 6.0
Weighted average grant date fair value	$2.2	$2.97

Total estimated stock-based compensation expense, related to all the Company’s stock-based payment awards recognized under ASC 718, “Compensation—Stock Compensation” was comprised of the following:

	Three Months Ended March 31,
	2017	2016
Research and development	$320,675	$303,624
General and administrative	712,136	1,230,264
Total stock-based compensation expense	$1,032,811	$1,533,888

 Stock-based Award Activity

The following table summarizes the Company’s stock option activity during the three months ended March 31, 2017:

	Options Outstanding	Weighted-Average Exercise Price
Outstanding at December 31, 2016	851,375	$10.94
Granted	746,690	3.09
Exercised	—	—
Forfeited/cancelled/expired	—	—
Outstanding and expected to vest at March 31, 2017	1,598,065	$7.27
Vested and exercisable at March 31, 2017	228,606	$14.35

The total unrecognized compensation cost related to unvested stock option grants as of March 31, 2017, was $4,009,153 and the weighted average period over which these grants are expected to vest is 2.32 years. The weighted average remaining contractual life of stock options outstanding at March 31, 2017 and 2016 is 9.15 and 9.19 years, respectively.

During the first three months of 2017, the Company granted 746,690 options to officers and employees with a weighted average exercise price of $3.09 and vesting over a three-year period with vesting starting at the one-year anniversary of the grant date.  During the first three months of 2016, the Company granted 181,892 options to officers and employees with a weighted average exercise price of $5.62.

Stock options granted to employees generally vest over a three-year period with one third of the grants vesting at each one-year anniversary of the grant date.

Because the Company had a net operating loss carryforward as of March 31, 2017, no tax benefits for the tax deductions related to stock-based compensation expense were recognized in the Company’s condensed consolidated statements of operations. Additionally, no stock options were exercised in the three months ended March 31, 2017 and 2016.

A summary of activity related to restricted stock grants under the Plan for the quarter ended March 31, 2017 is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2016	205,478	$16.84
Granted	—	—
Vested	—	—
Forfeited	—	—
Non-vested at March 31, 2017	205,478	$16.84

As of March 31, 2017, there were 205,478 nonvested restricted stock units remaining outstanding.

As of March 31, 2017, and 2016, unamortized compensation expense related to restricted stock grants granted in 2015 amounted to $1,696,332 and $3,415,151, respectively, which is expected to be recognized over a weighted average period of 1.02 and 2.02 years, respectively.

Management Bonus Plan

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

Common stock reserved for future issuance

Common stock reserved for future issuance consists of the following at March 31, 2017:

Common stock reserved for conversion of preferred stock and warrants	8,099,568
Common stock options outstanding	1,598,066
Authorized for future grant or issuance under the Stock Plan	271,048
Unvested restricted stock	205,478
Total	10,174,160

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

	As of March 31,
	2017	2016
Stock options	1,598,066	607,528
Preferred stock	2,975,424	2,927,325
Unvested restricted stock	205,478	310,926
Warrants to purchase common stock	5,124,144	1,199,505
Total	9,903,112	5,045,284

10. Contracts and Agreements

Memorial Sloan Kettering Cancer Center, or MSK

Since 2008 the Company has engaged in various research agreements and collaborations with MSK including licensed rights to cancer vaccines and the blood samples from patients who have been vaccinated with MSK’s cancer vaccines. Total sponsored research contracts outstanding in 2016 amounting to approximately $800,000 in 2016 were 100% complete as of the year ended December 31, 2016. Such sponsored research agreements provide support for preclinical work on the Company’s product development programs. The work includes preparing radioimmunoconjugates of the Company’s antibodies and performing in vitro and in vivo pharmacology studies for our therapeutic antibody product, imaging agent product and radioimmunotherapy product programs. For the three months ended March 31, 2017, there were no expenses incurred related to these contracts.

Life Technologies Licensing Agreement

On September 24, 2015, the Company entered into a licensing agreement with Life Technologies Corporation, a subsidiary of ThermoFisher Scientific.  Under the agreement MabVax agreed to license certain cell lines from Life Technologies Corporation to be used in the production of recombinant proteins for the Company’s clinical trials.  The amount of the contract is for $450,000 and was fully expensed during 2015.  This agreement was fully paid as of December 31, 2016. For the three months ended March 31, 2017, and 2016, the Company recorded no expenses associated with the agreement.

 Rockefeller University Collaboration

In July 2015, the Company entered into a research collaboration agreement with Rockefeller University's Laboratory of Molecular Genetics and Immunology. The Company provided antibody material to Rockefeller University, which is exploring the mechanism of action of constant region (Fc) variants of the HuMab 5B1 in the role of tumor clearance. The Company may supply additional research materials if requested by the University, which is evaluating ways to optimize the function. For the three months ended March 31, 2017, and 2016, the Company recorded no expenses associated with the agreement.

 Patheon Biologics LLC Agreement

 On April 14, 2014, the Company entered into a development and manufacturing services agreement with Patheon (f.k.a. Gallus Biopharmaceuticals) to provide a full range of manufacturing and bioprocessing services, including cell line development, process development, protein production, cell culture, protein purification, bio-analytical chemistry and QC testing.  Total amount of the contract is estimated at approximately $3.0 million.  For the three months ended March 31, 2017 and 2016, the Company recorded no expenses associated with the agreement.

NCI PET Imaging Agent Grant

In September 2013, the NCI awarded the Company a SBIR Program Contract to support the Company’s program to develop a PET imaging agent for pancreatic cancer using a fragment of the Company’s 5B1 antibody (the “NCI PET Imaging Agent Grant”). The project period for Phase I of the grant award of approximately $250,000 covered a nine-month period, which commenced in September 2013 and ended in June 2014.

On August 25, 2014, the Company was awarded a $1.5 million contract for the Phase II portion of the NCI PET Imaging Agent Grant. The contract is intended to support a major portion of the preclinical work being conducted by the Company, together with its collaboration partner, MSK, to develop a novel Positron Emission Tomography (“PET”) imaging agent for detection and assessment of pancreatic cancer. The total contract amount for Phase I and Phase II was approximately $1,749,000. The Company recorded revenue associated with the NCI PET Imaging Agent Grant as the related costs and expenses were incurred. For the three-month periods ended March 31, 2017 and 2016, the Company recorded $0 and $148,054 of revenue associated with the NCI PET Imaging Agent Grant, respectively.

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

Minimum future annual capital lease obligations are as follows as of March 31, 2017:

2017 (remaining)	$17,480
2018	23,306
2019	23,306
2020	23,306
2021	7,769
Less interest	(14,170)
Principal	80,997
Less current portion	(17,361)
Noncurrent portion	$63,636

Operating Leases

In connection with the Merger, the Company recorded a $590,504 contingent lease termination fee, in connection with the termination by MabVax (f.k.a. Telik, Inc.) of the master lease and sublease of 3165 Porter Drive in Palo Alto, California, which is payable to ARE-San Francisco No. 24, if the Company receives $15 million or more in additional financing in the aggregate. The additional financing was achieved in 2015 and the termination fee is reflected on the condensed consolidated balance sheet as an accrued lease contingency fee.

On September 2, 2015, the Company entered into a lease (the “Lease”) with AGP Sorrento Business Complex, L.P., for certain premises of office and laboratory space in buildings located at 11535 Sorrento Valley Rd., San Diego, California, to serve as the Company’s corporate offices and laboratories (the “New Premises”).  Because certain tenant improvements needed to be made to the New Premises before the Company could take occupancy, the term of the Lease did not commence until the New Premises were ready for occupancy, which was on February 4, 2016.  The Lease terminates six years after such term commencement date, unless earlier terminated in accordance with the Lease. Pursuant to the terms of the Lease, the monthly base rent is $35,631, subject to annual increases as set forth in the Lease.

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

The Company recognized rent expense on a straight-line basis over the term of the lease. Rent expense was $115,238 and $87,683 during the quarters ended March 31, 2017 and 2016, respectively.

Minimum future annual operating lease obligations are as follows as of March 31, 2017:

2017 (remaining)	$330,299
2018	451,409
2019	464,951
2020	478,900
2021	493,267
Thereafter	82,612
Total	$2,301,438

12. Subsequent Events

May 2017 Private Placement – On May 3, 2017, we entered into separate subscription agreements with accredited investors pursuant to which we sold an aggregate of $850,000, or 850 shares, of Series H Preferred Stock, at a stated value of $1,000 per share. The shares of Series H Preferred Stock are convertible into shares of common stock based on a conversion calculation equal to the stated value of the Series H Preferred Stock, plus all accrued and unpaid dividends (the “Base Amount”), if any, on such Series H Preferred Stock, as of such date of determination, divided by the conversion price. The initial conversion price is $1.75 per share, each subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar events.

In the event of a liquidation, dissolution or winding up of the Company, each share of Series H Preferred Stock will be entitled to a per share preferential payment equal to the Base Amount. All shares of our capital stock will be junior in rank to Series H Preferred Stock with respect to the preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding-up of the Company other than Series A through G Preferred Stock. The holders of Series H Preferred Stock will be entitled to receive dividends if and when declared by our board of directors. The Series H Preferred Stock shall participate on an “as converted” basis, with all dividends declared on our common stock.  In addition, if we grant, issue or sell any rights to purchase our securities pro rata to all our record holders of our common stock, each holder will be entitled to acquire such securities applicable to the granted purchase rights as if the holder had held the number of shares of common stock acquirable upon complete conversion of all Series H Preferred Stock then held.

We are prohibited from effecting a conversion of the Series H Preferred Stock to the extent that, as a result of such conversion, the holder would beneficially own more than 4.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the Series H Preferred Stock, which beneficial ownership limitation may be increased by the holder up to, but not exceeding, 9.99%. Each holder is entitled to vote on all matters submitted to stockholders of the Company, and shall have the number of votes equal to the number of shares of common stock issuable upon conversion of such holder’s Series H Preferred Stock, but not in excess of the beneficial ownership limitations.

The shares were offered and sold solely to “accredited investors” in reliance on the exemption from registration afforded by Rule 506 of Regulation D and Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). On the closing date, we entered into registration rights agreements with each of the investors, pursuant to which we agreed to undertake to file a registration statement to register the resale of the shares within thirty (30) days following the closing date, to cause such registration statement to be declared effective by the Securities and Exchange Commission within sixty (60) days of the closing date and to maintain the effectiveness of the registration statement until all of such shares have been sold or are otherwise able to be sold pursuant to Rule 144 under the Securities Act, without any restrictions.

On May 10, 2017, we entered into exchange agreements (the “Exchange Agreements”) with each of the holders (the “Holders”) of our Series H Preferred Stock representing an aggregate of $850,000 of our Series H Preferred Stock (the “Exchange Securities”) with such exchange to be effective on the closing of our May 2017 Public Offering. Prior to the closing of the May 2017 Public Offering, we and the holders rescinded and cancelled the Exchange Agreements and they have no force and effect and no transaction contemplated by the Exchange Agreements was consummated.

Series G Preferred Stock – On May 15, 2017, the Company filed a Certificate of Designations, Preferences and Rights of the 0% Series G Convertible Preferred Stock (the “Certificate of Designations”) with the Delaware Secretary of State, designating 5,000,000 shares of preferred stock as 0% Series G Convertible Preferred Stock (the “Series G Preferred Stock”).

The shares of Series G Preferred Stock are convertible into shares of common stock based on a conversion calculation equal to the stated value of the of such Series G Preferred Stock, plus all accrued and unpaid dividends, if any, on such Series G Preferred Stock, as of such date of determination, divided by the conversion price. The stated value of each share of Series G Preferred Stock is $1.75 and the initial conversion price is $1.75 per share, each subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar events. In the event of a liquidation, dissolution or winding up of the Company, each share of Series G Preferred Stock will be entitled to a per share preferential payment equal to the par value. All shares the Company’s capital stock will be junior in rank to Series G Preferred Stock with respect to the preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding-up of the Company, except for the Company’s Series D Preferred Stock, Series E Preferred Stock, and Series H Preferred Stock.

The holders of Series G Preferred Stock will be entitled to receive dividends if and when declared by the Company’s board of directors. The Series G Preferred Stock shall participate on an “as converted” basis, with all dividends declared on the Company’s common stock. In addition, if the Company grants, issues or sells any rights to purchase its securities pro rata to all its record holders of its common stock, each holder will be entitled to acquire such securities applicable to the granted purchase rights as if the holder had held the number of shares of common stock acquirable upon complete conversion of all Series G Preferred Stock then held.

The Company is prohibited from effecting a conversion of the Series G Preferred Stock to the extent that, as a result of such conversion, the holder would beneficially own more than 4.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the Series G Preferred Stock, which beneficial ownership limitation may be increased by the holder up to, but not exceeding, 9.99%. Each holder is entitled to vote on all matters submitted to stockholders of the Company, and shall have the number of votes equal to the number of shares of common stock issuable upon conversion of such holder’s Series G Preferred Stock, but not in excess of the beneficial ownership limitations.

May 2017 Public Offering – On May 19, 2017, we closed a public offering of 1,342,858 shares of common stock and 1,000,000 shares of newly designated 0% Series G Convertible Preferred Stock, or Series G Preferred Stock, at $1.75 per share of common stock and Series G Preferred Stock.  The Series G Preferred Stock is initially convertible into 1,000,000 shares of common stock, subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar events and was purchased by certain existing investors of the Company who, as a result of their purchases of common stock, would hold in excess of 4.99% of our issued and outstanding common stock. We received $4,100,000 in gross proceeds, before underwriting discounts and commissions and offering expenses totaling $667,875.

The May 2017 Public Offering was consummated pursuant to an underwriting agreement (the “Underwriting Agreement”) that we signed on May 15, 2017, with Laidlaw & Company (UK) Ltd. (“Laidlaw”), as underwriter (the “Underwriter”) pursuant to which, among other things, we agreed to issue and sell to the Underwriter, and the Underwriter agreed to purchase from us, in an underwritten public offering, an aggregate of 1,342,858 shares of common stock and 1,000,000 shares of Series G Preferred Stock. We have granted the Underwriters an option for a period of up to 45 days from the date of our prospectus to purchase up to an aggregate of 201,428 additional shares of our common stock at the public offering price of $1.75 per share, less the underwriting discount, solely to cover overallotments.

In connection with the May 2017 Public Offering, we agreed with the lead investor of the August 2016 Public Offering (the “Lead Investor”) pursuant to a Letter Agreement, dated May 18, 2017, to issue 2,900,000 shares of common stock (the “Inducement Shares”) to the investors in the August 2016 Public Offering (the “August 2016 Investors”), as incentive shares to those investors to make a minimum required investment in this public offering of at least 50% of their investment in the $9.4 million August 2016 Public Offering, or the Minimum Required Investment, and who still hold 100% of the shares of common stock previously acquired. Such August 2016 Investors shall be entitled to receive their pro rata share of 2,900,000 shares, after the Lead Investor in this offering receives the first 10%. For the August 2016 Investors who purchased Series F Preferred Stock and made the Minimum Required Investment and who still held 100% of the shares of Series F Preferred Stock at the closing of the May 2017 Public Offering, they may, instead of receiving a pro rata share of the 2,610,000 shares remaining after the Lead Investor receives the first 290,000 shares, elect to receive their Inducement Shares in the form of a new series I convertible preferred Stock (the “Series I Preferred Stock”) to be created with similar rights as currently exist in the Series G Preferred Stock. The stated value of each share of Series I Preferred Stock will be $1.75 and the initial conversion price will be $1.75 per share, each subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar events. In the event of a liquidation, dissolution or winding up of the Company, each share of Series I Preferred Stock will be entitled to a per share preferential payment equal to the par value, or $0.01 per share. All shares of the Company’s capital stock will be junior in rank to the Series I Preferred Stock at the time of creation, with respect to the preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding-up of the Company, except for the Company’s Series D Preferred Stock, Series E Preferred Stock, Series G Preferred Stock, and Series H Preferred Stock.

Also in connection with the May 2017 Public Offering, for these August 2016 Investors to receive the Inducement Shares, each of them must also agree to the cancellation of the warrants issued to them in the August 2016 Public Offering. Investors in the Company’s 2015 private offering that invest at least 25% of their original investment from such private financing in the May 2017 Public Offering and still hold 100% of their common stock or Series E preferred stock from the private 2015 financing also must agree to amend the terms of their outstanding warrants that currently have an exercise price of $11.10 per share, such that the amended warrants shall have an exercise price of $2.00 per share and no cashless exercise feature (as amended, the “Inducement Amended Warrants”). The Company agreed with the Lead Investor to register for resale on a registration statement all the Inducement Shares and shares of common stock underlying the Inducement Amended Warrants, and to issue the Inducement Shares to each investor meeting the investment and ownership terms described above.

Based on the closing of the Offering, and election of certain prior investors who made the Minimum Required Investment and elect to take Series I Preferred Stock upon its creation, 931,336 Inducement Shares of common stock were reserved for issuance and 1,968,664 Inducement Shares were reserved for issuance in the form of Series I Preferred Stock that will be created following the closing of the May 2017 Public Offering and will be issued following verification with each investors that the terms of the Inducement Shares have been met.

Letter Agreement Dated May 15, 2017 – As a condition to the Lead Investor leading an investment in the May 2017 Public Offering, including the requirement that we offer incentive shares to August 2016 Investors who participate in making the Minimum Required Investment in the May 2017 Public Offering, we have agreed to the following:

Board Nomination
The Company shall nominate one candidate to the Board of Directors of the Company acceptable to the holder of a majority of the Series G Preferred Stock by December 31, 2017, and two current Board members will resign.

Executive Hire	The Company shall hire a new C-level executive in a leadership role by July 15, 2017.

Board Compensation
The Company is obligated to issue an aggregate of 1,050,000 options to certain employees and members of the Board, at a price not less than $2.00 per share, and 50,000 options to each other Board member at the current market price in connection with this offering. The options shall be issued pursuant to the Company’s option plan and are subject to the requisite approvals and subject to availability under the plan. To the extent we need to increase the number of shares available under such plan, we will need the approval of our board and stockholders.  All board fees will be waived for 2017.

Funds Held in Escrow	$500,000 of the funds from this offering will be held in escrow and released to one or more investor relations services acceptable to the Company following the closing of this offering.

Additionally we granted the Lead Investor in the May 2017 Public Offering certain rights to approve future (i) issuances of our securities, (ii) equity or debt financings and (iii) sales of any development product assets currently held by us, subject to certain exceptions, if such securities are sold at price below $2.50 per share and for as long as the Lead Investor in the offering holds 50% or more of the shares of Series G Preferred Stock purchased by the Lead Investor in this offering (the “May 2017 Consent Right”). All other prior consent rights of the Lead Investor have been superseded by the May 2017 Consent Right.

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

The forward-looking statements included herein are based on current expectations that involve several risks and uncertainties set forth under “Risk Factors” in our Annual Report on Form 10-K as of and for the year ended December 31, 2016, Part II, Section 1A, herein, and other periodic reports filed with the United States Securities and Exchange Commission (“SEC”). Accordingly, to the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company’s actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements and thus you should not unduly rely on these statements.

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

During the three months ended March 31, 2017, our loss from operations was $5,092,314 and our net loss was $5,354,854. Net cash used in operating activities for the three months ended March 31, 2017 was $3,177,637, cash and cash equivalents and working capital deficit as of March 31, 2017 were $596,761 and $5,948,518, respectively.  As of March 31, 2017, we had an accumulated deficit of $83,617,115 and a stockholders’ deficit of $922,921.

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

Reverse Stock Split and Listing on NASDAQ

On August 16, 2016, we filed a certificate of amendment to our Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware in order to effectuate a reverse stock split of our issued and outstanding common stock on a 1 for 7.4 basis, effective on August 16, 2016. The reverse split was effective with The Financial Industry Regulatory Authority (FINRA), and the Company’s common stock began trading on The NASDAQ Capital Market at the open of business on August 17, 2016. All share and per share amounts, and number of shares of common stock into which each share of preferred stock will convert, in the financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to the Listing Reverse Split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in capital.

Our Clinical Development Programs and Plans for 2017

MVT-5873 – for the Treatment of Pancreatic Cancer

In our progress report released in November 2016, we stated that the safety of our HuMab-5B1 antibody designated as MVT-5873 had been established at three incremental dose levels in our phase I clinical trial. The purpose of this phase I clinical trial, initiated in February 2016, is to establish safety and tolerability, and to determine the recommended phase II dose for patients with locally advanced and metastatic pancreatic cancer or other malignancies expressing the same cancer antigen known as CA19-9. Patients entering this part of the trial were stage three and stage four cancer patients who had failed all previous treatments, and had progressive disease.

Study protocol allows patients to remain on therapy beyond the initial 28-day treatment and safety assessment cycle based on acceptable dose tolerability and investigator assessment of continued benefit from the treatment. Every second treatment cycle the investigator assesses disease status using RECIST 1.1 measurement criteria to evaluate tumor response rate and duration of response.

              After establishing the current dosage safety level for MVT-5873 in Part 1 of the trial, we were able to initiate part 2 of our phase I study. Part 2 combines MVT-5873 with a standard of care chemotherapy regimen in newly diagnosed treatment naïve patients. The dosage levels established in our MVT-5873 monotherapy trial also have cleared all subsequent dose levels utilized in our Phase I clinical study of MVT-2163 as an immuno-PET imaging agent as well as the dose levels planned for our clinical study of our radioimmunotherapy product MVT-1075 that combines MVT-5873 with a radioactive substance.

              Recent progress – As of April 2017, we had enrolled 29 patients in Part 1 of our phase I trial at three clinical sites. Twenty-five patients are currently evaluable. We have seen an efficacy signal from early study results primarily in patients who enter the trial with CA19-9 levels below 2,500 U/ml. In this group of patients, we observed that the first cycle of treatment with MVT-5873 reduces CA19-9 levels by 95% or more and close to normal levels. We also observed that approximately half of the patients with CA19-9 levels below 2,500 U/ml. convert from progressive disease to stable disease. Further, approximately 30% of this responder set maintained stable disease for four or more months. Patients continue to tolerate the study drug reasonably well with drug infusion reactions being the most common adverse event, which is adequately addressed by slowing the infusion rate and use of routine premedication. Increases in liver function tests are seen early in a minority of patients and appear reversible.

              Plan for remainder of 2017 – We plan to conduct a small phase Ib study in the second half of 2017 to evaluate the use of MVT-5873 as a maintenance therapy for pancreatic cancer patients whose chemotherapy treatments no longer provide improvement and are experiencing increasing levels of toxicity. We believe we can demonstrate proof-of-concept for this approach with a small cohort of approximately 10 patients. Results from this study are anticipated around year end 2017.

 MVT-2163 –as an Imaging Agent for Pancreatic Cancer

              In our progress report released in November 2016, we stated that we had established interim safety, and acceptable pharmacokinetics and biodistribution of our immuno-PET imaging agent that we designate as MVT-2163 in our phase I clinical trial. MVT-2163 is comprised of MVT-5873 conjugated to a radio label. We have completed the initial two cohorts of patients as specified in our protocol. In the first cohort, we administered MVT-2163 alone and in the second cohort we administered MVT-2163 following a blocking dose of MVT-5873. We reported that the initial PET images demonstrated target specificity by correlation with lesions identified by conventional computerized tomography (CT) scans. The biodistribution data obtained in the first two cohorts demonstrated improvement in PET images by pre-administration of MVT-5873, as has been observed with other antibody based PET agents. We initiated the MVT-2163 phase I trial in June 2016 to evaluate a next generation diagnostic PET imaging agent in patients with locally advanced or metastatic adenocarcinoma of the pancreas (PDAC) or other CA19-9 positive malignancies. MVT-2163 (89Zr-HuMab-5B1) combines the well-established PET imaging radiolabel Zirconium [89Zr] with the targeting specificity of MVT-5873. We designed the trial to establish safety, pharmacokinetics, biodistribution, optimal time to obtain the PET image, and the amount of MVT-5873 to be used prior to administration of MVT-2163 to obtain optimized PET scan images. We continue to actively recruit patients and expect to establish the optimal co-administration dose of MVT-5873 early in 2017.

Recent progress – As of April 2017, we had completed enrollments in the phase 1a portion of our study in all three planned cohorts. We have expanded cohort 3 to evaluate not only an increased blocking dose but the impact of expanding the time interval between the administration of a blocking dose and the MVT-2163 PET agent. We have determined that a 47 mg. blocking dose and a time interval of 2 to 4 hours significantly improves the quality of the PET scan image. We observed that the blocking dose helps to reduce the accumulation of labeled antibody in the liver and spleen while also improving accumulation of the labeled antibody on both tumor and metastatic sites. Images seen from use of MVT-2163 appear to be identifying smaller metastatic sites that are below the limit of detection with CT scans.

              Plan for remainder of 2017 – In consultation with our clinical investigators, we plan to expand our phase 1 program for the remainder of 2017 to include additional patients who will consent to have the smaller potential metastatic sites being seen with MVT-2163 images biopsied to provide evidence that MVT-2163 is identifying previously unseen disease. Better understanding of the extent and spread of the cancer will significantly improve the clinical decision regarding eligibility for curative surgery. We expect to have results of biopsies later in 2017.

 MVT-1075 –as a Radioimmunotherapy for Pancreatic Cancer

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

RESULTS OF OPERATIONS

We are providing the following information about our revenues, expenses, and cash and liquidity.

Comparison of the Three-Month Periods Ended March 31, 2017 and 2016

Revenues:

	Three Months Ended March 31,		% Increase/ (Decrease)
	2017	2016

Revenues	$—	$148,054	*

*not meaningful

For the three months ended March 31, 2017, we recognized no revenues, as compared to $148,054 for the same period in the prior year. This decrease was primarily due to the completion of the current phase of our contract with the National Institutes of Health, or NIH (the “NIH Imaging Contract”), during the first quarter of the prior year.

Research and development expenses:

	Three Months Ended March 31,		% Increase/ (Decrease)
	2017	2016

Research and development	$2,818,363	$1,700,512	66%

For the three months ended March 31, 2017, the Company incurred research and development expenses of $2,818,363, as compared to $1,700,512 for the same period a year ago. Increased expenses in the three months ended March 31, 2017, compared to the same period in the prior year are primarily due to increased spending on our Phase I clinical trials of MVT-5873 as a therapeutic and MVT-2163 as a diagnostic for pancreatic cancer and other CA 19.9 malignancies, and in-house staffing to support preclinical and clinical development efforts in support of our programs.

Stock-based compensation expense included in research and development expenses for the three months ended March 31, 2017 and 2016 was $320,675 and $303,624, respectively.

General and administrative expenses:

	Three Months Ended March 31,		% Increase/ (Decrease)
	2017	2016

General and administrative	$2,273,951	$2,651,837	(14%)

For the three months ended March 31, 2017, the Company incurred general and administrative expenses of $2,273,951, as compared to $2,651,837 for the same period a year ago. The decrease in general and administrative expenses was primarily due to a decrease in business development related expenses of $517,000, a decrease in consulting expenses of $143,000 and a decrease in legal fees of $59,000. The Company also incurred a facility relocation expense of $36,000 in the same period a year ago. The decreases in expenses were partially offset by an increase in salaries and benefits of $142,000 due to increase in headcount primarily related to business development, increase in patent costs of $74,000, and an increase in rent expense of $28,000 for the three months ended March 31, 2017, compared with the same period a year ago.

Stock-based compensation expense included in general and administrative expenses for the three months ended March 31, 2017 and 2016 was $712,136 and $1,230,264, respectively.  Stock-based compensation expense for the three months ended March 31, 2016 included $573,425 in restricted stock for services.

Interest income and other income (expense):

	Three Months Ended March 31,		% Increase/ (Decrease)
	2017	2016

Interest and other income (expense), net	$(262,540)	$(200,475)	31%

Interest and other income (expense), net was ($262,540) and ($200,475) for the three months ended March 31, 2017 and 2016, respectively. The amount for the three months ended March 31, 2017, consisted primarily of $156,658 interest expense related to interest on the Company’s term loan from Oxford Finance, $47,144 of financing cost amortization, and $59,185 related to warrant amortization, partially offset by other income of $447. The amount for the three months ended March 31, 2016, consisted primarily of $128,929 interest expense related to interest on the Company’s term loan from Oxford Finance, $31,725 of financing cost amortization, and $39,825 warrant amortization partially offset by interest income of $4. The fair value of the warrants issued to Oxford Finance related to the term loan was recorded as a discount to the value of the note payable, and is being amortized over the term of the loan.  Financing costs incurred related to the term loan are also amortized over the term of the loan.

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

Clinical trial expenses. We accrue clinical trial expenses based on work performed. In determining the amount to accrue, we rely on estimates of total costs incurred based on the enrollment of subjects, the completion of trials and other events defined in contracts. We follow this method because we believe reasonably dependable estimates of the costs applicable to various stages of a clinical trial can be made. However, the actual costs and timing of clinical trials are highly uncertain, subject to risks, and may change depending on several factors. Differences between the actual clinical trial costs and the estimated clinical trial costs that we have accrued in any prior period are recognized in the subsequent period in which the actual costs become known. Historically, these differences have not been material; however, material differences could occur in the future.

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

We account for equity instruments, including stock options and restricted stock, issued to employees and non-employees in accordance with authoritative guidance for equity based payments. Stock options issued are accounted for at their estimated fair value determined using the Black-Scholes-Merton option-pricing model, and restricted stock is accounted for using the grant date fair value of our common stock granted. The fair value of options and restricted stock granted to non-employees is re-measured as they vest, and the resulting increase in value, if any, is recognized as expense during the period the related services are rendered.

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

The realization of our deferred tax assets is dependent upon our ability to generate sufficient future taxable income. We establish a valuation allowance when it is more-likely-than-not that the future realization of all or some of the deferred tax assets will not be achieved. The evaluation of the need for a valuation allowance is performed on a jurisdiction-by-jurisdiction basis, and includes a review of all available evidence, both positive and negative. As of March 31, 2017, the Company concluded that it was more-likely-than-not that its deferred tax assets would not be realized, and a full valuation allowance has been recorded.

The above listing is not intended to be a comprehensive list of all our accounting policies. In many cases, the accounting treatment of a transaction is specifically dictated by GAAP.  See our audited consolidated financial statements and notes thereto included in our 2016 Annual Report on Form 10-K, which contain additional accounting policies and other disclosures required by GAAP.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have funded our operations primarily through government grants, proceeds from the sale of common and preferred stock, the issuance of debt, the issuance of common stock in lieu of cash for services, payments from collaborators and interest income. We have experienced negative cash flow from operations each year since our inception. As of March 31, 2017, we had an accumulated deficit of $83,617,115. We expect to continue to incur increased expenses, resulting in losses, over the next several years due to, among other factors, our continuing and planned clinical trials and anticipated research and development activities, unless we can achieve a major license of one or more of our products under development. There can be no assurance that we will be able to achieve a license and earn revenues large enough to offset our operating expenses. We had cash of $596,761 and a working capital deficit of $5,948,518 as of March 31, 2017.

	March 31, 2017	December 31, 2016
Cash and cash equivalents	$596,761	$3,979,290
Working capital	$(5,948,518)	$(1,396,656)
Current ratio	0.12:1	0.75:1

	Three Months Ended March 31,
	2017	2016
Cash provided by (used in):
Operating activities	$(3,177,637)	$(2,911,630)
Investing activities	$—	$(153,899)
Financing activities	$(204,892)	$4,610,324

Sources and Uses of Net Cash for the Three-Month Period Ended March 31, 2017

Net cash used in operating activities was $3,177,637 for the three months ended March 31, 2017, compared to $2,911,630 for the same period a year ago. The net cash used in both periods was primarily attributable to the net losses, adjusted to exclude certain non-cash items, primarily stock-based compensation and amortization of finance costs related to the term loan. Net cash used in operating activities for the three months ended March 31, 2017 was also impacted by an increase of $540,413 in accounts payable related primarily to research contract services and an increase in accrued clinical operation and site costs of $378,195.

The net cash used in investing activities for the three months ended March 31, 2017 and 2016, amounted to $0 and $153,899, respectively. We purchased lab equipment for the three months ended March 31, 2016.

Net cash used by financing activities for the three months ended March 31, 2017 was $204,892. Net cash provided by financing activities was $4,610,324 for the three months ended March 31, 2016.  Net cash used by financing activities for the three-month period ended March 31, 2017 related to principal payments on a note payable, financing arrangements for insurance policies, and a capital lease. Net cash provided by financing activities for the three months ended March 31, 2016 was attributable to the net proceeds from the Loan Agreement.

Future Contractual Obligations

On September 2, 2015, the Company entered into a lease (the “Lease”) with AGP Sorrento Business Complex, L.P., for certain premises consisting of a total of approximately 14,971 square feet of office and laboratory space in buildings located at 11535-11585 Sorrento Valley Rd., San Diego, California, to serve as the Company’s corporate offices and laboratories (the “New Premises”). Because certain tenant improvements needed to be made to the New Premises before the Company could occupy the New Premises, the term of the Lease commenced on February 5, 2015. The Lease terminates six years after such term commencement date, unless earlier terminated in accordance with the Lease. Pursuant to the terms of the Lease, the current monthly base rent paid by the Company is $36,699, subject to annual increases as set forth in the Lease.

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

Our master lease and sublease of our facility located at 3165 Porter Drive in Palo Alto, California were terminated on February 28, 2013, and we entered into a termination agreement with ARE-San Francisco No. 24 (“ARE”) on February 19, 2013 to voluntarily surrender its premises. Because of the termination agreement, we were relieved of further obligations under the master lease and further rights to rental income under the sublease and paid a termination fee of approximately $700,000. In addition to the termination fee, if we receive $15 million or more in additional financing, in the aggregate, an additional termination fee of $590,504 will be due to ARE. The additional financing was achieved in 2015 and the termination fee is reflected on the condensed consolidated balance sheet as an accrued lease contingency fee.

Financings in May 2017

On May 3, 2017, we sold 850 shares of Series H Preferred Stock at a stated value of $1,000 per share, representing an aggregate of $850,000 in a private placement, or the May 3rd Private Placement, to certain existing investors. The shares of Series H Preferred Stock are convertible into shares of common stock based on a conversion calculation equal to the stated value of the Series H Preferred Stock, plus all accrued and unpaid dividends (the “Base Amount”), if any, on such Series H Preferred Stock, as of such date of determination, divided by the conversion price. The stated value of each share of Series H Preferred Stock is $1,000 and the initial conversion price is $1.75 per share, each subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar events. The May 3rd Private Placement is discussed in further detail in Note 12, Subsequent Events, to the Financial Statements included with this Quarterly Report.

On May 19, 2017, we closed a public offering of 1,342,858 shares of common stock and 1,000,000 shares of newly designated 0% Series G Convertible Preferred Stock (the “Series G Preferred Stock”), at $1.75 per share of common stock and Series G Preferred Stock (the “May 2017 Public Offering”).  The Series G Preferred Stock is initially convertible into 1,000,000 shares of common stock, subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar events, and was purchased by certain existing investors in the Company who, as a result of their purchases of common stock, would hold in excess of 4.99% of our issued and outstanding common stock. We received $4,100,000 in gross proceeds, before underwriting discounts and commissions and offering expenses totaling $667,875.

The May 2017 Public Offering is in connection with an underwriting agreement (the “Underwriting Agreement”) that we signed on May 15, 2017, with Laidlaw & Company (UK) Ltd. (“Laidlaw”), as underwriter (the “Underwriter”) pursuant to which, among other things, we agreed to issue and sell to the Underwriter, and the Underwriter agreed to purchase from us, in an underwritten public offering, an aggregate of 1,342,858 shares of common stock and 1,000,000 shares of Series G Preferred Stock. We have granted the Underwriters an option for a period of up to 45 days from the date of our prospectus to purchase up to an aggregate of 201,428 additional shares of our common stock at the public offering price of $1.75 per share, less the underwriting discount, solely to cover overallotments. The May 2017 Public Offering is discussed in further detail in Note 12, Subsequent Events, to the Financial Statements included with this Quarterly Report.

We anticipate that the Company will continue to incur net losses into the foreseeable future as we: (i) continue our Phase I clinical trial for our standalone therapeutic HuMab 5B1, designated as MVT-5873 that was initiated in the first quarter of 2016; (ii) continue our Positron Emission Tomography (“PET”) imaging agent 89Zr-HuMab-5B1, designated as MVT-2163 that was initiated in July 2016; (iii) initiate our clinical trial for the development of our HuMab-based radioimmunotherapy, or RIT, product, designated as MVT-1075; (iv) continue preclinical work on follow-on antibody programs; and (iv) continue operations as a public company. Based on receipt of $850,000 from our May 3rd Private Placement, closing of the May 2017 Public Offering for $4.1 million, and management’s plans for continuing to develop our existing pipeline of products, and without any other additional funding or receipt of payments from potential licensing agreements, we expect we will have sufficient funds to meet our obligations through August 2017. These conditions give rise to substantial doubt as to the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We plan to continue to fund our research and development and operating activities through public or private equity financings, debt financings, strategic partnerships or other arrangements with organizations that have capabilities and/or products that are complementary to our own capabilities and/or products, licensing arrangements, government grants, or other arrangements. However, we cannot be sure that such additional funds will be available on reasonable terms, or at all. If we are unable to secure adequate additional funding, we may be forced to reduce spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. In addition, if we do not meet our payment obligations to third parties as they come due, we may be subject to litigation claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to our management. Any of these actions could materially harm our business, results of operations, and prospects.

If we raise additional funds by issuing equity securities, substantial dilution to our existing stockholders would result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-2,"Leases (Topic 842)."  This update will increase transparency and comparability by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  Under the new guidance, lessees will be required to recognize the following for all leases (except for short-term leases) at the commencement date (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged, and it simplified the accounting for sale and leaseback transactions. Lessees will no longer be provided with a source of off-balance sheet financing. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently in the process of assessing what impact this new standard may have on our consolidated financial statements.

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

In August 2016, the FASB issued ASU No. 2016-15 (“ASU 2016-15”), “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” The standard provides guidance on eight (8) cash flow issues: (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon bonds; (3) contingent consideration payments after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies; (6) distributions received from equity method investees; (7) beneficial interests in securitization transactions; and (8) separately identifiable cash flows and application of the predominance principle. ASU 2016-15 addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 with early adoption permitted. We expect the adoption of this new standard will not have a material impact on our condensed consolidated financial statements.

Management believes that any other recently issued, but not yet effective, accounting standards if currently adopted would not have a material effect on the accompanying condensed consolidated financial statements.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

Our cash and cash equivalents of $596,761 at March 31, 2017 consisted of cash and money market funds, all of which will be used for working capital purposes. We do not enter into investments for trading or speculative purposes. Our primary exposure to market risk is related to the variability of interest rates on our term loan we entered into with Oxford Finance, LLC in January 2016.  Under the loan agreement the interest rate for the term loan is set monthly at an Index Rate plus 11.29%, where the Index Rate is the greater of the 30-day LIBOR rate or 0.21%.  Interest is due on the first day of each month, in arrears, calculated based on a 360-day year. In addition, interest income on our deposits are affected by changes in the general level of interest rates in the United States. Because of the short-term nature of our cash and cash equivalents, we do not believe that we have any material exposure to changes in their fair values as a result of changes in interest rates. The continuation of historically low interest rates in the United States will limit our earnings on investments held in U.S. dollars.

We do not hold any derivative financial instruments or commodity-based instruments.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company has evaluated, with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of its disclosure controls and procedures (as defined in such rules) as of the end of the period covered by this report. The Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2017.

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

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, our principal executive officer and principal financial officer concluded there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that could significantly affect internal controls over financial reporting as of March 31, 2017.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

RISK FACTORS

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

In connection with our May 2017 Public Offering, we have agreed with the Lead Investor of our May 2017 Public Offering and August 2016 Public Offering pursuant to a Letter Agreement, dated May 15, 2017, to issue up to 2,900,000 shares of common stock to the August 2016 Investors, as incentive shares to those investors to make a minimum required investment in our May 2017 Public Offering of at least 50% of their investment in the $9.4 million August 2016 Public Offering, or the Minimum Required Investment, and who still hold 100% of the shares of common stock. Such August 2016 Investors shall be entitled to receive their pro rata share of 2,900,000 shares, after the Lead Investor in our May 2017 Public Offering receives the first 10%.

Based on the closing of the Offering, and election of certain prior investors who made the Minimum Required Investment and elect to take Series I Preferred Stock upon its creation, 931,336 Inducement Shares of common stock were reserved for issuance and 1,968,664 Inducement Shares were reserved for issuance in the form of Series I Preferred Stock that will be created following the closing of the May 2017 Public Offering and will be issued following verification with each investors that the terms of the Inducement Shares have been met.

Also upon closing of the 2017 Public Offering, rights to consent under the August 2016 Letter Agreement and the March 2017 Consent (and any restrictions on the Company contained therein) shall terminate and be of no force and effect, provided however, the Lead Investor shall have the right to approve future (i) issuances of the Company’s securities, (ii) equity or debt financings and (iii) sales of any development product assets currently held by the Company, subject to certain exceptions, if such securities are sold at price below $2.50 per share and for as long as the Lead Investor holds 50% or more of the shares of Series G Preferred Stock purchased by the Lead Investor in the 2017 Public Offering (the “Consent”). In addition, each of the matters set forth in the May 2017 Letter Agreement, shall be enforceable by the Lead Investor and continue in full force and effect following closing of the 2017 Public Offering.

Should the Consent be required in connection with future offerings, we may be required again to provide additional consideration, including, but not limited to, consideration in the form of cash and/or additional shares of our capital stock and/or securities convertible into or exercisable for shares of our capital stock, in order to obtain the Consent.  If we are unable to obtain the Consent when necessary for future offerings, we may be unable to raise additional funds. An inability to raise additional funds could have a material adverse effect on our financial condition, results of operations, ability to conduct our business and on the price of our common stock.

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

In connection with our May 2017 Public Offering, we have agreed with the Lead Investor of our May 2017 Public Offering and August 2016 Public Offering pursuant to a Letter Agreement, dated May 15, 2017, to issue up to 2,900,000 shares of common stock to the August 2016Investors, as incentive shares to those investors to make a minimum required investment in our May 2017 Public Offering of at least 50% of their investment in the $9.4 million August 2016 Public Offering, or the Minimum Required Investment, and who still hold 100% of the shares of common stock. Such August 2016 Investors shall be entitled to receive their pro rata share of 2,900,000 shares, after the Lead Investor in our May 2017 Public Offering receives the first 10%.

Based on the closing of the Offering, and election of certain prior investors who made the Minimum Required Investment and elect to take Series I Preferred Stock upon its creation, 931,336 Inducement Shares of common stock were reserved for issuance and 1,968,664 Inducement Shares were reserved for issuance in the form of Series I Preferred Stock that will be created following the closing of the May 2017 Public Offering and will be issued following verification with each investors that the terms of the Inducement Shares have been met.

Also upon closing of the 2017 Public Offering, rights to consent under the August 2016 Letter Agreement and the March 2017 Consent (and any restrictions on the Company contained therein) shall terminate and be of no force and effect, provided however, the Lead Investor shall have the right to approve future (i) issuances of the Company’s securities, (ii) equity or debt financings and (iii) sales of any development product assets currently held by the Company, subject to certain exceptions, if such securities are sold at price below $2.50 per share and for as long as the Lead Investor holds 50% or more of the shares of Series G Preferred Stock purchased by the Lead Investor in the 2017 Public Offering (the “Consent”). In addition, each of the matters set forth in the May 2017 Letter Agreement, shall be enforceable by the Lead Investor and continue in full force and effect following closing of the 2017 Public Offering.

Also part of the Letter Agreement, we have agreed to the following additional conditions:

Board Nomination
The Company shall nominate one candidate to the Board of Directors of the Company acceptable to the holder of a majority of the Series G Preferred Stock by December 31, 2017, and two current Board members will resign.

Executive Hire	The Company shall hire a new C-level executive in a leadership role by July 15, 2017.

Board Compensation
The Company is obligated to issue an aggregate of 1,050,000 options to certain employees and members of the Board, at a price not less than $2.00 per share, and 50,000 options to each other Board member at the current market price in connection with this offering. The options shall be issued pursuant to the Company’s option plan and are subject to the requisite approvals and subject to availability under the plan. To the extent we need to increase the number of shares available under such plan, we will need the approval of our board and stockholders.  All board fees will be waived for 2017.

Funds Held in Escrow	$500,000 of the funds from this offering will be held in escrow and released to one or more investor relations services acceptable to the Company following the closing of this offering.

Should the Consent be required in connection with future offerings, we may be required again to provide additional consideration, including, but not limited to, consideration in the form of cash and/or additional shares of our capital stock and/or securities convertible into or exercisable for shares of our capital stock, in order to obtain the Consent.  If we are unable to obtain the Consent when necessary for future offerings, we may be unable to raise additional funds. An inability to raise additional funds could have a material adverse effect on our financial condition, results of operations, ability to conduct our business and on the price of our common stock.

Unless our common stock is listed on The NASDAQ Capital Market or other national securities exchange, it will be deemed a “penny stock,” which would make it more difficult for our investors to sell their shares.

On August 17, 2016, we began trading on The NASDAQ Capital Market. If we fail to maintain our listing on The NASDAQ Capital Market or other national securities exchange, our common stock will be subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act. The penny stock rules generally apply to companies whose common stock is not listed on the NASDAQ Capital Market or other national securities exchange and trades at less than $4.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, thus, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

Additionally, in order for our Company to continue trading on the NASDAQ Capital Market, we must maintain compliance with all of the criteria under at least one of the three continued listing standards: the Equity Standard, which includes a requirement for $2.5 million in stockholders’ equity; the Market Value of Listed Securities Standard, which includes a requirement for a market value of listed securities of at least $35 million; or the Net Income Standard, which includes a requirement for net income of at least $500,000 from continuing operations in the latest fiscal year or in two of the last three fiscal years. As of March 31, 2017, which is prior to our May 3rd Private Placement of $850,000 in Series H Preferred Stock, and prior to the closing of our May 2017 Public Offering, we met none of the three standards. Following receipt of funds from our May 3rd Private Placement and closing of our May 2017 Public Offering, we believe we meet the Equity Standard for March 31, 2017, on a pro forma basis, and expect to be able to meet the Equity Standard for June 30, 2017. However, for future periods if we do not have a market value of listed securities of at least $35 million, or do not meet the Equity Standard, then we may have to enter into a license agreement on less favorable terms to generate near term revenues, or raise additional capital, which could be dilutive to the Company.

Other than set forth above, there have been no material changes to the Risk Factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

May 2017 Private Placement

On May 3, 2017, we entered into separate subscription agreements with accredited investors pursuant to which we agreed to sell an aggregate of $850,000 of 0% Series H Convertible Preferred Stock, or the Series H Preferred Stock. The shares of Series H Preferred Stock are convertible into shares of common stock based on a conversion calculation equal to the stated value of the Series H Preferred Stock, plus all accrued and unpaid dividends (the “Base Amount”), if any, on such Series H Preferred Stock, as of such date of determination, divided by the conversion price. The stated value of each share of Series H Preferred Stock is $1,000 and the initial conversion price is $1.75 per share, each subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar events.

On the closing date, we entered into separate registration rights agreements with each of the investors, pursuant to which we agreed to undertake to file a registration statement to register the resale of the shares within thirty (30) days following the closing date, to cause such registration statement to be declared effective by the Securities and Exchange Commission within sixty (60) days of the closing date and to maintain the effectiveness of the registration statement until all of such shares of Common Stock have been sold or are otherwise able to be sold pursuant to Rule 144 under the Securities Act, without any restrictions.

The securities referenced above were issued in reliance on the exemption from registration afford by Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

As described in Note 12 herein, on May 19, 2017, we closed a public offering of 1,342,858 shares of common stock and 1,000,000 shares of newly designated 0% Series G Convertible Preferred Stock, or Series G Preferred Stock, at $1.75 per share of common stock and Series G Preferred Stock (the “May 2017 Public Offering”).

In connection with the May 2017 Public Offering, we agreed with the Lead Investor of the August 2016 Public Offering on May 18, 2017 to issue 2,900,000 shares of common stock to the investors in the August 2016 Public Offering (the “August 2016 Investors”), as incentive shares to those investors to make a minimum required investment in this public offering of at least 50% of their investment in the $9.4 million August 2016 Public Offering, or the Minimum Required Investment, and who still hold 100% of the shares of common stock. Such August 2016 Investors shall be entitled to receive their pro rata share of 2,900,000 shares, after the Lead Investor in this offering receives the first 10%. For the August 2016 Investors who purchased Series F Preferred Stock and made the Minimum Required Investment and who still held 100% of the shares of Series F Preferred Stock at the closing of the May 2017 Public Offering, they may, instead of receiving a pro rata share of the 2,610,000 shares remaining (the “Inducement Shares”) after the Lead Investor receives the first 290,000 shares, elect to receive their Inducement Shares in the form of a new series I convertible preferred Stock (the “Series I Preferred Stock”) to be created with similar rights as currently exist in the Series G Preferred Stock. The stated value of each share of Series I Preferred Stock will be $1.75 and the initial conversion price will be $1.75 per share, each subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar events. In the event of a liquidation, dissolution or winding up of the Company, each share of Series I Preferred Stock will be entitled to a per share preferential payment equal to the par value, or $0.01 per share. All shares of the Company’s capital stock will be junior in rank to the Series I Preferred Stock at the time of creation, with respect to the preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding-up of the Company, except for the Company’s Series D Preferred Stock, Series E Preferred Stock, Series G Preferred Stock, and Series H Preferred Stock.

Also in connection with the May 2017 Public Offering, each of these investors in our August 2016 Public Offering must agree to the cancellation of the warrants issued to them in the August 2016 Public Offering. These investors additionally must agree to amend the terms of their outstanding warrants that currently have an exercise price of $11.10 per share, such that the amended warrants shall have an exercise price of $2.00 per share and no cashless exercise feature (as amended, the “Inducement Amended Warrants”). The Company agreed to register for resale on a registration statement the Inducement Shares and shares of common stock underlying the Inducement Amended Warrants.

As previously disclosed on a Current Report on Form 8-K filed on May 10, 2017, on May 10, 2017, we entered into Exchange Agreements with each of the Holders of our Series H Preferred Stock representing an aggregate of $850,000 of our Series H Preferred Stock (the “Exchange Securities”) with such exchange to be effective on the closing of our May 2017 Public Offering. Prior to the closing of the May 2017 Public Offering, we and the holders rescinded and cancelled the Exchange Agreements and they have no force and effect and no transaction contemplated by the Exchange Agreements was consummated.

As a condition to the Lead Investor leading an investment in the May 2017 Public Offering, including the requirement that we offer incentive shares to August 2016 Investors who participate in making the Minimum Required Investment in the May 2017 Public Offering, we have agreed to the following:

Board Nomination
The Company shall nominate one candidate to the Board of Directors of the Company acceptable to the holder of a majority of the Series G Preferred Stock by December 31, 2017, and two current Board members will resign.

Executive Hire	The Company shall hire a new C-level executive in a leadership role by July 15, 2017.

Board Compensation
The Company is obligated to issue an aggregate of 1,050,000 options to certain employees and members of the Board, at a price not less than $2.00 per share, and 50,000 options to each other Board member at the current market price in connection with this offering. The options shall be issued pursuant to the Company’s option plan and are subject to the requisite approvals and subject to availability under the plan. To the extent we need to increase the number of shares available under such plan, we will need the approval of our board and stockholders.  All board fees will be waived for 2017.

Funds Held in Escrow	$500,000 of the funds from this offering will be held in escrow and released to one or more investor relations services acceptable to the Company following the closing of this offering.

Additionally we granted the Lead Investor in the May 2017 Public Offering certain rights to approve future (i) issuances of our securities, (ii) equity or debt financings and (iii) sales of any development product assets currently held by us, subject to certain exceptions, if such securities are sold at price below $2.50 per share and for as long as the Lead Investor in the offering holds 50% or more of the shares of Series G Preferred Stock purchased by the Lead Investor in this offering (the “May 2017 Consent Right”). All other prior consent rights of the Lead Investor have been superseded by the May 2017 Consent Right.

The foregoing descriptions of our agreements with our lead investor, the agreements to rescind and cancel the Exchange Agreements and other agreements with existing investors are incomplete and are subject to, and qualified in their entirety by, the full text of the Investor Consent dated May 18, 2017, the Form of Rescission Agreement and the Form of Letter Agreement dated May 22, 2017, which are filed as Exhibits 10.2, 10.3, and 10.4 hereto, respectively, and incorporated herein by reference.

Item 6.	Exhibits.

EXHIBIT INDEX

Exhibit No.	Description

10.1	First Amendment to Loan and Security Agreement with Oxford Finance LLC as of March 31, 2017*

10.2	Investor Consent dated May 18, 2017*

10.3	Form of Rescission Agreement dated May 19, 2017*

10.4	Form of Letter Agreement dated May 22, 2017*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101	Interactive data file*

*Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 22, 2017	MABVAX THERAPEUTICS HOLDINGS, INC.

	By:	/s/ J. David Hansen
J. David Hansen
President and Chief Executive Officer (Principal Executive Officer authorized to sign on behalf of the registrant)

By:	/s/ Gregory P. Hanson
Gregory P. Hanson
Chief Financial Officer (Principal Financial and Accounting Officer authorized to sign on behalf of the registrant)