Form 10-Q
period 2017-09-30
MABVAX THERAPEUTICS HOLDINGS, INC.
filed 2017-11-07
CIK 1109196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____ TO ____.

COMMISSION FILE NUMBER: 000-31265

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

The number of shares of common stock outstanding as of November 7, 2017 was 20,588,765.

- i -

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MABVAX THERAPEUTICS HOLDINGS, INC.
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2017	2016
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$3,052,778	$3,979,290
Prepaid expenses	303,543	281,858
Other current assets	118,454	32,830
Total current assets	3,474,775	4,293,978
Property and equipment, net	619,208	731,712
Goodwill	6,826,003	6,826,003
Other long-term assets	178,597	168,597
Total assets	$11,098,583	$12,020,290
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,550,113	$1,137,903
Accrued compensation	742,285	770,592
Accrued clinical operations and site costs	1,502,505	1,218,641
Accrued lease contingency fee	590,504	590,504
Other accrued expenses	255,098	315,034
Interest payable	42,029	51,295
Current portion of notes payable	1,693,065	1,589,661
Current portion of capital leases payable	17,447	17,004
Total current liabilities	6,393,046	5,690,634
Long-term liabilities:
Long-term portion of notes payable, net	1,957,657	2,774,627
Long-term portion of capital lease payable	50,448	68,113
Other long-term liabilities	177,016	144,394
Total long-term liabilities	2,185,121	2,987,134
Total liabilities	8,578,167	8,677,768

Commitments and contingencies

Stockholders' equity:
Series D convertible preferred stock, $0.01 par value, 1,000,000 shares authorized, 44,104 and 132,489 shares issued and outstanding with a liquidation preference of $441 and $1,325 as of September 30, 2017, and December 31, 2016, respectively	441	1,325
Series E convertible preferred stock, $0.01 par value, 100,000 shares authorized, 33,333 shares issued and outstanding with a liquidation preference of $333	333	333
Series F convertible preferred stock, $0.01 par value, 1,559,252 shares authorized, 665,281 shares issued and outstanding with a liquidation preference of $6,653	6,653	6,653
Series G convertible preferred stock, $0.01 par value, 5,000,000 shares authorized, 1,000,000 and 0 issued and outstanding with a liquidation preference of $10,000 and $0 as of September 30, 2017, and December 31, 2016, respectively	10,000	—
Series H convertible preferred stock, $0.01 par value, 2,000 shares authorized, 850 and 0 shares issued and outstanding with a liquidation preference of $850,000 and $0 as of September 30, 2017, and December 31, 2016, respectively	9	—
Series I convertible preferred stock, $0.01 par value, 1,968,664 shares authorized, 1,048,460 and 0 issued and outstanding with a liquidation preference of $10,485 and $0 as of September 30, 2017, and December 31, 2016, respectively	10,485	—
Series J convertible preferred stock, $0.01 par value, 3,400 shares authorized, 818.18 and 0 shares issued and outstanding with a liquidation preference of $562,500 and $0 as of September 30, 2017, and December 31, 2016, respectively	8	—
Series K convertible preferred stock, $0.01 par value, 65,000 shares authorized, 65,000 and 0 shares issued and outstanding with a liquidation preference of $650 and $0 as of September 30, 2017, and December 31, 2016, respectively	650	—
Common stock, $0.01 par value; 150,000,000 shares authorized, 18,924,085 and 6,296,110 shares issued and outstanding as of September 30, 2017, and December 31, 2016, respectively	189,241	62,961
Additional paid-in capital	103,349,153	81,533,511
Accumulated deficit	(101,046,557)	(78,262,261)
Total stockholders' equity	2,520,416	3,342,522
Total liabilities and stockholders' equity	$11,098,583	$12,020,290

See Accompanying Notes to Condensed Consolidated Financial Statements

MABVAX THERAPEUTICS HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
Grants	$—	$—	$—	$148,054
Total revenues	—	—	—	148,054

Operating costs and expenses:
Research and development	1,017,061	1,671,181	6,168,125	4,967,695
General and administrative	1,831,629	2,420,516	7,513,621	7,001,521
Total operating costs and expenses	2,848,690	4,091,697	13,681,746	11,969,216
Loss from operations	(2,848,690)	(4,091,697)	(13,681,746)	(11,821,162)
Interest and other expense	(231,471)	(266,051)	(743,137)	(729,331)
Net loss	(3,080,161)	(4,357,748)	(14,424,883)	(12,550,493)
Deemed dividend on inducement shares	—	—	(5,220,000)	—
Deemed dividend on incentive shares	(3,120,000)	—	(3,120,000)	—
Deemed dividend on warrant reprice	—	—	(19,413)	—
Net loss allocable to common stockholders	$(6,200,161)	$(4,357,748)	$(22,784,296)	$(12,550,493)
Basic and diluted net loss per share	$(0.54)	$(0.86)	$(2.68)	$(2.87)
Shares used to calculate basic and diluted net loss per share	11,490,839	5,041,408	8,504,076	4,374,801

See Accompanying Notes to Condensed Consolidated Financial Statements

MABVAX THERAPEUTICS HOLDINGS, INC.
Condensed Consolidated Statement of Stockholders’ Equity
For the Nine Months Ended September 30, 2017
(Unaudited)

	Series D thru K Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2016	831,103	$8,311	6,296,110	$62,961	$81,533,511	$(78,262,261)	$3,342,522

Private placement, net of costs, May 2017	850	9	—	—	820,562	—	820,571
Underwritten offering, net of costs, May 2017	1,000,000	10,000	1,342,858	13,429	3,623,962	—	3,647,391
Private placement, net of costs, August 2017	—	—	152,143	1,521	123,479	—	125,000
Underwritten offering, net of costs, August 2017	2,386	24	—	—	1,189,393	—	1,189,417
Registered Direct offering, net of costs, September 2017	—	—	4,000,000	40,000	1,812,361	—	1,852,361
Registered Direct offering, net of costs, September 2017	—	—	2,016,129	20,162	1,194,838	—	1,215,000
Issuance of inducement shares, May 2017	1,968,664	19,687	931,336	9,313	(29,000)	—	—
Deemed dividends on inducement shares, May 2017	—	—	—	—	5,220,000	(5,220,000)	—
Deemed dividends on incentive shares, August 2017	65,000	650	—	—	3,119,350	(3,120,000)	—
Repricing of warrants	—	—	—	—	19,413	(19,413)	—
Stock issued for services	—	—	400,000	4,000	232,666	—	236,666
Preferred stock conversions – Series D	(88,385)	(884)	1,194,391	11,944	(11,060)	—	—
Preferred stock conversions – Series I	(920,204)	(9,202)	920,204	9,202	—	—	—
Preferred stock conversions – Series J	(1,568)	(16)	1,568,171	15,682	(15,666)	—	—
Stock issued upon vesting of RSUs	—	—	102,743	1,027	(1,027)	—	—
Stock-based compensation	—	—	—	—	4,516,371	—	4,516,371
Net loss	—	—	—	—	—	(14,424,883)	(14,424,883)
Balance at September 30, 2017	2,857,846	$28,579	18,924,085	$189,241	$103,349,153	$(101,046,557)	$2,520,416

See Accompanying Notes to Condensed Consolidated Financial Statements

MABVAX THERAPEUTICS HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the Nine Months Ended September 30,
	2017	2016
Operating activities
Net loss	$(14,424,883)	$(12,550,493)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	122,315	60,058
Stock-based compensation	4,516,372	3,459,992
Issuance of restricted common stock for services	236,666	164,000
Amortization and accretion related to notes payable	309,213	337,151
Increase (decrease) in operating assets and liabilities:
Grants receivable	—	757,562
Other receivables	(7,061)	—
Prepaid expenses and other	(62,672)	122,522
Accounts payable	403,210	(2,476,130)
Accrued clinical operations and site costs	283,864	275,105
Accrued compensation	(28,307)	77,437
Other accrued expenses	(51,649)	150,487
Net cash used in operating activities	(8,702,932)	(9,622,309)
Investing activities
Purchases of property and equipment	(21,072)	(412,498)
Net cash used in investing activities	(21,072)	(412,498)
Financing activities
Cash receipt from bank loan, net of financing costs	—	4,610,324
Private placement, net of issuance costs (May 3, 2017)	820,571	—
Underwritten offering, net of issuance costs (May 19, 2017)	3,647,391	8,572,343
Private placement, net of issuance costs (July 27, 2017)	125,000	—
Underwritten offering, net of issuance costs (August 11, 2017)	1,189,417	—
Registered direct offering, net of issuance costs (September 14, 2017)	1,852,361	—
Registered direct offering, net of issuance costs (September 22, 2017)	1,215,000	—
Principal payments on bank loan	(972,223)	—
Principal payments on financed insurance policies	(69,240)	(106,405)
Principal payments on capital lease	(10,785)	(6,504)
Purchase of vested employee stock in connection with tax withholding obligation	—	(177,823)
Net cash provided by financing activities	7,797,492	12,891,935
Net change in cash and cash equivalents	(926,512)	2,857,128
Cash and cash equivalents at beginning of period	3,979,290	4,084,085
Cash and cash equivalents at end of period	$3,052,778	$6,941,213

Supplemental disclosures:
Cash paid during the period for income taxes	$1,600	$1,600
Cash paid during the period for interest on term note	$443,495	$379,560
Supplemental disclosures of non-cash investing and financing information:
Purchase of equipment in accounts payable	$—	$82,006
Fair value of warrants issued	$—	$607,338
Fair value of repricing of warrants issued in previous financing	$19,413	$—
Conversion of Series D preferred stock to common stock	$11,944	$7,974
Conversion of Series I preferred stock to common stock	$9,202	$—
Conversion of Series J preferred stock to common stock	$15,682	$—
Deemed dividends on inducement shares	$5,220,000	$—
Deemed dividends on incentive shares	$3,120,000	$—
Capital lease in connection with purchase of equipment	$—	$95,656
Financing transaction costs not yet paid	$52,317	$2,500

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

The balance sheet data at December 31, 2016, has been derived from audited financial statements at that date. It does not include, however, all the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. The condensed consolidated financial statements as presented reflect certain reclassifications from previously issued financial statements to conform to the current year presentation.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which contains new accounting literature relating to how and when a company recognizes revenue. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. ASU 2014-09 is effective for the Company’s fiscal year beginning January 1, 2018, which reflects a one year deferral approved by the FASB in July 2015, and will be adopted by the Company beginning January 1, 2018. We expect the adoption of this new standard will not have a material impact on our condensed consolidated financial statements.

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

2. Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $14,424,883, net cash used in operating activities of $8,702,932, net cash used in investing activities of $21,072, and net cash provided by financing activities of $7,797,492 for the nine months ended September 30, 2017. As of September 30, 2017, the Company had $3,052,778 in cash and cash equivalents, a working capital deficit of $2,918,271, an accumulated deficit of $101,046,557 and stockholders’ equity of $2,520,416.

On January 15, 2016, we and Oxford Finance, LLC, as collateral agent and lender, entered into a Loan and Security Agreement (the “Loan Agreement”) providing for senior secured term loans to the Company in an aggregate principal amount of up to $10,000,000, subject to the terms and conditions set forth in the Loan Agreement (the “January 2016 Term Loan”).  On January 15, 2016, the Company received an initial loan of $5,000,000 under the Loan Agreement, before fees and issuance costs of approximately $390,000. The option to draw the second $5,000,000 expired on September 30, 2016.

On March 31, 2017, we and Oxford Finance, LLC, signed a First Amendment to the Loan Agreement (the “Amendment”), providing that the payment of principal of $138,889 on the January 2016 Term Loan that otherwise would have been due on the Amortization Date of April 1, 2017, will be due and payable on May 1, 2017 along with any other payment of principal due on May 1, 2017. We were obligated to pay a fully earned and non-refundable amendment fee of $15,000 to Oxford Finance LLC. On May 1, 2017, we paid the principal that was due on May 1, 2017, along with the $15,000 amendment fee.

On May 3, 2017, we sold 850 shares of 0% Series H convertible preferred stock (the “Series H Preferred Stock”), at a stated value of $1,000 per share, representing an aggregate of $850,000 before offering costs of $29,429 in a private placement (the “May 2017 Private Placement”), to certain existing investors. The shares of Series H Preferred Stock are convertible into shares of common stock based on a conversion calculation equal to the stated value of the Series H Preferred Stock, plus all accrued and unpaid dividends, if any, on such Series H Preferred Stock, as of such date of determination, divided by the conversion price. The stated value of each share of Series H Preferred Stock is $1,000 and the initial conversion price is $1.75 per share, each subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar events. This May 2017 Private Placement is discussed in further detail in Note 5, Convertible Preferred Stock, Common Stock and Warrants.

On May 19, 2017, we closed a public offering of 1,342,858 shares of common stock and 1,000,000 shares of newly designated 0% Series G convertible preferred stock (the “Series G Preferred Stock”), at $1.75 per share of common stock and Series G Preferred Stock (the “May 2017 Public Offering”).  The Series G Preferred Stock is initially convertible into 1,000,000 shares of common stock, subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar events, to certain existing investors in the offering who, as a result of their purchases of common stock, would hold in excess of 4.99% of our issued and outstanding common stock, and elect to receive shares of our Series G Preferred Stock. We received $4,100,000 in gross proceeds, before underwriting discounts and commissions and offering expenses estimated at $452,609. The May 2017 Public Offering is described in more detail in Note 5, Convertible Preferred Stock, Common Stock and Warrants.

On July 27, 2017, we entered into a subscription agreement with an accredited investor pursuant to which we agreed to sell 152,143 restricted shares of common stock for $125,000 (the “July 2017 Private Placement”). The July 2017 Private Placement closed on August 2, 2017.

On August 11, 2017, we entered into a security purchase agreement with a group of existing investors in the Company, where we sold 2,386.36 shares of 0% Series J convertible preferred stock (“the Series J Preferred Stock”), at a stated value of $550 per share, representing an aggregate of approximately $1,312,500 before offering costs estimated at $123,083 in a registered direct offering (the “August 2017 Financing”). The shares of Series J Preferred Stock are convertible into shares of common stock based on a conversion calculation equal to the stated value of the Series J Preferred Stock plus the base amount on such Series J Preferred Stock, as of such date of determination, divided by the conversion price. The stated value of each share of Series J Preferred Stock is $550 and the initial conversion price is $0.55 per share, each subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar events.

On August 23, 2017, we engaged Greenhill & Co. (NYSE: GHL) to serve as a financial advisor to assist us in exploring and evaluating strategic options with the goal of maximizing shareholder value. We are evaluating inbound inquiries and transaction options, as well as identifying new opportunities, which could include the acquisition of MabVax by another company, the sale or divestiture of specific assets coupled with a reverse merger, merging with another company, or licensing of selected technologies. We do not have a defined timeline for the exploration of strategic alternatives and are not confirming that the evaluation will result in any strategic alternative being announced or consummated.  We do not intend to discuss or disclose further developments during this process unless and until our Board of Directors has approved a specific action or otherwise determined that further disclosure is appropriate. While Greenhill & Co. continues as our financial advisor, we will continue to advance our Phase 1 clinical programs including our MVT-1075 radioimmunotherapy clinical trial for the treatment of pancreatic, colon and lung cancers, and our MVT-5873 clinical trial in combination with one or more chemotherapy agents in first line therapy for patients newly diagnosed with pancreatic cancer.

On September 14, 2017, the Company entered into subscription agreements with select accredited investors relating to the Company’s registered direct offering, issuance and sale of 4,000,000 shares of the Company’s common stock. The purchase price per share was $0.50. We received $2.0 million in gross proceeds, before offering expenses estimated at $147,639. The offering closed September 14, 2017.

On September 22, 2017, the Company entered into additional subscription agreements with select accredited investors relating to the Company’s registered direct offering, issuance and sale of 2,016,129 shares of the Company’s common stock. The purchase price per share was $0.62. We received $1.25 million in gross proceeds, before offering expenses estimated at $35,000. The offering closed on September 27, 2017.

On October 10, 2017, the Company entered into additional subscription agreements with select accredited investors relating to the Company’s registered direct offering, issuance and sale of 769,231 shares of the Company’s common stock. The purchase price per share was $0.65. We received $500,000 in gross proceeds, before offering expenses totaling approximately $15,000. The offering closed on October 11, 2017.

We plan to continue to fund the Company’s losses from operations and capital funding needs through equity or debt financings, strategic collaborations, licensing arrangements, government grants or other arrangements. Further, to extend availability of existing cash available for our programs for the purpose of achieving milestones or a strategic transaction, we have cut personnel from 25 full time people to 10, and reduced other operating expenses following the completion of two phase 1a clinical trials of our lead antibody HuMab 5B1, which has enabled us to reduce our expenditures on clinical trials. We continue to develop our radioimmunotherapy product MVT-1075 discussed further in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Several members of management have volunteered to defer receiving portions of their salaries until the earlier of achieving one or more business transactions or the end of 2017. However, we cannot be sure that capital funding will be available on reasonable terms, or at all. If we are unable to secure adequate additional funding, we may be forced to make additional reductions in spending, incur further cutbacks in personnel, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. In addition, if the Company does not meet its payment obligations to third parties as they come due, it may be subject to litigation claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

We anticipate that the Company will continue to incur net losses into the foreseeable future as we: (i) continue our clinical trial for the development of MVT1075 as a radioimmunotherapy, (ii) continue our clinical trial of MVT-5873 in combination with gemcitabine and nab-paclitaxal in first line therapy for the treatment of patients newly diagnosed with pancreatic cancer; and (iii) continue operations as a public company. Based on receipt of the $125,000 private placement in July 2017, and financings of $1.3 million in August 2017, $2.0 million on September 14, $1.25 million on September 22, 2017, and $500,000 on October 10, 2017, before offering expenses, and without any other additional funding or receipt of payments from potential licensing agreements, we expect we will have sufficient funds to meet our obligations until February 2018. These conditions give rise to substantial doubt as to the Company’s ability to continue as a going concern. Any of these actions could materially harm the Company’s business, results of operations, and prospects. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Series D Preferred Stock

As of September 30, 2017, and December 31, 2016, there were 44,104 and 132,489 shares of Series D convertible preferred stock (“Series D Preferred Stock”) issued and outstanding that are convertible into an aggregate of 596,000 and 1,790,392 shares of common stock, respectively.

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

Series E Preferred Stock

As of September 30, 2017, and December 31, 2016, there were 33,333 shares of Series E convertible preferred stock (“Series E Preferred Stock”) issued and outstanding, convertible into 519,751 shares of common stock.

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

Series F Preferred Stock

As of September 30, 2017, and December 31, 2016, there were 665,281 shares of Series F convertible preferred stock (the “Series F Preferred Stock”), par value of $0.01 per share, issued and outstanding, convertible into 665,281 shares of common stock.

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

Series G Preferred Stock

As of September 30, 2017, and December 31, 2016, there were 1,000,000 and no shares of our Series G Preferred Stock issued and outstanding and convertible into 1,000,000 and no shares of our common stock, respectively.

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

In the event of a liquidation, dissolution or winding up of the Company, each share of Series G Preferred Stock will be entitled to a per share preferential payment equal to the par value. All shares our capital stock will be junior in rank to Series G Preferred Stock with respect to the preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding-up of the Company, except for the Company’s Series D Preferred Stock, Series E Preferred Stock and Series F Preferred Stock. The holders of Series G Preferred Stock will be entitled to receive dividends if and when declared by our Board of Directors. The Series G Preferred Stock shall participate on an “as converted” basis, with all dividends declared on our common stock.  In addition, if we grant, issue or sell any rights to purchase our securities pro rata to all our record holders of our common stock, each holder will be entitled to acquire such securities applicable to the granted purchase rights as if the holder had held the number of shares of common stock acquirable upon complete conversion of all Series G Preferred Stock then held.

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

Series H Preferred Stock

As of September 30, 2017, and December 31, 2016, there were 850 and no shares of our Series H Preferred Stock issued and outstanding and convertible into 485,714 and no shares of our common stock, respectively.

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

Series I Preferred Stock

As of September 30, 2017, and December 31, 2016, there were 1,048,460 and no shares of our Series I convertible preferred stock (the “Series I Preferred Stock”) issued and outstanding and convertible into 1,048,460 and no shares of our common stock, respectively.

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

Series J Preferred Stock

As of September 30, 2017, and December 31, 2016, there were 818.18 and no shares of our Series J Preferred Stock issued and outstanding and convertible into 818,180 and no shares of our common stock, respectively.

On August 14, 2017, the Company filed a Certificate of Designations, Preferences and Rights of the 0% Series J Convertible Preferred Stock with the Delaware Secretary of State, designating 3,400 shares of preferred stock as Series J Preferred Stock.

The shares of Series J Preferred Stock are convertible into shares of common stock based on a conversion calculation equal to the stated value of the Series J Preferred Stock, plus all accrued and unpaid dividends, if any, on such Series J Preferred Stock, as of such date of determination, divided by the conversion price. The stated value of each share of Series J Preferred Stock is $550 and the initial conversion price is $0.55 per share, each subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar events.

For so long as the holder has Series J Preferred Stock, if the Company sells, or is deemed to have sold, common stock, or common equivalent shares, for consideration per share less than the conversion price in effect immediately prior to the issuance (the “Lower Issuance Price”), then the conversion price in effect immediately prior to such issuance will be adjusted to the Lower Issuance Price, provided however the Lower Issuance Price shall not be less than $0.10.

The holders of Series J Preferred Stock will be entitled to receive dividends if and when declared by our board of directors. The Series J Preferred Stock shall participate on an “as converted” basis, with all dividends declared on our common stock.  In addition, if we grant, issue or sell any rights to purchase our securities pro rata to all our record holders of our common stock, each holder will be entitled to acquire such securities applicable to the granted purchase rights as if the holder had held the number of shares of common stock acquirable upon complete conversion of all Series J Preferred Stock then held.

We are prohibited from effecting a conversion of the Series J Preferred Stock to the extent that, as a result of such conversion, the holder would beneficially own more than 4.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the Series J Preferred Stock, which beneficial ownership limitation may be increased by the holder up to, but not exceeding, 9.99%. Each holder is entitled to vote on all matters submitted to stockholders of the Company, and shall have the number of votes equal to the number of shares of common stock issuable upon conversion of such holder’s Series J Preferred Stock, substituting the consolidated closing bid price of the common stock on August 10, 2017 for the then-applicable conversion price, and not in excess of the beneficial ownership limitations.

The Company shall not be obligated to issue any shares of common stock upon conversion of the Series J Preferred Stock, and the holder of any shares of Series J Preferred Stock shall not have the right to receive upon conversion of any shares of the Series J Preferred Stock if the issuance of such shares of common stock would exceed the aggregate number of shares of common stock which the Company may issue upon conversion of the Series J Preferred Stock without breaching the Company's obligations under the rules or regulations of the Nasdaq Capital Market, which aggregate number equals 19.99% of the number of shares outstanding on the closing date, except that such limitation shall not apply in the event that the Company obtains the approval of its stockholders as required by the applicable rules of the Nasdaq Capital Market for issuances of common stock in excess of such amount. Such approval was obtained in October 2017.

Holders of Series J Preferred Stock will be entitled to a preferential payment of cash per share equal to the greater of 125% of the base amount on the date of payment or the amount per share had the holders converted such preferred shares immediately prior to the date of payment upon the liquidation, dissolution or winding up of the affairs of the Company, or a consolidation or merger of the Company with or into any other corporation or corporations, or a sale of all or substantially all of the assets of the Company, or the effectuation by the Company of a transaction or series of transactions in which more than 50% of the voting shares of the Company is disposed of or conveyed.

Series K Preferred Stock

As of September 30, 2017, and December 31, 2016, there were 65,000 and no shares of our Series K convertible preferred stock (“Series K Preferred Stock”) issued and outstanding and convertible into 6,500,000 and no shares of our common stock, respectively.

On August 14, 2017, the Company filed a Certificate of Designations, Preferences and Rights of the Series K Convertible Preferred Stock with the Delaware Secretary of State, designating 65,000 shares of preferred stock as Series K Preferred Stock.

The shares of Series K Preferred Stock are convertible into shares of common stock based on a conversion calculation equal to the stated value of the Series K Preferred Stock divided by the conversion price. The stated value of each share of Series K Preferred Stock is $0.01 and the initial conversion price is $0.0001 per share, each subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar events.

The holders of Series K Preferred Stock will be entitled to receive dividends if and when declared by our board of directors. The Series K Preferred Stock shall participate on an “as converted” basis, with all dividends declared on our common stock.  In addition, if we grant, issue or sell any rights to purchase our securities pro rata to all our record holders of our common stock, each holder will be entitled to acquire such securities applicable to the granted purchase rights as if the holder had held the number of shares of common stock acquirable upon complete conversion of all Series K Preferred Stock then held.

We are prohibited from effecting any conversion of the Series K Preferred Stock if the Company has not obtained shareholder approval for the full conversion of the Series J Preferred Stock and Series K Preferred Stock in accordance with the rules of the NASDAQ Capital Market or to the extent that, as a result of such conversion, the holder would beneficially own more than 4.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the Series K Preferred Stock, which beneficial ownership limitation may be increased by the holder up to, but not exceeding, 9.99%. Each holder is entitled to vote on all matters submitted to stockholders of the Company, and shall have the number of votes equal to the number of shares of common stock issuable upon conversion of such holder’s Series K Preferred Stock, substituting the consolidated closing bid price of the common stock on August 10, 2017 for the then-applicable conversion price, and not in excess of the beneficial ownership limitations. Such approval was obtained in October 2017.

Warrants Issued in Connection with April 2015 Private Placement

As of September 30, 2017, there were warrants outstanding to purchase 481,036 shares at $11.10 per share and 324,324 shares at $2.00 per share; and as of December 31, 2016, there were warrants outstanding to purchase 805,361 shares of common stock at $11.10 per share. All of the warrants at $11.10 and $2.00 per share that were outstanding on September 30, 2017, expired on October 10, 2017.

The warrants priced at $11.10 and $2.00 per share were remaining from our private offering in March and April 2015 (the “April 2015 Private Placement”) in which we sold $8,546,348 worth of units (the “Units”), net of $668,150 in issuance costs, of which $2,500,000 of the Units consisted of Series E Preferred Stock and the balance consisted of 1,660,271 shares of common stock, together with warrants to all investors to purchase 1,055,361 shares of common stock at $11.10 per share.  Each Unit was sold at a purchase price of $5.55 per Unit. OPKO Health, Inc., the lead investor in the April 2015 Private Placement, purchased $2,500,000 worth of Units consisting of all of the shares of the Series E Preferred Stock.

In connection with the May 2017 Public Offering, the Company had agreed to amend the terms of a portion of the outstanding warrants, or warrants to purchase 324,324 shares of common stock that had an exercise price of $11.10 per share, such that the amended warrants shall have an exercise price of $2.00 per share and no cashless exercise feature, for those investors who made a certain minimum required investment to qualify for repricing. After the repricing, the stock price never reached above $2.00 in order for the warrants to be exercised prior to the expiration date of October 10, 2017.

Warrants Issued in Connection with October 2015 Public Offering

As of September 30, 2017, and December 31, 2016, there were warrants outstanding to purchase 168,919 shares of common stock at $9.77 per share in connection with a public offering on October 5, 2015.

The warrants at $9.77 per share were issued in connection with our public offering on October 5, 2015, which consisted of 337,838 shares of common stock and warrants to purchase 168,919 shares of common stock, at an offering price of $8.14 per share.  For every two shares of common stock sold, the Company issued one warrant to purchase one share of common stock.  We received $2,750,000 in gross proceeds, before underwriting discounts and commissions and offering expenses totaling approximately $586,608. The shares and warrants were separately issued and sold in equal proportions. The warrants are immediately exercisable, expire September 30, 2018, and have an exercise price of $9.77 per share.  The warrants are not listed on any securities exchange or other trading market.

August 2016 Public Offering

As of September 30, 2017, there were warrants outstanding to purchase 436,332 shares at $5.55 per share and 436,332 shares at $6.29 per share. As of December 31, 2016, there were warrants outstanding to purchase 1,962,319 shares at $5.55 per share and 1,962,319 shares at $6.29 per share.

The warrants at $5.55 per share and $6.29 per share were issued on August 22, 2016, in connection with a public offering of 1,297,038 shares of common stock and 665,281 shares of Series F preferred stock, and warrants to purchase 1,962,319 shares of common stock at $5.55 per share and warrants to purchase 1,962,319 shares of common stock at $6.29 per share, at an offering price of $4.81 per share.  For every one share of common stock or Series F preferred stock sold, we issued one warrant to purchase one share of common stock at $5.55 per share and one warrant to purchase one share of common stock at $6.29 per share.  We received $9,438,753 in gross proceeds, before underwriting discounts and commissions and offering expenses totaling $871,305. The gross proceeds include the underwriter’s over-allotment option, which it exercised on the closing date.

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

The shares were offered and sold solely to “accredited investors” in reliance on the exemption from registration afforded by Rule 506 of Regulation D and Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). On the closing date, we entered into registration rights agreements with each of the investors, pursuant to which we agreed to undertake to file a registration statement to register the resale of the shares within thirty (30) days following the closing date, to cause such registration statement to be declared effective by the Securities and Exchange Commission (“SEC”) within sixty (60) days of the closing date and to maintain the effectiveness of the registration statement until all of such shares have been sold or are otherwise able to be sold pursuant to Rule 144 under the Securities Act, without any restrictions.

On May 10, 2017, we entered into exchange agreements with each of the holders of our Series H Preferred Stock representing an aggregate of $850,000 of our Series H Preferred Stock with such exchange to be effective on the closing of our May 2017 Public Offering. Prior to the closing of the May 2017 Public Offering, we and the holders rescinded and cancelled the exchange agreements and they have no force and effect and no transaction contemplated by the Exchange Agreements was consummated.

May 2017 Public Offering

On May 19, 2017, we closed a public offering of 1,342,858 shares of common stock and 1,000,000 shares of newly designated 0% Series G Convertible Preferred Stock, or Series G Preferred Stock, at $1.75 per share of common stock and Series G Preferred Stock, or the May 2017 Public Offering.  The Series G Preferred Stock is initially convertible into 1,000,000 shares of common stock, subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar events and was purchased by certain existing investors of the Company who, as a result of their purchases of common stock, would hold in excess of 4.99% of our issued and outstanding common stock. We received $4,100,000 in gross proceeds, before estimated underwriting discounts, commissions and offering expenses of $452,609.

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

In connection with the May 2017 Public Offering, we agreed with the lead investor of the August 2016 Public Offering (the “August Lead Investor”) pursuant to a Letter Agreement, dated May 18, 2017, to issue the Inducement Shares to the investors in the August 2016 Public Offering (the “August 2016 Investors”), as incentive shares to those investors to make a minimum required investment in this public offering of at least 50% of their investment in the $9,400,000 August 2016 Public Offering, or the Minimum Required Investment, and who still hold 100% of the shares of common stock previously acquired. Such August 2016 Investors shall be entitled to receive their pro rata share of 2,900,000 shares, after the Lead Investor in this offering receives the first 10%. For the August 2016 Investors who purchased Series F Preferred Stock and made the Minimum Required Investment and who still held 100% of the shares of Series F Preferred Stock at the closing of the May 2017 Public Offering, they may, instead of receiving a pro rata share of the 2,610,000 shares remaining after the August Lead Investor receives the first 290,000 shares, elect to receive their Inducement Shares in the form of a new Series I Preferred Stock to be created with similar rights as currently exist in the Series G Preferred Stock. The stated value of each share of Series I Preferred Stock will be $0.01 and the conversion rate shall be one (1) share of common stock for one (1) share of Series I Preferred Stock, each subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar events. In the event of a liquidation, dissolution or winding up of the Company, each share of Series I Preferred Stock will be entitled to a per share preferential payment equal to the par value, or $0.01 per share. All shares of the Company’s capital stock will be junior in rank to the Series I Preferred Stock at the time of creation, with respect to the preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding-up of the Company, except for the Company’s Series D Preferred Stock, Series E Preferred Stock, Series F Preferred Stock, Series G Preferred Stock, and Series H Preferred Stock.

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

Based on the closing of the May 2017 Public Offering, and election of certain prior investors who made the Minimum Required Investment and elected to take Series I Preferred Stock upon its creation, 931,336 Inducement Shares of common stock were issued and 1,968,664 Inducement Shares were issued in the form of Series I Preferred Stock that was created following the closing of the May 2017 Public Offering and issued following verification with each investors that the terms of the Inducement Shares have been met. The Company recorded a deemed dividend of $5,220,000 in June 2017 in connection with issuing the Inducement Shares.

Additionally, in connection with participation by the April 2015 investors in the May 2017 Public Offering, the Company revised the exercise price for 90,099 warrants from $11.10 to $2.00 per warrant share and recorded a deemed dividend of $19,413 also in June 2017. In August 2017, the Company revised the exercise price for an additional 225,225 warrants from $11.10 to $2.00 per warrant share for the July 2017 Private Placement. The impact of the repricing of the additional warrants was immaterial as the stock price on the date of repricing was $0.70, with a volatility index in the neighborhood of 85%, and were expiring in 69 days. The warrants expired on October 10, 2017, unexercised.

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

For the period from the May 2017 Public Offering to September 30, 2017, the Company incurred approximately $223,000 in expenses related to outside investor relations services, and the Company has engaged additional services for the remainder of 2017 that will complete our obligation for spending on investor relations. The Lead Investor elected not to hold the funds in escrow. Further, two Board members have resigned, which achieves one of the conditions of the Lead Investor.

July 2017 Private Placement

On July 27, 2017, we entered into a subscription agreement with an accredited investor pursuant to which we agreed to sell 152,143 restricted shares of common stock for $125,000 (the “July 2017 Private Placement”). As part of the transaction, the Company agreed to reprice the investor’s warrant to purchase 225,225 shares of common stock from $11.10 to $2.00 per warrant share and remove the cashless exercise feature. The transaction closed on August 2, 2017.  The impact of repricing the warrants to $2.00 a share, which took effect on August 2, 2017, was immaterial, as the stock price on the date of the closing of the transaction was $0.70 and the warrants at $2.00 a share expired on October 10, 2017, unexercised.

August 2017 Registered Direct Offering

On August 11, 2017, we entered into securities purchase agreements to sell 2,386.36 shares of Series J Preferred Stock with a stated value of $550 per share (the “August 2017 Offering”).  The Series J Preferred Stock is convertible into common stock at $0.55 per share, subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar events and was purchased by certain existing investors of the Company (the “Prior Investors”). The total amount of the securities purchase agreements amounted to approximately $1,312,500, before estimated expenses of $123,083. The Certificate of Designation for the Series J Preferred Stock includes a 4.99% beneficial ownership conversion blocker, a 19.99% blocker provision to comply with the NASDAQ Capital Market rules until stockholders have approved any or all shares of common stock issuable upon conversion of the Series J Preferred Stock, which was approved in a special meeting of stockholders on October 2, 2017 (the “October 2017 Special Meeting”), and a 125% liquidation preference. All shares of the Company’s capital stock will be junior in rank to the Series J Preferred Stock at the time of creation, with respect to the preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding-up of the Company, except for the Company’s Series D Preferred Stock, Series E Preferred Stock, Series F Preferred Stock, Series G Preferred Stock, Series H Preferred Stock, and Series I Preferred Stock.

In connection with the August 2017 Offering, we agreed with the Lead Investor pursuant to a Letter Agreement, dated August 9, 2017 (the “August 2017 Letter Agreement”), to issue incentive shares (the “Incentive Shares”) to Prior Investors as an incentive to invest in the August 2017 Offering. Such Prior Investors received a portion of 65,000 shares in the form of a new Series K Preferred Stock, allocated by the Lead Investor, and convertible into 6,500,000 shares of common stock, subject to stockholder approval, which was also approved in the October 2017 Special Meeting. The stated value of each share of Series K Preferred Stock is $0.01 and the conversion rate is the stated value of $0.01 divided by .0001, or one hundred (100) shares of common stock upon conversion of one (1) share of Series K Preferred Stock, each subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar event, and have a 4.99% beneficial ownership conversion blocker. In the event of a liquidation, dissolution or winding up of the Company, each share of Series K Preferred Stock will be entitled to a per share preferential payment equal to the par value, or $0.01 per share. All shares of the Company’s capital stock will be junior in rank to the Series K Preferred Stock at the time of creation, with respect to the preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding-up of the Company, except for the Company’s Series D Preferred Stock, Series E Preferred Stock, Series F Preferred Stock, Series G Preferred Stock, Series H Preferred Stock, Series I Preferred Stock and Series J Preferred Stock. The Company recorded a deemed dividend of $3,120,000 in August 2017 in connection with issuing the Incentive Shares.

The August 2017 Letter Agreement also specified the following:

●
That the Company files a proxy statement for a special meeting of stockholders within 10 days of closing the August 2017 Offering. Proposals shall include (i) an amendment to the Company’s Certificate of Incorporation to effect a reverse stock split of its issued and outstanding common stock by a ratio of not less than one-for-two and not more than one-for-twenty at any time prior to one year from the date of the special meeting, with the exact ratio to be set at a whole number within this range as determined by the Board of Directors, (ii) the issuance of securities in one or more non-public offerings where the maximum discount at which securities will be offered will be equivalent to a discount of 30% below the market price of the common stock, as required by and in accordance with Nasdaq Marketplace Rule 5635(d), (iii) the issuance of securities in one or more non-public offerings where the maximum discount at which securities will be offered will be equivalent to a discount of 20% below the market price of the Common Stock, as required by and in accordance with Nasdaq Marketplace Rule 5635(d), (iv) the issuance of the Series J Conversion Shares and (v) the issuance of the Inducement Shares.

●
Lead Investor will commit to investing an additional $1,000,000 in a new private or public offering of up to $8,000,000 (the “$8,000,000 Financing”). The $8,000,000 Financing shall sign and close following shareholder approval of each of the proposals identified in the August 2017 Letter Agreement.

●
That the employment terms of all management be reduced to two years from three years and that management defer portions of their salary for the remainder of the year, which shall be paid upon the earlier of completion of the $8,000,000 Financing or a business transaction that represents, or transactions in the aggregate that represent, in excess of $10,000,000.

Effective with the Company’s pay period ending August 10, 2017, and without changing their employment agreements dated July 1, 2017, several members of management volunteered to defer receiving portions of their salaries for the remainder of 2017. The voluntary deferral of cash payments is intended to help with the Company’s cash flow for the remainder of the year, with voluntary reductions by the management team committed to remain in effect until the earlier of completing a successful financing of at least $8.0 million, a business transaction that represents, or business transactions in the aggregate that represent, an amount of $10.0 million or greater, or the end of the year, whichever occurs first. The employment agreements with the Company remain unchanged, except that the executives have volunteered to reduce the terms of their employment agreements to two years from three in connection with the August 11, 2017 registered direct offering and Letter Agreement with the Lead Investor.

  On August 14, 2017, the Chairman of the Compensation Committee, acting on behalf of the Board of Directors sent a letter to each executive of the Company stating that the Board deems it in the best interests of the Company to request that the executive voluntarily defer a portion of his regular salary to help with cash flow of the Company. On August 16 and August 21, 2017, Paul Resnick, M.D. and Paul Maffuid, Ph.D., respectively gave notice of good reason (as that term is defined in their employment agreements, or “Good Reason”) for termination of their employment. The Company had 30 days from the notification date under each of their employment agreements to cure their concerns. In oral discussions with each executive the President and Chief Executive Officer communicated on behalf of the Compensation Committee the Company’s intention to provide additional equity compensation in return for salary deferrals. Given the perceived uncertainty about the Company’s plans at the time for addressing the concerns of Dr. Resnick and Dr. Maffuid, and that nothing in writing had been provided as possible equity compensation, they each submitted their notices to the Company of good reason for termination. Further, they each expressed in oral conversations that they wanted to remain employed by the Company. The Company cured each executive’s concerns within the 30-day cure period, by reinstating the deferred salary for Dr. Resnick in one instance, and in granting restricted stock to all executives with vesting over time, as disclosed in the filings of Form 4s following the approvals. Both executives rescinded their notices of good reason for termination on September 7, 2017, and all executives’ employment agreements remain unchanged as the salary deferrals remain to be voluntary.

In order to meet the Nasdaq Capital Market rules in the August 2017 Offering, we were not obligated to issue any shares of common stock upon conversion of the Series J Preferred Stock which would cause the Company to breach our obligations under the rules and regulations of the Nasdaq Capital Market, which limit the aggregate number of shares issued at a discount to market at 19.99% of the number of shares outstanding on the closing date of the August 2017 Offering, except that such limitation shall not apply in the event that we obtain the approval of our stockholders as required by the applicable rules of the Nasdaq Capital Market for issuances of common stock in excess of such amount. Similarly, none of the Series K Preferred Stock may be converted into common stock until we obtain the approval of our stockholders. On October 2, 2017, in a special meeting of stockholders, we obtained approval to issue shares underlying all of the Series J Preferred Stock and the Series K Preferred Stock.

September 2017 Registered Direct Offerings

On September 11, 2017, we entered into an agreement to sell 4.0 million shares of common stock at $0.50 a share for gross proceeds of approximately $2.0 million, before estimated expenses of $147,639. The shares were offered and sold to certain accredited investors in a registered direct offering. Laidlaw acted as placement agent for the offering.

On September 22, 2017, we entered into a subscription agreement with select accredited investors relating to the Company’s registered direct offering, issuance and sale of 2,016,129 shares of the Company’s common stock, $0.01 par value per share. The purchase price per share was $0.62. The total amount of the subscription agreements amounted to $1,250,000, before estimated expenses of $35,000.

Consultant Grants

On January 13, 2016, the Board of Directors approved the issuance of 13,514 shares of restricted stock with immediate vesting valued at $64,000 to a consultant for advisory services to the Company.

On February 10, 2017, we entered into a consulting agreement with MDM Worldwide, pursuant to which MDM Worldwide began providing investor relations services to the Company in consideration for an immediate grant of 20,000 shares of the Company’s common stock and a monthly cash retainer of $10,000 a month for ongoing services for a period of one year. As the shares granted were fully vested upon grant and the Company has no legal recourse to recover the shares in the event of nonperformance, the Company recognized the grant date fair value of the 20,000 shares, or $56,600, as investor relations expense upon grant during the first quarter of 2017.

On March 7, 2017, we entered into a consulting agreement with Jenene Thomas Communications, pursuant to which Jenene Thomas Communications began providing investor relations services to the Company on April 1, 2017. In consideration for the services, we began paying a monthly cash retainer of $12,500. Additionally, we issued 20,000 restricted shares of common stock on April 1, 2017, to be vested at 5,000 per quarter over the four quarters of services under the agreement beginning April 1, 2017. The shares granted vest over a one-year period over which the services are performed and, as such, will be amortized over the same period beginning in April 1, 2017. During the three and nine months ended September 30, 2017, we have recognized $3,250 and $10,200, respectively, in general and administrative expenses related to this arrangement in common stock for services.

On September 14, 2017, we issued 100,000 restricted shares of common stock for legal services and 100,000 restricted shares of common stock for due diligence services in connection with the September 11, 2017 registered direct offering.

6. Notes Payable

On January 15, 2016, we entered into the Loan Agreement with Oxford Finance, LLC pursuant to which we had the option to borrow $10,000,000 in two equal tranches of $5,000,000 each.  The first tranche of $5,000,000 was funded at close on January 15, 2016 (the “Term A Loan”). The option to fund the second tranche of $5,000,000 (the “Term B Loan”) was upon the Company achieving positive interim data on the Phase 1 HuMab-5B1 antibody trial in pancreatic cancer and successfully uplisting to either the NASDAQ Capital Market or NYSE MKT on or before September 30, 2016.  The option for the Term B Loan expired on September 30, 2016. The Company is not pursuing completion of any additional debt financing with Oxford Finance, LLC at the present time. The interest rate for the Term A Loan is set on a monthly basis at the index rate plus 11.29%, where the index rate is the greater of the 30-day LIBOR rate or 0.21%.  Interest is due on the first day of each month, in arrears, calculated based on a 360-day year.  The loan is interest only for first year after funding, and the principal amount of the loan is amortized in equal principal payments, plus period interest, over the next 36 months.  A facility fee of 1.0% or $100,000 was due at closing of the transaction, and was earned and paid by the Company on January 15, 2016.  The Company is obligated to pay a $150,000 final payment upon completion of the term of the loan, and this amount is being accreted using the effective interest rate method over the term of the loan. Each of the term loans can be prepaid subject to a graduated prepayment fee, depending on the timing of the prepayment.

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

On March 31, 2017, we and Oxford Finance, LLC signed the Amendment, providing that the payment of principal on the January 2016 Term Loan that otherwise would have been due on the Amortization Date will be due and payable on May 1, 2017 along with any other payment of principal due on May 1, 2017. We were obligated to pay a fully earned and non-refundable amendment fee of $15,000 to the Collateral Agent. On May 1, 2017, we paid the principal due on May 1, 2017, along with the $15,000 amendment fee.

The Company was in compliance with all applicable covenants set forth in the Loan Agreement as of September 30, 2017.

For the three and nine months ended September 30, 2017, the Company recorded interest expense related to the term loan of $138,642 and $445,934, respectively. For the three and nine months ended September 30, 2016, the Company recorded $266,057 and $729,350 in interest expense related to the term loan, respectively. The annual effective interest rate on the note payable, including the amortization of the debt discounts and accretion of the final payment, but excluding the warrant amortization, was approximately 12.3% and approximately 13.8% as of September 30, 2017 and 2016, respectively.

In July 2016, we entered into a premium insurance agreement with First Insurance of California for the financing of our 2016-17 insurance policy premiums in the amount of $183,584, payable in monthly installments of $20,783 with an effective interest rate of 3.9% which was completed in April 2017. In July 2017, we entered into another premium finance agreement with First Insurance of California for the financing of our 2017-18 insurance policy premiums in the amount of $33,756, payable in nine monthly installments of $3,855. The effective interest rate is 6.7%.

Future principal payments under the Loan Agreement and the insurance notes as of September 30, 2017, are as follows:

Years ending December 31:
2017 (remaining)	$581,952
2018	1,666,667
2019	1,666,667
2020	138,889
Notes payable, balance as of September 30, 2017	4,054,175
Unamortized discount on notes payable	(403,453)
Notes payable, balance as of September 30, 2017	3,650,722
Current portion of notes payable	(1,693,065)
Non-current portion of notes payable	$1,957,657

7. Related Party Transactions

On April 1, 2016, the Company entered into a two-year consulting agreement with Jeffrey Ravetch, M.D., Ph.D., a Board member until August 3, 2017, for work beginning January 1, 2016 through December 31, 2017, at a rate of $100,000 a year, in support of scientific and technical advice on the discovery and development of technology and products for the Company primarily related to monoclonal antibodies, corporate development, and corporate partnering efforts.  In April 2016, the Company paid Dr. Ravetch $100,000 for services to be performed in 2016, and will pay quarterly thereafter beginning January 1, 2017. During the three and nine months ended September 30, 2017, the Company recorded $25,000 and $75,000, respectively, in consulting expenses, as part of general and administration expenses, related to this agreement, of which $25,000 is outstanding and included in other accrued expenses on the balance sheet as of September 30, 2017.

On November 3, 2016, the Company granted 17,500 stock options to Jeffrey Ravetch, M.D., Ph.D., for his ongoing consulting services to the Company. The option award vests over a three-year period. During the three and nine months ended September 30, 2017, the Company recognized $3,900 and $11,572 of stock-based compensation expense, respectively, as part of general and administration expenses, related to this option grant.

On May 19, 2017, the Company granted each director, other than J. David Hansen, Jeffrey Ravetch, a Board member at the time, and Philip Livingston, 50,000 options at market price, $1.80 on May 19, 2017, with immediate vesting for their continuing service to the Company, in exchange for giving up their Board fees for the remainder of the year. J. David Hansen and Jeffrey Ravetch were each granted 500,000 options and Philip Livingston was granted 50,000 options each at $2.00 exercise price per share with immediate vesting and no performance obligations. Options granted to J. David Hansen, CEO and Philip Livingston were granted as a condition of the May 2017 financing transaction. The 450,000 options granted to Dr. Ravetch in addition to the 50,000 options granted to other non-employee members of the Company’s Board of Directors were in recognition of the additional value provided by Dr. Ravetch as a scientific expert. During the three and nine months ended September 30, 2017, the Company recorded $0 and $1,480,089 in stock-based compensation expense, respectively, in general and administration expenses, related to these grants.

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

On June 12, 2017, the Company’s stockholders at its annual meeting approved a proposal to increase in the number of shares reserved for issuance under the Plan, increasing the total shares reserved under the Plan from 2,128,406 (including the fixed amount of 30,946) to 4,128,406, and increasing the number of shares that may be granted to any participant in any fiscal year to 900,000, from 405,406.

On October 2, 2017, in a special meeting of stockholders, the Company received approval of the Fifth Amended and Restated MabVax Therapeutics Holdings, Inc. 2014 Employee, Director and Consultant Equity Incentive Plan (the “Plan”), including an increase in the shares of common stock reserved for issuance under the Plan from 4,128,406 to 6,128,406 shares.

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

We use the Black-Scholes model to estimate the fair value of stock options granted. The expected term of stock options granted represents the period of time that we expect them to be outstanding. For the three and nine months ended September 30, 2017 and 2016, the following valuation assumptions were used (there were no options granted for the three months ended September 30, 2017):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Risk-free interest rate	-	0.87%	1.5 to 2.0%	1.43%
Dividend yield	-	0%	0%	0%
Expected volatility	-	70.98%	73 to 85%	85.91%
Expected life of options, in years	-	2.9 yrs.	1.4 to 6.0 years	6.0 yrs.
Weighted-average grant date fair value	-	$3.43	$1.53	$3.23

Total estimated stock-based compensation expense, related to all of the Company’s stock-based payment awards recognized under ASC 718, “Compensation—Stock Compensation” and ASC 505, “Equity” was comprised of the following:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
Research and development	$292,523	$301,985	$989,884	$889,666
General and administrative	721,213	666,556	3,526,488	2,570,326
Total stock-based compensation expense	$1,013,736	$968,541	$4,516,372	$3,459,992

Stock-based Award Activity

The following table summarizes the Company’s stock option activity during the nine months ended September 30, 2017:

	Options Outstanding	Weighted-Average Exercise Price
Outstanding at December 31, 2016	851,375	$10.94
Granted	2,046,690	2.37
Exercised	—	—
Forfeited/cancelled/expired	(82,825)	5.67
Outstanding and expected to vest at September 30, 2017	2,815,240	$4.87
Vested and exercisable at September 30, 2017	1,742,632	$4.79

The total unrecognized compensation cost related to unvested stock option grants as of September 30, 2017, was $2,519,222 and the weighted average period over which these grants are expected to vest is 1.71 years. The weighted average remaining contractual life of stock options outstanding at September 30, 2017 and 2016 is 9.1 and 9.0 years, respectively.

During the first nine months of 2017, the Company granted 2,046,690 options to officers and employees with a weighted average exercise price of $2.37 which consisted of 1,300,000 shares vesting immediately at grant and the remainder vesting over a three-year period starting at the one-year anniversary of the grant date.  During the first nine months of 2016, the Company granted 413,578 options to officers and employees with a weighted average exercise price of $5.21. Stock options granted to employees generally vest over a three-year period with one third of the grants vesting at each one-year anniversary of the grant date.

Because the Company had a net operating loss carryforward as of September 30, 2017, no tax benefits for the tax deductions related to stock-based compensation expense were recognized in the Company’s condensed consolidated statements of operations. Additionally, no stock options were exercised in the three and nine months ended September 30, 2017 and 2016.

A summary of activity related to restricted stock grants under the Plan for the nine months ended September 30, 2017 is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2016	205,478	$16.84
Granted	850,965.55
Vested	(102,737)	16.22
Forfeited	—	—
Non-vested at September 30, 2017	953,706	$2.30

As of September 30, 2017, there were 953,706 non-vested restricted stock units remaining outstanding.

As of September 30, 2017 and 2016, unamortized compensation expense related to restricted stock grants amounted to $1,169,284 and $2,553,920, respectively, which is expected to be recognized over a weighted average period of 0.24 and 1.5 years, respectively.

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

Also, on February 16, 2016, the Compensation Committee of the Board of Directors of the Company approved the following amendments to Company's policy for compensating non-employee members of the Board:

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

On August 25, 2016, the Compensation Committee of the Board of Directors of the Company approved the following amendments to Company's policy for compensating non-employee members of the Board:

●
The initial equity grant upon first appointment (or election) of future non-employee directors to the Board shall be a 10-year option to purchase 25,000 shares of the Company's common stock, under the Plan with 3-year annual vesting and a strike price equal to the closing price of the Company's common stock on the effective date of the appointment (or election); and

●
the additional automatic annual option grant to each non-employee director on the date of the Company's annual meeting shall be a 10-year option to purchase 17,500 shares of the Company's common stock, under the Plan with 1-year vesting and a strike price equal to the closing price of the Company's common stock on the date of the annual meeting.

On February 6, 2017, the Compensation Committee of the Board of Directors of the Company approved the following amendments to Company's policy for compensating non-employee members of the Board:

●
the initial equity grant upon first appointment (or election) of future non-employee directors to the Board shall be a 10-year option to purchase 30,000 shares of the Company's common stock, under the Plan with 3-year annual vesting and a strike price equal to the closing price of the Company's common stock on the effective date of the appointment (or election); and

●
the additional automatic annual option grant to each non-employee director on the date of the Company's annual meeting shall be a 10-year option to purchase 20,000 shares of the Company's Common Stock, under the Plan with 1-year vesting and a strike price equal the closing price of the Company's common stock on the date of the annual meeting.

On May 19, 2017, in connection with the May 2017 Public Offering, the Company entered into the May 2017 Letter Agreement with the Lead Investor, whereby the Company was obligated to issue an aggregate of 1,050,000 options to certain employees and members of the Board, at a price not less than $2.00 per share, and 50,000 options to each other Board member at the current market price. Further, all Board fees were waived for 2017 in connection with the May 2017 Letter Agreement.

On August 14, 2017, the Chairman of the Compensation Committee, acting on behalf of the Board of Directors sent a letter to each executive of the Company stating that the Board deems it in the best interests of the Company to request that the executive voluntarily defer a portion of his regular salary to help with cash flow of the Company. On August 16 and August 21, 2017, Paul Resnick, M.D. and Paul Maffuid, Ph.D., respectively gave notice of good reason (as that term is defined in their employment agreements, or “Good Reason”) for termination of their employment. The Company had 30 days from the notification date under each of their employment agreements to cure their concerns. In oral discussions with each executive the President and Chief Executive Officer communicated on behalf of the Compensation Committee the Company’s intention to provide additional equity compensation in return for salary deferrals. Given the perceived uncertainty about the Company’s plans at the time for addressing the concerns of Dr. Resnick and Dr. Maffuid, and that nothing in writing had been provided as possible equity compensation, they each submitted their notices to the Company of good reason for termination. Further, they each expressed in oral conversations that they wanted to remain employed by the Company. The Company cured each executive’s concerns within the 30-day cure period, by reinstating the deferred salary for Dr. Resnick in one instance, and in granting restricted stock to all executives with vesting over time, as disclosed in the filings of Form 4s following the approvals. Both executives rescinded their notices of good reason for termination on September 7, 2017, and all executives’ employment agreements remain unchanged as the salary deferrals remain to be voluntary.

Common stock reserved for future issuance

Common stock reserved for future issuance consists of the following at September 30, 2017:

Common stock reserved for issuance upon conversion of preferred stock	11,633,387
Common stock reserved for issuance upon exercise of warrants	2,073,416
Common stock options outstanding	2,815,240
Authorized for future grant or issuance under the Stock Plan	181,839
Unvested restricted stock	953,706
Total	17,657,588

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

	As of September 30,
	2017	2016
Stock options	2,815,240	815,412
Restricted stock awards	953,706	205,478
Preferred stock	11,633,387	2,975,424
Common stock warrants	2,073,416	5,124,144
Total	17,475,749	9,120,458

10. Contracts and Agreements

Memorial Sloan Kettering Cancer Center, or MSK

Since 2008 the Company has engaged in various research agreements and collaborations with MSK including licensed rights to cancer vaccines and the blood samples from patients who have been vaccinated with MSK’s cancer vaccines. Total sponsored research contracts outstanding in 2016 amounting to approximately $800,000 in 2016 were 100% complete as of the year ended December 31, 2016. Such sponsored research agreements provide support for preclinical work on the Company’s product development programs. The work includes preparing radioimmunoconjugates of the Company’s antibodies and performing in vitro and in vivo pharmacology studies for our therapeutic antibody product, imaging agent product and radioimmunotherapy product programs. For the three and nine months ended September 30, 2017 the Company incurred $0 and $184,000 in expenses related to these contracts, respectively, and for the three and nine months ended September 30, 2016, the Company incurred $0 and $212,574, respectively.

Life Technologies Licensing Agreement

On September 24, 2015, the Company entered into a licensing agreement with Life Technologies Corporation, a subsidiary of ThermoFisher Scientific.  Under the agreement MabVax agreed to license certain cell lines from Life Technologies Corporation to be used in the production of recombinant proteins for the Company’s clinical trials.  The amount of the contract is for $450,000 and was fully expensed during 2015. This agreement was fully paid as of December 31, 2016. For the three and nine months ended September 30, 2017 and 2016, the Company recorded no expenses associated with the agreement.

Rockefeller University Collaboration

In July 2015, the Company entered into a research collaboration agreement with Rockefeller University's Laboratory of Molecular Genetics and Immunology. The Company provided antibody material to Rockefeller University, which is exploring the mechanism of action of constant region (Fc) variants of the HuMab 5B1 in the role of tumor clearance. The Company may supply additional research materials if requested by the Rockefeller University, which is evaluating ways to optimize the function. For the three and nine months ended September 30, 2017, and 2016, the Company recorded no expenses associated with the agreement.

Patheon Biologics LLC Agreement

On April 14, 2014, the Company entered into a development and manufacturing services agreement with Patheon (f.k.a. Gallus Biopharmaceuticals) to provide a full range of manufacturing and bioprocessing services, including cell line development, process development, protein production, cell culture, protein purification, bio-analytical chemistry and QC testing.  Total amount of the contract is estimated at approximately $3.0 million.  For the three and nine months ended September 30, 2017 and 2016, the Company recorded no expenses associated with the agreement.

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

On August 25, 2014, the Company was awarded a $1.5 million contract for the Phase II portion of the NCI PET Imaging Agent Grant. The contract is intended to support a major portion of the preclinical work being conducted by the Company, together with its collaboration partner, MSK, to develop a novel PET imaging agent for detection and assessment of pancreatic cancer. The total contract amount for Phase I and Phase II was approximately $1,749,000. The Company recorded revenue associated with the NCI PET Imaging Agent Grant as the related costs and expenses were incurred. For the three and nine month periods ended September 30, 2017 the Company recorded no revenues associated with the NCI PET Imaging Agent Grant, and during the same periods in 2016, the Company recorded $0 and $148,054 of revenue associated with the NCI PET Imaging Agent Grant, respectively.

11. Commitments and contingencies

Capital Leases

On March 21, 2016, the Company entered into a lease agreement with ThermoFisher Scientific (“Lessor”).  Under the terms of the agreement, the Company agreed to lease two pieces of equipment from the Lessor, a liquid chromatography system and an incubator, totaling in cost of $95,656.  The term of the lease is five years (60 months), and the monthly lease payment is $1,867. In addition, there is a $1.00 buyout option at the end of the lease term.

Minimum future annual capital lease obligations are as follows as of September 30, 2017:

2017 (remaining)	$5,601
2018	22,402
2019	22,402
2020	22,402
2021	7,467
Less interest	(12,379)
Principal	67,895
Less current portion	(17,447)
Noncurrent portion	$50,448

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

On September 2, 2015, the Company entered into a lease (the “Lease”) with AGP Sorrento Business Complex, L.P., for certain premises of office and laboratory space in buildings located at 11535 Sorrento Valley Rd., San Diego, California, to serve as the Company’s corporate offices and laboratories (the “New Premises”).  Because certain tenant improvements needed to be made to the New Premises before the Company could take occupancy, the term of the Lease did not commence until the New Premises were ready for occupancy, which was on February 4, 2016.  The Lease terminates six years after such term commencement date, unless earlier terminated in accordance with the Lease. Pursuant to the terms of the Lease, the monthly base rent is $35,631, subject to annual increases as set forth in the Lease. Effective March 1, 2017, the monthly base rent increased to $36,700.

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

During the three and nine months ended September 30, 2017, the Company recorded rent expense of $115,238 and $345,714, respectively, and during the three and nine months ended September 30, 2016, the Company recorded rent expense of $115,238 and $318,159, respectively.

Minimum future annual operating lease obligations are as follows as of September 30, 2017:

2017 (remaining)	$110,100
2018	451,409
2019	464,951
2020	478,900
2021	493,267
Thereafter	82,612
Total	$2,081,239

12. Subsequent Events

October 10, 2017 Registered Direct Offering – On October 10, 2017, we entered into a subscription agreement with select accredited investors relating to the Company’s registered direct offering, issuance and sale of 769,231 shares of the Company’s common stock, $0.01 par value per share. The purchase price per share was $0.65. The total amount of the subscription agreements amounted to $500,000, before estimated expenses of $15,000.

October 16, 2017 Series L Preferred Stock - On October 16, 2017, we filed a Certificate of Designations, Preferences and Rights of the 0% Series L Convertible Preferred Stock (the "Series L Certificate of Designation") with the Delaware Secretary of State, designating 58,000 shares of preferred stock as Series L convertible preferred stock (the “Series L Preferred Stock”). On October 18, 2017, we filed a Certificate of Correction to the Series L Certificate of Designation to include a sentence that was inadvertently omitted.

The shares of Series L Preferred Stock are convertible into shares of common stock based on a conversion calculation equal to the stated value of the Series L Preferred Stock, plus all accrued and unpaid dividends, if any, on such Series L Preferred Stock, as of such date of determination, divided by the conversion price. The stated value of each share of Series L Preferred Stock is $100 and the initial conversion price is $0.60 per share, each subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar events.

The holders of Series L Preferred Stock will be entitled to receive dividends if and when declared by our board of directors. The Series L Preferred Stock shall participate on an “as converted” basis, with all dividends declared on our common stock.  In addition, if the Company grants, issues or sells any rights to purchase its securities pro rata to all record holders of common stock, each holder will be entitled to acquire such securities applicable to the granted purchase rights as if the holder had held the number of shares of common stock acquirable upon complete conversion of all Series L Preferred Stock then held.

We are prohibited from effecting a conversion of the Series L Preferred Stock if the Company has not obtained stockholder approval for the full conversion of the Series L Preferred Stock in accordance with the rules of the NASDAQ Capital Market or to the extent that, as a result of such conversion, the holder would beneficially own more than 4.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the Series L Preferred Stock, which beneficial ownership limitation may be increased by the holder up to, but not exceeding, 9.99%. Each holder is entitled to vote on all matters submitted to stockholders of the Company, and shall have the number of votes equal to the number of shares of common stock issuable upon conversion of such holder’s Series L Preferred Stock, substituting the consolidated closing bid price of the common stock on October 13, 2017, for the then-applicable conversion price, and not in excess of the beneficial ownership limitations or limitations required by the rules and regulations of the NASDAQ Capital Market.

Holders of Series L Preferred Stock will be entitled to a preferential payment of cash per share equal to the greater of 100% of the base amount on the date of payment or the amount per share had the holders converted such preferred shares immediately prior to the date of payment upon the liquidation, dissolution or winding up of the affairs of the Company, or a consolidation or merger of the Company with or into any other corporation or corporations, or a sale of all or substantially all of the assets of the Company, or the effectuation by the Company of a transaction or series of transactions in which more than 50% of the voting shares of the Company is disposed of or conveyed.

October 17, 2017 Preferred Stock Exchange Agreement – On October 17, 2017, we entered into exchange agreements (each, an “Exchange Agreement” and collectively, the “Exchange Agreements”) with the holders of all of the Company’s outstanding shares of Series F Preferred Stock, Series G Preferred Stock and Series H Preferred Stock, pursuant to which 665,281 shares of Series F Preferred Stock, 1,000,000 shares of Series G Preferred Stock and 850 shares of Series H Preferred Stock were exchanged for 58,000 newly authorized shares of Series L Preferred Stock. The Company agreed to hold a special meeting of shareholders to approve the issuance of the Series L Preferred Stock and shares of common stock issuable upon conversion of the Series L Preferred Stock (the “Conversion Shares”). The special meeting has been scheduled for Novermber 22, 2017.

The terms of the Exchange Agreements and Series L Preferred Stock were determined by negotiation between the parties. No commission or other payment was received by the Company in connection with the Exchange Agreements. Such exchange was conducted pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, and Series L Preferred Stock issuable pursuant to the Exchange Agreements and the Conversion Shares will be issued in reliance on the exemption from registration contained in Section 3(a)(9) of the Securities Act.

Pursuant to a registration rights agreement entered into between the Company and the Holders on October 17, 2017, the Company agreed to use its reasonable best efforts to file a registration statement registering the Conversion Shares for resale within 10 days of closing and cause the registration statement to be declared effective within 30 days of filing. On October 25, 2017, we filed a registration statement with the SEC, which was within 10 days of closing. The registration statement is currently under review by the SEC.

Restricted Stock Grants – During the month of October 2017, we issued an aggregate of 415,000 shares of restricted common stock valued at $306,650 based on the closing market prices ranging from $0.63 to $0.78, depending on the date of issuance, to different investor relations services firms or individuals in connection with providing investor relations services to the Company. All of the shares were fully vested on the date of issuance.

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

The forward-looking statements included herein are based on current expectations that involve several risks and uncertainties set forth under “Risk Factors” in our Annual Report on Form 10-K as of and for the year ended December 31, 2016, Part II, Section 1A, herein, and other periodic reports filed with the SEC. Accordingly, to the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company’s actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements and thus you should not unduly rely on these statements.

Overview

We are a clinical-stage biotechnology company focused on the development of antibody-based products to address unmet medical needs in the treatment of cancer.  We have discovered a pipeline of human monoclonal antibody products based on the protective immune responses generated by patients who have been vaccinated against targeted cancers with our proprietary vaccines.  Our lead development program is centered on our HuMab-5B1 antibody, which is fully human and discovered from the immune response of cancer patients vaccinated with an antigen-specific vaccine during a Phase I trial at Memorial Sloan Kettering Cancer Center, or MSK.   The antigen the antibody targets is expressed on more than 90% of pancreatic cancers, and expressed in significant percentages on small cell lung cancer, stomach, colon and other cancers, making the antibody potentially broadly applicable to many types of cancers.  We have other antibody candidates that are in preclinical development.

Monoclonal antibodies are produced from a single DNA sequence encoded into multiple cells that all produce the same single antibody. We generate our pipeline of antibody-based product candidates from patients who have been vaccinated with proprietary vaccines licensed from MSK. Our approach involves surveying the protective immune response from many patients to identify a monoclonal antibody candidate against a specific target on the surface of a cancer cell. We believe this approach provides us with a novel next-generation human antibody technology platform. We believe our approach to antibody discovery allows us to identify antibody candidates with superior performance characteristics while minimizing many of the toxicity and off target binding drawbacks (phenomenon occurring when antibodies bind to non-cancer cells) of other discovery technologies.

Our lead clinical development program is a Phase 1 clinical trial of our HuMab-5B1 radioimmunotherapy product that we have designated as MVT-1075. The development of MVT-1075 is based on experience we gained through clinical studies of 50 patients with either our antibody we designate as MVT-5873, or our imaging agent we designate as MVT-2163 that are discussed in more detail in our descriptions and results to date of our clinical development programs. We initiated the phase I study of MVT-1075 in June 2017 and intend to treat additional patients to continue to assess the safety and potential efficacy of this treatment. Also, we intend to continue clinical development of MVT-5873 in combination with gemcitabine and nab-paclitaxal in first line therapy for the treatment of patients newly diagnosed with pancreatic cancer. We have treated two cohorts of patients in our combination therapy, for a total of six patients to date in this study. We intend to enroll an additional cohort of patients in the combination therapy with the objective of confirming early observations.

On September 6, 2017, we announced that we have engaged Greenhill & Co. (NYSE: GHL) to serve as a financial advisor to assist us in exploring and evaluating strategic options with the goal of maximizing stockholder value. We are evaluating inbound inquiries and transaction options, as well as identifying new opportunities which could include the acquisition of MabVax by another company, the sale or divestiture of specific assets coupled with a reverse merger, merging with another company, or licensing of selected technologies. We do not have a defined timeline for the exploration of strategic alternatives and are not confirming that the evaluation will result in any strategic alternative being announced or consummated.  We do not intend to discuss or disclose further developments during this process unless and until our Board of Directors has approved a specific action or otherwise determined that further disclosure is appropriate. While Greenhill & Co. continues as our financial advisor, we will continue to advance our Phase 1 clinical programs including our MVT-1075 radioimmunotherapy clinical trial for the treatment of pancreatic, colon and lung cancers, and our MVT-5873 clinical trial in combination with one or more chemotherapy agents in first line therapy for patients newly diagnosed with pancreatic cancer.

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

During the nine months ended September 30, 2017, our loss from operations was $13,681,746, our net loss was $14,424,883, and our loss allocable to common stockholders was $22,784,296. Net cash used in operating activities for the nine months ended September 30, 2017 was $8,702,532 and cash and cash equivalents and working capital deficit as of September 30, 2017, were $3,052,778 and $2,918,271, respectively. As of September 30, 2017, we had an accumulated deficit of $101,046,557 and a stockholders’ equity of $2,520,416.

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

Reverse Stock Split and Listing on the NASDAQ Capital Market

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

Our Clinical Development Programs and Plans for 2017

MVT-1075 – our lead development program as a Radioimmunotherapy for Pancreatic Cancer

In June 2017, we initiated a Phase 1 clinical trial of our HuMab-5B1 radioimmunotherapy product MVT-1075 based on experience we gained through clinical studies of 50 patients with either the naked antibody MVT-5873, or our imaging agent MVT-2163.

MVT-1075 combines the demonstrated targeting specificity of the HuMab-5B1 antibody with the proven clinical success of a low-energy radiation emitter, 177Lutetium [177Lu]. We dosed MVT-1075 in our first patient in June 2017. This Phase 1 first-in-human clinical trial is an open-label, multi-center study evaluating the safety and efficacy of MVT-1075 in up to 22 patients with CA19-9 positive malignancies. The primary objective is to determine the maximum tolerated dose and safety profile in patients with recurring disease who have failed prior therapies. Secondary endpoints are to evaluate tumor response rate and duration of response by RECIST 1.1, and to determine dosimetry and pharmacokinetics. This dose-escalation study utilizes a traditional 3+3 design that is commonly used by companies as a dose escalation strategy typical for phase I trials for the treatment of cancer. The investigative sites are Honor Health in Scottsdale, Arizona, and Memorial Sloan Kettering Cancer Center in New York City.

Supporting the MVT-1075 RIT clinical investigation are the Company’s successful Phase 1a safety and target specificity data reported at the annual meetings of the American Society for Clinical Oncology (ASCO) and the Society for Nuclear Medicine and Molecular Imaging (SNMMI) in June 2017, including the clinical results for the Company’s HuMab-5B1 products, MVT-5873, a single agent therapeutic antibody and MVT-2163, an immuno-PET imaging agent. The combined results from 50 patients in the Phase 1 MVT-5873 and MVT-2163 studies established safety and provided significant insight into drug biodistribution and an optimal dosing strategy, which we have incorporated into the MVT-1075 program. In April 2017, we reported preclinical results for MVT-1075 at the American Association of Clinical Research (AACR) Annual Meeting, demonstrating marked suppression, and in some instances, regression of tumor growth in xenograft animal models of pancreatic cancer, potentially making this product an important new therapeutic agent in the treatment of pancreatic, colon and lung cancers.

MVT-5873 – for the Treatment of Pancreatic Cancer

We reported results from our Phase 1a clinical trial of 32 patients being treated with our therapeutic antibody MVT-5873, which was evaluated for safety and tolerability in patients with advanced pancreatic cancer and other CA19-9 positive cancers, in a poster presentation at the American Society of Clinical Oncology (ASCO) Annual Meeting on June 3, 2017. The Company highlighted that the single agent MVT-5837 appears safe and well tolerated in patients at biologically active doses. Furthermore, all patients were evaluated by RECIST 1.1 for tumor response, and the Company reported 11 patients achieved stable disease in this dose escalation safety trial of 32 patients.

The results of the Phase 1a trial with MVT-5873 indicate that this fully-human antibody targeting CA19-9 cancers can be administered at doses with acceptable safety and with a potentially positive impact on disease. CA19-9 is broadly expressed in various cancers including pancreatic, colon, and small cell lung cancer making this antibody potentially useful for a larger patient population. Clinical signals from an identifiable subset of subjects enabled us to understand those patients most likely to respond to a MVT-5873 based therapy. At the maximum tolerated dose (MTD) established in this trial, we have demonstrated an acceptable safety margin for the antibody.

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

MVT-2163 –as an Imaging Agent for Pancreatic Cancer

We reported results from our Phase 1a clinical trial of ImmunoPET imaging agent, MVT-2163, in 12 patients with locally advanced or metastatic adenocarcinoma of the pancreas (PDAC) or other CA19-9 positive malignancies in a poster presentation and podium talk at the Society of Nuclear Medicine and Molecular Imaging (SNMMI) Annual Meeting held in Denver, CO on June 10-14, 2017.

The Phase Ia clinical trial of MVT-2163 was intended to evaluate our next generation diagnostic PET imaging agent in patients with locally advanced or metastatic adenocarcinoma of the pancreas (PDAC) or other CA19-9 positive malignancies. MVT-2163 (89Zr-HuMab-5B1) combines the well-established PET imaging radiolabel Zirconium-89 [89Zr] with the targeting specificity of MVT-5873. We designed the trial to establish safety, pharmacokinetics, biodistribution, optimal time to obtain the PET image, and the amount of MVT-5873 to be administered as a blocking dose prior to administration of MVT-2163 to obtain optimized PET scan images.

As of September 30, 2017, 12 patients had been treated in this first-in-human trial evaluating the safety and feasibility of MVT-2163 to image pancreatic tumors and other CA19-9 positive malignancies. MVT-2163 was administered alone and in combination with MVT-5873 and was well tolerated in all cohorts. The only toxicities were infusion reactions that resolved on the day of the injection, with some patients requiring standard supportive medication.

Uptake of MVT-2163 was observed in primary tumors and metastases as early as day two and continuously through day seven. Standard Uptake Values (SUV), a measurement of activity in PET imaging, reached as high as 101 in the study. The investigators reported that the high SUVs are amongst the highest lesion uptake values they have ever seen for a radiolabeled antibody. Bone and soft tissue disease were readily visualized and lesion uptake of the radiotracer was higher than typically seen with PET imaging agents. The correlation with Computerized Tomography (CT) scans was high.

We reported that administering MVT-5873 prior to dosing MVT-2163 reduces liver uptake facilitating detection of liver metastases. In addition, we determined that the MVT-5873 cold antibody pre-dose does not interfere with the uptake of MVT-2163 on cancer lesions.

In summary, the MVT-2163 product produced acceptable safety tolerability, pharmacokinetics and biodistribution. MVT-2163 also produced high quality PET images identifying both primary tumor and metastatic sites. There was a promising correlation with diagnostic CT that warrants further studies correlating these findings with histopathology to assess the accuracy of MVT-2163 in identifying smaller metastatic nodes below the detection level of standard CT scans. The continual increase in high SUV values on cancer lesions in this study supports the use of the Company’s MVT-1075 radioimmunotherapy product, which utilizes the same antibody to deliver a radiation dose for the treatment of patients with pancreatic, lung and colon cancers.

Plan for remainder of 2017

We intend to continue clinical development of MVT-5873 in combination with gemcitabine and nab-paclitaxal in first line therapy for the treatment of patients newly diagnosed with pancreatic cancer. We have treated two cohorts of patients for a total of six patients through September 22, 2017 in this study; and we plan to enroll an additional cohort of patients with the objective of confirming early observations. We will also continue clinical development of MVT-1075 for the treatment of locally advanced or metastatic pancreatic cancer patients. We intend to treat additional patients to continue to assess the safety and potential efficacy of this treatment.

RESULTS OF OPERATIONS

We are providing the following information about our revenues, expenses, cash and liquidity.

Comparison of the Three and Nine Months Ended September 30, 2017 and 2016

Revenues:
	Three Months Ended September 30,		% Increase/	Nine Months Ended September 30,		% Increase/
	2017	2016	(Decrease)	2017	2016	(Decrease)
Revenues	$—	$—	(0)%	$—	$148,054	(100)%

For the three months ended September 30, 2017 and 2016, we had no revenues recorded. We had completed the current Phase of the NIH Imaging Contract during the first quarter of the prior year.

For the nine months ended September 30, 2017, we recognized no revenues, as compared to $148,054 for the same period in the prior year. This decrease was due to the completion of the current Phase of the NIH Imaging Contract during the first quarter of the prior year.

Research and development expenses:
	Three Months Ended September 30,		% Increase/	Nine Months Ended September 30,		% Increase/
	2017	2016	(Decrease)	2017	2016	(Decrease)
Research and development	$1,017,061	$1,671,181	(39.1)%	$6,168,125	$4,967,695	24.2%

For the three months ended September 30, 2017, we incurred research and development expenses of $1,017,061, as compared to $1,671,181 for the same period a year ago. Stock-based compensation expense included in research and development expenses for the three months ended September 30, 2017 and 2016 was $292,523 and $301,985, respectively. Expenses decreased during the three months ended September 30, 2017, compared to the same period in the prior year due to decreases in the following expenses: antibody research and development $162,251, stability and pharmacology studies $144,292, lab expenses $63,677, recruiting expenses $62,580, antibody manufacturing $48,677, clinical expenses $58,938, consortium costs $96,301 and the remaining decrease is predominately due to a reduction in payroll related costs as a result of the reduction in force beginning in August 2017.

For the nine months ended September 30, 2017, we incurred research and development expenses of $6,168,125, as compared to $4,967,695 for the same period a year ago. Stock-based compensation expense included in research and development expenses for the nine months ended September 30, 2017 and 2016 was $989,884 and $889,666, respectively. Increased expenses in the nine months ended September 30, 2017, compared to the same period in the prior year are primarily due to increased spending on our Phase I clinical trials of MVT-5873 as a therapeutic and MVT-2163 as a diagnostic for pancreatic cancer and other CA 19.9 malignancies, and in-house staffing to support preclinical and clinical development efforts in support of our programs during the first two quarters of the year.

General and administrative expenses:
	Three Months Ended September 30,		% Increase/	Nine Months Ended September 30,		% Increase/
	2017	2016	(Decrease)	2017	2016	(Decrease)
General and administrative	$1,831,629	$2,420,516	(24.3)%	$7,513,621	$7,001,521	(7.3)%

For the three months ended September 30, 2017, we incurred general and administrative expenses of $1,831,629, as compared to $2,420,516 for the same period a year ago. Stock-based compensation expense included in general and administrative expenses for the three months ended September 30, 2017 and 2016 was $721,213 and $666,556, respectively. Stock-based compensation expense for the three months ended September 30, 2017 and 2016 included $68,250 and $8,333 in restricted stock for services, respectively. The decrease in general and administrative expenses was predominately due to a decrease in investor relations expenses of $437,394, board fees of $98,000, office facility expenses of $36,196, travel expenses of $20,383, franchise state taxes of $20,125, and payroll related costs of $14,588 as a result of the reduction in force beginning in August 2017. The remaining variance was offset by an increase in legal fees.

For the nine months ended September 30, 2017, we incurred general and administrative expenses of $7,513,621, as compared to $7,001,520 for the same period a year ago. Stock-based compensation expense included in general and administrative expenses for the nine months ended September 30, 2017 and 2016 was $3,526,488 and $2,570,326, respectively. Stock-based compensation expense for the nine months ended September 30, 2017 and 2016 included $131,800 and $592,329 in restricted stock for services, respectively. The increase in general and administrative expenses was primarily due to an increase in stock-based compensation expenses of $1,548,490 as a result of option granted during the second quarter. This increase was offset predominately by a decrease in investor relations of $313,661, business development consulting of $535,528, board fees of $136,953, insurance $30,929, and facility expenses $28,292.

Interest income and other income (expense):
	Three Months Ended September 30,		% Increase/	Nine Months Ended September 30,		% Increase/
	2017	2016	(Decrease)	2017	2016	(Decrease)
Interest and other expense	$(231,471)	$(266,051)	(13.0)%	$(743,137)	$(729,331)	1.9%

Interest and other expense was $231,471 and $266,051 for the three months ended September 30, 2017 and 2016, respectively. The amount of interest for the three months ended September 30, 2017, consisted of $142,007 related to Oxford Finance, First Insurance financing, and the Company's capital lease, $39,654 of financing cost amortization, $49,782 of warrant amortization and other items of $28. The amount for the three months ended September 30, 2016, consisted primarily of $158,735 of interest expense related to interest on the Company’s term loan from Oxford Finance, LLC (“Oxford Finance”), $47,584 of financing cost amortization, and $59,738 of warrant amortization.

The amount of interest and other expense for the nine months ended September 30, 2017, consisted primarily of $449,300 interest expense related to the Company’s term loan from Oxford Finance, $130,416 of financing cost amortization, $163,727 of warrant amortization and other items of $306. The amount for the nine months ended September 30, 2016, consisted primarily of $443,175 interest expense related to interest on the Company’s term loan from Oxford Finance, $126,891 of financing cost amortization, and $159,302 of warrant amortization partially offset by interest income of $18.

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

Impairment of Goodwill. The Company applies the GAAP principles related to Intangibles – Goodwill and Other related to performing a test for goodwill impairment annually. During the quarter ended September 30, 2017, due to the Company’s determination to explore and evaluate strategic options, we performed a step 1 analysis and assessed the market value of the Company to determine whether an impairment had taken place. Based upon the analysis performed no impairment was noted, therefore performing step 2 was not required. We concluded that no impairment of Goodwill had taken place during the quarter ended September 30, 2017. Further, in performing a qualitative assessment, we concluded no events and circumstances had taken place that would have indicated that an impairment had taken place.

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

The realization of our deferred tax assets is dependent upon our ability to generate sufficient future taxable income. We establish a valuation allowance when it is more-likely-than-not that the future realization of all or some of the deferred tax assets will not be achieved. The evaluation of the need for a valuation allowance is performed on a jurisdiction-by-jurisdiction basis, and includes a review of all available evidence, both positive and negative. As of September 30, 2017, the Company concluded that it was more-likely-than-not that its deferred tax assets would not be realized, and a full valuation allowance has been recorded.

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

LIQUIDITY AND CAPITAL RESOURCES

To date, we have funded our operations primarily through government grants, proceeds from the sale of common and preferred stock, the issuance of debt, the issuance of common stock in lieu of cash for services, payments from collaborators and interest income. We have experienced negative cash flow from operations each year since our inception. As of September 30, 2017, we had an accumulated deficit of $101,046,557 and stockholders’ equity of $2,520,416. We expect to continue to incur increased expenses, resulting in losses, over the next several years due to, among other factors, our continuing and planned clinical trials and anticipated research and development activities, unless we can achieve a major license of one or more of our products under development. There can be no assurance that we will be able to achieve a license and earn revenues large enough to offset our operating expenses. We had cash of $3,052,778 and a working capital deficit of $2,918,271 as of September 30, 2017.

	September 30, 2017	December 31, 2016
Cash and cash equivalents	$3,052,778	$3,979,290
Working capital deficit	$(2,918,271)	$(1,396,656)
Current ratio	0.54:1	0.75:1
	Nine Months Ended September 30,
	2017	2016
Cash provided by (used in):
Operating activities	$(8,702,932)	$(9,622,309)
Investing activities	$(21,072)	$(412,498)
Financing activities	$7,797,492	$12,891,935

 Sources and Uses of Net Cash for the Nine Months Ended September 30, 2017

Net cash used in operating activities was $8,702,932 for the nine months ended September 30, 2017, compared to $9,622,309 in the comparable period a year ago. The net cash used in both periods was primarily attributable to the net losses, adjusted to exclude certain non-cash items, primarily stock-based compensation and amortization of finance costs related to the term loan. Net cash used in operating activities for the nine months ended September 30, 2017 was also impacted by an increase of $403,210 in accounts payable and an increase in accrued clinical operation and site costs of $283,864.

The net cash used in investing activities for the nine months ended September 30, 2017 and 2016, amounted to $21,072 and $412,498, respectively, primarily as a result of discontinuing our in-house lab operations in the corresponding period.

Net cash provided by financing activities was $7,797,492 for the nine months ended September 30, 2017, compared to $12,891,935 in the comparable period in 2016. Net cash provided by financing activities for the nine months ended September 30, 2017 was attributable to the net proceeds from the May 2017 Private Placement and Public Offering during the second quarter of 2017, a Private Placement and Underwritten Offering in August 2017 and two Registered Direct Offerings in September 2017. Net cash provided by financing activities for the nine months ended September 30, 2016 was attributable to the net proceeds from the term loan during the first quarter in 2016.

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

On May 19, 2017, we closed a public offering of 1,342,858 shares of common stock and 1,000,000 shares of newly designated Series G Preferred Stock, at $1.75 per share of common stock and Series G Preferred Stock.  The Series G Preferred Stock is initially convertible into 1,000,000 shares of common stock, subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar events, to certain existing investors in the offering who, as a result of their purchases of common stock, would hold in excess of 4.99% of our issued and outstanding common stock, and elect to receive shares of our Series G Preferred Stock. This offering is discussed in further detail in Note 5, Convertible Preferred Stock, Common Stock and Warrants of the Notes to Unaudited Condensed Consolidated Financial Statements included herein. We received $4,100,000 in gross proceeds, before estimate underwriting discounts, commissions and offering expenses of $452,609.

On July 27, 2017, we entered into a subscription agreement with an accredited investor pursuant to which we agreed to sell 152,143 restricted shares of common stock for $125,000. As part of the July 2017 Private Placement, the Company agreed to reprice the investor’s warrant to purchase 225,225 shares of common stock from $11.10 to $2.00 per warrant share and remove the cashless exercise feature. The transaction closed on August 2, 2017.  The impact of repricing the warrants to $2.00 a share, which took effect on August 2, 2017, was immaterial, as the stock price on the date of the closing of the transaction was $0.70 and the warrants at $2.00 a share expired on October 10, 2017, unexercised.

On August 11, 2017, we entered into a security purchase agreement with a group of existing investors in the Company, where we sold 2,386.36 shares of Series J Preferred Stock, at a stated value of $550 per share, representing an aggregate of approximately $1,312,500 before estimated offering costs of $ in August 2017 Financing. The shares of Series J Preferred Stock are convertible into shares of common stock based 123,083 on a conversion calculation equal to the stated value of the Series J Preferred Stock plus the base amount on such Series J Preferred Stock, as of such date of determination, divided by the conversion price. The stated value of each share of Series J Preferred Stock is $550 and the initial conversion price is $0.55 per share, each subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar events. This financing is discussed in further detail in Note 15 – Convertible Preferred Stock, Common Stock and Warrants.

On September 14, 2017, the Company entered into subscription agreements with select accredited investors relating to the Company’s registered direct offering, issuance and sale of 4,000,000 shares of the Company’s common stock. The purchase price per share was $0.50. We received $2.0 million in gross proceeds, before offering expenses estimated at $147,639. The offering closed September 14, 2017.

On September 22, 2017, the Company entered into additional subscription agreements with select accredited investors relating to the Company’s registered direct offering, issuance and sale of 2,016,129 shares of the Company’s common stock. The purchase price per share was $0.62. We received $1.25 million in gross proceeds, before offering expenses estimated at $35,000. The offering closed on September 27, 2017.

On October 10, 2017, the Company entered into additional subscription agreements with select accredited investors relating to the Company’s registered direct offering, issuance and sale of 769,231 shares of the Company’s common stock. The purchase price per share was $0.65. We received $500,000 in gross proceeds, before offering expenses totaling approximately $15,000. The offering closed on October 11, 2017.

We plan to continue to fund the Company’s losses from operations and capital funding needs through equity or debt financings, strategic collaborations, licensing arrangements, government grants or other arrangements. Further, to extend availability of existing cash available for our programs for the purpose of achieving milestones or a strategic transaction, we have cut personnel from 25 full time people to 10, and reduced other operating expenses following the completion of two phase 1a clinical trials of our lead antibody HuMab 5B1, which has enabled us to reduce our expenditures on clinical trials. We continue to develop our radioimmunotherapy product MVT-1075 discussed further in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Several members of management have volunteered to defer receiving portions of their salaries until one or more business transactions can be achieved. However, we cannot be sure that capital funding will be available on reasonable terms, or at all. If we are unable to secure adequate additional funding, we may be forced to make additional reductions in spending, incur further cutbacks in personnel, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. In addition, if the Company does not meet its payment obligations to third parties as they come due, it may be subject to litigation claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

We anticipate that the Company will continue to incur net losses into the foreseeable future as we: (i) continue our clinical trial for the development of MVT1075 as a radioimmunotherapy, (ii) continue our clinical trial of MVT-5873 in combination with gemcitabine and nab-paclitaxal in first line therapy for the treatment of patients newly diagnosed with pancreatic cancer.; and (iii) continue operations as a public company. Based on receipt of the $125,000 private placement in July 2017, and financings of $1.3 million in August 2017, $2.0 million on September 14, $1.25 million on September 22, 2017, and $500,000 on October 10, 2017, and without any other additional funding or receipt of payments from potential licensing agreements, we expect we will have sufficient funds to meet our obligations until February 2018. These conditions give rise to substantial doubt as to the Company’s ability to continue as a going concern. Any of these actions could materially harm the Company’s business, results of operations, and prospects. These conditions give rise to substantial doubt as to the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

If the Company raises additional funds by issuing equity securities, substantial dilution to existing stockholders would result. If the Company raises additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict the Company’s ability to operate its business.

Future Contractual Obligations

On September 2, 2015, the Company entered into the Lease with AGP Sorrento Business Complex, L.P., for certain premises consisting of a total of approximately 14,971 square feet of office and laboratory space in buildings located at 11535-11585 Sorrento Valley Rd., San Diego, California, to serve as the Company’s corporate offices and laboratories. Because certain tenant improvements needed to be made to the New Premises before the Company could occupy the New Premises, the term of the Lease commenced on February 5, 2015. The Lease terminates six years after such term commencement date, unless earlier terminated in accordance with the Lease. Pursuant to the terms of the Lease, the current monthly base rent paid by the Company is $36,699, subject to annual increases as set forth in the Lease.

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

Interest Rate Sensitivity

Our cash and cash equivalents of $3,052,778 at September 30, 2017, consisted of cash and money market funds, all of which will be used for working capital purposes. We do not enter into investments for trading or speculative purposes. Our primary exposure to market risk is related to the variability of interest rates on our term loan with Oxford Finance, LLC initiated in January 2016.  Under the loan agreement the interest rate for the term loan is set monthly at an Index Rate plus 11.29%, where the Index Rate is the greater of the 30-day LIBOR rate or 0.21%.  Interest is due on the first day of each month, in arrears, calculated based on a 360-day year. In addition, interest income on our deposits is affected by changes in the general level of interest rates in the United States. Because of the short-term nature of our cash and cash equivalents, we do not believe that we have any material exposure to changes in their fair values as a result of changes in interest rates. The continuation of historically low interest rates in the United States will limit our earnings on investments held in U.S. dollars.

We do not hold any derivative financial instruments or commodity-based instruments.

Item 4.	Controls and Procedures.

Based on an evaluation carried out as of the end of the period covered by this quarterly report under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective at the reasonable assurance level. There was no change in our internal control over financial reporting that occurred during the quarter covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

RISK FACTORS

We will be required to raise additional funds to finance our operations and remain a going concern; we may not be able to do so when necessary, and/or the terms of any financings may not be advantageous to us, requiring cutbacks in personnel.

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

Although we have raised approximately $4,900,000, net of offering costs, since June 30, 2017, for various financings and offerings, we will require future additional capital infusions including public or private financing, strategic partnerships or other arrangements with organizations that have capabilities and/or products that are complementary to our own capabilities and/or products, in order to continue the development of our product candidates. At present, we have sufficient cash to fund operations until February 2018 assuming we do not complete any strategic or financing transactions between now and February 2018. We are exploring and evaluating strategic options with the goal of maximizing stockholder value, and currently working with our financial advisor Greenhill & Co., to assist us with our efforts.

Our ongoing capital requirements will depend on numerous factors, including: the progress and results of preclinical testing and clinical trials of our product candidates under development; the costs of complying with the FDA and other domestic and foreign regulatory agency requirements, the progress of our research and development programs and those of our partners; the time and costs expended and required to obtain any necessary or desired regulatory approvals; the resources that we devote to manufacturing expenditures; our ability to enter into licensing arrangements, including any unanticipated licensing arrangements that may be necessary to enable us to continue our development and clinical trial programs; the costs and expenses of filing, prosecuting and, if necessary, enforcing our patent claims, or defending against possible claims of infringement by third-party patent or other technology rights; the cost of commercialization activities and arrangements, if any, that we undertake; and, if and when approved, the demand for our products, which demand depends in turn on circumstances and uncertainties that cannot be fully known, understood or quantified unless and until the time of approval, including the range of indications for which any product is granted approval. If we are unable to raise additional capital, then we may have to substantially curtail our clinical trials which could slow the progress in the development of our products.

We are required to obtain the consent of an existing investor, or the Lead Investor, to certain future transactions, which may hinder our ability to obtain future financing.

We granted to the Lead Investor the right to approve future transactions that require stockholder approval under the rules of the NASDAQ Capital Market or any state laws (the “Consent”). These transactions could include offerings of our securities, mergers, acquisitions, or sales of some or substantially all of our assets.

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

We may fail to regain compliance for continued listing on the Nasdaq Capital Market and a delisting of our stock could make it more difficult for investors to sell their shares

Our common stock was approved for listing on the Nasdaq Capital Market in August 2016 where it continues to be listed. The listing rules of the Nasdaq Capital Market require the Company to meet certain requirements. These continued listing standards include specifically enumerated criteria, such as:

●
a $1.00 minimum closing bid price;

●
stockholders’ equity of $2.5 million;

●
500,000 shares of publicly-held common stock with a market value of at least $1 million;

●
300 round-lot stockholders; and

●
compliance with the Nasdaq Capital Market’s corporate governance requirements, as well as additional or more stringent criteria that may be applied in the exercise of the Nasdaq Capital Market’s discretionary authority.

On September 6, 2017, the Nasdaq Capital Market informed the Company that it had failed to maintain a minimum bid price of $1.00 per share for more than 30 consecutive business days. The Company can regain compliance if, at any time during the 180-day period ending March 5, 2018, the closing bid price of the common stock is at least $1.00 for a minimum of ten consecutive business days. On October 2, 2017, at a special meeting of stockholders, our Board of Directors received approval, if the Board deems to be necessary to achieve a higher stock price to continue to meet the continued listing qualifications for the Nasdaq Capital Market, to amend our Amended and Restated Certificate of Incorporation to effect a reverse stock split of our issued and outstanding common stock by a ratio of not less than one-for-two and not more than one-for-twenty at any time prior to September 28, 2018, with the exact ratio to be set at a whole number within this range as determined by the Board of Directors. in its sole direction to continue to meet the continued listing qualifications for the Nasdaq Capital Market. No decision has been made yet by our Board of Directors to implement a reverse split. However, if we were to effect such a reverse stock split, our stockholders may bring actions against us in connection with that reverse stock split that could divert management resources, cause us to incur significant expenses or cause our common stock to be further diluted. Continued listing during this period is also contingent on our continued compliance with all listing requirements other than for the minimum bid price. On August 22, 2017, the Nasdaq Capital Market notified us that we also no longer satisfied the minimum $2.5 million stockholders’ equity requirement. As of September 30, 2017, we believe that we regained compliance with the stockholders’ equity requirement.

If we fail to comply with the Nasdaq Capital Market’s continued listing standards, we may be delisted and our common stock will trade, if at all, only on the over-the-counter market, such as the OTC Bulletin Board or OTCQX market, and then only if one or more registered broker-dealer market makers comply with quotation requirements.  In addition, delisting of our common stock could depress our stock price, substantially limit liquidity of our common stock and materially adversely affect our ability to raise capital on terms acceptable to us, or at all.

Finally, delisting of our common stock would likely result in our common stock becoming a “penny stock” under the Exchange Act.  The principal result or effect of being designated a “penny stock” is that securities broker-dealers cannot recommend the shares but must trade it on an unsolicited basis. Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. A broker-dealer must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer and sales person in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for shares that become subject to those penny stock rules. Under such circumstances, shareholders may find it more difficult to sell, or to obtain accurate quotations, for our common stock, and our common stock would become substantially less attractive to certain purchasers such as financial institutions, hedge funds and other similar investors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On July 27, 2017, we entered into a subscription agreement with an accredited investor pursuant to which we agreed to sell 152,143 restricted shares of common stock for $125,000. The transaction closed on August 2, 2017.

The securities referenced above were issued in reliance on the exemption from registration afford by Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.

Except as set forth in this Item 2, there were no unregistered securities sold by us during the quarter ended September 30, 2017 that were not otherwise disclosed in a Current Report on Form 8-K.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 6.	Exhibits.

EXHIBIT INDEX
Exhibit No.	Description	Form	Filing Date/Period End	Exhibit Number

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	Interactive data file*	10-Q	9/30/2017	101

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2017	MABVAX THERAPEUTICS HOLDINGS, INC.

	By:	/s/ J. David Hansen
J. David Hansen
President and Chief Executive Officer (Principal Executive Officer authorized to sign on behalf of the registrant)

By:	/s/ Gregory P. Hanson
Gregory P. Hanson
Chief Financial Officer (Principal Financial and Accounting Officer authorized to sign on behalf of the registrant)