Form 10-K
period 2017-12-31
MABVAX THERAPEUTICS HOLDINGS, INC.
filed 2018-04-02
CIK 1109196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from                      to                     .

Commission file number: 0-31265

MABVAX THERAPEUTICS HOLDINGS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	93-0987903
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11535 Sorrento Valley Rd., Suite 400, San Diego, CA	92121
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 259-9405

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value per share	The NASDAQ Capital Market

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

The aggregate market value of the voting common stock held by non-affiliates of the Registrant was approximately $12,360,790 as of June 30, 2017, based upon the closing sale price on The NASDAQ Capital Market of $4.17 per share reported on such date.

As of April 2, 2018, there were 8,961,840 shares of the registrant’s common stock outstanding.

MABVAX THERAPEUTICS HOLDINGS, INC.
2017 ANNUAL REPORT ON FORM 10-K

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

Company Background

MabVax Therapeutics Holdings, Inc. (“We” or the “Company”) is a Delaware corporation, originally incorporated in 1988 under the name Terrapin Diagnostics, Inc. in the state of Delaware, and subsequently renamed “Telik, Inc.” in 1998, and thereafter renamed MabVax Therapeutics Holdings, Inc. in September 2014. Our principal corporate office is located at 11535 Sorrento Valley Road, Suite 400, San Diego, CA 92121 and our telephone number is (858) 259-9405. On July 8, 2014, we consummated a merger with MabVax Therapeutics, pursuant to which our subsidiary Tacoma Acquisition Corp. merged with and into MabVax Therapeutics, with MabVax Therapeutics surviving as our wholly owned subsidiary. This transaction is referred to as the “Merger.” Our internet address is www.mabvax.com. Information on our website is not incorporated into this report.

Business Overview

We are a clinical-stage biotechnology company focused on the development of antibody-based products to address unmet medical needs in the treatment of cancer.  MabVax has discovered a pipeline of human monoclonal antibody products based on the protective immune responses generated by patients who have been vaccinated against targeted cancers with our proprietary vaccines.  MabVax's lead development program is centered around our HuMab-5B1 antibody, which is fully human and discovered from the immune response of cancer patients vaccinated with an antigen-specific vaccine during a Phase I trial at Memorial Sloan Kettering Cancer Center, or MSK.   The antigen the antibody targets is expressed on more than 90% of pancreatic cancers, and expressed in significant percentages on small cell lung cancer, stomach, colon and other cancers, making the antibody potentially broadly applicable to many types of cancers.  We have multiple antibody candidates, discovered utilizing the same methodologies that are in preclinical development.

Monoclonal antibodies are produced from a single DNA sequence encoded into multiple cells that all produce the same single antibody. We generate our pipeline of antibody-based product candidates from patients who have been vaccinated with proprietary vaccines licensed from MSK. Our approach involves surveying the protective immune response from many patients who were vaccinated with the same vaccine to identify one or more optimal monoclonal antibody candidates against a specific target on the surface of a cancer cell. We believe this approach provides us with a novel next-generation human antibody technology platform. We believe our approach to antibody discovery allows us to identify antibody candidates with superior performance characteristics while minimizing many of the toxicity and off target binding drawbacks (phenomenon occurring when antibodies bind to non-cancer cells) of other discovery technologies.

Pipeline of Development Programs

Below is a summary of our internally developed, proprietary portfolio:

Our clinical development programs are centered around our HuMab-5B1 human antibody, which we have tested in 56 patients as a monotherapy, in combination with chemotherapy, and conjugated to radioisotopes in effort to establish safety and tolerability as well as to assess therapeutic benefit for patients diagnosed with pancreatic and other cancers. We will continue to enroll patients in ongoing Phase 1 clinical trials utilizing our HuMab-5B1 human antibody in the following protocols: (1) In combination with standard of care chemotherapy in newly diagnosed treatment naïve patients; and (2) As a radioimmunotherapy (“RIT”) product which utilizes the same antibody as a targeting agent and to which we attach a radionuclide to provide localize cancer cell killing effect.

MVT-5873 in combination with first line therapy for pancreatic cancer patients

In the Phase 1 study, MabVax’s MVT-5873, a fully human antibody, was given in combination with nab-paclitaxel and gemcitabine to patients newly diagnosed with CA19-9 positive pancreatic cancer. On February 12, 2018, we reported on interim results of the current cohort of the Phase 1 study, in which MVT-5873 was given in combination with nab-paclitaxel and gemcitabine to patients newly diagnosed with CA19-9 positive pancreatic cancer. MVT-5873 at a dose of 0.125 mg/kg when added to first-line chemotherapy was generally well tolerated by all subjects. All six patients in the current cohort had measurable tumor reductions, with four patients meeting the criteria for partial response (PR) and two patients meeting the criteria for stable disease (SD). These results further confirm results reported on a portion of the cohort in late 2017. Patient CA19-9 levels, which are a prognostic indicator of the disease state, were markedly reduced in all subjects with this combination therapy. We plan to enroll additional patients at this dose to further explore safety and increase statistical significance of results seen to date in a larger population.

MVT-1075 radioimmunotherapy (“RIT”) for pancreatic cancer patients

This Phase 1 first-in human clinical trial is an open-label, multi-center study evaluating the safety and efficacy of MVT-1075 in up to 22 patients for patients with locally advanced or metastatic adenocarcinoma of the pancreas (“PDAC”) or other CA19-9 positive malignancies including colon and lung cancers. The primary objective is to determine the maximum tolerated dose and safety profile in late stage patients with recurring disease who have failed prior therapies. Secondary objectives include evaluating tumor response rate and duration of response by RECIST 1.1, and determining dosimetry and pharmacokinetics. This dose-escalation study, which began in June 2017, utilizes a traditional 3+3 design, and is based on experience we gained through prior clinical studies that treated 50 patients with either our antibody we designate as MVT-5873, or our imaging agent we designate as MVT-2163.

On February 28, 2018, we announced positive interim results from the initial three-patient cohort of the Phase 1 clinical trial. Results from the first three patients dosed in the initial cohort of this dose escalation Phase 1 safety trial demonstrated that MVT-1075 is reasonably well tolerated and accumulates on tumor as evidenced by dosimetry measurements performed after the first dose. At this initial dose, two subjects met the criteria for stable disease (SD) and one met the criteria of progressive disease (PD) as measured using RECIST 1.1 criteria. Hematologic toxicities were manageable, and the Company is enrolling the first patient in the second cohort.

Exploration and Evaluation of Strategic Options

In September 2017, we announced our engagement of Greenhill & Co. (NYSE: GHL) to serve as an advisor to assist the Company in exploring and evaluating strategic options with the goal of maximizing stockholder value. Greenhill & Co.’s sole mandate has been to provide MabVax with opportunities in exploring and evaluating strategic options while continuing to identify new opportunities. MabVax is currently in advanced discussions with several potential strategic partners that could result in one or more licensing and partnering transactions in the first half of 2018 of certain antibody assets for defined fields of use. However, there is no guarantee that we will enter into binding agreements with the parties introduced to us by Greenhill & Co.

Post potential transactions, we expect to retain rights to core aspects of our antibody development program and intend to continue developing these core assets using funds from one or more strategic transactions. MabVax will continue to focus on advancing its Phase 1 clinical programs including MVT-5873 in combination with chemotherapy and MVT-1075 as a radioimmunotherapy.

Our Growth and Core Business Strategy

Our primary business strategy is to develop our early antibody product candidates through proof of concept clinical trials, which may represent either Phase I or Phase II clinical trials depending on the program and extent of progress. Once through proof of concept clinical trials, we will decide whether to license, partner or sell those product candidates, or continue to develop the candidates depending on several variables such as access to additional capital, cost of later stage clinical trials, risk of such development efforts, and the value derived from licensing, partnering or selling those assets.

Our Clinical Development Programs

MVT-5873 – for the Treatment of Pancreatic Cancer

MVT-5873 as a Monotherapy in Late Stage Cancer Patients – We reported results from our Phase 1a clinical trial of 32 patients being treated with our therapeutic antibody MVT-5873 as a monotherapy, which was evaluated for safety and tolerability in patients with advanced pancreatic cancer and other CA19-9 positive cancers, in a poster presentation at the American Society of Clinical Oncology (ASCO) Annual Meeting on June 3, 2017. The Company highlighted that the single agent MVT-5837 appears safe and well tolerated in patients at biologically active doses. Furthermore, all patients were evaluated by RECIST 1.1 for tumor response, and the Company reported 11 patients achieved stable disease in this dose escalation safety trial of 32 patients.

The results of the Phase 1a trial with MVT-5873 indicate that this fully-human antibody targeting CA19-9 cancers can be administered at doses with acceptable safety and with a potentially positive impact on disease. The cancer antigen CA19-9 is broadly expressed in various cancers including pancreatic, colon, and small cell lung cancer making this antibody potentially useful for a larger patient population. Clinical signals from an identifiable subset of subjects enabled us to understand those patients most likely to respond to a MVT-5873 based therapy. At the maximum tolerated dose (MTD) established in this trial, we have demonstrated an acceptable safety margin for the antibody.

MVT-5873 in Combination with a Standard of Care Chemotherapy – Based upon observations from the first two cohorts of patients treated, the Company is continuing clinical development of MVT-5873 in combination with gemcitabine and nab-paclitaxal as a first line therapy for the treatment of patients newly diagnosed with pancreatic cancer. MabVax has treated six patients as of October 12, 2017 and is actively enrolling additional patients with the objective of obtaining additional safety and tumor response (RECIST 1.1) data. Dr. Eileen O’Reilly, Associate Director of the David M. Rubenstein Center for Pancreatic Cancer Research, attending physician, member at Memorial Sloan Kettering Cancer Center and Professor of Medicine at Weill Cornell Medical College, is the lead investigator in the MVT-5873 Phase 1 clinical trial.

On February 12, 2018, we reported on interim results of the current cohort of the Phase 1 study, in which MVT-5873 was given in combination with nab-paclitaxel and gemcitabine to patients newly diagnosed with CA19-9 positive pancreatic cancer. MVT-5873 at a dose of 0.125 mg/kg when added to first-line chemotherapy was generally well tolerated by all subjects. All six patients in the current cohort had measurable tumor reductions, with four patients meeting the criteria for partial response (PR) and two patients meeting the criteria for stable disease (SD). These results further confirm results reported on a portion of the cohort in late 2017. Patient CA19-9 levels, which are a prognostic indicator of the disease state, were markedly reduced in all subjects with this combination therapy. We plan to enroll additional patients at this dose to further explore safety and increase statistical significance of results seen to date in a larger population.

MVT-2163 – as an Imaging Agent for Pancreatic Cancer

We reported results from our Phase 1a clinical trial of ImmunoPET imaging agent, MVT-2163, in 12 patients with locally advanced or metastatic adenocarcinoma of the pancreas (PDAC) or other CA19-9 positive malignancies in a poster presentation and podium talk at the Society of Nuclear Medicine and Molecular Imaging (SNMMI) Annual Meeting held in Denver, CO on June 10-14, 2017.

The Phase 1a clinical trial of MVT-2163 was intended to evaluate our next generation diagnostic PET imaging agent in patients with locally advanced or metastatic adenocarcinoma of the pancreas (PDAC) or other CA19-9 positive malignancies. MVT-2163 (89Zr-HuMab-5B1) combines the well-established PET imaging radiolabel Zirconium-89 [89Zr] with the targeting specificity of MVT-5873. We designed the trial to establish safety, pharmacokinetics, biodistribution, optimal time to obtain the PET image, and the amount of MVT-5873 to be administered as a blocking dose prior to administration of MVT-2163 to obtain optimized PET scan images.

As of July 2017, 12 patients had been treated in this first-in-human trial evaluating the safety and feasibility of MVT-2163 to image pancreatic tumors and other CA19-9 positive malignancies. MVT-2163 was administered alone and in combination with MVT-5873 and was well tolerated in all cohorts. The only toxicities were infusion reactions that resolved on the day of the injection, with some patients requiring standard supportive medication. We reported that administering MVT-5873 prior to dosing MVT-2163 reduces liver uptake facilitating detection of liver metastases. In addition, we determined that the MVT-5873 cold antibody pre-dose does not interfere with the uptake of MVT-2163 on cancer lesions.

Uptake of MVT-2163 was observed in primary tumors and metastases as early as day two and continuously through day seven. Standard Uptake Values (SUV), a measurement of activity in PET imaging, reached as high as 101 in the study. The investigators reported that the SUVs are amongst the highest lesion uptake values they have ever seen for a radiolabeled antibody. Bone and soft tissue disease were readily visualized and lesion uptake of the radiotracer was higher than typically seen with PET imaging agents. The correlation with Computerized Tomography (CT) scans was high.

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

 MVT-1075 – as a Radioimmunotherapy for Pancreatic Cancer

On February 28, 2018, we announced positive interim results from the initial three-patient cohort of the Phase 1 clinical trial of our HuMab-5B1 radioimmunotherapy product MVT-1075 based on experience we gained through clinical studies involving over 50 patients with either the antibody MVT-5873, or our imaging agent we designate as MVT-2163. Results from the first three patients dosed in the initial cohort of this dose escalation Phase 1 safety trial demonstrated that MVT-1075 is reasonably well tolerated and accumulates on tumor as evidenced by dosimetry measurements performed after the first dose. At this initial dose, two subjects met the criteria for stable disease (SD) and one met the criteria of progressive disease (PD) as measured using RECIST 1.1 criteria. Hematologic toxicities were manageable, and the Company is enrolling the first patient in the second cohort.

MVT-1075 combines the demonstrated targeting specificity of the MVT-5873 antibody with the proven clinical success of a low-energy radiation emitter, 177Lutetium [177Lu]. We dosed MVT-1075 in our first patient in June 2017. This Phase 1 first-in-human clinical trial is an open-label, multi-center study evaluating the safety and efficacy of MVT-1075 in up to 22 patients with CA19-9 positive malignancies. The primary objective is to determine the maximum tolerated dose and safety profile in patients with recurring disease who have failed prior therapies. Secondary endpoints are to evaluate tumor response rate and duration of response by RECIST 1.1, and to determine dosimetry and pharmacokinetics. This dose-escalation study utilizes a traditional 3+3 design that is commonly used by companies as a dose escalation strategy typical for Phase 1 trials for the treatment of cancer. The investigative sites are Honor Health in Scottsdale, Arizona, and Memorial Sloan Kettering Cancer Center in New York City.

In April 2017, we reported preclinical results for MVT-1075 at the American Association of Clinical Research (AACR) Annual Meeting, demonstrating suppression, and in some instances, regression, of tumor growth in xenograft animal models of pancreatic cancer, potentially making this product an important new therapeutic agent in the treatment of pancreatic, colon and lung cancers. Supporting the MVT-1075 RIT clinical investigation are the Company's successful MVT-5873 and MVT-2163 Phase 1a safety and target specificity data which were reported earlier this year at the annual meetings of the American Society for Clinical Oncology (ASCO) and the Society for Nuclear Medicine and Molecular Imaging (SNMMI), respectively. The combined results from 50 patients in the Phase 1 MVT-5873 and MVT-2163 studies established safety and provided significant insight into drug biodistribution and an optimal dosing strategy, which the Company has incorporated into the MVT-1075 program.

Plan for 2018

Based on inquiries from third parties regarding their interest in MabVax assets and clinical progress to date with MVT-5873, MVT-1075, and MVT-2163, and with the assistance of investment advisor Greenhill & Co., we expect to be able to decide on one or more licensing and/or partnering opportunities for certain fields of use of our technology in the first half of 2018.

We currently intend to continue clinical development of MVT-5873 in combination with gemcitabine and nab-paclitaxal in first line therapy for the treatment of patients newly diagnosed with pancreatic cancer. We have treated two cohorts of patients for a total of six patients through September 22, 2017 in this study with promising results achieved to date; and plan to continue enrollment of patients with the objective of confirming early observations seen to date.

We currently plan to continue clinical development of MVT-1075 for the treatment of locally advanced or metastatic pancreatic cancer patients, by completing additional cohorts of patients in a dose escalation safety trial to continue to assess the safety and potential efficacy of this treatment, and expect to report results from the first cohort of patients treated in the first half of 2018.

Reverse Splits for Listing and Maintaining Listing on The NASDAQ Capital Market

Listing Reverse Split – On June 29, 2016, our stockholders approved a reverse stock split of our issued and outstanding shares of common stock at a range of between 1-for-2 and 1-for-15, with the specific ratio and effective time of the reverse stock split to be determined by our Board of Directors, or our Board. On August 2, 2016, the Board approved a 1-for-7.4 reverse stock split, or the Listing Reverse Split. The Listing Reverse Split was intended to allow us to meet the minimum share price requirement of The NASDAQ Capital Market, or NASDAQ. On August 11, 2016, we received approval from The NASDAQ Capital Market for the listing of our common stock under the symbol “MBVX”, subject to implementation of the Listing Reverse Split and closing of our August 2016 public offering (the “August 2016 Public Offering”). On August 16, 2016, we implemented the Listing Reverse Split, closed on the August 2016 Public Offering and began trading on The NASDAQ Capital Market at the open of business on August 17, 2016.

Continued Listing Reverse Split – On October 6, 2017, our stockholders approved a reverse stock split of our issued and outstanding shares of common stock at a range of between 1-for-2 and 1-for-20, with the specific ratio and effective time of the reverse stock split to be determined by our Board. On February 1, 2018, the Board approved a 1-for-3 reverse stock split, or the Continued Listing Reverse Split; and, on February 16, 2018, we implemented the Continued Listing Reverse Split effective with the open of trading on The NASDAQ Capital Market on a split-adjusted basis under the same trading symbol “MBVX.” On March 5, 2018, we received a letter from the Listing Qualifications Department of The NASDAQ Capital Market notifying us that the Company has regained compliance with Nasdaq Listing Rule 5550(a)(2) by achieving and maintaining the $1.00 minimum closing bid price for at least ten trading days prior to the March 5, 2018 deadline for continued listing. The primary intent of the Continued Listing Reverse Split was to increase the market price of the Company’s common stock in order to help ensure compliance with The NASDAQ Capital Market’s $1.00 minimum closing bid price continued listing maintenance requirement. All share amounts have been adjusted based on the Continued Listing Reverse Split.

Consolidated Financial Statements Prepared on a Going Concern Basis

We have a history of losses, and we anticipate that we will continue to incur losses in the future as we continue to develop our product pipeline, resulting in the need to achieve either substantial revenues from licensing arrangements or financing transactions, as more fully described in our “Risk Factors”. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are more fully described in Item 7. “-Liquidity and Capital Resources” and in Note 1. “Nature of Operations and Basis of Presentation” in the Notes to the Consolidated Financial Statements.

Antibody Market Opportunity

The global monoclonal antibodies market was valued at $85 billion in 2015 and is expected to reach a value of $138 billion by 2024 (The Pharma Letter, February 11, 2016). Over the past couple of decades, the United States (U.S.) Food and Drug Administration, or FDA, has approved more than a dozen monoclonal antibodies to treat certain cancers (cancer.org). Focused development of new monoclonal antibody based drugs is expected to continue for multiple reasons.  Over the last few years much has been learned about using the human immune system to treat cancer.  Several recently approved antibody therapies have demonstrated efficacy in stimulating the human immune system to attack certain cancers. Targeted therapies can attack cancer cells while minimizing damage to normal cells in the patient. Antibodies are complex molecules and are difficult and expensive to duplicate with biosimilars and therefore have a potentially longer commercial life. Currently approved monoclonal antibodies are reimbursed at favorable levels from federal, state, and private insurance providers.

Our lead antibody candidate targets an antigen called CA19-9 that is over expressed on many metastatic pancreatic, colon, breast, and small cell lung cancers. The term "over expressed" refers to the antigen being present on the surface of the cancer cell in very large numbers. This antigen is also shed by the tumor and the amount of antigen present in blood samples is used to monitor patients especially with pancreatic cancer. Elevated levels of CA19-9 are indicative of a poor prognosis and falling levels of CA19-9 indicate an improving prognosis. The CA19-9 antigen plays an important role in tumor progression and metastasis. Patients who develop metastatic disease have a significantly poorer prognosis for survival.

We believe there is a critical unmet medical need for a better treatment for metastatic pancreatic and colon cancer. According to NCI’s SEER database (seer.cancer.gov), the five-year survival rate for patients with pancreatic cancer is only 7.7%. Annually, 53,000 new patients are diagnosed with pancreatic cancer and more than half of these patients present at initial diagnosis with metastatic disease (Pancreatic Cancer Network’s Pancreatic Facts 2016). In 2016 pancreatic cancer moved from the fourth leading cause of cancer related death in the U.S. to third, surpassing breast cancer (American Cancer Society Cancer statistics 2016 report,). According to the SEER database, there are about 134,000 patients diagnosed with cancer of the colon and rectum each year in the US. The five-year survival rate for the 35% of patients who are diagnosed with metastatic colon cancer that is locally spread, is 71%. However, the five-year survival for the 35% of patients who are diagnosed with regionally spread colon cancer falls to 13.5%.

Pancreatic Cancer Imaging and Diagnosis

We believe that our radiolabeled HuMab-5B1 PET imaging antibody represents the only human derived agent in development specifically aimed at improving diagnostic imaging in pancreatic cancer over the standard of care (FDG-PET). Since the antigen targeted by the HuMab-5B1 antibody is over expressed on metastatic pancreatic cancer cells, this development effort represents a potentially important step forward in the diagnosis, staging, and assessment of the majority of patients newly diagnosed with pancreatic cancers. We believe that the market opportunity for a HuMab-5B1antibody-based radiopharmaceutical is significant. The ability of physicians to accurately diagnose, stage, and assess treatment outcomes in pancreatic cancer is a very important. Accurate determinations on the extent of disease and resectability are essential to improve outcomes in this cancer. We believe that limitations in FDG-PET imaging offer significant room for improvement in diagnostic technique and that accurate determinations on the extent of disease and resectability are essential to improving outcomes in this cancer. Improvements in the sensitivity and specificity over FDG-PET could have a significant impact on improving diagnosis and clinical outcome.

Radioimmunotherapy: Therapeutic Treatment Product

On February 28, 2018, we announced positive interim results from the initial three-patient cohort of the Phase 1 clinical trial. Results from the first three patients dosed in the initial cohort of this dose escalation Phase 1 safety trial demonstrated that MVT-1075 is reasonably well tolerated and accumulates on tumor as evidenced by dosimetry measurements performed after the first dose. At this initial dose, two subjects met the criteria for stable disease (SD) and one met the criteria of progressive disease (PD) as measured using RECIST 1.1 criteria. Hematologic toxicities were manageable. The Company has enrolled the first patient in the second cohort.

This Phase 1 first-in human dose escalation clinical trial, which began in June 2017, is an open-label, multi-center study evaluating the safety and efficacy of MVT-1075 in up to 22 patients for patients with locally advanced or metastatic adenocarcinoma of the pancreas (“PDAC”) or other CA19-9 positive malignancies including colon and lung cancers. The primary objective is to determine the maximum tolerated dose and safety profile in late stage patients with recurring disease who have failed prior therapies. Secondary objectives include evaluating tumor response rate and duration of response by RECIST 1.1, and determining dosimetry and pharmacokinetics. This dose-escalation study utilizes a traditional 3+3 design and is based on experience we gained through prior clinical studies that treated 50 patients with either MVT-5873, or our imaging agent MVT-2163.

License and Development Agreements

Memorial Sloan Kettering

We have licensed from MSK the exclusive world-wide developmental and commercial rights to receive biological materials from vaccinated clinical trial participants enrolled in any of the clinical trials involving the vaccines licensed to us, allowing us to discover human monoclonal antibody-based therapeutics. MSK has issued patents or has pending patent applications on the vaccine antigen conjugates, mixtures of vaccine antigen conjugates and methods of use. This patent portfolio includes 12 issued patents in the U.S.  We own all monoclonal antibodies produced by the antibody discovery program and we generally file patent applications directed to these antibodies once their potential therapeutic utility has been sufficiently demonstrated in animal models. United States and foreign patent applications for each of the anti-sLea antibodies and the anti-GD2 antibodies described in this document have been filed. Within these filings, one U.S. patent has issued for each of the anti-sLea antibodies and the anti-GD2 antibodies

Life Technologies Licensing Agreement

On September 24, 2015, we entered into a licensing agreement with Life Technologies Corporation, a subsidiary of ThermoFisher Scientific (“Life Technologies”).  Under the agreement we licensed certain cell lines from Life Technologies used in the production of recombinant proteins for our clinical trials.  The amount of the contract was $450,000 and was fully expensed in 2015.  We paid $225,000 in 2015 and the remainder in 2016.

Rockefeller University Collaboration

Effective July 1, 2015, we entered into a research collaboration agreement with Rockefeller University's Laboratory of Molecular Genetics and Immunology (“Rockefeller”). We provided antibody material to Rockefeller, which is exploring the mechanism of action of constant region (Fc) variants of the HuMab 5B1 in the role of tumor clearance. The agreement allowed researchers at Rockefeller to conduct studies on antibodies discovered by us with the objective of improving their ability to kill cancer cells.  If a viable drug candidate emerges from this collaboration, we have the right to enter into negotiations with Rockefeller for the right to exclusively license the technology used to improve our antibody for clinical and commercial development.  If we and Rockefeller fail to reach agreement on terms for a license to the drug candidate that contains the combined technologies, Rockefeller does not have the right to license the drug candidate to a third party without our consent because the drug candidate contains our intellectual property embodied in the antibody. The research collaboration agreement expired in July of 2017 but the provisions of confidentiality and right to enter negotiations for certain technology remain in place.

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

As of April 2, 2018, we are the exclusive licensee or sole assignee of 14 granted U.S. patents, 3 pending U.S. patent applications and 19 pending foreign patent applications.  The patents and patent applications include claims to vaccine antigen conjugates, mixtures of vaccine antigen conjugates that makeup polyvalent vaccine candidates, processes for their preparation and their use as a vaccine. Two of the granted U.S. patents have claims to human anti-sLea and anti-GD2 monoclonal antibodies, conjugates and pharmaceutical compositions of the human anti-sLea and anti-GD2 monoclonal antibodies, nucleic acids encoding the human anti-sLea and anti-GD2 monoclonal antibodies and processes for the use of the anti-sLea monoclonal antibodies as therapeutic and diagnostic agents. Two of the pending United States patent applications and the 19 foreign patent applications have claims to human anti-sLea and anti-GD2 monoclonal antibodies, conjugates and pharmaceutical compositions of the human anti-sLea and anti-GD2 monoclonal antibodies, nucleic acids encoding the human anti-sLea and anti-GD2 monoclonal antibodies, processes for their use as therapeutic agents and processes for the use of the anti-sLea monoclonal antibodies as diagnostic agents.

On October 13, 2017, the Company filed a patent application for its series of HuMab-Tn fully-human monoclonal antibodies that target the tumor associated Thomsen-nouveau (Tn) antigen that will be developed as therapeutic and diagnostic products targeting ovarian, lung and breast cancers. The Tn target is a carbohydrate antigen significantly expressed on the surface of cancer cells as a result of the transformation of normal cells into cancer cells. The Tn target is present on a broad array of tumor types but not found on normal tissues. This patent application represents another valuable antibody asset brought forward by MabVax and the third patent filed on the antibody portfolio created through the Company’s unique discovery platform.

Our success depends significantly on our ability to obtain and maintain patents and other proprietary protection for commercially important technology, inventions and know-how related to our business, defend and enforce our patents, maintain our licenses to use intellectual property owned by third parties, preserve the confidentiality of our trade secrets and operate without infringing the valid and enforceable patents and other proprietary rights of third parties. We also rely on know-how, continuing technological innovation and in-licensing opportunities to develop, strengthen, and maintain our proprietary position in the field of fully human monoclonal antibodies.

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

Manufacturing and Raw Materials

We currently use and expect to continue to use contract manufacturers to manufacture our product candidates. Our contract manufacturers are subject to extensive governmental regulation. Regulatory authorities in the pharmaceutical industry require that pharmaceutical products be manufactured, packaged and labeled in conformity with current cGMPs. We intend to establish a quality control and quality assurance program, which will include a set of standard operating procedures and specifications designed to ensure that our products are manufactured in accordance with cGMPs, and other applicable domestic and foreign regulations.

We currently do not have any clinical or commercial antibody-based therapeutic manufacturing capabilities. We likely will use contract manufacturers for the manufacture of our product candidates.

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

There are several companies engaged in human antibody development and imaging that could compete in similar clinical areas, including disease detection, therapeutic response monitoring and minimal disease detection.  These companies include AbCellera Biologics, Inc., Agenus Inc., Atreca, Inc., Immunomedics, Inc., Theraclone Sciences Inc., and Trellis Bioscience.

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

The testing and approval process requires substantial time, effort and financial resources, and our product candidates may not be approved on a timely basis, if at all. The time and expense required to perform the clinical testing necessary to obtain FDA approval for regulated products can frequently exceed the time and expense of the research and development initially required to create the product. The results of preclinical studies and initial clinical trials of our product candidates are not necessarily predictive of the results from large-scale clinical trials, and clinical trials may be subject to additional costs, delays or modifications due to several factors, including difficulty in obtaining enough patients, investigators or product candidate supply. Failure by us to obtain, or any delay in obtaining, regulatory approvals or in complying with requirements could adversely affect the commercialization of product candidates and our ability to receive product or royalty revenues.

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

With respect to post-market product advertising and promotion, the FDA imposes several complex regulations on entities that advertise and promote pharmaceuticals, which include, among others, standards for direct-to-consumer advertising, promoting drugs for uses or in-patient populations that are not described in the drug’s approved labeling (known as “off-label use”), industry-sponsored scientific and educational activities, and promotional activities involving the internet. Failure to comply with FDA requirements can have negative consequences, including adverse publicity, enforcement letters from the FDA, mandated corrective advertising or communications with doctors, and civil or criminal penalties. Although physicians may prescribe legally available drugs for off-label uses, manufacturers may not market or promote such off-label uses.

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

Foreign Regulation

Before our products can be marketed outside of the U.S., they are subject to regulatory approval of the respective authorities in the country that the product will be marketed. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country. No action can be taken to market any product in a country until an appropriate application has been approved by the regulatory authorities in that country. The current approval process varies from country to country, and the time spent in gaining approval varies from that required for FDA approval. In certain countries, the sales price of a product must also be approved. The pricing review period often begins after market approval is granted. Even if a product is approved by a regulatory authority, satisfactory prices might not be approved for such product.

In Europe, marketing authorizations may be submitted at a centralized, a decentralized or national level; however, the centralized procedure is mandatory for the approval of biotechnology products and provides for the grant of a single marketing authorization that is valid in all European member states. There can be no assurance that the chosen regulatory strategy will secure regulatory approval on a timely basis or at all.

While we intend to market our products outside the United States in compliance with our respective license agreements, we have not made any applications with foreign authorities and have no timeline for such applications or marketing.

Employees

As of December 31, 2017, we had a total of 11 full-time employees.

Item 1A.	Risk Factors.

Our business faces significant risks, some of which are set forth below to enable readers to assess, and be appropriately apprised of, many of the risks and uncertainties applicable to the forward-looking statements made in this Annual Report. You should carefully consider these risk factors as each of these risks could adversely affect our business, operating results and financial condition. If any of the events or circumstances described in the following risks actually occurs, our business may suffer, the trading price of our common stock could decline, and our financial condition or results of operations could be harmed. Given these risks and uncertainties, you are cautioned not to place undue reliance on forward-looking statements. These risks should be read in conjunction with the other information set forth in this Annual Report. There may be additional risks faced by our business, though we do believe that the risks set forth below reflect the more important ones.

Risks Relating to Our Financial Condition

We will be required to raise additional funds to finance our operations and remain a going concern; we may not be able to do so when necessary, and/or the terms of any financings may not be advantageous to us, requiring cutbacks in personnel.

Our operations to date have consumed substantial amounts of cash. Negative cash flows from our operations are expected to continue over at least the next several years. Our cash needs are highly dependent on the progress of our product development programs, particularly, the results of our preclinical and clinical studies and those of our partners, the cost, timing and outcomes of regulatory approval for our product candidates, and the rate of recruitment of patients in our human clinical trials. In addition, the further development of our ongoing clinical trials will depend on upcoming analysis and results of those studies and our financial resources at that time.

Although we raised approximately $9.4 million, net of offering costs, during 2017, through various financings and offerings, and an additional $2.7 million, net of offering costs in the first quarter of 2018, we will require future additional capital infusions including public or private financing, strategic partnerships or other arrangements with organizations that have capabilities and/or products that are complementary to our own capabilities and/or products, in order to continue the development of our product candidates. As of April 2, 2018, we have sufficient cash to fund operations through April 2018 assuming we do not complete any strategic or financing transactions between now and the end of April 2018. We are exploring and evaluating strategic options with the goal of maximizing stockholder value, and currently working with our financial advisor Greenhill & Co., to assist us with our efforts to complete one or more strategic transactions.

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

Since July 8, 2014, we have been subject to restrictions on financing and other material transactions of the Company that require the consent of a lead investor in our offerings (the “Lead Investor”). Additionally, we granted the Lead Investor in our public offering in May 2017 (the “May 2017 Public Offering”) the right of consent to approve future (i) issuances of our securities, (ii) equity or debt financings and (iii) sales of any development product assets currently held by us, subject to certain exceptions, if such securities are sold at price below $7.50 per share and for as long as the Lead Investor in the offering holds 50% or more of the shares of Series G Convertible Preferred Stock (the “Series G Preferred Stock”) purchased by the Lead Investor in this offering (the “May 2017 Consent Right”). On October 18, 2017, the Lead Investor exchanged its Series G Preferred Stock for Series L Convertible Preferred Stock (the “Series L Preferred Stock”), retaining the May 2017 Consent Right. All other prior consent rights of the Lead Investor have been superseded by the May 2017 Consent Right.

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

Effective in January 2016, we entered into a $10 million loan and security agreement with Oxford Finance LLC, or Oxford Finance, that is secured by a lien covering substantially all of our assets, excluding intellectual property. December 31, 2017, we had an outstanding principal balance of approximately $3.6 million. The option to draw the second $5 million expired on September 30, 2016. The loan and security agreement contains customary affirmative and negative covenants and events of default. The affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports and maintain insurance coverage. The negative covenants include, among others, restrictions on transferring collateral, changing our business, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments and creating other liens on our assets, in each case subject to customary exceptions. As of December 31, 2017, we were in compliance with all the covenants. If we default under the loan agreement, the lenders may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the lender’s right to repayment would be senior to the rights of the holders of our common stock and preferred stock to receive any proceeds from the liquidation. The lenders could declare a default upon the occurrence of any event that they interpret as a material adverse change as defined under the loan agreement, thereby requiring us to repay the loan immediately or to attempt to reverse the declaration of default through negotiation or litigation. Any declaration by the lenders of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

We have a history of losses, and we anticipate that we will continue to incur losses in the future; our auditors have included in their audit report an explanatory paragraph as to substantial doubt as to our ability to continue as a going concern.

              We have experienced net losses every year since our inception and, as of December 31, 2017, had an accumulated deficit of $111,053,637. Our auditors have included in their audit report a “going concern” explanatory paragraph as to substantial doubt as to our ability to continue as a going concern that assumes the realization of our assets and the satisfaction of our liabilities and commitments in the normal course of business. Until such time as we have completed more than one license agreement for our technology, and assuming we have sufficient funding from such licenses and financing transactions to continue to sustain operations, we anticipate continuing to incur substantial additional losses over at least the next several years due to, among other factors, expenses related to the following: continuing Phase I clinical trials of MVT-5873 in combination with a chemotherapy agent and MVT-1075 as a radioimmunotherapy agent, for the treatment of various cancers, preclinical testing of follow-on antibody candidates, investor and public relations, SEC compliance efforts, anticipated research and development activities and the general and administrative expenses associated with each of these activities. We have not yet commercialized any product candidates. Our ability to attain profitability will depend upon our ability to enter into material revenue generating license arrangements, develop and commercialize products that are effective and commercially viable, to obtain regulatory approval for the manufacture and sale of our products and to license or otherwise market our products successfully. We may never achieve profitability, and even if we do, we may not be able to sustain being profitable. If we are unable to obtain additional capital we may be forced to license, sell or terminate our activities with respect to promising technologies which may require us to agree to disadvantageous terms that will prevent us from realizing the potential value from the results of our efforts and expenditures.

Risks Related to Our Business

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

Only a small percentage of product candidates for which clinical trials are initiated receive approval for commercialization. Furthermore, even if we do receive regulatory approval to market a product candidate, any such approval may be subject to limitations such as those on the indicated uses for which we may market a product candidate.

Our product candidates have not completed sufficient clinical trials to obtain regulatory approval and may never demonstrate sufficient safety and efficacy in order to do so.

Our product candidates are in the clinical and pre-clinical stages of development. To achieve profitable operations, we alone, or in collaboration with others, must successfully license, develop, manufacture, introduce and market our products. The time frame necessary to achieve market success for any individual product, whether we or our potential strategic partners develop, is long and uncertain. The products we are currently developing will require significant additional research, development and preclinical and clinical testing prior to application for commercial use or sale. Several companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in clinical trials, even after showing promising results in early or later-stage studies or clinical trials. Although we have obtained some favorable results to-date in preclinical studies and clinical trials of certain of our potential products, such results may not be indicative of results that will ultimately be obtained in or throughout such clinical trials, and clinical trials may not show any of our products to be safe or capable of producing a desired result. Additionally, we may encounter problems in our clinical trials that may cause us to delay, suspend or terminate those clinical trials.

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

We cannot predict whether we, or our strategic partners if our product candidates are licensed, will encounter problems with any of our completed, ongoing or planned clinical trials that will cause us or any regulatory authority to delay or suspend those clinical trials or delay the analysis of data derived from them. Several events, including any of the following, could delay the completion of our ongoing and planned clinical trials and negatively impact our ability to obtain regulatory approval for, and to market and sell, a particular product candidate:

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

We are substantially dependent on the success of our product candidates, MVT-5873, MVT-1075 and MVT-2163, and we cannot provide any assurance that any of our product candidates will be commercialized.

To date, our focus and the investment of a significant portion of our efforts and financial resources has been in the development of our product candidates, MVT-5873, MVT-1075, and MVT-2163, which are in clinical development. Our future success depends heavily on our ability to successfully license, manufacture, develop, obtain regulatory approval, and commercialize these product candidates, which may never occur.  Before commercializing either product candidate, we or any potential strategic partner will require additional clinical trials and regulatory approvals for which there can be no guarantee that we or our potential strategic partners will be successful. We currently generate no revenues from our product candidates, and we may never be able to develop, license or commercialize a marketable drug.

Our product candidates will remain subject to ongoing regulatory review even if they receive marketing approval, and if we or our potential strategic partners fail to comply with continuing regulations, we or our strategic partners could lose these approvals and the sale of any of our approved commercial products could be suspended.

Even if we receive regulatory approval to market a product candidate, the manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion, and record keeping related to the product will remain subject to extensive regulatory requirements. If we fail to comply with the regulatory requirements of the FDA and other applicable domestic and foreign regulatory authorities or discover any previously unknown problems with any approved product, manufacturer, or manufacturing process, we could be subject to administrative or judicially imposed sanctions, including:

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

If physicians and patients do not accept our future products, or our potential strategic partner’s products, or if the market for indications for which any product candidate is approved is smaller than expected, we may be unable to generate significant revenue, if any.

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

As we evolve from a company that is primarily involved in clinical development to a company that is also involved in licensing and commercialization, we may encounter difficulties in expanding our operations successfully.

As we or our potential strategic partners advance our product candidates through clinical trials, we will need to expand our development, regulatory, manufacturing, marketing and sales capabilities and may need to further contract with third parties to provide these capabilities. As our operations expand, we likely will need to manage additional relationships with such third parties, as well as additional collaborators, distributors, marketers and suppliers.

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

If we enter into arrangements with third parties to perform sales, marketing or distribution services, any product revenues that we receive, or the profitability of these product revenues to us, are likely to be lower than if we were to market and sell any products that we develop without the involvement of these third parties. In addition, we may not be successful in entering into arrangements with third parties to license, sell and market our products or in doing so on terms that are favorable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our products.

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

The United States and several foreign jurisdictions are considering, or have already enacted, a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payers in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access to healthcare. In the United States, the pharmaceutical industry is significantly affected by major legislative initiatives. We expect to experience pricing pressures in connection with the sale of any products that it develops due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals.

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

Our ability to generate product and/or licensing revenues will be diminished if our therapies sell for inadequate prices or patients are unable to obtain adequate levels of reimbursement.

Our ability or our potential strategic partners’ abilities to commercialize our therapies, alone or with collaborators, will depend in part on the extent to which reimbursement will be available from private health maintenance organizations and health insurers and other healthcare payers. Significant uncertainty exists as to the reimbursement status of newly approved healthcare products. Healthcare payers are challenging the prices charged for medical products and services. Cost control initiatives could decrease the price that we would receive for any products in the future, which would limit our revenue and profitability. Government and other healthcare payers increasingly attempt to contain healthcare costs by limiting both coverage and the level of reimbursement for drugs and therapeutics. We might need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of any future products to such payers’ satisfaction. Such studies might require us to commit a significant amount of management time and financial and other resources. Our future products might not ultimately be considered cost-effective. Even if one of our product candidates is approved by the FDA, insurance coverage may not be available, and reimbursement levels may be inadequate, to cover such therapies. If government and other healthcare payers do not provide adequate coverage and reimbursement levels for one of our products, once approved, market acceptance of such product could be reduced.

We only have a limited number of employees to manage and operate our business.

As of December 31, 2017, we had a total of 11 full-time employees. Our focus on limiting cash utilization requires us to manage and operate our business in a highly efficient manner. We cannot assure you that we will be able to retain adequate staffing levels to run our operations and/or to accomplish all the objectives that we otherwise would seek to accomplish.

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

We have been, and in the future may be, subject to securities class action lawsuits and stockholder derivative actions. These, and potential similar or related litigation, could result in substantial damages and may divert management’s time and attention from our business.

We have been, and may in the future be, the target of securities class actions or stockholder derivative claims. Any such actions or claims could result in substantial damages and may divert management’s time and attention from our business.

Risks Related to our Intellectual Property

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

Our commercial success will depend, in part, on our ability to obtain and maintain patent protection, protect our trade secrets and operate without infringing on the proprietary rights of others. Our commercial success will also depend, in part, on our ability to market our product candidates during the term of our patent protection.  For example, certain patents including in foreign countries within our portfolio expired in 2014 and can no longer be relied on for protection in those countries. As of April 2, 2018, we were the exclusive licensee or sole assignee of 14 granted United States patents, 3 pending United States patent applications, and 19 pending foreign patent applications.  The patent position of pharmaceutical and biotechnology firms like us are generally highly uncertain and involves complex legal and factual questions, resulting in both an apparent inconsistency regarding the breadth of claims allowed in United States patents and general uncertainty as to their legal interpretation and enforceability.  No absolute policy regarding the breadth of claims allowed in biopharmaceutical patents has emerged to date in the United States or in many foreign jurisdictions. Changes in either the patent laws or in interpretations of patent laws in the United States and foreign jurisdictions may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be enforced in the patents that we currently own or that may be issued from the applications we have filed or may file in the future or that we have licensed or may license from third parties, including MSK for the vaccine antigen patents. Further, if any patents we obtain or license are deemed invalid or unenforceable, it could impact our ability to commercialize or license our technology.  Thus, patent applications assigned or exclusively licensed to us may not result in patents being issued, any issued patents assigned or exclusively licensed to us may not provide us with competitive protection or may be challenged by others, and the current or future granted patents of others may have an adverse effect on our ability to do business and achieve profitability.

One of our issued US patents is directed to a candidate antibody product that will expire in 2034. A second US patent directed to a candidate antibody will expire in 2035. Other previously filed antibody patent applications will, if issued, have patent expiration dates depending on country and filing date between 2034 and 2038.  It is possible that the term of the antibody patent and certain patents issuing from the antibody patent applications may be extended for a portion of the time the candidate product was under regulatory review. Patents covering components of the sarcoma vaccine will expire in 2022.  Patents covering the polyvalent ovarian vaccine will expire between 2019 and 2025.  We believe that our product candidates are eligible for Orphan Drug designation from FDA depending on the indication for which it is approved by FDA.  Each product that receives an Orphan Drug designation would be eligible for up to 7 additional years of patent protection.

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
●
if we encounter delays in our clinical trials, the period during which we could market our vaccines and monoclonal antibody-based candidates under patent protection would be reduced;
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

Due to the patent laws of a country, or the decisions of a patent examiner in a country, or our own filing strategies, we may not obtain patent coverage for all the product candidates that may be disclosed or methods involving these candidates that may be disclosed in the parent patent application. We plan to pursue divisional patent applications and/or continuation patent applications in the United States and many other countries to obtain claim coverage for inventions that were disclosed but not claimed in the parent patent application, but may not succeed in these efforts.

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

There have been numerous changes to the patent laws and proposed changes to the rules of the USPTO, which may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. For example, the America Invents Act signed into law in September 2011 that codifies several significant changes to the U.S. patent laws, including, among other things, changing from a “first to invent” to a “first inventor to file” system, limiting where a patent holder may file a patent suit, replacing interference or “first to invent” proceedings with derivation proceedings and creating inter partes review and post-grant opposition proceedings to challenge the validity of patents after they have been issued. The effects of these changes are currently unclear as the USPTO only recently has adopted regulations implementing the changes, the courts have yet to address most of these provisions, and the applicability of the act and new regulations on specific patents and patent applications discussed herein have not been determined and would need to be reviewed.

Periodic maintenance fees on any issued patent are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign governmental patent agencies require compliance with several procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. In such an event, our competitors might be able to enter the market, which would have a material adverse effect on our business.

We also rely on trade secrets to protect our technology, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. Although we use reasonable efforts to protect our trade secrets, our employees, consultants, contractors, licensees, licensors, outside scientific collaborators and other advisors may unintentionally or willfully disclose our information such that our competitors may obtain it. Enforcing a claim that a third party illegally obtained and is using any of our trade secrets is expensive and time consuming, and the outcome is unpredictable. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how, such as new therapies, including therapies for the indications we are targeting. If others seek to develop similar therapies, their research and development efforts may inhibit our ability to conduct research in certain areas where we seek to expand our intellectual property portfolio and have a material adverse effect on our business.

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

We require employees and the institutions that perform our preclinical and clinical trials to enter into confidentiality agreements with us. Those agreements provide that all confidential information developed or made known to a party to any such agreement during the relationship with us be kept confidential and not be disclosed to third-parties, except in specific circumstances. Any such agreement may not provide meaningful protection for our trade secrets or other confidential information in the event of unauthorized use or disclosure of such information.

With respect to our vaccine programs we have in-licensed rights from third parties. If these license agreements terminate or expire, we may lose the licensed rights to some or all our vaccine product candidates. We may not be able to continue to develop them or, if they are approved, market or commercialize them.

We depend on license agreements with third-parties for certain intellectual property rights relating to our product candidates, including, but not limited to, the license of certain intellectual property rights from MSK. In general, our license agreements require us to make payments and satisfy performance obligations to keep these agreements in effect and retain our rights under them. These payment obligations can include upfront fees, maintenance fees, milestones, royalties, patent prosecution expenses, and other fees. These performance obligations typically include diligence obligations. If we fail to pay, be diligent or otherwise perform as required under our license agreements, we could lose the rights under the patents and other intellectual property rights covered by these agreements. If disputes arise under any of our in-licenses, including our in-licenses from MSK, we could lose our rights under these agreements. Any such dispute may not be resolvable on favorable terms, or at all. Whether or not any disputes of this kind are favorably resolved, our management’s time and attention and our other resources could be consumed by the need to attend to these disputes and our business could be harmed by the emergence of such a dispute.

If we lose our rights under these agreements, we might not be able to develop any related product candidates further, or following regulatory approval, if any, we might be prohibited from marketing or commercializing these product candidates. For example, patents previously licensed to us might, after termination of an agreement, be used to stop us from conducting these activities.

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

If we choose to go to court to stop another party from using the inventions claimed in any patents we obtain, that individual or company has the right to ask the court to rule that such patents are invalid or should not be enforced. These lawsuits are expensive and would consume time and resources and divert the attention of managerial and scientific personnel even if we were successful in stopping the infringement of such patents or sustaining their validity and enforceability. In addition, there is a risk that the court will decide that such patents are not valid and that we do not have the right to enforce them. There is also the risk that, even if the validity of such patents is upheld, the court will refuse to stop the other party on the grounds that such other party’s activities do not infringe such patents. In addition, the United States Court of Appeals for the Federal Circuit and the Supreme Court of the U.S. continue to address issues under the United States patent laws, and the decisions of those and other courts could adversely affect our ability to sustain the validity of our issued or licensed patents and obtain new patents.

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

Risks Related to our Common Stock

The Securities and Exchange Commission (“SEC”) is conducting an investigation and examination pursuant to Section 8(e) of the Securities Act, relating to certain of the Company’s registration statements (and amendments thereto) which could negatively affect the perception of the Company, the price of our common stock, and the ability to raise capital on attractive terms, if at all.

On January 29, 2018, the Company received notice that the SEC is conducting an investigation and examination pursuant to Section 8(e) of the Securities Act, relating to certain of the Company’s registration statements (and amendments thereto) which could negatively affect the price of our common stock and ability to raise capital on attractive terms, if at all.  On February 2, 2018, the SEC followed up with a subpoena to produce documents by April 9, 2018, in connection with its investigation. The Company intends to cooperate fully with the SEC’s examination.  At this time the Company cannot predict when such investigation will be complete or what the SEC findings would be.  The Company cannot predict how the current investigation or its eventual outcome will affect how the Company is perceived by the market, potential partners and potential investors. The Company expects that it may not be able to file new registration statements or use existing registration statements until the SEC has completed its investigation. Without an effective registration statement or ability to file new registration statements, the options for the Company being able to raise capital will be limited to private investments, if any, which could be more dilutive to the Company’s stockholders than a registered offering.  Without the ability to raise capital on attractive terms, if at all, and assuming the Company is unable to license or sell any of its technologies to raise non-dilutive capital in the next few months, the Company may be forced to make additional reductions in spending and personnel, extend payment terms with suppliers, liquidate assets where possible, suspend or curtail planned programs or make concessions to financial terms in out-licensing intellectual property and/or sale of assets. Any or all of these actions, if taken, could jeopardize the value of existing assets, the Company, and ability to continue as a going concern, as further discussed in Item 7. “-Liquidity and Capital Resources” and in Note 1. “Nature of Operations and Basis of Presentation” in the Notes to the Consolidated Financial Statements.

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

 The rights of our common stockholders are limited by and subordinate to the rights of the holders of Series D Preferred Stock, Series E Preferred Stock, Series I Preferred Stock, Series J Preferred Stock, Series K Preferred Stock, Series L Preferred Stock and Series M Preferred Stock; these rights may have a negative effect on the value of shares of our common stock.

As of April 2, 2018, the holders of our Series D Convertible Preferred Stock (the “Series D Preferred Stock”), Series E Convertible Preferred Stock (the “Series E Preferred Stock”), Series I Convertible Preferred Stock (the “Series I Preferred Stock”), Series J Convertible Preferred Stock (the “Series J Preferred Stock”), Series K Convertible Preferred Stock (the “Series K Preferred Stock”), Series L Preferred Stock and Series M Convertible Preferred Stock (the “Series M Preferred Stock”) have rights and preferences generally superior to those of the holders of common stock. The existence of these superior rights and preferences may have a negative effect on the value of shares of our common stock. These rights are more fully set forth in the Series D Preferred Stock certificate of designations, Series E Preferred Stock certificate of designations, Series I Preferred Stock certificate of designations, Series J Preferred Stock certificate of designations, Series K Preferred Stock certificate of designations, Series L Preferred Stock certificate of designations, and Series M Preferred Stock certificate of designations, respectively, and include, but are not limited to the right to receive a liquidation preference, prior to any distribution of our assets to the holders of our common stock, in an amount equal to $0.01 per share or $441 for the Series D Preferred Stock, $0.01 per share or $333 for the Series E Preferred Stock, $0.01 per share or $6,456 for the Series I Preferred Stock, $687.50 per share or approximately $531,252 for the Series J Preferred Stock, $0.01 per share or $632 for the Series K Preferred Stock, $100.00 per share or approximately $4.6 million for the Series L Preferred Stock, and $300 per share or approximately $1.5 million for the Series M Preferred Stock.

We may not be able to maintain compliance for continued listing on The NASDAQ Capital Market and a delisting of our stock could make it more difficult for investors to sell their shares

Our common stock was approved for listing on The NASDAQ Capital Market in August 2016 where it continues to be listed. The listing rules of The NASDAQ Capital Market require the Company to meet certain requirements. These continued listing standards include specifically enumerated criteria, such as:

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

On March 5, 2018, we received a letter from the Listing Qualifications Department of The NASDAQ Capital Market notifying us that the Company has regained compliance with Nasdaq Listing Rule 5550(a)(2) as a result of maintaining the $1.00 minimum closing bid price for at least ten trading days prior to the March 5, 2018 deadline for continued listing. The Company regained compliance with the minimum bid price maintenance requirement as a result of completing, on February 16, 2018, the Continued Listing Reverse Split. We had previously received written notification from The NASDAQ Capital Market regarding the Company’s non-compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) and we were afforded 180 calendar days, or until March 5, 2018, for the Company to regain compliance with Nasdaq Listing Rule 5550(a)(2). As a result of regaining compliance with the minimum bid price, The NASDAQ Capital Market has informed us that this matter is now closed. There is no guarantee that we will continue to successfully maintain compliance with the minimum bid price.

Continued listing is also contingent on our continued compliance with all other listing requirements other than for the minimum bid price. As of December 31, 2017, our stockholders’ equity was $1,130,440, which was approximately $1,369,560 below the continued listing maintenance requirement of stockholders’ equity of $2.5 million. In February 2018, we were able to raise $2.7 million in additional capital. However, there can be no assurance that The NASDAQ Capital Market will give us credit for financing transactions that we have been able to achieve subsequent to December 31, 2017, to enable continued listing on The NASDAQ Capital Market.

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

Future sales of our securities, or the perception in the markets that these sales may occur, could depress our stock price.

Additional equity financings or other share issuances by us, including shares issued in connection with strategic alliances and corporate partnering transactions, could adversely affect the market price of our common stock. As of April 2, 2018, we had 5,477,488 shares held by our existing shareholders available for resale pursuant to Rule 144 or resale registration statements, upon conversion of Series D Preferred Stock, Series E Preferred Stock, Series I Preferred Stock, Series J Preferred Stock, Series K Preferred Stock and Series L Preferred Stock, and an additional 666,667 shares could become available for resale in August 2018 pursuant to Rule 144, or sooner if pursuant to a resale registration statement, upon conversion of Series M Preferred Stock. Sales by existing stockholders of a large number of shares of our common stock in the public market or the perception that additional sales could occur could cause the market price of our common stock to drop. Moreover, to the extent that additional shares of our outstanding stock are registered, or otherwise become eligible for resale, and are sold, or the holders of such shares are perceived as intended to sell them, this could further depress the market price of our common stock.  These factors could also make it more difficult for us to raise capital or make acquisitions through the issuance of additional shares of our common stock or other equity securities.

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

Our stock prices and the market prices for securities of biotechnology companies in general have been highly volatile, with recent significant price and volume fluctuations, and may continue to be highly volatile in the future. For example, during the year ended December 31, 2017, our common stock traded between $1.28 per share and $10.76 per share. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock, some of which are beyond our control:

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

Our common stock may be affected by limited trading volume and price fluctuations which could adversely impact the value of our common stock.

While there has been relatively active trading in our common stock over the past twelve months, there can be no assurance that an active trading market in our common stock will be maintained. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to periodically enter the market in the belief that we will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our common stock will be stable or appreciate over time.

The number of shares of issued and outstanding common stock as of April 2, 2018, represents approximately 45% of our fully diluted shares of common stock.  Additional issuances of shares of common stock upon conversion and/or exercise of preferred stock, options to purchase common stock and warrants to purchase common stock will cause substantial dilution to existing stockholders.

At April 2, 2018, we had 8,961,840 shares of common stock issued and outstanding. Up to an additional 6,144,155 shares may be issued upon conversion of our Series D Preferred Stock, Series E Preferred Stock, Series I Preferred Stock, Series J Preferred Stock, Series K Preferred Stock, Series L Preferred Stock; and Series M Preferred Stock; 1,278,243 shares issuable upon exercise of warrants at a weighted average price of $8.12; 951,161 shares upon exercise of all outstanding options to purchase our common stock at a weighted average price of $13.98; and 34,247 shares issuable upon vesting of restricted stock units granted, resulting in a total of up to 17,369,646 shares that may be issued and outstanding. The issuance of any and all of the 8,407,806 shares issuable upon exercise or conversion of our outstanding convertible securities will cause substantial dilution to existing stockholders and may depress the market price of our common stock.

If our common stock is not listed on a national securities exchange, compliance with applicable state securities laws may be required for subsequent offers, transfers and sales of the shares of common stock offered hereby.

The securities offered hereby are being offered pursuant to one or more exemptions from registration and qualification under applicable state securities laws. Because our common stock is listed on The NASDAQ Capital Market, we are not required to register or qualify in any state the subsequent offer, transfer or sale of the common stock. If our common stock is delisted from The NASDAQ Capital Market and is not eligible to be listed on another national securities exchange, subsequent transfers of the shares of our common stock offered hereby by U.S. holders may not be exempt from state securities laws. In such event, it will be the responsibility of the holder of shares or warrants to register or qualify the shares for any subsequent offer, transfer or sale in the United States or to determine that any such offer, transfer or sale is exempt under applicable state securities laws.

You will experience future dilution as a result of future equity offerings

We may in the future offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock.  Although no assurances can be given that we will consummate a financing, in the event we do, or in the event we sell shares of common stock or other securities convertible into shares of our common stock in the future, additional and substantial dilution will occur.  In addition, investors purchasing shares or other securities in the future could have rights superior to investors in this offering.

Item 1B.	Unresolved Staff Comments.

None

Item 2.	Properties.

In September 2015 we entered into a lease agreement with AGP Sorrento Business Complex, L.P. (the “Lease”) for a lease of approximately 14,971 rentable square feet of office and research facilities located at 11535 Sorrento Valley Road, San Diego, California 92121 to serve as our corporate offices and laboratories.  Due to the fact that certain tenant improvements needed to be made to the premises before we could take occupancy, the facilities were not ready until early 2016. We moved from our previous facility at 11588 Sorrento Valley Road, into our new space in early February 2016.  Monthly rent commenced upon occupancy at $2.38 per square foot, totaling $35,631 per month in 2016, increased 3% to $36,700 per month in 2017, and escalate at an annual rate of 3% a year over the six-year term of the lease as set forth in the Lease.

Item 3.	Legal Proceedings.

On January 29, 2018, the Company received notice that the SEC was conducting an investigation and examination pursuant to Section 8(e) of the Securities Act relating to certain of the Company’s registration statements (and amendments thereto). The Company intends to cooperate fully with the SEC’s examination.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock traded on the OTCQB until August 17, 2016, on which date our common stock began trading on The NASDAQ Capital Market under the symbol “MBVX”. The following table sets forth the high and low sales prices for our common stock for each quarterly period within the two most recent fiscal years. All stock prices included in the following table are adjusted for the 1 for 7.4 reverse stock split which occurred on August 16, 2016 and the 1-for-3 reverse stock split on February 16, 2018.

	High	Low
2017
Quarter ended March 31, 2017	$10.76	$6.30
Quarter ended June 30, 2017	$7.80	$4.05
Quarter ended September 30, 2017	$4.37	$1.28
Quarter ended December 31, 2017	$2.91	$1.72
2016
Quarter ended March 31, 2016	$19.42	$9.10
Quarter ended June 30, 2016	$19.20	$10.43
Quarter ended September 30, 2016	$18.15	$10.77
Quarter ended December 31, 2016	$13.50	$9.30

Holders

As of March 30, 2018, there were approximately 105 stockholders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company, or DTC. Shares of common stock that are held by financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are considered to be held of record by Cede & Co. as one stockholder.

Dividends

We have never paid our stockholders cash dividends, and we do not anticipate paying any cash dividends in the foreseeable future as we intend to retain any earnings for use in our business. Any future determination to pay dividends will be at the discretion of our Board of Directors.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information with respect to all the Company’s equity compensation plans in effect as of December 31, 2017.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected in Column (a)
Equity compensation plans approved by security holders	953,937	$13.97	1,521,481
Equity compensation plans not approved by security holders	—	N/A	—
Total	953,937	$13.97	1,521,481

Item 6.	Selected Financial Data.

The information under this Item is not required to be provided by smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis in conjunction with “Item 8. Financial Statements and Supplementary Data” included in this Annual Report on Form 10-K, or Annual Report. Operating results are not necessarily indicative of results that may occur in future periods.

This discussion and analysis contains forward-looking statements that involve several risks, uncertainties and assumptions. Actual events or results may differ materially from our expectations. Important factors that could cause actual results to differ materially from those stated or implied by our forward-looking statements include, but are not limited to, those set forth in “Item 1A. Risk Factors” in this Annual Report. All forward-looking statements included in this Annual Report are based on information available to us as of the time we file this Annual Report and, except as required by law, we undertake no obligation to update publicly or revise any forward-looking statements.

Reverse Stock Split and Listing on The NASDAQ Capital Market

On August 16, 2016, we filed a certificate of amendment to our Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware in order to effectuate a reverse stock split of our issued and outstanding common stock on a 1 for 7.4 basis, effective on August 16, 2016 (the “Reverse Stock Split”). The Reverse Stock Split was effective with Financial Industry Regulatory Authority (FINRA), and the Company’s common stock began trading on The NASDAQ Capital Market at the open of business on August 17, 2016. All share and per share amounts, and number of shares of common stock into which each share of preferred stock will convert, in the financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to the Reverse Stock Split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in capital.

Continued Listing Reverse Split

On October 6, 2017, our stockholders approved a reverse stock split of our issued and outstanding shares of common stock at a range of between 1-for-2 and 1-for-20, with the specific ratio and effective time of the reverse stock split to be determined by our Board. On February 1, 2018, the Board approved a 1-for-3 reverse stock split, or the Continued Listing Reverse Split; and, on February 16, 2018, we implemented the Continued Listing Reverse Split effective with the open of trading on The NASDAQ Capital Market on a split-adjusted basis under the same trading symbol “MBVX.” The primary intent of the Continued Listing Reverse Split is to increase the market price of the Company’s common stock in order to help ensure compliance with The NASDAQ Capital Market’s $1.00 minimum closing bid price continued listing maintenance requirement. On March 5, 2018, we received a letter from the Listing Qualifications Department of The NASDAQ Capital Market notifying us that the Company has regained compliance with Nasdaq Listing Rule 5550(a)(2) as a result of maintaining the $1.00 minimum closing bid price for at least ten trading days prior to the March 5, 2018 deadline for continued listing. All share amounts have been adjusted based on the Continued Listing Reverse Split.

Business Overview

We are a clinical-stage biotechnology company focused on the development of antibody-based products to address unmet medical needs in the treatment of cancer.  MabVax has discovered a pipeline of human monoclonal antibody products based on the protective immune responses generated by patients who have been vaccinated against targeted cancers with our proprietary vaccines.  MabVax's lead development program is centered around our HuMab-5B1 antibody, which is fully human and discovered from the immune response of cancer patients vaccinated with an antigen-specific vaccine during a Phase I trial at Memorial Sloan Kettering Cancer Center, or MSK.   The antigen the antibody targets is expressed on more than 90% of pancreatic cancers, and expressed in significant percentages on small cell lung cancer, stomach, colon and other cancers, making the antibody potentially broadly applicable to many types of cancers.  We have multiple antibody candidates, discovered utilizing the same methodologies that are in preclinical development.

Monoclonal antibodies are produced from a single DNA sequence encoded into multiple cells that all produce the same single antibody. We generate our pipeline of antibody-based product candidates from patients who have been vaccinated with proprietary vaccines licensed from MSK. Our approach involves surveying the protective immune response from many patients who were vaccinated with the same vaccine to identify one or more optimal monoclonal antibody candidates against a specific target on the surface of a cancer cell. We believe this approach provides us with a novel next-generation human antibody technology platform. We believe our approach to antibody discovery allows us to identify antibody candidates with superior performance characteristics while minimizing many of the toxicity and off target binding drawbacks (phenomenon occurring when antibodies bind to non-cancer cells) of other discovery technologies.

Our clinical development programs are centered around our HuMab-5B1 human antibody, which we have tested in 56 patients as a monotherapy, in combination with chemotherapy, and conjugated to radioisotopes in effort to establish safety and tolerability as well as to assess therapeutic benefit for patients diagnosed with pancreatic and other cancers. We will continue to enroll patients in multiple ongoing Phase 1 clinical trials in the following protocols: (1) As monotherapy in late stage patients who have failed all other treatment options and have progressive disease; (2) in combination with standard of care chemotherapy in newly diagnosed treatment naïve patients; (3) as a radioimmunotherapy (“RIT”) product which utilizes the same antibody as a targeting agent and to which we attach a radionuclide to provide localize cancer cell killing effect; and finally (4) as an imaging agent, again using the same antibody to which we attach a PET imaging agent to illuminate tumors and metastatic sites.

MVT-5873 in combination with first line therapy for pancreatic cancer patients

In the Phase 1 study, MabVax’s MVT-5873, a fully human antibody, was given in combination with nab-paclitaxel and gemcitabine to patients newly diagnosed with CA19-9 positive pancreatic cancer. On February 12, 2018, we reported on interim results of the current cohort of the Phase 1 study, in which MVT-5873 was given in combination with nab-paclitaxel and gemcitabine to patients newly diagnosed with CA19-9 positive pancreatic cancer. MVT-5873 at a dose of 0.125 mg/kg when added to first-line chemotherapy was generally well tolerated by all subjects. All six patients in the current cohort had measurable tumor reductions, with four patients meeting the criteria for partial response (PR) and two patients meeting the criteria for stable disease (SD). These results further confirm results reported on a portion of the cohort in late 2017. Patient CA19-9 levels, which are a prognostic indicator of the disease state, were markedly reduced in all subjects with this combination therapy. We plan to enroll additional patients at this dose to further explore safety and increase statistical significance of results seen to date in a larger population.

MVT-1075 radioimmunotherapy for pancreatic cancer patients

On February 28, 2018, we announced positive interim results from the initial three-patient cohort of the Phase 1 clinical trial. Results from the first three patients dosed in the initial cohort of this dose escalation Phase 1 safety trial demonstrated that MVT-1075 is reasonably well tolerated and accumulates on tumor as evidenced by dosimetry measurements performed after the first dose. At this initial dose, two subjects met the criteria for stable disease (SD) and one met the criteria of progressive disease (PD) as measured using RECIST 1.1 criteria. Hematologic toxicities were manageable, and the Company is enrolling the first patient in the second cohort.

This Phase 1 first-in human dose escalation clinical trial, which began in June 2017, is an open-label, multi-center study evaluating the safety and efficacy of MVT-1075 in up to 22 patients for patients with locally advanced or metastatic adenocarcinoma of the pancreas (“PDAC”) or other CA19-9 positive malignancies including colon and lung cancers. The primary objective is to determine the maximum tolerated dose and safety profile in late stage patients with recurring disease who have failed prior therapies. Secondary objectives include evaluating tumor response rate and duration of response by RECIST 1.1, and determining dosimetry and pharmacokinetics. This dose-escalation study utilizes a traditional 3+3 design and is based on experience we gained through prior clinical studies that treated 50 patients with either MVT-5873, or our imaging agent MVT-2163.

Exploration and Evaluation of Strategic Options

In September 2017, we announced our engagement of Greenhill & Co. (NYSE: GHL) to serve as an advisor to assist the Company in exploring and evaluating strategic options with the goal of maximizing stockholder value. Greenhill & Co.’s sole mandate has been to provide MabVax with opportunities in exploring and evaluating strategic options while continuing to identify new opportunities. MabVax is currently in advanced discussions with several potential strategic partners that could result in one or more licensing and partnering transactions in the first half of 2018 of certain antibody assets for defined fields of use. However, there is no guarantee that we will enter into binding agreements with the parties introduced to us by Greenhill & Co.

Post potential transactions, we expect to retain rights to core aspects of our antibody development program and intend to continue developing these core assets using funds from one or more strategic transactions. MabVax will focus on advancing its Phase 1 clinical programs including MVT-5873 in combination with chemotherapy and MVT-1075 as a radioimmunotherapy.

Our Growth and Core Business Strategy

Our primary business strategy is to develop our early antibody product candidates through proof of concept clinical trials, which may represent either Phase I or Phase II clinical trials depending on the program and extent of progress. Once through proof of concept clinical trials, we will decide whether to license, partner or sell those product candidates, or continue to develop the candidates depending on several variables such as access to additional capital, cost of later stage clinical trials, risk of such development efforts, and the value derived from licensing, partnering or selling those assets.

Our Clinical Development Programs

MVT-5873 – for the Treatment of Pancreatic Cancer

MVT-5873 as a Monotherapy in Late Stage Cancer Patients – We reported results from our Phase 1a clinical trial of 32 patients being treated with our therapeutic antibody MVT-5873 as a monotherapy, which was evaluated for safety and tolerability in patients with advanced pancreatic cancer and other CA19-9 positive cancers, in a poster presentation at the American Society of Clinical Oncology (ASCO) Annual Meeting on June 3, 2017. The Company highlighted that the single agent MVT-5837 appears safe and well tolerated in patients at biologically active doses. Furthermore, all patients were evaluated by RECIST 1.1 for tumor response, and the Company reported 11 patients achieved stable disease in this dose escalation safety trial of 32 patients.

The results of the Phase 1a trial with MVT-5873 indicate that this fully-human antibody targeting CA19-9 cancers can be administered at doses with acceptable safety and with a potentially positive impact on disease. The cancer antigen CA19-9 is broadly expressed in various cancers including pancreatic, colon, and small cell lung cancer making this antibody potentially useful for a larger patient population. Clinical signals from an identifiable subset of subjects enabled us to understand those patients most likely to respond to a MVT-5873 based therapy. At the maximum tolerated dose (MTD) established in this trial, we have demonstrated an acceptable safety margin for the antibody.

MVT-5873 in Combination with a Standard of Care Chemotherapy – Based upon observations from the first two cohorts of patients treated, the Company is continuing clinical development of MVT-5873 in combination with gemcitabine and nab-paclitaxal as a first line therapy for the treatment of patients newly diagnosed with pancreatic cancer. MabVax has treated six patients as of October 12, 2017 and is actively enrolling additional patients with the objective of obtaining additional safety and tumor response (RECIST 1.1) data. Dr. Eileen O’Reilly, Associate Director of the David M. Rubenstein Center for Pancreatic Cancer Research, attending physician, member at Memorial Sloan Kettering Cancer Center and Professor of Medicine at Weill Cornell Medical College, is the lead investigator in the MVT-5873 Phase 1 clinical trial.

On February 12, 2018, we reported on interim results of the current cohort of the Phase 1 study, in which MVT-5873 was given in combination with nab-paclitaxel and gemcitabine to patients newly diagnosed with CA19-9 positive pancreatic cancer. MVT-5873 at a dose of 0.125 mg/kg when added to first-line chemotherapy was generally well tolerated by all subjects. All six patients in the current cohort had measurable tumor reductions, with four patients meeting the criteria for partial response (PR) and two patients meeting the criteria for stable disease (SD). These results further confirm results reported on a portion of the cohort in late 2017. Patient CA19-9 levels, which are a prognostic indicator of the disease state, were markedly reduced in all subjects with this combination therapy. We plan to enroll additional patients at this dose to further explore safety and increase statistical significance of results seen to date in a larger population.

MVT-2163 – as an Imaging Agent for Pancreatic Cancer

We reported results from our Phase 1a clinical trial of ImmunoPET imaging agent, MVT-2163, in 12 patients with locally advanced or metastatic adenocarcinoma of the pancreas (PDAC) or other CA19-9 positive malignancies in a poster presentation and podium talk at the Society of Nuclear Medicine and Molecular Imaging (SNMMI) Annual Meeting held in Denver, CO on June 10-14, 2017.

The Phase 1a clinical trial of MVT-2163 Phase I trial was intended to evaluate our next generation diagnostic PET imaging agent in patients with locally advanced or metastatic adenocarcinoma of the pancreas (PDAC) or other CA19-9 positive malignancies. MVT-2163 (89Zr-HuMab-5B1) combines the well-established PET imaging radiolabel Zirconium-89 [89Zr] with the targeting specificity of MVT-5873. We designed the trial to establish safety, pharmacokinetics, biodistribution, optimal time to obtain the PET image, and the amount of MVT-5873 to be administered as a blocking dose prior to administration of MVT-2163 to obtain optimized PET scan images.

As of July 2017, 12 patients had been treated in this first-in-human trial evaluating the safety and feasibility of MVT-2163 to image pancreatic tumors and other CA19-9 positive malignancies. MVT-2163 was administered alone and in combination with MVT-5873 and was well tolerated in all cohorts. The only toxicities were infusion reactions that resolved on the day of the injection, with some patients requiring standard supportive medication. We reported that administering MVT-5873 prior to dosing MVT-2163 reduces liver uptake facilitating detection of liver metastases. In addition, we determined that the MVT-5873 cold antibody pre-dose does not interfere with the uptake of MVT-2163 on cancer lesions.

Uptake of MVT-2163 was observed in primary tumors and metastases as early as day two and continuously through day seven. Standard Uptake Values (SUV), a measurement of activity in PET imaging, reached as high as 101 in the study. The investigators reported that the SUVs are amongst the highest lesion uptake values they have ever seen for a radiolabeled antibody. Bone and soft tissue disease were readily visualized and lesion uptake of the radiotracer was higher than typically seen with PET imaging agents. The correlation with Computerized Tomography (CT) scans was high.

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

 MVT-1075 – as a Radioimmunotherapy for Pancreatic Cancer

On February 28, 2018, we announced positive interim results from the initial three-patient cohort of the Phase 1 clinical trial. Results from the first three patients dosed in the initial cohort of this dose escalation Phase 1 safety trial demonstrated that MVT-1075 is reasonably well tolerated and accumulates on tumor as evidenced by dosimetry measurements performed after the first dose. At this initial dose, two subjects met the criteria for stable disease (SD) and one met the criteria of progressive disease (PD) as measured using RECIST 1.1 criteria. Hematologic toxicities were manageable, and the Company is enrolling the first patient in the second cohort.

This Phase 1 first-in human dose escalation clinical trial, which began in June 2017, is an open-label, multi-center study evaluating the safety and efficacy of MVT-1075 in up to 22 patients for patients with locally advanced or metastatic adenocarcinoma of the pancreas (“PDAC”) or other CA19-9 positive malignancies including colon and lung cancers. The primary objective is to determine the maximum tolerated dose and safety profile in late stage patients with recurring disease who have failed prior therapies. Secondary objectives include evaluating tumor response rate and duration of response by RECIST 1.1, and determining dosimetry and pharmacokinetics. This dose-escalation study utilizes a traditional 3+3 design and is based on experience we gained through prior clinical studies that treated 50 patients with either MVT-5873, or our imaging agent MVT-2163.

MVT-1075 combines the demonstrated targeting specificity of the MVT-5873 antibody with the proven clinical success of a low-energy radiation emitter, 177Lutetium [177Lu]. We dosed MVT-1075 in our first patient in June 2017. This Phase 1 first-in-human clinical trial is an open-label, multi-center study evaluating the safety and efficacy of MVT-1075 in up to 22 patients with CA19-9 positive malignancies. The primary objective is to determine the maximum tolerated dose and safety profile in patients with recurring disease who have failed prior therapies. Secondary endpoints are to evaluate tumor response rate and duration of response by RECIST 1.1, and to determine dosimetry and pharmacokinetics. This dose-escalation study utilizes a traditional 3+3 design that is commonly used by companies as a dose escalation strategy typical for phase I trials for the treatment of cancer. The investigative sites are Honor Health in Scottsdale, Arizona, and Memorial Sloan Kettering Cancer Center in New York City.

In April 2017, we reported preclinical results for MVT-1075 at the American Association of Clinical Research (AACR) Annual Meeting, demonstrating suppression, and in some instances, regression, of tumor growth in xenograft animal models of pancreatic cancer, potentially making this product an important new therapeutic agent in the treatment of pancreatic, colon and lung cancers. Supporting the MVT-1075 RIT clinical investigation are the Company's successful MVT-5873 and MVT-2163 Phase 1a safety and target specificity data which were reported earlier this year at the annual meetings of the American Society for Clinical Oncology (ASCO) and the Society for Nuclear Medicine and Molecular Imaging (SNMMI), respectively. The combined results from 50 patients in the Phase 1 MVT-5873 and MVT-2163 studies established safety and provided significant insight into drug biodistribution and an optimal dosing strategy, which the Company has incorporated into the MVT-1075 program.

Plan for 2018

Based on inquiries from third parties regarding their interest in MabVax assets and clinical progress to date with MVT-5873, MVT-1075, and MVT-2163, and with the assistance of investment advisor Greenhill & Co., we expect to be able to decide on one or more licensing and/or partnering opportunities for certain fields of use of our technology in the first half of 2018.

We currently intend to continue clinical development of MVT-5873 in combination with gemcitabine and nab-paclitaxal in first line therapy for the treatment of patients newly diagnosed with pancreatic cancer. We have treated two cohorts of patients for a total of six patients through September 22, 2017 in this study with promising achieved results to date; and plan to continue enrollment of patients with the objective of confirming early observations seen to date.

We currently plan to continue clinical development of MVT-1075 for the treatment of locally advanced or metastatic pancreatic cancer patients, by completing additional cohorts of patients in a dose escalation safety trial to continue to assess the safety and potential efficacy of this treatment, and expect to report results from the first cohort of patients treated in the first half of 2018.

Results of Operations

Revenues

Revenues for the years ended December 31, 2017 and 2016 were $0 and $148,054, respectively, primarily from grant revenues. This decrease was primarily due to the completion of the current phase of our contract with the National Institute of Health, or NIH (the “NIH Imaging Contract”), during the first quarter of 2016.

	Years Ended December 31,		% change
	2017	2016	2016 to 2017
Revenues	$-	$148,054	*%

*Not meaningful

Future revenues will depend upon the extent to which we obtain approval of new grants or enter into new collaborative research agreements and the amounts of payments relating to such agreements.

Research and Development Expenses

Research and development expenses for the years ended December 31, 2017 and 2016 were $7,544,122 and $7,800,723, respectively. Our research and development costs consist primarily of clinical trial site costs, clinical data management and statistical analysis support, drug manufacturing, storage and distribution, regulatory services and other outside services related to drug development.

	Years Ended December 31,		% change
	2017	2016	2016 to 2017
Research and development	$7,544,122	$7,800,723	(3%)

Stock-based compensation expense included in research and development expenses for the years ended December 31, 2017 and 2016 were $1,570,809 and $1,192,126, respectively, an increase of $378,683. The increase in stock based compensation was offset by a reduction in executive bonuses of $114,450 and overall research and development expenses decreased $520,834, exclusive of the stock based compensation and executive bonuses, compared to the same period in 2016.

Research and development expenses for the year ended December 31, 2017 were primarily for our clinical trials and in-house staffing to support preclinical and clinical development efforts in support of our programs. Expenses in the same period a year ago were primarily for external research contract services and consulting/contractor fees for our clinical trials and preclinical and clinical development which were brought in-house in towards the end of the second quarter in 2016.

We expect our total research and development expenditures in the next twelve months to remain approximately the same as we continue to fund the clinical studies of MVT-5873 in combination with gemcitabine and nab-paclitaxal in first line therapy for the treatment of patients newly diagnosed with pancreatic cancer, and MVT-2163 and begin clinical trials in MVT-1075 in 2017. In the event we are unable to obtain sufficient funding for clinical development of our therapies, we will need to defer completion of clinical trials until such funding is in place. If we are unable to obtain additional funding for our trials to complete clinical development, our total research and development expenditures will decrease substantially until the additional funding is raised.

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

General and Administrative Expenses

General and administrative expenses for the years ended December 31, 2017 and 2016 were $10,526,340 and $9,010,450, respectively.

	Years Ended December 31,		% change
	2017	2016	2016to 2017
General and administrative	$10,526,340	$9,010,450	17%

The increase in general and administrative expenses of 17%, or $1,515,890 in 2017, compared to the same period in 2016, was primarily due to an increase in stock based compensation due to additional restricted stock units and options awarded to executive officers and non-executive employees of the company. Stock-based compensation expense included in general and administrative expenses for the years ended December 31, 2017 and 2016 were $5,276,122 and $3,211,152, respectively. In addition to stock-based compensation increasing $2,064,970, franchise taxes increased $76,696 and other employee benefits increased $49,463. The increase was offset by a decrease in professional fees of $298,810, executive bonuses of $248,284, travel expenses of $72,397, facility expenses of $48,037 and business insurance of $33,688.

Interest Income and Interest Expense

	Years Ended December 31,		% change
	2017	2016	2016 to 2017
Interest and other income (expense), net	$(950,217)	$(997,364)	(5)%

Interest and other income (expense), net was $950,217 and $997,364 for the years ended December 31, 2017 and 2016, respectively. Interest expense in 2017 primarily relate to interest, amortization of financing costs and warrant amortization on the Company’s term loan from Oxford Finance LLC. The Company incurred interest costs of $576,124, amortization of financing costs of $166,104 and warrant amortization of $208,530 for the year ended December 31, 2017 compared to interest costs of $603,875, amortization of financing costs of $174,475 and warrant amortization of $219,039 for the year ended December 31, 2016.

The fair value of the warrants issued to Oxford Finance LLC, related to the term loan, was recorded as a discount to the value of the note payable, and is amortized over the term of the loan.  In addition, financing costs incurred related to the term loan are amortized over the term of the loan.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported revenues and expenses during the reporting periods. On an on-going basis, we evaluate our estimates and judgments related to our operating costs. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates under different assumptions or conditions.

Our critical accounting policies include:

Revenue recognition. Revenue from grants is based upon internal and subcontractor costs incurred that are specifically covered by the grant, including a facilities and administrative rate that provides funding for overhead expenses. NIH grants are recognized when MabVax Therapeutics incurs internal expenses that are specifically related to each grant, in clinical trials at the clinical trial sites, by subcontractors who manage the clinical trials, and provided the grant has been approved for payment. NIH and other grant awards are based upon internal research and development costs incurred that are specifically covered by the grant, and revenues are recognized when MabVax Therapeutics incurs internal expenses that are related to the approved grant.

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

Impairment of Goodwill. The Company applies the GAAP principles related to Intangibles – Goodwill and Other related to performing a test for goodwill impairment annually. For the year ended December 31, 2017, we performed our annual review with a step 1 analysis and assessed the market value of the Company to determine whether an impairment had taken place. Based upon the analysis performed, no impairment was noted; therefore, performing step 2 was not required. We concluded that no impairment of goodwill had taken place during the year ended December 31, 2017. Further, in performing a qualitative assessment, we concluded no events and circumstances had taken place that would have indicated that an impairment had taken place.

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

The realization of our deferred tax assets is dependent upon our ability to generate sufficient future taxable income. We establish a valuation allowance when it is more-likely-than-not that the future realization of all or some of the deferred tax assets will not be achieved. The evaluation of the need for a valuation allowance is performed on a jurisdiction-by-jurisdiction basis, and includes a review of all available evidence, both positive and negative. As of December 31, 2017, MabVax Therapeutics concluded that it was more-likely-than-not that its deferred tax assets would not be realized, and a full valuation allowance has been recorded.

The above listing is not intended to be a comprehensive list of all our accounting policies. In many cases, the accounting treatment of a transaction is specifically dictated by GAAP. See our audited consolidated financial statements and notes thereto included in our 2017 Annual Report on Form 10-K, which contain additional accounting policies and other disclosures required by GAAP.

Liquidity and Capital Resources

 To date, we have funded our operations primarily through government grants, proceeds from the sale of common and preferred stock, the issuance of debt, the issuance of common stock in lieu of cash for services, payments from collaborators and interest income. We have experienced negative cash flow from operations each year since our inception. As of December 31, 2017, we had an accumulated deficit of $111,053,637 and stockholders’ equity of $1,130,440. In February 2018 we completed a series of private placements totaling $2.7 million, net of approximately $55,000 in costs of financing. However, until such time as we have completed one or more license agreements of portions of our technology and we have sufficient funding from such licenses and financing transactions to continue to sustain operations, we anticipate continuing to incur substantial losses over at least the next several years to continue Phase I clinical trials of MVT-5873 in combination with a chemotherapy agent and MVT-1075 as a radioimmunotherapy agent for the treatment of various cancers, preclinical testing of follow-on antibody candidates, investor and public relations, SEC compliance efforts, and the general and administrative expenses associated with each of these activities. There can be no assurance that we will be able to achieve a license and earn revenues large enough to offset our operating expenses. We had cash of $885,710 and a working capital deficit of $4,598,748 as of December 31, 2017.

	2017	2016
December 31:
Cash and cash equivalents	$885,710	$3,979,290
Working capital/(deficit)	$(4,598,748)	$(1,396,656)
Current ratio	0.21:1	0.75:1

Cash provided by (used in);
Operating activities	$(10,995,511)	$(12,363,411)
Investing activities	$(21,072)	$(563,196)
Financing activities	$7,923,003	$12,821,812

Sources and Uses of Cash

Due to the significant research and development expenditures and the lack of any approved products to generate revenue, we have not been profitable and have generated operating losses since we incorporated in 1988. As such, we have funded our research and development operations through government grants and contracts, sales of equity, debt, and collaborative arrangements with corporate partners, and interest earned on investments. At December 31, 2017, we had available cash and cash equivalents of $885,710. Our cash and cash equivalents balances are held primarily in checking accounts. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk.

Cash Flows from Operating Activities. Cash used in operating activities for 2017 was $10,995,511 compared to $12,363,411 for the same period in 2016. Net loss of $19,020,679 in 2017 included non-cash charges of $6,846,931 for stock-based compensation, $553,284 for issuance of restricted common stock for service, $393,829 for amortization and accretion related to our notes payable and $159,842 in depreciation and amortization. Cash used in 2016 resulted from a net loss of $17,660,483 and included non-cash charges of $4,403,278 for stock-based compensation and $96,553 in depreciation.

Cash Flows from Investing Activities. Cash used in investing activities for 2017 was $21,072 compared to $563,196 during the same period in 2016. Cash used in both 2017 and 2016 was primarily used to purchase property and equipment for the lab department.

Cash Flows from Financing Activities. Net cash provided by financing activities was $7,923,003 after paying approximately $1.5 million in principal payments on debt for the year ended December 31, 2017, compared to $12,891,812 after paying approximately $200,000 in principal payments on debt in the comparable period in 2016. Net cash provided by financing activities for the year ended December 31, 2016 included $4,610,324 from net proceeds from the January 2016 Oxford Finance LLC Term Loan and $8,567,448 from the sale of common stock and warrants in a registered offering completed in August 2016 whereas the net cash provided by financing activities for the year ended December 31, 2017 were attributable to the following financing activities:

On May 3, 2017, we sold 850 shares of Series H Preferred Stock at a stated value of $1,000 per share, representing an aggregate of $850,000, to certain existing investors. The shares of Series H Preferred Stock are convertible into shares of common stock based on a conversion calculation equal to the stated value of the Series H Preferred Stock, plus the base amount, if any, on such Series H Preferred Stock, as of such date of determination, divided by the conversion price. The stated value of each share of Series H Preferred Stock is $1,000 and the initial conversion price is $5.25 per share, each subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar events.

On May 19, 2017, we closed a public offering of 447,620 shares of common stock and 1,000,000 shares of newly designated Series G Preferred Stock, at $5.25 per share of common stock, after adjusting for the Continued Listing Reverse Split, and $1.75 per share of Series G Preferred Stock.  The Series G Preferred Stock is initially convertible into 333,334 shares of common stock, after adjusting for the Continued Listing Reverse Split and subject to further adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar events, to certain existing investors in the offering who, as a result of their purchases of common stock, would hold in excess of 4.99% of our issued and outstanding common stock, and elect to receive shares of our Series G Preferred Stock. We received $4,100,000 in gross proceeds, before estimate underwriting discounts, commissions and offering expenses of $416,217.

On July 27, 2017, we entered into a subscription agreement with an accredited investor pursuant to which we agreed to sell 50,715 restricted shares of common stock for $125,000. As part of the July 2017 Private Placement, the Company agreed to reprice the investor’s warrant to purchase 75,075 shares of common stock from $33.30 to $6.00 per warrant share and remove the cashless exercise feature. The transaction closed on August 2, 2017.  The impact of repricing the warrants to $6.00 a share, which took effect on August 2, 2017, was immaterial, as the stock price on the date of the closing of the transaction was $2.10 and the warrants at $6.00 a share, and expired on October 10, 2017, unexercised.

On August 11, 2017, we entered into a security purchase agreement with a group of existing investors in the Company, where we sold 2,386.36 shares of Series J Preferred Stock, at a stated value of $550 per share, representing an aggregate of approximately $1,312,500 before offering expenses of $123,083 in an August 2017 financing. The shares of Series J Preferred Stock are convertible into shares of common stock (the “Series J Conversion Shares”) based on a conversion calculation equal to the stated value of the Series J Preferred Stock plus the base amount on such Series J Preferred Stock, as of such date of determination, divided by the conversion price. The stated value of each share of Series J Preferred Stock is $550 and the initial conversion price is $1.65 per share, each subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar events.

On September 11, 2017, the Company entered into subscription agreements with select accredited investors relating to the Company’s registered direct offering, issuance and sale of 1,333,334 shares of the Company’s common stock. The purchase price per share was $1.50. We received $2.0 million in gross proceeds, before offering expenses of $142,639. The offering closed September 14, 2017.

On September 22, 2017, the Company entered into additional subscription agreements with select accredited investors relating to the Company’s registered direct offering, issuance and sale of 672,043 shares of the Company’s common stock. The purchase price per share was $1.86. We received $1.25 million in gross proceeds, before offering expenses estimated at $14,000. The offering closed on September 27, 2017.

On October 10, 2017, the Company entered into additional subscription agreements with select accredited investors relating to the Company’s registered direct offering, issuance and sale of 256,410 shares of the Company’s common stock. The purchase price per share was $1.95. We received $500,000 in gross proceeds, before offering expenses totaling approximately $3,750. The offering closed on October 11, 2017.

We plan to fund the Company’s losses from operations for the foreseeable future through upfront and milestone payments from strategic collaborations and licensing arrangements, or other arrangements, or with equity or debt financings if strategic opportunities are not closed in a timely fashion, or at all. Further, to extend availability of existing cash available for our programs for the purpose of achieving one or more strategic transactions as well as our own development initiatives, we cut personnel in mid-2017 from 25 full time people to 11, and reduced other operating expenses following the completion of two Phase 1a clinical trials of our lead antibody HuMab 5B1, which has enabled us to reduce our expenditures on clinical trials. We expect to continue to develop MVT-5873 in combination with chemotherapy, and our radioimmunotherapy product MVT-1075, while exploring out-licensing opportunities for our technology for certain fields of use, as discussed further in Management’s Discussion and Analysis of Financial Condition and Results of Operations. However, we cannot be sure that completing one or more strategic transactions can be timely completed, or at all, or whether capital funding will be available on reasonable terms if strategic transactions are not timely. If we are unable to secure one or more strategic transactions or adequate additional funding, then we may be forced to make additional reductions in spending, incur further cutbacks in personnel, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. If the Company does not meet its payment obligations to third parties as they come due, it may be subject to litigation claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

Based on receipt of $2.7 million in private placements, net of approximately $55,000 in costs of financing in February 2018, and without any other additional funding or receipt of payments from potential licensing agreements, we expect we will have sufficient funds to meet our obligations through April 2018. These conditions give rise to substantial doubt as to the Company’s ability to continue as a going concern. Any of these actions to reduce spending could materially harm the Company’s business, results of operations, and prospects. These conditions give rise to substantial doubt as to the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

If the Company raises additional funds by issuing equity securities, substantial dilution to existing stockholders would result. If the Company raises additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict the Company’s ability to operate its business.

Working Capital. Our working capital deficit was $4,598,748 at December 31, 2017, as compared to a working capital deficit of $1,396,656 at December 31, 2016. The decrease in working capital was primarily due to increased capital usage during 2017 primarily related to the Company’s clinical development programs.

Going Concern. We believe our cash and cash equivalents as of December 31, 2017, together with $2.7 million in a private placement with accredited investors, net of approximately $55,000 in transaction costs in February 2018, and assuming no additional revenue generating license agreements are signed, will be sufficient to fund our projected operating requirements through approximately April 2018. In order to continue our current and future operations and continue our clinical product development programs through 2018 and beyond, we will depend substantially on our ability to obtain upfront and milestone payments from potential license and/or partnering agreements for use of our technologies in certain fields of use and raising capital through other financing transactions in a timely manner, or if at all. We are uncertain about our ability to raise sufficient funds to continue our existing operations after April 2018 without licensing and/or partnering transactions and additional financings. We have been exploring potential licensing and/or partnering transactions and other arrangement through which the value of our Company could be enhanced. We may raise funds through such potential arrangements with collaborators or others that may require us to sell product candidates that we might otherwise seek to develop or commercialize independently. Our failure to enter into licensing and/or partnering transactions or raise capital when needed could materially harm our business, financial condition and results of operations. See Risk Factors.

We anticipate that we will continue to incur substantial net losses into the foreseeable future as we: (i) continue our Phase I clinical trials of MVT-5873 in combination with chemotherapy and our Phase I clinical trial of our radioimmunotherapy product MVT-1075 for the treatment of various cancers, (ii) continue preclinical development activities related to developing a product targeting Tn for the treatment of breast cancer and small cell lung cancer and other product development candidates in our library, and (iii) monitor patients in clinical trials that have already completed their treatment regimens. Based on management’s assumptions for continuing to develop its existing pipeline of products without additional funding or licensing portions of our technology for particular uses, we expect we will have sufficient funds to meet our obligations through April 2018.

We plan to continue to fund our research and development and operating activities through strategic partnerships or other arrangements with organizations that have capabilities and/or products that are complementary to our own capabilities and/or products, licensing arrangements, and through public or private equity financings and debt financings or other arrangements if the strategic transactions are not timely, if at all. However, we cannot be sure that such strategic transactions or additional funds will be available on reasonable terms, or at all. If we are unable to secure strategic transactions or adequate additional funding, we may be forced to reduce spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. In addition, if we do not meet our payment obligations to third parties as they come due, we may be subject to litigation claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to our management. Any of these actions could materially harm our business and results of operations.

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
●
our ability to establish license agreements with third parties and reliance on receipt of payments from milestones;
●
the costs associated with conducting Phase I and II clinical trials;
●
the costs and timing of obtaining regulatory approvals;
●
our ability to establish, and the scope of, any new research collaborations;
●
our ability to raise capital on attractive terms, if at all, while the SEC investigation of our registration statements is underway;
●
the costs and timing of obtaining, enforcing and defending our patent and intellectual property rights; and
●
competing technological and market developments.

Contractual Obligations

Offices Leases. On September 2, 2015, the Company entered into a lease (the “Lease”) with AGP Sorrento Business Complex, L.P., for certain premises consisting of a total of approximately 14,971 square feet of office and laboratory space in buildings located at 11535-11585 Sorrento Valley Rd., San Diego, California, to serve as the Company’s corporate offices and laboratories (the “New Premises”). Given that certain tenant improvements needed to be made to the New Premises before the Company could occupy the New Premises, the term of the Lease commenced on February 5, 2015. The Lease terminates six years after such term commencement date, unless earlier terminated in accordance with the Lease. Monthly rent commenced upon occupancy at $2.38 per square foot, totaling $35,631, and escalates at an annual rate of 3% a year over the six-year term of the lease as set forth in the Lease. Pursuant to the terms of the Lease, the current monthly base rent paid by the Company is $36,700.

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

May 2017 Letter Agreement. As a condition to the Lead Investor participating in the May 2017 Public Offering, the Company agreed to the requirement that we offer incentive shares (the “May 2017 Inducement Shares”) to investors from prior periods who participate in making a certain minimum required investment in the May 2017 Public Offering, as further described in Note 7, “Convertible Preferred Stock, Common Stock and Warrants” in the Notes to Consolidated Financial Statements.

  Further, the Company agreed to the following:

Board Nomination
The Company shall nominate one candidate to the Board of Directors of the Company acceptable to the holder of a majority of the Series G Preferred Stock by December 31, 2017, and two current Board members will resign.

Executive Hire	The Company shall hire a new C-level executive in a leadership role by July 15, 2017.
Board Compensation
The Company is obligated to issue an aggregate of 350,000 options to certain employees and members of the Board, at a price not less than $6.00 per share, and 16,667 options to each other Board member at the current market price in connection with this offering. The options shall be issued pursuant to the Company’s option plan and are subject to the requisite approvals and subject to availability under the plan. To the extent we need to increase the number of shares available under such plan, we will need the approval of our Board and Stockholders.  All Board fees will be waived for 2017.

Funds Held in Escrow	$500,000 of the funds from this offering will be held in escrow and released to one or more investor relations services acceptable to the Company following the closing of this offering.

Additionally we granted the Lead Investor in the May 2017 Public Offering, the May 2017 Consent Rights: the right to approve future (i) issuances of our securities, (ii) equity or debt financings and (iii) sales of any development product assets currently held by us, subject to certain exceptions, if such securities are sold at price below $7.50 per share and for as long as the Lead Investor in the offering holds 50% or more of the shares of Series G Preferred Stock purchased by the Lead Investor in the May 2017 Public Offering. All other prior consent rights of the Lead Investor have been superseded by the May 2017 Consent Right.

For the period from the May 2017 Public Offering to December 31, 2017, the Company exceeded the minimum $500,000 in expenses related to outside investor relations services fulfilling the Company’s obligation for spending on investor relations. The Lead Investor elected not to hold the funds in escrow. Further, the Company issued the May 2017 Inducement Shares per the May 2017 Letter Agreement. Also, two Board members resigned during 2017, achieving one of the conditions of the Lead Investor. The Company adjusted the Board compensation per the May 2017 Letter Agreement but did not nominate a new Board member nor did it hire a new C-level executive in light of limited amount of cash available to the Company.

Letter Agreement Regarding Future Financing Transactions. In connection with a financing that took place in August 2017 (the “August 2017 Offering”), we agreed with the Lead Investor pursuant to a letter agreement dated August 9, 2017 (the “August 2017 Letter Agreement”), whereby the Lead Investor together with certain other investors would purchase an aggregate of $2,350,000 in a financing, and the Company would issue incentive shares in the form of newly designated shares of Series K Preferred Stock convertible into an aggregate of 2,166,667 shares of common stock (the “August 2017 Inducement Shares”) to be distributed to certain existing investors of the Company (the “Prior Investors”), as directed by the Lead Investor, as an incentive to invest in the August 2017 Offering, as more fully described in Note 7, “Convertible Preferred Stock, Common Stock and Warrants” in the Notes to Consolidated Financial Statements.

The August 2017 Letter Agreement also specified the following:

●
That the Company files a proxy statement for a special meeting of stockholders within 10 days of closing the August 2017 Offering. Proposals shall include (i) an amendment to the Company’s Certificate of Incorporation to effect a reverse stock split of its issued and outstanding common stock by a ratio of not less than one-for-two and not more than one-for-twenty at any time prior to one year from the date of the special meeting, with the exact ratio to be set at a whole number within this range as determined by the Board of Directors, (ii) the issuance of securities in one or more non-public offerings where the maximum discount at which securities will be offered will be equivalent to a discount of 30% below the market price of the common stock, as required by and in accordance with Nasdaq Marketplace Rule 5635(d), (iii) the issuance of securities in one or more non-public offerings where the maximum discount at which securities will be offered will be equivalent to a discount of 20% below the market price of the Common Stock, as required by and in accordance with Nasdaq Marketplace Rule 5635(d), (iv) the issuance of the Series J Conversion Shares and (v) the issuance of the August 2017 Inducement Shares.

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

In connection with the Lead Investor’s and Company’s obligations under the August 2017 Letter Agreement, neither party completed all of its obligations as of December 31, 2017.  Further, there are no financial penalties or repercussions to either party for nonperformance that would lead to a materially adverse impact on our financial statements.

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

a) Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, including review by the Audit Committee of a reportable event on a Current Report on Form 8-K which was untimely but eventually filed with the SEC, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, as a process designed by, or under the supervision of, a company’s principal executive and principal financial officer and effected by the our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, and includes those policies and procedures that:

(1)         pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

(2)         provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made in accordance with authorizations of management and directors of the company; and

(3)         provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

We conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our principal executive officer and principal financial officer conclude that, at December 31, 2017, our internal controls over financial reporting were effective.

As part of our evaluation, we took into consideration that the Company had received notice on January 29, 2018, that the SEC is conducting an investigation and examination pursuant to Section 8(e) of the Securities Act, relating to certain of the Company’s registration statements (and amendments thereto).  The Company intends to cooperate fully with the SEC’s examination and we have also considered the SEC’s letter when reviewing and reexamining our internal control processes. While we are unaware of the SEC’s focus, which may have nothing to do with our internal controls over financial reporting, we nonetheless re-examined our process for reviews and filings of registration statements, and the financial statements included therein, which involves extensive reviews by legal counsel and our audit committee, evaluations by consultants who review our corporate procedures and internal controls, and reviews and approvals of terms of financing and registration documents by our Board of Directors.  At this time, the Company cannot predict when such investigation will be complete or what the SEC findings would be. In the event that the investigation does involve our internal controls over financial reporting, the Company’s principal executive officer and principal financial officer will conduct a reevaluation of the Company’s internal controls over financial reporting.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded that there were no such changes during the year ended December 31, 2017.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Board of Directors

Name	Position

J. David Hansen	Chairman of the Board of Directors, President and Chief Executive Officer

Kenneth M. Cohen	Director (1)(2)(3)(4)

Jeffrey F. Eisenberg	Director (2)(3)(4)

Philip O. Livingston, M.D.	Director, Chief Science Officer

Paul V. Maier	Director (1)(3)(4)

Thomas C. Varvaro	Director (1)(2)(3)(4)

(1)
Member of our audit committee
(2)
Member of our compensation committee
(3)
Member of our nominating and governance committee
(4)
Independent member of the board

The following is a summary of the background of each of our directors.

J. David Hansen, 66, serves as our President, Chief Executive Officer (“CEO”), and as Chairman of our Board of Directors and, prior to the merger with Telik, Inc. on July 8, 2014 (the “Merger”), served as President, CEO, and Chairman of the Board of Directors of MabVax Therapeutics, Inc. after co-founding the Company in 2006. Mr. Hansen is an experienced biopharmaceutical executive with more than 30 years of industry experience. He has held senior management roles in both private start-up companies as well as small to mid-sized public companies. His senior level experience includes executive management, finance and accounting, corporate development, sales and marketing. During his career, Mr. Hansen has executed a wide variety of in and out licensing agreements, research and development collaborations, joint ventures, divestitures, and acquisitions. Mr. Hansen has developed expertise in the therapeutic areas of immunology, oncology, and infectious disease. Mr. Hansen gained executive management experience at several life sciences companies prior to co-founding the Company that make him particularly suited for his leadership role in the Company. For example, he was a corporate officer of Avanir Pharmaceuticals where he held the titles of Vice President of Commercial Development, Senior Vice President of Corporate Development, and President and Chief Operations Officer of the Avanir subsidiary Xenerex Biosciences. Prior to Avanir, Mr. Hansen served in multiple roles at Dura Pharmaceuticals including National Sales Director, Director of Marketing, and Director of Business Development. He has additional management experience with Merck & Co. (Schering-Plough), Key Pharmaceuticals, and Bristol Myers Squibb. We believe that Mr. Hansen’s extensive experience in leadership roles with public and private pharmaceutical companies qualifies him to serve as the Chairman of our Board of Directors and as our President and Chief Executive Officer.

Kenneth M. Cohen, 62, serves as a member of our Board of Directors and, prior to the Merger, served as a member of the Board of Directors of MabVax Therapeutics, Inc. since July of 2014.  Since 2007, Mr. Cohen has served either as a board member, executive officer or advisor to various companies, entrepreneurs and investors in the life sciences area.  From January 2011 to August 2014, he served as a member of the Board of Directors of Adamis Pharmaceuticals Corporation (NASDAQ: ADMP).  He was a co-founder of publicly held Somaxon Pharmaceuticals, served as its President and CEO from 2003 through 2007 and continued as a director until June 2008. Prior to Somaxon Pharmaceuticals, Mr. Cohen gained executive management and board experience through various executive positions.  He was President and CEO of Synbiotics Corporation; Executive Vice President and Chief Operating Officer for Canji Incorporated, a human gene-therapy company that was acquired by Schering-Plough Corporation; Vice President of Business Affairs at Argus Pharmaceuticals, Inc.; and Vice President of Marketing and Business Development for LifeCell Corporation.  Mr. Cohen began his career at Eli Lilly and Company where, among many different responsibilities over ten years, he directed business planning for the Medical Instrument Systems Division and managed the launch of Prozac. He received an A.B. in biology and chemistry from Dartmouth College and an M.B.A. from the Wharton School of the University of Pennsylvania.  We believe that Mr. Cohen’s 20 years of experience serving as an executive officer including chief executive officer of several life sciences companies, and serving as a member of the board of several life sciences companies qualifies him to serve as a member of the Board of Directors.

Jeffrey F. Eisenberg, 52, has served as a member of our Board of Directors since February 2016.  Mr. Eisenberg has served in a variety of senior management positions, and has developed significant experience in the areas of corporate transactions, strategic alliances, product development, commercialization, manufacturing and talent management.  Since December 2016, Mr. Eisenberg has served as Chief Executive Officer and since July 2016 as a member of the board of directors of Xenetic Biosciences, Inc. (NASDAQ: XBIO) a biopharmaceutical company developing next-generation biologic drugs and novel oncology therapeutics. From November 1998 to December 2015 Mr. Eisenberg held various executive management positions including President, CEO and a board member of Noven Pharmaceuticals, Inc., the U.S. prescription pharmaceutical division of Hisamitsu Pharmaceutical Inc., a Japanese pharmaceutical company and the world's largest manufacturer of transdermal drug patches. Mr. Eisenberg led the post-acquisition integration of JDS Pharmaceuticals, a private specialty pharmaceutical company purchased by Noven in 1997, as well as the integration of Noven and Hisamitsu following the 2009 acquisition.  From 2007 to August 2014 Mr. Eisenberg also served as President of Novogyne Pharmaceuticals, a Women's Health commercial joint venture between Noven and Novartis Pharmaceuticals Corporation.  Mr. Eisenberg was appointed President and Chief Executive Officer of Noven following Hisamitsu's acquisition of Noven.  Prior to Noven Pharmaceuticals, Inc., Mr. Eisenberg gained extensive legal experience serving as Associate General Counsel and then as Acting General Counsel of IVAX Corporation, at the time a publicly-traded pharmaceutical company with global operations. Prior to serving at IVAX, Mr. Eisenberg was a lawyer in the corporate securities department of the Florida law firm of Steel Hector & Davis, where he began his professional career in 1990.

Mr. Eisenberg holds a BS, Economics degree from the Wharton School of the University of Pennsylvania, and a JD degree from Columbia University Law School.  We believe that Mr. Eisenberg’s extensive experience in corporate transactions, product development, corporate governance and executive leadership, qualifies him to serve as a member of our Board of Directors.

Philip O. Livingston, M.D., 75, serves as a member of our Board of Directors and our Chief Science Officer and, prior to the Merger, served as a member of the Board of Directors and Chief Science Officer of MabVax Therapeutics, Inc. since 2012. He received his M.D. degree from Harvard Medical School and was Professor of Medicine in the Joan and Sanford Weill Medical College at Cornell University and Attending Physician and Member in Memorial Sloan Kettering Cancer Center where he treated melanoma patients and ran the Cancer Vaccinology Laboratory research lab for over 30 years until his retirement from MSK October 1, 2011. Dr. Livingston’s research focused on: identification of suitable targets for immunotherapy of a variety of cancers, construction of polyvalent conjugate vaccines specifically designed to augment antibody responses against these targets, and identification of optimal immunological adjuvants to further augment the potency of these vaccines. He has over 108 publications and 4 issued and 3 pending patents concerning cancer vaccines. Recently, Dr. Livingston helped establish MabVax Therapeutics, Inc., and another biotech company, Adjuvance Technologies, Inc. MabVax supported two randomized Phase II trials with these MSK polyvalent vaccines and establishment of human monoclonal antibodies from the blood of immunized patients. We believe that Dr. Livingston’s extensive expertise in immunotherapy qualifies him to serve as a member of our Board of Directors and our Chief Science Officer.

Paul V. Maier, 70, joined our Board of Directors in July 2014.  Since 2007, Mr. Maier has served as a member of the Board of Directors of International Stem Cell Corporation (OTCQB: ISCO) and currently serves as the Chairperson of its Audit Committee and as a member of its Compensation and Governance Committees. Since 2012 Mr. Maier has served as Chairman of the Audit Committee and a member of the Governance Committee of the Board of Directors of Apricus Biosciences, Inc. (NASDAQ: APRI). Since 2015, Mr. Maier has served as Chairman of the Audit Committee and member of the Compensation Committee of the Board of Directors of Ritter Pharmaceuticals (NASDAQ: RTTR). Mr. Maier also serves as a Director of Biological Dynamics and Eton Pharmaceuticals, both private life sciences companies. From 2009 to June 2014, Mr. Maier served as the CFO of Sequenom, Inc., (acquired by Laboratory Corporation of America Holdings). Prior to Sequenom, Inc., Mr. Maier gained executive management experience through various management positions that make him suitable for membership on the Board of Directors of the Company.  For example, Mr. Maier served as Senior Vice President and CFO of Ligand Pharmaceuticals, Inc., where he helped build Ligand from a venture stage company to a commercial, integrated biopharmaceutical organization.  Prior to Ligand Pharmaceuticals, Inc., he held various management and finance positions at ICN Pharmaceuticals. Mr. Maier received his M.B.A. from Harvard Business School and a B.S. from Pennsylvania State University. We believe that Mr. Maier’s over 25 years of experience in life sciences as a chief financial officer and serving on the board of several life sciences public companies qualifies him to serve as a member of the Board of Directors and as chair of the Audit Committee.

Thomas C. Varvaro, 48, has served as a member of our Board of Directors since April 2015.  Mr. Varvaro has served in several executive level and board member positions at ChromaDex Corp. (NASDAQ: CDXC) since January 2004, including Senior Vice President Finance from October 2017 to January 2018, CFO from January 2004 to October 2017, Corporate Secretary from March 2006 to October 2017, and as a member of the board of directors from March 2006 until May 2010. As CFO of ChromaDex, Mr. Varvaro was responsible for overseeing all aspects of ChromaDex’s accounting, information technology, intellectual property management and human resources management. Mr. Varvaro has extensive process-mapping and business process improvement skills, along with a solid information technology background that includes management and implementation experiences ranging from custom application design to enterprise wide system deployment. Mr. Varvaro also has hands-on experience in integrating acquisitions and in new facility startups. In working with manufacturing organizations, Mr. Varvaro has overseen plant automation, reporting and bar code tracking implementations. Mr. Varvaro also has broad legal experience in intellectual property, contract and employment law. Prior to ChromaDex, Mr. Varvaro gained substantial management experience in several positions that make him suitable for membership on the Board of Directors of the Company.  For example, he was employed by Fast Heat Inc., a Chicago, Illinois based Global supplier to the plastics, HVAC, packaging, and food processing industries, where he began as controller and was promoted to chief information officer and then chief financial officer during his tenure. During his time there, Mr. Varvaro was responsible for all financial matters including accounting, risk management and human resources. Earlier in his career Mr. Varvaro gained additional experience in other areas of information technology and accounting roles.  For example, Mr. Varvaro was employed by Maple Leaf Bakery, Inc., Chicago, Illinois, during its rise to becoming a national leader in specialty bakery products. During his tenure, Mr. Varvaro served in information technology and accounting roles, helping to shepherd the company from a single facility to national leader in specialty food products. Mr. Varvaro has a B.S. in Accounting from University of Illinois, Urbana-Champaign and is a Certified Public Accountant.  We believe Mr. Varvaro’s extensive industry experience as an officer and director, as well as his extensive financial and accounting training and management experience qualify him to serve as a member of our Board of Directors, and as an Audit Committee financial expert.

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

Legal Proceedings

On January 29, 2018, the Company received notice that the SEC was conducting an investigation and examination pursuant to Section 8(e) of the Securities Act relating to certain of the Company’s registration statements (and amendments thereto). The Company intends to cooperate fully with the SEC’s examination. We are not aware of any other matter of our directors or officers being involved in any legal proceedings in the past ten years relating to any matters in bankruptcy, insolvency, criminal proceedings (other than traffic and other minor offenses) or being subject to any of the items set forth under Item 401(f) of Regulation S-K.

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

INDEPENDENCE OF THE BOARD OF DIRECTORS AND ITS COMMITTEES

After review of all relevant transactions or relationships between each director and nominee for director, or any of his or her family members, and the Company, its senior management and its Independent Registered Public Accounting Firm, the Board of Directors has determined that all of the Company’s directors and the Company’s nominees for director are independent within the meaning of the applicable listing standards of The NASDAQ Capital Market, except Mr. Hansen, the Chairman of the Board of Directors, Chief Executive Officer and President, of the Company and Dr. Livingston, Chief Science Officer. As required under the listing standards of The NASDAQ Capital Market, the Company’s independent directors meet in regularly scheduled executive sessions at which only independent directors are present. The Board of Directors met 17 times and acted by unanimous written consent 17 times during the fiscal year ended December 31, 2017.  Each member of the Board of Directors attended 75% or more of the aggregate of the meetings of the Board of Directors held in the last fiscal year during the period for which he was a director and of the meetings of the committees on which he served, held in the last fiscal year during the period for which he was a committee member except Philip Livingston who was unable to attend certain meetings due to travel and other commitments.

The Board of Directors has three committees: The Audit Committee, the Compensation Committee and the Nominating & Governance Committee. Below is a description of each committee of the Board of Directors. The Board of Directors has determined that each member of each committee meets the applicable rules and regulations regarding “independence” and that each member is free of any relationship that would interfere with his individual exercise of independent judgment regarding the Company.

BOARD OF DIRECTORS COMMITTEES AND MEETINGS

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

As of April 2, 2018, the Audit Committee is currently composed of three outside directors: Mr. Maier, Mr. Cohen, and Mr. Varvaro. The Audit Committee met five times during the fiscal year ended December 31, 2017. The Audit Committee Charter was last amended in March 2015 and is available on the Company’s website, www.mabvax.com.

The Board of Directors periodically reviews The NASDAQ Capital Market’s listing standards’ definition of independence for Audit Committee members and has determined that all members of the Company’s Audit Committee are independent (as independence is currently defined in Rule 5605(c)(2)(A) of The NASDAQ Capital Market’s listing standards and Rule 10A-3(b)(1) of the Securities Exchange Act of 1934, as amended). The Board of Directors has determined that Mr. Maier qualifies as an “audit committee financial expert,” as defined in applicable NASDAQ Capital Market and SEC rules. The Board of Directors made a qualitative assessment of Mr. Maier’s level of knowledge and experience based on several factors, including his formal education and his service in executive capacities having financial oversight responsibilities. These positions include Chief Financial Officer, Senior Vice President, and member of the boards of directors and audit committees of, several biotechnology and genomics companies, pursuant to which he has experience preparing, reviewing and supervising the preparation of financial reports. In addition, Mr. Maier holds an M.B.A from Harvard Business School. For further information on Mr. Maier’s experience, please see his biography above.

COMPENSATION COMMITTEE

The Compensation Committee of the Board of Directors, or the Compensation Committee reviews, modifies and approves the overall compensation strategy and policies for the Company. The Compensation Committee, among other things: reviews and approves corporate performance goals and objectives relevant to the compensation of the Company’s officers; determines and approves the compensation and other terms of employment of the Company’s Chief Executive Officer; determines and approves the compensation and other terms of employment of the other officers of the Company; and administers the Company’s stock option and purchase plans, pension and profit sharing plans and other similar programs.

As of April 2, 2018, the Compensation Committee was composed of three outside directors: Mr. Cohen, Mr. Eisenberg, and Mr. Varvaro.   All members of the Compensation Committee are independent (as independence is currently defined in Rule 5605(a)(2) of The NASDAQ Capital Market’s listing standards). The Compensation Committee met 4 times and acted once by written consent during the fiscal year ended December 31, 2017. The Compensation Committee Charter was last amended in March 2015 and is available on the Company’s website, www.mabvax.com.

Compensation Committee Interlocks and Insider Participation

No member of our compensation committee has at any time been an employee of ours. None of our executive officers serves as a member of the Board of Directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board of Directors or compensation committee.

NOMINATING & GOVERNANCE COMMITTEE

The Nominating & Governance Committee of the Board of Directors, the Nominating & Governance Committee, is responsible for, among other things: identifying, reviewing and evaluating candidates to serve as directors of the Company; reviewing, evaluating and considering incumbent directors; recommending to the Board of Directors for selection candidates for election to the Board of Directors; making recommendations to the Board of Directors regarding the membership of the committees of the Board of Directors; and assessing the performance of the Board of Directors.

As of April 2, 2018, the Nominating & Governance Committee is currently composed of four outside directors: Messrs. Cohen, Eisenberg, Maier and Varvaro.   All members of the Nominating & Governance Committee are independent (as independence is currently defined in Rule 5605(a)(2) of The NASDAQ Capital Market’s listing standards). The Nominating & Governance Committee met once during the fiscal year ended December 31, 2017. The Nominating & Governance Committee Charter was last amended in March 2015 and is available on the Company’s website, www.mabvax.com.

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

With respect to diversity, the Nominating & Governance Committee seeks a diverse group of individuals who have executive leadership experience in life sciences companies, and a complementary mix of backgrounds and skills necessary to provide meaningful oversight of the Company’s activities. As a clinical stage drug development company focused on discovering and developing small molecule drugs, we seek directors who have experience in the medical, regulatory and pharmaceutical industries in general, and also look for individuals who have experience with the operational issues that we face in our dealings with clinical and pre-clinical drug development, collaborations with third parties and commercialization and manufacturing issues. Some of our directors have strong financial backgrounds and experience in dealing with public companies, to help us in our evaluation of our operations and our financial model. We also face unique challenges as we implement our strategy to develop, manufacture and commercialize our products by entering into relationships with pharmaceutical companies. The Nominating & Governance Committee annually reviews the Board’s composition in light of the Company’s changing requirements. The Nominating & Governance Committee uses the Board of Director’s network of contacts when compiling a list of potential director candidates and may also engage outside consultants. Pursuant to its charter, the Nominating & Governance Committee will consider, but not necessarily recommend to the Board of Directors, potential director candidates recommended by stockholders. All potential director candidates are evaluated based on the factors set forth above, and the Nominating & Governance Committee has established no special procedure for the consideration of director candidates recommended by stockholders

Director Nominations

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

J. David Hansen.  Biographical information regarding Mr. Hansen is provided above under Board of Directors.

Gregory P. Hanson, CMA, MBA, 71, serves as our CFO, and prior to the Merger served as CFO of MabVax Therapeutics, Inc. since February of 2014. Mr. Hanson has over 30 years serving as CFO/financial executive/board member of public and private life sciences and hi-tech companies.  From January 2008 to February 2014 Mr. Hanson was Managing Director of First Cornerstone, a board and management advisory service to companies and executives.  From November 2009 to November 2016, Mr. Hanson served as Advisory Board Member of Menon International, Inc., and from October 2011 to September 2016, served on the Life Sciences Advisory Board of Brinson Patrick Securities, a boutique investment bank.  He also serves either as a board member, mentor or confidential advisor to several other tech and life sciences companies. Mr. Hanson is Past-President and 10-year Member of the Board of Directors of San Diego Financial Executives International (FEI), and a member of the Capital Formation Committee at BIOCOM since 2011. Earlier in his career Mr. Hanson was able to gain substantial executive management experience that help qualify him in his role as CFO.  For example, he served as Senior Vice President of Brinson Patrick Securities, where he opened the San Diego branch and introduced at-the-market financing strategies to public life sciences companies. Prior to Brinson Patrick Securities, Mr. Hanson served as Senior Vice President and CFO of Mast Therapeutics (MSTX—NYSE MKT), and prior to Mast Therapeutics was Vice President and CFO, Chief Accounting Officer, Compliance Officer and Corporate Secretary of Avanir Pharmaceuticals, Inc. (acquired by Otsuka Holdings Co., Ltd.), the developer of the cold sore product Abreva™, and Neudexta™, for the treatment of Pseudobulbar Affect, a central nervous system disorder. During his career, Mr. Hanson has completed approximately $1 billion in financing, licensing and partnering arrangements. Mr. Hanson was a founding and 6-year member of the Small Business Advisory Committee to the Financial Accounting Standards Board, and has spoken at various national conferences, industry organizations and panels on financing strategy and mergers and acquisitions, and twice spoken to the SEC’s Committee on Improvements to Financial Reporting.

Mr. Hanson has passed the examination for Certified Public Accountants and is a Certified Management Accountant.  He has an MBA with distinction from the University of Michigan, and a BS in Mechanical Engineering from Kansas State University.  From 2008 to September 2016, Mr. Hanson maintained Series 7 & Series 63 securities licenses.

Paul W. Maffuid, Ph.D., 62, serves as Executive Vice President of Research and Development. Dr. Maffuid joined the Company in July 2014.  From 2011 to June 2014, he worked for AAIPHARMA Services Corporation where he held various management positions including Executive Vice President, Pharma Operations. His responsibilities included formulation, process development, technology transfer, stability and analytical services for clients developing biologic and small molecule therapeutics. He was a member of the Executive Team that transformed a declining business into one of the world’s leading providers of integrated development services for the biopharmaceutical sector.  Dr. Maffuid has been able to gain extensive experience to qualify him in his executive leadership role over research and development at the Company.  For example, prior to joining AAIPHARMA he was the founder of Biopharmalogics, Inc. a consulting service providing Chemistry Manufacturing and Controls (CMC) as well as Drug Metabolism-Pharmacokinetics (DMPK) services for the development of pharmaceutical products which he operated from 2008 to 2011. Earlier in his career Dr. Maffuid was Senior Vice President of Irvine Pharmaceutical Services, Inc., and Vice President of Pharmaceutical Development for Arena Pharmaceuticals. While at Arena Pharmaceuticals Dr. Maffuid was a member of the Executive Management team responsible for all CMC and DMPK in support of discovery, development, and commercial operations. He led the design and construction of a 40,000 sq. ft. cGMP compliant pilot manufacturing facility. Dr. Maffuid had management roles at Magellan Laboratories, Cabrillo Laboratories, and Amylin Pharmaceuticals.

Paul F. Resnick, M.D., MBA, 61, serves as Vice President and Chief Business Officer.  Dr. Resnick joined the Company in March 2016.  From January 2013 to March 2016 Dr. Resnick was Senior Vice President, Business Development for Juventas Therapeutics, where he was responsible for business and commercial strategy and working with executive management overseeing corporate clinical development, and financial and business strategies.  From February 2012 to December 2012, Dr. Resnick was an advisor to several companies in the life sciences area.  From January 2008 to January 2012 he was Vice President, Business Development for Intellikine, Inc. (acquired by Takeda Pharmaceuticals), responsible for managing alliances and leading the business development strategy that resulted in securing an acquisition by Takeda Pharmaceuticals.  During the course of Dr. Resnick’s career, he has been able to gain extensive experience to qualify him in his executive leadership role for business development for the Company.  For example, Dr. Resnick held Senior Director positions for Worldwide Business Development, and for Strategic Alliances, at Pfizer Inc., where he was responsible for networking with leaders from biotechnology companies, universities, and research institutions to gain early insights into emerging technologies, and for leading technical and business diligence, negotiations, and alliance management of science and technology initiatives for Pfizer’s Biotechnology and Bio-innovation Center.  Prior to Pfizer Dr. Resnick held Director and Senior Director positions at Rinat Neuroscience (acquired by Pfizer), Intermune, Inc. and Roche Pharmaceuticals.  Dr. Resnick has an M.D. from The Medical College of Wisconsin and an MBA from The Wharton School of the University of Pennsylvania.

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

Based solely on a review of the copies of such forms furnished to us during 2017, SEC filings and certain written representations that no other reports were required during the fiscal year ended December 31, 2017, our officers, directors and greater than ten percent stockholders complied with all applicable Section 16(a) filing requirement, except for late filings of Form 4s for J. David Hansen, Gregory P. Hanson, and Paul W Maffuid, eventually filed on August 2, 2017, for shares of common stock they purchased, and warrants to purchase common stock they disposed of, in the Company’s public offering on May 19, 2017.

Item 11.	Executive Compensation.

2017 Summary Compensation Table

The following table sets forth, for the fiscal years 2017 and 2016, compensation awarded or paid to, or earned by, our Chief Executive Officers, our Chief Financial Officer and our other two executive officers at December 31, 2017 (the “Named Executive Officers” or “NEOs”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Restricted Stock Unit Awards ($)(2)	Option Awards ($)(3)	All Other Compensation ($)	Total ($)
J. David Hansen	2017	427,876	-0-	448,500	1,252,905	36,634	2,165,915
President, Chief Executive Officer and Chairman	2016	418,438	141,400	—	393,702	35,717	989,257
Gregory P. Hanson	2017	309,312	-0-	277,016	224,945	36,928	848,201
Chief Financial Officer	2016	276,014	62,790	—	99,743	15,055	453,602
Paul W. Maffuid	2017	321,859	-0-	250,634	263,263	39,607	875,363
Executive Vice President of Research and Development	2016	278,737	61,950	—	91,213	34,121	466,021
Paul F. Resnick	2017	269,192	-0-	18,469	111,972	36,408	436,041
Vice President, Chief Business Officer (1)	2016	210,781	44,094	—	323,532	20,680	599,087

(1)	Mr. Resnick was appointed as Vice President and Chief Business Officer of the Company in March 2016.

(2)	The amounts in this column represent the aggregate full grant date fair value of restricted stock units (RSUs) granted. Such RSU awards were granted during 2017 with vesting dates after 2017.
(3)
The amounts in this column represent the aggregate full grant date fair values of stock options granted, computed in accordance with Accounting Standards Codification 718, or ASC 718, “Compensation—Stock Compensation” using the Black-Scholes option valuation model.

Outstanding Equity Awards at 2017 Fiscal Year-End

The following table summarizes the number of outstanding equity awards held by each of our Named Executive Officers at December 31, 2017, and after giving effect to the Listing Reverse Split and the Continued Listing Reverse Split. Each option grant is shown separately for each Named Executive Officer. The vesting schedule for each option grant is shown following this table.

	Option Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Un-exercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price per Share ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
J. David Hansen	2/1/2010	564	-0-	-0-	15.99	2/1/2020	-0-	-0-
President, Chief Executive Officer and Chairman	2/28/2013	1,127	-0-	-0-	31.98	2/28/2023	-0-	-0-
	4/2/2015	27,125	13,562	-0-	51.06	4/2/2025	13,563	28,481
	2/16/2016	7,508	15,015	-0-	10.89	2/16/2026	-0-	-0-
	8/29/2016	7,045	14,089	-0-	15.00	8/29/2026	-0-	-0-
	1/1/2017	7,044	14,090	-0-	10.14	1/1/2027	-0-	-0-
	2/6/2017	-0-	83,334	-0-	8.97	2/6/2027	-0-	-0-
	5/19/2017	166,667	-0-	-0-	6.00	5/19/2027	-0-	-0-
	9/6/2017	-0-	-0-	-0-	-0-	NA	58,685	123,238
	10/2/2017	-0-	-0-	-0-	-0-	NA	183,719	385,809

Gregory P. Hanson	3/13/2014	813	64	-0-	179.82	3/13/2024	-0-	-0-
Chief Financial Officer	4/2/2015	14,043	7,021	-0-	51.06	4/2/2025	7,021	14,744
	2/16/2016	301	601	-0-	10.89	2/16/2026	-0-	-0-
	8/29/2016	2,934	5,867	-0-	15.00	8/29/2026	-0-	-0-
	1/1/2017	2,933	5,868	-0-	10.14	1/1/2027	-0-	-0-
	2/6/2017	-0-	25,000	-0-	8.97	2/6/2027	-0-	-0-
	9/6/2017	-0-	-0-	-0-	-0-	NA	36,247	76,117
	10/2/2017	-0-	-0-	-0-	-0-	NA	113,474	238,294

Paul W. Maffuid	9/8/2014	508	119	-0-	188.25	9/8/2024	-0-	-0-
Executive Vice President, Research and Development	4/2/2015	10,031	5,015	-0-	51.06	4/2/2025	5,015	10,532
	2/16/2016	901	1,802	-0-	10.89	2/16/2026	-0-	-0-
	8/29/2016	2,234	4,467	-0-	15.00	8/29/2026	-0-	-0-
	1/1/2017	3,350	6,700	-0-	10.14	1/1/2027	-0-	-0-
	2/6/2017	-0-	33,334	-0-	8.97	2/6/2027	-0-	-0-
	9/6/2017	-0-	-0-	-0-	-0-	NA	32,795	68,868
	10/2/2017	-0-	-0-	-0-	-0-	NA	102,667	215,599

Paul F. Resnick (1)	3/16/2016	5,046	10,090	-0-	16.44	3/16/2026	-0-	-0-
Vice President, Chief Business Officer	3/16/2016	3,364	6,727	-0-	38.85	3/16/2026	-0-	-0-
	8/29/2016	1,689	3,378	-0-	15.00	8/29/2026	-0-	-0-
	1/1/2017	1,689	3,378	-0-	10.14	1/1/2027	-0-	-0-
	2/6/2017	-0-	11,667	-0-	8.97	2/6/2027	-0-	-0-
	9/6/2017	-0-	-0-	-0-	-0-	NA	2,416	5,074
	10/2/2017	-0-	-0-	-0-	-0-	NA	7,565	15,887

(1)	Mr. Resnick was appointed as Vice President and Chief Business Officer of the Company in March 2016.

Retirement Plans

The Company does not maintain any defined benefit or defined contribution pension or retirement plans, other than a 401(k) Plan that is offered through our payroll provider. The Company made three percent matching contributions to the 401(k) Plan in 2017.

Hansen Employment Agreement

Our prior employment agreement with Mr. Hansen, which became effective July 1, 2014, had an initial term of 3 years, with an option to renew or extend the terms if notice is provided by either Mr. Hansen or the Company at least 60 days prior to the end of the term. Under the terms of his prior agreement, Mr. Hansen received an initial base salary of $315,660.  Mr. Hansen’s base salary may be increased at the discretion of the Board of Directors or the Compensation Committee. Mr. Hansen was also entitled to an annual cash bonus, based on certain performance-based objectives established by the Compensation Committee of the Board. On July 1, 2017, we entered into a renewed employment agreement with Mr. Hansen (the “Hansen Employment Agreement”), which extended the term of Mr. Hansen’s employment through July 1, 2020. The Hansen Employment Agreement contains substantially the same terms as the prior employment agreement, except that Mr. Hanson’s base salary was increased to $430,000, he is eligible to receive a bonus of up to 50% of this base salary, based on certain performance-based objectives established by the Company, and he may receive equity compensation at the discretion of the Board.

The Hansen Employment Agreement may be terminated upon death, disability, with or without Cause (as defined by the Hansen Employment Agreement) by the Company, with Good Reason (as defined in the Hansen Employment Agreement), and upon a Change in Control (as defined in the Hansen Employment Agreement), by Mr. Hansen or at either party’s election not to renew the employment agreement. In the event the Hansen Employment Agreement is terminated as a result of Mr. Hansen’s death, Mr. Hansen’s authorized representative shall be entitled to receive all Accrued Obligations (as defined in the Hansen Employment Agreement), full acceleration of vesting of all issued and outstanding stock options, benefits for up to one year, any unpaid annual bonus amounts and a pro rata bonus payment. In the event the Hansen Employment Agreement is terminated by the Company for Disability or without Cause, by Mr. Hansen for Good Reason, non-renewal by the Company or in connection with a Change in Control, Mr. Hansen would be entitled to receive all Accrued Obligations, full acceleration of vesting of all issued and outstanding stock options, unpaid bonus amounts and a pro rata bonus payment, benefits for up to one year or until Mr. Hansen obtains coverage through subsequent employment (whichever is earlier) and severance payments equal to Mr. Hansen’s annual base salary payable in 12 equal monthly installments. In the event the employment agreement is terminated by the Company for Cause, without Good Reason by Mr. Hansen, or the parties elect not to renew the agreement, Mr. Hansen will be entitled to payment of any base salary earned but unpaid through the date of termination and any other payment or benefit to which he is entitled under the applicable terms of any applicable company arrangement during the 30-day period following the termination of the Hansen Employment Agreement.

Hanson Employment Agreement

Our prior employment agreement with Mr. Hanson, which became effective July 1, 2014, had an initial term of 3 years, with an option to renew or extend the terms if notice is provided by either Mr. Hanson or us at least 60 days prior to the end of the term. Under the terms of his prior agreement, Mr. Hanson was entitled to receive an initial annual base salary of $215,000, which may be increased at the discretion of the Board of Directors or the Compensation Committee. Mr. Hanson was also entitled to an annual cash bonus, based on certain performance-based objectives established by the Company. In addition, prior to the merger MabVax Therapeutics had granted Mr. Hanson options which are currently exercisable to purchase up to 877 shares of the Company common stock at an exercise price of $179.82 under the terms of the Company 2014 Employee, Director and Consultant Equity Incentive Plan as assumed by the Company pursuant to the Merger Agreement. On July 1, 2017, we entered into a renewed employment agreement with Mr. Hanson (the “Hanson Employment Agreement”), which extended the term of Mr. Hanson’s employment through July 1, 2020. The Hanson Employment Agreement contains substantially the same terms as the prior employment agreement, except that Mr. Hanson’s base salary was increased to $310,000, he is eligible to receive a bonus of up to 30% of this base salary, based on certain performance-based objectives established by the Company, and he may receive equity compensation at the discretion of the Board.

The Hanson Employment Agreement may be terminated upon death, disability, with or without Cause (as defined by the Hanson Employment Agreement) by the Company, with Good Reason (as defined in the Hanson Employment Agreement), and upon a Change in Control (as defined in the Hanson Employment Agreement), by Mr. Hanson or at either party’s election not to renew the employment agreement. In the event the Hanson Employment Agreement is terminated as a result of Mr. Hanson’s death, Mr. Hanson’s authorized representative shall be entitled to receive all Accrued Obligations (as defined in the Hanson Employment Agreement), full acceleration of vesting of all issued and outstanding stock options, benefits for up to 1 year, any unpaid annual bonus amounts and a pro rata bonus payment. In the event the Hanson Employment Agreement is terminated by the Company for Disability or without Cause, by Mr. Hanson for Good Reason, non-renewal by the Company or in connection with a Change in Control, Mr. Hanson would be entitled to receive all Accrued Obligations, full acceleration of vesting of all issued and outstanding stock options, unpaid bonus amounts and a pro rata bonus payment, benefits for up to one year or until Mr. Hanson obtains coverage through subsequent employment (whichever is earlier) and severance payments equal to Mr. Hanson’s annual base salary payable in 12 equal monthly installments. In the event the employment agreement is terminated by the Company for Cause, without Good Reason by Mr. Hanson, or the parties elect not to renew the agreement, Mr. Hanson will be entitled to payment of any base salary earned but unpaid through the date of termination and any other payment or benefit to which he is entitled under the applicable terms of any applicable company arrangement during the 30-day period following the termination of the Hanson Employment Agreement.

Maffuid Employment Agreement

On July 21, 2014, we entered into a prior employment agreement with Paul Maffuid, Ph.D., which had an initial term of 3 years, with an option to renew or extend the terms if notice is provided by either Dr. Maffuid or the Company at least 60 days prior to the end of the term. Under the terms of his prior agreement, Dr. Maffuid was entitled to receive an initial base salary of $225,000 which may be increased at the discretion of the Board of Directors or the Compensation Committee. Dr. Maffuid was also entitled to an annual bonus, based on certain performance-based objectives established by the Company’s Chief Executive Officer. In addition, the Company previously granted Dr. Maffuid options to purchase up to 626 shares of the Company’s common stock at an exercise price of $188.25 per share under the terms of the Amended and Restated 2014 Employee, Director and Consultant Equity Incentive Plan which was assumed by the Company pursuant to the Merger Agreement. On July 1, 2017, we entered into a renewed employment agreement with Dr. Maffuid (the “Maffuid Employment Agreement”), which extended the term of Dr. Maffuid’s employment through July 1, 2020. The Maffuid Employment Agreement contains substantially the same terms as the prior employment agreement, except that Dr. Maffuid’s base salary was increased to $325,000, he is eligible to receive a bonus of up to 30% of this base salary, based on certain performance-based objectives established by the Company, and he may receive equity compensation at the discretion of the Board.

The Maffuid Employment Agreement may be terminated upon death, disability, with or without Cause (as defined by the Maffuid Employment Agreement) by the Company, with Good Reason (as defined in the Maffuid Employment Agreement) and upon a Change in Control (as defined in the Maffuid Employment Agreement), by Dr. Maffuid or at either party’s election not to renew the employment agreement. In the event the Maffuid Employment Agreement is terminated as a result of Dr. Maffuid’s death, Dr. Maffuid’s authorized representative shall be entitled to receive all Accrued Obligations (as defined in the Maffuid Employment Agreement), full acceleration of vesting of all issued and outstanding stock options, benefits for up to 1 year, any unpaid annual bonus amounts and a pro rata bonus payment. In the event the Maffuid Employment Agreement is terminated by the Company for Disability or without Cause, by Dr. Maffuid for Good Reason, non-renewal by the Company or in connection with a Change in Control, Dr. Maffuid would be entitled to receive all Accrued Obligations, full acceleration of vesting of all issued and outstanding stock options, unpaid bonus amounts and a pro rata bonus payment, benefits for up to one year or until Dr. Maffuid obtains coverage through subsequent employment (whichever is earlier) and severance payments equal to Dr. Maffuid’s annual base salary payable in 12 equal monthly installments. In the event the employment agreement is terminated by the Company for Cause, without Good Reason by Dr. Maffuid, or the parties elect not to renew the agreement, Dr. Maffuid will be entitled to payment of any base salary earned but unpaid through the date of termination and any other payment or benefit to which he is entitled under the applicable terms of any applicable company arrangement during the 30-day period following the termination of the Maffuid Employment Agreement.

Resnick Employment Agreement

On March 16, 2016, we entered into an employment agreement with Paul F. Resnick, M.D. (the “Resnick Employment Agreement”).  The Resnick Employment Agreement provides that Dr. Resnick’s employment is “at-will” and is not for any specified term or length of time. Under the terms of the Resnick Employment Agreement, Dr. Resnick was entitled to receive an initial base salary of $265,000 which may be increased at the discretion of the Company. Dr. Resnick is also entitled to an annual bonus of up to 30% of his base salary. In connection with hiring Dr. Resnick, the Company granted Dr. Resnick options to purchase up to 10,091 shares of the Company’s common stock at an exercise price of $38.85 per share and 15,136 shares of the Company’s common stock at an exercise price of $16.44 per share under the terms of the Amended and Restated 2014 Employee, Director and Consultant Equity Incentive Plan.

The Resnick Employment Agreement may be terminated upon death, disability, with or without Cause (as defined by the Resnick Employment Agreement) by the Company, with Good Reason (as defined in the Resnick Employment Agreement), and upon a Change in Control (as defined in the Resnick Employment Agreement) or at either party’s election to terminate upon 30 days’ prior written notice. In the event the Resnick Employment Agreement is terminated as a result of Dr. Resnick’s death, Dr. Resnick’s authorized representative shall be entitled to receive all Accrued Obligations (as defined in the Resnick Employment Agreement), full acceleration of vesting of all issued and outstanding stock options, benefits for up to 1 year, any unpaid annual bonus amounts and a pro rata bonus payment. In the event the Resnick Employment Agreement is terminated by the Company for Disability or without Cause, by Dr. Resnick for Good Reason, or in connection with a Change in Control, Dr. Resnick would be entitled to receive all Accrued Obligations, full acceleration of vesting of all issued and outstanding stock options, unpaid bonus amounts and a pro rata bonus payment, benefits for up to one year or until Dr. Resnick obtains coverage through subsequent employment (whichever is earlier) and severance payments equal to Dr. Resnick’s annual base salary payable in 12 equal monthly installments.

Management Bonus Plan

On April 2, 2015, our Compensation Committee approved a management bonus plan outlining maximum target bonuses of the base salaries of certain of our executive officers.  Under the terms of this 2015 management bonus plan, the Company’s Chief Executive Officer shall receive a maximum target bonus of up to 50% of his annual base salary, the Chief Financial Officer shall receive a maximum target bonus of up to 35% of his annual base salary and the Company’s Vice President shall receive a maximum target bonus of up to 25% of his annual base salary.

On February 16, 2016, our Compensation Committee approved a new management bonus plan outlining maximum target bonuses of the base salaries of certain of our executive officers. Under the terms of this 2016 management bonus plan, the Company's Chief Executive Officer shall receive a maximum target bonus of up to 50% of his annual base salary, and the Chief Financial Officer and each of the Company's Vice Presidents of Discovery and Development shall receive a maximum target bonus of up to 30% of his annual base salary. On February 21, 2018, the Compensation Committee determined that no management bonuses would be paid for 2017 performance.

 DIRECTOR COMPENSATION

During the year ended December 31, 2017, non-named-executive-officer directors received the compensation described below for their services as director.

2017 Director Compensation Table
Name of Director	Fees Earned or Paid in Cash (11)	Option Awards (1)	Stock Awards (2)	Total
Philip O. Livingston, M.D. (3)	$—	$57,987	$61,675	$119,662
Robert E. Hoffman (4)(7)(12)*	$8,500	$68,281	$—	$76,781
Jeffrey Ravetch, M.D. (5)(7)(9)**	$7,000	$593,362	$—	$600,362
Paul V. Maier (4)(5)(6)(7)	$10,250	$88,868	$61,675	$160,793
Kenneth M. Cohen (4)(5)(6)(7)	$9,250	$88,868	$61,675	$159,793
Tom Varvaro (4)(5)(6)(10)	$7,000	$87,840	$61,675	$156,515
Jeffrey F. Eisenberg (4)(5)(6)(8)	$7,000	$84,197	$61,675	$152,872

* **	Mr. Hoffman became a consultant after being a Board member. Dr. Ravetch was a consultant while he was a Board member and he has continued to be a consultant after his Board membership ended.
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

(3)
Dr. Livingston does not receive any cash compensation as a director.  Dr. Livingston’s employee compensation in 2017 consisted of $60,000 in cash compensation. In addition to his employee compensation, Dr. Livingston was granted 234 options on January 1, 2017 at an exercise price of $10.14 with a grant date fair value of $1,700 vesting over three years. Also, he was granted 16,667 options on May 19, 2017 at an exercise price of $6.00 with a grant date fair value of $56,595, 8,070 restricted stock units on September 6, 2017 with a grant date fair value of $10,895, and 25,264 restricted stock units on October 10, 2017 with a grant date fair value of $50,779 both restricted stock issuances will fully vest on January 8, 2018

(4)
Mr. Cohen, Mr. Eisenberg, Mr. Hoffman, Mr. Maier, and Mr. Varvaro were each granted 16,667 options on May 19, 2017 at an exercise price of $5.40 per share with a grant date fair value of $58,325 which were fully vested upon issuance and outstanding as of December 31, 2017.

(5)
In addition to the options granted to all non-employee directors, Mr. Cohen, Mr. Eisenberg, Mr. Maier, Dr. Ravetch and Mr. Varvaro were each granted 6,667 options on October 1, 2017, at an exercise price of $4.71 per share with a grant date fair value of $20,572 which fully vested upon issuance.

(6)
In addition to the options granted to all non-employee directors, Mr. Cohen, Mr. Eisenberg, Mr. Maier and Mr. Varvaro were each granted 8,070 restricted stock units on September 6, 2017 with a grant date fair value of $10,895, and 25,264 restricted stock units on October 2, 2017 with a grant date fair value of $50,779 both restricted stock issuances will fully vest on January 8, 2018.

(7)
In addition to the options granted to all non-employee directors, Mr. Cohen, Mr. Hoffman, Mr. Maier and Dr. Ravetch were each granted 1,367 options on January 1, 2017 at an exercise price of $10.14 per share with a grant date fair value of $9,956 vesting over three years.

(8)
In addition to the options granted to all non-employee directors, Mr. Eisenberg was granted 767 options on January 1, 2017 at an exercise price of $10.14 per share with a grant date fair value of $5,585 vesting over three years.

(9)
On April 1, 2016, we entered into a two-year consulting agreement with Dr. Ravetch, a former director, whereby Dr. Ravetch has been providing his expertise in reviewing key technology, predevelopment, and corporate development activities of the Company, and other consulting services in exchange for $100,000 in cash compensation each year of the agreement.  As well, in addition to the options granted to all non-employee directors, Dr. Ravetch was granted 166,667 options on May 19, 2017 at an exercise price of $6.00 per share with a grant date fair value of $565,950.

(10)
In addition to the options granted to all non-employee directors, Mr. Varvaro was granted 1,267 options on January 1, 2017 at an exercise price of $10.14 per share with a grant date fair value of $9,228 vesting over three years.

(11)	Fees paid in first quarter of 2017 were for fees earned during last quarter of 2016.
(12)
Effective June 12, 2017, we entered into a one-year consulting agreement with Mr. Hoffman, a former director, whereby Mr. Hoffman provides his availability to provide advice on corporate development activities of the Company in exchange for continued vesting of his stock options and RSUs.

Non-employee Director option awards and restricted stock units outstanding at December 31, 2017 were:

Name of Director	Option Awards	Stock Awards
Philip O. Livingston, M.D.	18,138	33,334
Robert E. Hoffman*	24,599	513
Jeffrey Ravetch, M.D.*	187,100	513
Paul V. Maier	31,266	33,847
Kenneth M. Cohen	31,266	33,847
Tom Varvaro	30,565	33,847
Jeffrey F. Eisenberg	28,698	33,334
*Former Director

 Amended and Restated Director Compensation Policy

In 2015, under our Non-Employee Director Compensation Policy, or the Policy, members of the Board of Directors who are not employees of, or compensated consultants to the Company or any of its affiliates (an “Outside Director”), were entitled to receive certain stock option grants.

Under the Policy, each newly appointed or elected Outside Director was granted a non-qualified stock option to purchase up to 501 shares of our common stock on the date of his or her initial appointment or election to our Board of Directors. These initial option grants were fully vested on the date of the grant, and had an exercise price equal to the fair market value of shares of our common stock as determined in the Stock Plan on the date of grant.

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

●
Each current Board member received a one-time grant, and each new member going forward shall receive an initial one-time grant of: 3,086 shares of common stock, half of which shall be comprised of restricted stock units and half of which shall be comprised of stock option with three-year annual vesting; and

●
Each non-employee Board member will also receive an automatic annual grant of 1,594 stock options, with one-year vesting.

            On April 3, 2015, the Board approved the following non-employee Director Policy with respect to an incumbent non-employee member of the Board that is replaced before their term expires:

●
A one-time issuance of 901 restricted shares of common stock;

●
The issuance of all vested options and restricted stock grants held on such date; and

●
The payment of all earned but unpaid cash compensation for their services on the Board and its committees, as of such date.

On February 16, 2016, the Compensation Committee approved the following amendments to Company's policy for compensating non-employee members of the Board:

●
The initial equity grant upon first appointment (or election) of future non-employee directors to the Board shall be a 10-year option to purchase 2,253 shares of the Company's common stock, under the Company's Second Amended and Restated 2014 Equity Incentive Plan with 3-year annual vesting and a strike price equal the closing price of the Company's common stock on the effective date of the appointment (or election);

●
The annual cash retainer for each non-employee director, paid quarterly, is increased by $1,000 per calendar quarter to a total of $7,000 per quarter, effective April 1, 2016; and

●
The additional annual cash retainer for the chairperson of each of the Audit, Compensation, and Nominating and Governance Committees, paid quarterly, is increased by $1,000 per calendar year, such that each chairperson retainer shall be as follows, effective April 1, 2016: Audit Committee: $13,000; Compensation Committee: $9,000; Nominating and Governance Committee: $6,000

On August 25, 2016, the Compensation Committee approved the following amendments to Company's policy for compensating non-employee members of the Board:

●
The initial equity grant upon first appointment (or election) of future non-employee directors to the Board shall be a 10-year option to purchase 8,334 shares of the Company's common stock, under the Company's Second Amended and Restated 2014 Equity Incentive Plan with 3-year annual vesting and a strike price equal the closing price of the Company's common stock on the effective date of the appointment (or election);

●
The additional automatic annual option grant to each non-employee director on the date of the Company's annual meeting shall be a 10-year option to purchase 5,834 shares of the Company's common stock, under the Company's Second Amended and Restated 2014 Equity Incentive Plan with 1-year vesting and a strike price equal the closing price of the Company's common stock on the date of the annual meeting.

On February 6, 2017, the Compensation Committee approved the following amendments to Company's policy for compensating non-employee members of the Board:

●
The initial equity grant upon first appointment (or election) of future non-employee directors to the Board shall be a 10-year option to purchase 10,000 shares of the Company's Common Stock, under the Company's Second Amended and Restated 2014 Equity Incentive Plan with 3-year annual vesting and a strike price equal the closing price of the Company's common stock on the effective date of the appointment (or election);

●
The additional automatic annual option grant to each non-employee director on the date of the Company's annual meeting shall be a 10-year option to purchase 6,667 shares of the Company's Common Stock, under the Company's Second Amended and Restated 2014 Equity Incentive Plan with 1-year vesting and a strike price equal the closing price of the Company's common stock on the date of the annual meeting.

In connection with the May 19, 2017 Letter Agreement, all Board fees were waived for 2017 in exchange for fully vested options to purchase 16,667 shares of the Company’s Common Stock to each of the non-employee directors, except for Dr. Ravetch who received a fully vested option to purchase 166,667 shares of the Company’s Common Stock.

On February 21, 2018, the Compensation Committee, approved that Board’s cash fees would also be waived for 2018. In lieu of cash fees for 2018, the Compensation Committee approved that each of the non-employee directors receive options to purchase 35,000 shares of the Company’s Common Stock at $2.04 per share, with equal monthly vesting over a 12-month period from the commencement date until fully vested on the one-year anniversary of the commencement date.

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

Beneficial ownership is determined in accordance with the rules and regulations of the SEC. In general, a person is deemed to be the beneficial owner of (i) any shares of the Company’s Common Stock over which such person has sole or shared voting power or investment power, plus (ii) any shares which such person has the right to acquire beneficial ownership of within 60 days of the above date, whether through the exercise of options, warrants or otherwise. Percentage ownership calculations for beneficial ownership are based on 8,961,840 shares outstanding as of April 2, 2018, adjusted as required by rules promulgated by the SEC.

Name and Address of Beneficial Owner	Number of Shares of Common Stock	Percentage of Common Stock
5% Stockholders
None
Directors and Executive Officers
J. David Hansen (1)	405,550	4.42%
Philip O. Livingston, M.D. (2)	108,999	1.21%
Gregory P. Hanson CMA (3)	134,723	1.50%
Kenneth M. Cohen (4)	54,953	*
Paul W. Maffuid, Ph.D. (5)	115,207	1.28%
Paul V. Maier (6)	49,527	*
Thomas C. Varvaro (7)	48,769	*
Jeffrey F. Eisenberg (8)	45,206	*
Paul Resnick M.D. (9)	16,210	*
All executive officers and directors as a group (9 persons)	979,143	10.52%

(1)	Includes 210,034 shares subject to options exercisable within 60 days of April 2, 2018, and 13,563 restricted stock units vesting within 60 days of April 2, 2018.
(2)
Consists of (i) 58,892 shares held by RTP Venture Fund, (ii) 25,953 shares held by Philip O. Livingston, (iii) 574 shares held by the Joan L. Tweedy 2011 Revocable Trust, or the Tweedy Trust, and (iv) 23,580 shares subject to options exercisable within 60 days of April 2, 2018 held by Philip O. Livingston. Voting and dispositive decisions of RTP Venture Fund, LLC are made by Philip Livingston, and Philip O. Livingston is a trustee of the Tweedy Trust. The address for RTP Venture Fund, LLC is 156 E. 79th Street, Apt. 6C, New York, NY 10075.

(3)	Includes 17,988 shares subject to options exercisable within 60 days of April 2, 2018, and 7,021 restricted stock units vesting within 60 days of April 2, 2018.
(4)
Includes (i) 26,063 shares subject to options exercisable within 60 days of April 2, 2018, 515 restricted stock units vesting within 60 days of April 2, 2018 and (ii) 2,080 common stock warrants purchased in the August 2016 financing transaction.

(5)	Includes 13,595 shares subject to options exercisable within 60 days of April 2, 2018, and 5,015 restricted stock units vesting within 60 days of April 2, 2018.
(6)	Includes 26,063 shares subject to options exercisable within 60 days of April 2, 2018, and 515 restricted stock units vesting within 60 days of April 2, 2018.
(7)	Includes 25,529 shares subject to options exercisable within 60 days of April 2, 2018, and 515 restricted stock units vesting within 60 days of April 2, 2018.
(8)	Includes 23,508 shares subject to options exercisable within 60 days of April 2, 2018.
(9)	Includes 10,098 shares subject to options exercisable within 60 days of April 2, 2018.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

We are parties to employment agreements with each of our officers as set forth in the section entitled “Executive and Director Compensation” above. Pursuant to our Audit Committee Charter, the Audit Committee is responsible for reviewing and approving, prior to our entry into any such transaction, all transactions in which we are a participant and in which any parties related to us have or will have a direct or indirect material interest.

Ravetch Grants

On April 3, 2015, the Board approved the issuance of an additional restricted stock award of 5,924 shares to Jeffrey Ravetch. This award is for future services covering at least a one-year period. The award was granted in addition to the prior award to Dr. Ravetch on April 2, 2015 of: (i) 1,543 restricted shares and (ii) options to purchase 1,543 shares of common stock with an exercise price of $51.06 per share, for a total grant of 9,010 restricted shares and options.

In connection with the May 17, 2017 Letter Agreement, the Board approved the issuance of fully vested options to purchase 166,667 shares of the Company’s Common Stock at an exercise price of $6.00 per share for Board services.

Ravetch Agreement

On April 1, 2016 we entered into a consulting agreement with Dr. Ravetch to provide key technology and product development, as well as corporate development and consulting services, in addition to his services as a Board member.  The term of the agreement is 2 years beginning January 1, 2016, and Dr. Ravetch will receive $100,000 cash compensation per year.

Director Independence

After review of all relevant transactions or relationships between each director and nominee for director, or any of his or her family members, and the Company, its senior management and its Independent Registered Public Accounting Firm, the Board has determined that all of the Company’s directors are independent, as of December 31, 2017 within the meaning of the applicable SEC rules and The NASDAQ Capital Market listing standards, except Mr. Hansen, the Chairman of the Board of Directors and Chief Executive Officer and President of the Company, and Dr. Livingston, Chief Science Officer of the Company.

Item 14.	Principal Accounting Fees and Services

The following summarizes the fees billed by our independent registered public accounting firm for audit, tax and other professional services for the years ended December 31, 2017 and 2016:

	2017	2016
	CohnReznick LLP	CohnReznick LLP
Audit and Registration Related Fees	$200,078	$251,213
Audit-Related Fees(1)	—	—
Tax Fees(2)	—	—
All Other Fees(3)	—	—
Total Fees	$200,078	$251,213

(1)
Audit fees represent professional services provided in connection with the audit of our financial statements, review of our quarterly financial statements, and audit service in connection with other regulatory filings.

(2)
Tax fees consist of fees billed for professional services rendered in connection with tax compliance, tax advice, and tax planning. We incurred no such fees in the fiscal years ended December 31, 2017 and 2016.

(3)
Other fees consist of fees for products and services other than the services reported above. There were no other fees for services by our independent registered public accounting firms for the fiscal years ended December 31, 2017 and 2016.

Audit Committee Pre-approval Policies and Procedures

Our Audit Committee assists the Board in overseeing and monitoring the integrity of the Company’s financial reporting process, its compliance with legal and regulatory requirements and the quality of its internal and external audit processes. The role and responsibilities of the Audit Committee are set forth in a written charter adopted by the Board, which is available on our website at www.mabvax.com. The Audit Committee is responsible for selecting, retaining and determining the compensation of our independent public accountant, approving the services they will perform, and reviewing the performance of the independent public accountant. The Audit Committee reviews with management and our independent public accountant our annual financial statements on Form 10-K and our quarterly financial statements on Forms 10-Q. The Audit Committee reviews and reassesses the charter annually and recommends any changes to the Board for approval. The Audit Committee is responsible for overseeing our overall financial reporting process. In fulfilling its responsibilities for the financial statements for fiscal year 2017, the Audit Committee took the following actions:

●
reviewed and discussed the audited financial statements for the fiscal year ended December 31, 2017 with management and CohnReznick LLP (“CohnReznick”), our independent registered public accountant;

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

Our Audit Committee approved all services that our independent registered public accountant provided to us in the past two fiscal years

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

3.
Exhibits:

No.	Description	Form	Filing Date/Period End	Exhibit Number

2.1	Agreement and Plan of Merger and Reorganization, dated May 12, 2014, between the Company, Tacoma Acquisition Corp., Inc. and MabVax Therapeutics, Inc.	8-K	5/12/2014	2.1

2.2	Amendment No.1, dated as of June 30, 2014, by and between the Company and MabVax Therapeutics, Inc.	8-K	7/1/2014	2.1

2.3	Amendment No.2 to the Agreement and Plan of Merger, dated July 7, 2014, by and among the Company, Tacoma Acquisition Corp. and MabVax Therapeutics, Inc.	8-K	7/9/2014	2.1

3.1	Amended and Restated Certificate of Incorporation	S-1	3/16/2017	3.1

3.2	Amended and Restated Bylaws	8-K	12/14/2007	3.2

3.3	Form of Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock	8-K	3/26/2015	3.1

3.4	Form of Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock	8-K	4/6/2015	4.2

3.5	Form of Certificate of Designations, Preferences and Rights of Series F Convertible Preferred Stock	8-K	8/17/2016	3.2

3.6	Form of Certificate of Designations, Preferences and Rights of Series G Convertible Preferred Stock	8-K	5/16/2017	3.1

3.7	Form of Certificate of Designations, Preferences and Rights of Series H Convertible Preferred Stock	8-K	5/3/2017	3.1

3.8	Form of Certificate of Designations, Preferences and Rights of Series I Convertible Preferred Stock	8-K	5/26/2017	3.1

3.9	Form of Certificate of Designations, Preferences and Rights of Series J Convertible Preferred Stock	8-K	8/14/2017	3.1

3.10	Form of Certificate of Designations, Preferences and Rights of Series K Convertible Preferred Stock	8-K	8/14/2017	3.2

3.11	Form of Certificate of Amendment to Amended and Restated Certificate of Incorporation	8-K	8/17/2016	3.1

3.12	Form of Certificate of Designations, Preferences and Rights of Series L Convertible Preferred Stock	8-K	10/19/2017	3.1

3.13	Form of Certificate of Correction to the Designations, Preferences and Rights of Series L Convertible Preferred Stock	8-K	10/19/2017	3.2

3.14	Certificate of Elimination of Series F, Series G, and Series H Preferred Stock	8-K	12/21/2017	3.1

3.15	Form of Certificate of Designations, Preferences and Rights of the 0% Series M Convertible Preferred Stock	8-K	2/6/2018	3.1

3.16	Certificate of Amendment to MabVax’s Amended and Restated Certificate of Incorporation	8-K	2/15/2018	3.1

4.1	Form of Common Stock Certificate	S-1	9/29/2014	4.1

4.2	Form of Common Stock Purchase Warrant	10-K	3/31/2015	4.12

4.3	Form of Secured Promissory Note	8-K	1/19/2016	4.1

4.4	Form of Warrant	8-K	1/19/2016	4.2

4.5	Form of Warrant Agency Agreement between MabVax Therapeutics Holdings, Inc. and Equity Stock Transfer LLC and the Form of Warrant Certificate	S-1	8/25/2015	4.10

4.6	Form of Warrant	8-K	2/6/2018	4.1

10.1	Employment Agreement, dated July 1, 2014, by and between MabVax Therapeutics, Inc. and J. David Hansen	10-Q	8/8/2014	10.9

10.2	Employment Agreement, dated July 1, 2014, by and between MabVax Therapeutics, Inc. and Gregory P. Hanson	10-Q	8/8/2014	10.10

10.3	Employment Agreement, dated July 1, 2014, by and between MabVax Therapeutics, Inc. and Wolfgang W. Scholz, Ph.D.	10-Q	8/8/2014	10.11

10.4	Second Amended and Restated MabVax Therapeutics Holdings, Inc. 2014 Employee, Director and Consultant Equity Incentive Plan	10-K	3/31/2015	10.15

10.5	Form of Exchange Agreement (Series A-1 Preferred Stock and Series A-1 Warrants).	8-K	3/26/2015	10.1

10.6	Form of Exchange Agreement (Series B Preferred Stock and Series B Warrants).	8-K	3/26/2015	10.2

10.7	2008 Equity Incentive Plan	10-K	3/31/2015	10.29

10.8	Form of Option Agreement, 2008 Equity Incentive Plan	10-K	3/31/2015	10.30

10.9	Form of Lockup Agreement dated as of April 3, 2015	8-K	4/6/2015	10.3

10.10	Consulting Agreement with The Del Mar Consulting Group, Inc. and Alex Partners, LLC dated as of April 5, 2015	8-K	4/6/2015	10.4

10.11	Form of Escrow Deposit Agreement dated as of April 14, 2015	8-K	4/15/2015	10.1

10.12	Form of Amendment Agreement to Registration Rights Agreement	8-K	6/10/2015	10.1

10.13	Amendment to Escrow Deposit Agreement dated June 22, 2015	8-K	6/24/2015	10.1

10.14	Letter Agreement dated June 30, 2015 between MabVax Therapeutics, Inc. and OPKO Health, Inc.	8-K	7/1/205	10.1

10.15	Form of Proposed Lease Agreement with AGP Sorrento Business Complex, L.P.	S-1	8/25/2015	10.37

10.16	Form of Amendment Agreement No. 2 to Registration Right s Agreement	8-K	8/4/2015	10.1

10.17	Non-Employee Director Compensation Policy	10-Q/A	8/12/2015	10.1

10.18	Standard Industrial Net Lease, dated as of May 23, 2008, by and between MabVax Therapeutics, Inc. and Sorrento Square	10-Q/A	8/12/2015	10.2

10.19	First Amendment to that Standard Industrial Net Lease, dated May 6, 2010, by and between MabVax Therapeutics, Inc. and Sorrento Square	10-Q/A	8/12/2015	10.3

10.20	Second Amendment to that Standard Industrial Net Lease, dated August 1, 2012, by and between the Company and Sorrento Square	10-Q/A	8/12/2015	10.4

10.21	Employment Agreement, dated July 21, 2014, by and between MabVax Therapeutics, Inc. and Paul Maffuid, Ph.D.	10-Q/A	8/12/2015	10.5

10.22	Development and Manufacturing Services Agreement, dated April 15, 2014, by and between MabVax Therapeutics, Inc. and Gallus BioPharmaceuticals NJ, LLC	10-Q/A	8/12/2015	10.6

10.23	Exclusive License Agreement for “Polyvalent Conjugate Vaccines for Cancer” (SK#14491), dated as of June 30, 2008, by and between MabVax Therapeutics, Inc. and Memorial Sloan Kettering Institute for Cancer Research	10-Q/A	8/12/2015	10.7

10.24	Research and License Agreement, dated as of April 7, 2008, by and between MabVax Therapeutics, Inc. and Memorial Sloan Kettering Institute for Cancer Research	10-Q/A	8/12/2015	10.8

10.25	Exclusive License to Unimolecular Antibodies, dated October 13, 2011, by and between MabVax Therapeutics, Inc. and Memorial Sloan Kettering Institute for Cancer Research	10-Q/A	8/12/2015	10.9

10.26	Option Agreement, dated August 29, 2014, by and between MabVax Therapeutics, Inc. and Juno Therapeutics, Inc.	10-Q/A	8/12/2015	10.10

10.27	SBIR Contract from National Cancer Institute	10-Q/A	8/12/2015	10.11

10.28	Lease by and between AGP Sorrento Business Complex, L.P., and MabVax Therapeutics Holdings, Inc., dated as of September 2, 2015	8-K	9/3/2015	10.1

10.29	Form of Amendment Agreement No.3 to Registration Rights Agreement	8-K	10/13/2015	10.1

10.30	Loan and Security Agreement dated as of January 15, 2016	8-K	1/19/2016	10.1

10.31	Form of Amendment Agreement	10-K	3/14/2016	10.54

10.32	Consulting Agreement, dated April 1, 2016, by and between MabVax Therapeutics Holdings, Inc. and Jeffrey Ravetch, M.D., Ph.D.	8-K	4/7/2016	10.1

10.33		Employment Agreement, dated March 16, 2016, by and between MabVax Therapeutics Holdings, Inc. and Paul Resnick, M.D.	10-K/A	4/19/2016	10.56

10.34		Non-Employee Director Compensation Policy, as amended through August 25, 2016	8-K	8/31/2016	10.1

10.35		Form of Subscription Agreement between the Company and the subscribers set forth on the signature pages thereto	8-K	5/3/2017	10.1

10.37		Form of Registration Rights Agreement between the Company and the subscribers set forth on the signature pages thereto	8-K	5/3/2017	10.2

10.38		Form of Exchange Agreement	8-K	5/10/2017	10.1

10.39		Form of Securities Purchase Agreement	8-K	8/14/2017	10.1

10.40		Form of Securities Purchase Agreement, dated September 11, 2017, by and between MabVax Therapeutics Holdings, Inc. and each of the Purchasers (as defined therein).	8-K	9/13/2017	10.1

10.41		Form of Subscription Agreement, dated September 22, 2017	8-K	9/22/2017	10.1

10.42		Form of Subscription Agreement, dated October 10, 2017	8-K	10/11/2017	10.1

10.43		Form of Exchange Agreement	8-K	10/19/2017	10.1

10.44		Form of Registration Rights Agreement	8-K	10/19/2017	10.2

10.45		Form of Subscription Agreement	S-1	12/12/2017	5.1

10.46		Form of Purchase Agreement	8-K	2/6/2018	10.1

10.47		Form of Registration Rights Agreement	8-K	2/6/2018	10.2

11.1		Statement of per share earnings	S-1	9/29/2014	11.1

21.1		Subsidiaries of the Registrant	S-1	9/29/2014	21.1

23.1	*	Consent of Independent Registered Public Accounting Firm

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*
		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	*	Interactive data file

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 2, 2018
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

Signature	Title	Date

/s/ J. David Hansen	Chairman of the Board, President and Chief Executive Officer	April 2, 2018
J. David Hansen	(Principal executive officer)

/s/ Gregory P. Hanson	Chief Financial Officer	April 2, 2018
Gregory P. Hanson	(Principal financial and accounting officer)

/s/ Kenneth M. Cohen	Director	April 2, 2018
Kenneth M. Cohen

/s/ Jeffrey F. Eisenberg	Director	April 2, 2018
Jeffrey F. Eisenberg

/s/ Philip O. Livingston	Director	April 2, 2018
Philip O. Livingston, M.D.

/s/ Paul V. Maier	Director	April 2, 2018
Paul V. Maier

/s/ Thomas C. Varvaro	Director	April 2, 2018
Thomas C. Varvaro

MABVAX THERAPEUTICS HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
MabVax Therapeutics Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MabVax Therapeutics Holdings, Inc. (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity, and cash flows, for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ CohnReznick LLP

We have served as the Company’s auditor since 2014.

San Diego, California
April 2, 2018

MABVAX THERAPEUTICS HOLDINGS, INC.
Consolidated Balance Sheets
	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$885,710	$3,979,290
Prepaid expenses	150,462	281,858
Other current assets	171,346	32,830
Total current assets	1,207,518	4,293,978
Property and equipment, net	578,206	731,712
Goodwill	6,826,003	6,826,003
Other long-term assets	178,597	168,597
Total assets	$8,790,324	$12,020,290

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,090,904	$1,137,903
Accrued compensation	311675	770,592
Accrued clinical operations and site costs	1,669,201	1,218,641
Accrued lease termination fee	590,504	590,504
Other accrued expenses	404,923	315,034
Interest payable	39,373	51,295
Current portion of notes payable	1,681,876	1,589,661
Current portion of capital lease payable	17,810	17,004
Total current liabilities	5,806,266	5,690,634
Long-term liabilities:
Long-term portion of notes payable, net	1,621,483	2,774,627
Long-term portion of capital lease payable	45,857	68,113
Other long-term liabilities	186,278	144,394
Total long-term liabilities	1,853,618	2,987,134
Total liabilities	7,659,884	8,677,768
Commitments and contingencies
Stockholders’ equity:
Series D convertible preferred stock, $0.01 par value, 1,000,000 shares authorized, 44,104 and 132,489 shares issued and outstanding as of December 31, 2017 and 2016, respectively, with liquidation preference of $441 and $1,325 as of December 31, 2017 and 2016, respectively	441	1,325
Series E convertible preferred stock, $0.01 par value, 100,000 shares authorized, 33,333 shares issued and outstanding as of December 31, 2017 and 2016, with a liquidation preference of $333 as of December 31, 2017 and 2016	333	333
Series F convertible preferred stock, $0.01 par value, 1,559,252 shares authorized, no shares and 665,281 shares issued and outstanding as of December 31, 2017 and 2016, respectively, with a liquidation preference of $0 and $6,653 as of December 31, 2017 and 2016, respectively	—	6,653
Series I convertible preferred stock, $0.01 par value, 1,968,664 shares authorized, 798,460 and no shares issued and outstanding as of December 31, 2017 and 2016, respectively, with a liquidation preference of $7,984 and $0 as of December 31, 2017 and 2016, respectively	7,984	—
Series J convertible preferred stock, $0.01 par value, 3,400 shares authorized, 773 and no shares issued and outstanding as of December 31, 2017 and 2016, respectively, with a liquidation preference of $531,252 and $0 as of December 31, 2017 and 2016, respectively	8	—
Series K convertible preferred stock, $0.01 par value, 65,000 shares authorized, 63,150 and no shares issued and outstanding as of December 31, 2017 and 2016, respectively, with a liquidation preference of $632 and $0 as of December 31, 2017 and 2016, respectively	632	—
Series L convertible preferred stock, $0.01 par value, 58,000 shares authorized, 58,000 and 0 shares issued and outstanding as of December 31, 2017 and 2016, respectively, with a liquidation preference of $5,800,000 and $0 as of December 31, 2017 and 2016, respectively	580	—
Common stock, $0.01 par value, 150,000,000 shares authorized, 6,862,928 and 2,098,705 shares issued and outstanding as of December 31, 2017 and 2016, respectively	68,629	20,987
Additional paid-in capital	112,105,470	81,575,485
Accumulated deficit	(111,053,637)	(78,262,261)
Total stockholders’ equity	1,130,440	3,342,522
Total liabilities and stockholders’ equity	$8,790,324	$12,020,290

See Accompanying Notes to Consolidated Financial Statements.

MABVAX THERAPEUTICS HOLDINGS, INC.
Consolidated Statements of Operations

	For the Years Ended December 31,
	2017	2016
Revenues:
Grants	$—	$148,054
Total revenues	—	148,054

Operating costs and expenses:
Research and development	7,544,122	7,800,723
General and administrative	10,526,340	9,010,450
Total operating costs and expenses	18,070,462	16,811,173
Loss from operations	(18,070,462)	(16,663,119)
Interest and other expenses, net of income	(950,217)	(997,364)
Net loss	(19,020,679)	(17,660,483)
Deemed dividend on May 2017 inducement shares	(5,220,000)	—
Deemed dividend on August 2017 inducement shares	(3,120,000)	—
Deemed dividend on warrant repricing	(19,413)	—
Deemed dividend on preferred stock exchange	(5,411,284)	—
Net loss allocable to common stockholders	$(32,791,376)	$(17,660,483)
Basic and diluted net loss per share	$(8.56)	$(10.91)
Shares used to calculate basic and diluted net loss per share	3,830,162	1,619,251

See Accompanying Notes to Consolidated Financial Statements.

MABVAX THERAPEUTICS HOLDINGS, INC.
Consolidated Statements of Stockholders’ Equity

	Series D through L Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2015	224,823	$2,248	1,278,877	$12,788	$68,025,556	$(60,601,778)	$7,438,764
Issuance of warrants in connection with notes payable transaction in January 2016	—	—	—	—	607,338	—	607,338
Issuance of whole in lieu of fractional shares resulting from reverse split in August 2016	—	—	809	8	(8)	—	—
Issuance of Series F Preferred Stock, common stock and warrants in August public offering, net of costs	665,281	6,653	432,346	4,323	8,556,472	—	8,567,448
Issuance of additional common stock related to April 2015 financing	—	—	85,153	852	(852)	—	—
Common stock issued for services	—	—	11,882	119	163,881	—	164,000
Conversion of Series D Preferred Stock to common stock	(59,001)	(590)	265,771	2,658	(2,068)	—	—
Common stock issued upon vesting of restricted stock units in April, July and August of 2016, net of payroll taxes	—	—	23,867	239	(178,062)	—	(177,823)
Stock-based compensation	—	—	—	—	4,403,278	—	4,403,278
Net loss	—	—	—	—	—	(17,660,483)	(17,660,483)
Balance at December 31, 2016	831,103	8,311	2,098,705	20,987	81,575,485	(78,262,261)	3,342,522
Issuance of Series H Preferred Stock, net of costs, May 2017	850	9	—	—	820,562	—	820,571
Issuance of Series G Preferred Stock and common stock, net of costs, May 2017	1,000,000	10,000	447,620	4,476	3,669,307	—	3,683,783
Issuance of common stock, net of costs, August 2017	—	—	50,715	507	124,493	—	125,000
Issuance of Series J Preferred stock, net of costs, August 2017	2,386	24	—	—	1,189,393	—	1,189,417
Issuance of common stock, net of costs, September 2017	—	—	1,333,334	133,333	1,844,028	—	1,857,361
Issuance of common stock, net of costs, September 2017	—	—	672,043	6,720	1,229,280	—	1,236,000
Issuance of common stock, net of costs, October 2017	—	—	256,410	2,564	493,686	—	496,250
Issuance of inducement shares of common stock and Series I Preferred Stock, May 2017	1,968,664	19,687	310,446	3,105	(22,792)	—	—
Deemed dividends on inducement shares, May 2017	—	—	—	—	5,220,000	(5,220,000)	—
Deemed dividends on incentive shares of Series K Preferred Stock, August 2017	65,000	650	—	—	3,119,350	(3,120,000)	—
Deemed dividends on preferred stock exchange, October 2017	—	—	—	—	5,411,284	(5,411,284)	—
Repricing of warrants	—	—	—	—	19,413	(19,413)	—
Issuance of common stock for services	—	—	271,667	2,717	550,567	—	553,284
Issuance of common stock upon conversion of Series D Preferred Stock	(88,384)	(884)	398,131	3,981	(3,097)	—	—
Issuance of common stock upon conversion of Series I Preferred Stock	(1,170,204)	(11,702)	390,068	3,901	7,801	—	—
Issuance of common stock upon conversion of Series J Preferred Stock	(1,614)	(16)	537,874	5,379	(5,363)	—	—
Issuance of common stock upon conversion of Series K Preferred Stock	(1,850)	(19)	61,667	617	(598)	—	—
Preferred Stock exchange – Series F	(665,281)	(6,653)	—	—	—	—	(6,653)
Preferred Stock exchange – Series G	(1,000,000)	(10,000)	—	—	—	—	(10,000)
Preferred Stock exchange – Series H	(850)	(9)	—	—	—	—	(9)
Preferred Stock exchange – Series L	58,000	580	—	—	16,082	—	16,662
Common stock issued upon vesting of RSUs	—	—	34,248	342	(342)	—	—
Stock-based compensation	—	—	—	—	6,846,931	—	6,846,931
Net loss	—	—	—	—	—	(19,020,679)	(19,020,679)
Balance at December 31, 2017	997,820	$9,978	6,862,928	$68,629	$112,105,470	$(111,053,637)	$1,130,440

See Accompanying Notes to Consolidated Financial Statements.

MABVAX THERAPEUTICS HOLDINGS, INC.
Consolidated Statements of Cash Flows
	For the Years Ended December 31,
	2017	2016
Operating activities
Net loss	$(19,020,679)	$(17,660,483)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	159,842	96,553
Stock-based compensation	6,846,931	4,403,278
Issuance of restricted common stock for services	553,284	164,000
Amortization and accretion related to notes payable	393,829	413,676
Increase (decrease) in operating assets and liabilities:
Grants receivable	—	757,562
Prepaid expenses and other	25,980	340,187
Accounts payable	(46,999)	(1,898,520)
Accrued clinical operations and site costs	450,560	827,600
Accrued compensation	(458,917)	207,837
Other accrued expenses	100,658	(15,101)
Net cash used in operating activities	(10,995,511)	(12,363,411)
Investing activities
Purchases of property and equipment	(21,072)	(563,196)
Net cash used in investing activities	(21,072)	(563,196)
Financing activities
Principal payments on financed insurance policies	(80,087)	(167,597)
Principal payments on capital lease	(16,403)	(10,540)
Principal payments on bank loan	(1,388,889)	—
Purchase of vested employee stock in connection with tax withholding obligation	—	(177,823)
Cash receipts from bank loan, net of financing costs	—	4,610,324
Proceeds from issuance of common stock and Series F Preferred Stock, net of costs, August 2016		8,567,448
Proceeds from issuance of Series H Preferred Stock, net of costs, May 2017	820,571	—
Proceeds from issuance of common stock and Series G Preferred Stock, net of costs, May 2017	3,683,783	—
Proceeds from issuance of common stock, net of costs, August 2017	125,000	—
Proceeds from issuance of Series J Preferred Stock, net of costs, August 2017	1,189,417	—
Proceeds from issuance of common stock, net of costs, September 2017	1,857,361	—
Proceeds from issuance of common stock, net of costs, September 2017	1,236,000	—
Proceeds from issuance of common stock, net of costs, October 2017	496,250	—
Net cash provided by financing activities	7,923,003	12,821,812
Net change in cash and cash equivalents	(3,093,580)	(104,795)
Cash and cash equivalents at beginning of year	3,979,290	4,084,085
Cash and cash equivalents at end of year	$885,710	$3,979,290
Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$1,600	$1,600
Cash Paid during the year for interest on term note	$568,852	$532,436
Supplemental disclosures of non-cash investing and financing information:
Purchase of equipment accrued in accounts payable	$—	$33,934
Fair value of warrants issued	$—	$607,338
Fair value of repricing of warrants issued in previous financing	$19,413	$—
Conversion of Series D preferred stock to common stock	$3,981	$2,658
Conversion of Series I preferred stock to common stock	$3,901	$—
Conversion of Series J preferred stock to common stock	$5,379	$—
Conversion of Series K preferred stock to common stock	$617	$—
Exchange preferred stock Series F for Series L	$6,653	$—
Exchange preferred stock Series G for Series L	$10,000	$—
Exchange preferred stock Series H for Series L	$9	$—
Exchange preferred stock Series L for Series F, Series G and Series H	$580	$—
Deemed dividends on May 2017 inducement shares	$5,220,000	$—
Deemed dividends on August 2017 inducement shares	$3,120,000	$—
Deemed dividends on preferred stock exchange	$5,411,284	$—
Capital lease in connection with purchase of equipment	$—	$95,657
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

On August 16, 2016, we filed a certificate of amendment to our Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effectuate a reverse stock split of our issued and outstanding common stock on a 1 for 7.4 basis, effective on August 16, 2016 (the “Reverse Stock Split”). The Reverse Stock Split was effective with FINRA and the Company’s common stock began trading on The NASDAQ Capital Market at the open of business on August 17, 2016. All share and per share amounts, and number of shares of common stock into which each share of preferred stock will convert, in the financial statements and notes hereto have been retroactively adjusted for all periods presented to give effect to the Reverse Stock Split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in capital.

On February 14, 2018, we filed a certificate of amendment to our Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effectuate a reverse stock split of our issued and outstanding common stock on a 1-for-3 basis, effective on February 16, 2018, (the “Continued Listing Reverse Split”). The Continued Listing Reverse Split was effective with The NASDAQ Capital Market on the opening of trading on February 16, 2018. All share and per share amounts, and number of shares of common stock into which each share of preferred stock will convert, in the financial statements and notes hereto have been retroactively adjusted for all periods presented to give effect to the Continued Listing Reverse Split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in-capital.

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

The Company has incurred net losses since inception and expects to incur substantial losses for the foreseeable future as it continues its research and development activities. To date, the Company has funded operations primarily through government grants, the sale of preferred stock and equity securities, issuance of common stock for services, debt financing, non-equity payments from collaborators and interest income. The process of developing products will require significant additional research and development, preclinical testing and clinical trials, as well as regulatory approvals. The Company expects these activities, together with general and administrative expenses, to result in substantial operating losses for the foreseeable future, unless revenues can be generated from potential license and/or partnering arrangements, of which there can be no assurance of achieving. The Company will not receive substantial revenue unless the Company enters into one or more significant license agreements and collaborative partnerships that generate upfront and milestone payments related to potential licenses and product development activities, including completion of clinical trials, obtaining regulatory approvals and successfully commercializing one or more products.

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

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company had a net loss of $19,020,679, net cash used in operating activities of $10,995,511 and net cash used in investing activities of $21,072 for the year ended December 31, 2017. As of December 31, 2017, the Company had $885,710 in cash and cash equivalents and an accumulated deficit of $111,053,637.

The Company has been able to achieve several financing transactions that in the aggregate have been able to sustain the Company’s operations for periods not exceeding one year for any one financing during the last few years, resulting in the consolidated financial statements being prepared on the going concern basis. Terms of financing from investors have caused substantial dilution in the Company, which could continue to be dilutive in the future without other forms of non-dilutive financing transactions such as through licensing our technology and other strategic transactions. Since July 8, 2014, we have been subject to restrictions on financing and other material transactions of the Company that require the consent of either a holder of preferred stock or the Lead Investor. Additionally, we granted the Lead Investor in the May 2017 Public Offering the May 2017 Consent Right to approve future (i) issuances of our securities, (ii) equity or debt financings and (iii) sales of any development product assets currently held by us, subject to certain exceptions, if such securities are sold at price below $7.50 per share and for as long as the Lead Investor in the offering holds 50% or more of the shares of Series G Preferred Stock purchased by the Lead Investor in the May 2017 Public Offering. On October 18, 2017, the Lead Investor exchanged the Series G Preferred Stock for Series L Preferred Stock, retaining the May 2017 Consent Right. All other prior consent rights of the Lead Investor have been superseded by the May 2017 Consent Right. The financings in 2016 and 2017 are summarized below and described in more detail along with details of letter agreements with the Lead Investor in Note 7, “Convertible Preferred Stock, Common Stock and Warrants.”

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

On August 22, 2016, we closed a public offering of 432,346 shares of common stock and 665,281 shares of Series F Preferred Stock, and warrants to purchase 654,107 shares of common stock at $16.65 per share and warrants to purchase 654,107 shares of common stock at $18.87 per share, at an offering price of $14.43 per share (the “August 2016 Public Offering”).  For every one one-third share of common stock or Series F Preferred Stock sold, we issued one warrant to purchase one share of common stock at $16.65 per share and one warrant to purchase one share of common stock at $18.87 per share.  We received $9,438,753 in gross proceeds, before underwriting discounts and commissions and offering expenses totaling $871,305. The gross proceeds include the underwriters’ over-allotment option, which they exercised on the closing date.

On May 3, 2017, we sold 850 shares of Series H Preferred Stock, at a stated value of $1,000 per share, representing an aggregate of $850,000 before offering costs of $29,429 in a private placement (the “May 2017 Private Placement”), to certain existing investors. The shares of Series H Preferred Stock are convertible into shares of common stock based on a conversion calculation equal to the stated value of the Series H Preferred Stock, plus all accrued and unpaid dividends, if any, on such Series H Preferred Stock, as of such date of determination, divided by the conversion price. The stated value of each share of Series H Preferred Stock is $1,000 and the conversion price is $5.25 per share, after adjusting for the Continued Listing Reverse Split, and subject to further adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar events.

On May 19, 2017, we closed a public offering of 447,620 shares of common stock and 1,000,000 shares of newly designated Series G Preferred Stock, at $5.25 per share of common stock and $1.75 per share of Series G Preferred Stock, which we refer to as the “May 2017 Public Offering”.  The Series G Preferred Stock is initially convertible into 333,334 shares of common stock, subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar events, to certain existing investors in the offering who, as a result of their purchases of common stock, would hold in excess of 4.99% of our issued and outstanding common stock, and elect to receive shares of our Series G Preferred Stock. We received $4,100,000 in gross proceeds, before underwriting discounts and commissions and offering expenses of $416,217. This Offering is described in more detail in Note 5, Convertible Preferred Stock, Common Stock and Warrants of the Notes to Consolidated Financial Statements.

On July 27, 2017, we entered into a subscription agreement with an accredited investor pursuant to which we agreed to sell 50,715 restricted shares of common stock for $125,000. As part of the July 2017 Private Placement, the Company agreed to reprice the investor’s warrant to purchase 75,075 shares of common stock from $33.30 to $6.00 per warrant share and remove the cashless exercise feature. The transaction closed on August 2, 2017.  The impact of repricing the warrants to $6.00 a share, which took effect on August 2, 2017, was immaterial, as the stock price on the date of the closing of the transaction was $2.10 and the warrants at $6.00 a share, and expired on October 10, 2017, unexercised.

On August 11, 2017, we entered into securities purchase agreements to sell 2,386.36 shares of Series J Preferred Stock with a stated value of $550 per share.  The Series J Preferred Stock is convertible into common stock at $1.65 per share, subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar events and was purchased by the Prior Investors. The total amount of the securities purchase agreements amounted to approximately $1,312,500, before offering expenses of $123,083. The Certificate of Designation for the Series J Preferred Stock includes a 4.99% beneficial ownership conversion blocker, a 19.99% blocker provision to comply with The NASDAQ Capital Market rules until stockholders have approved any or all shares of common stock issuable upon conversion of the Series J Preferred Stock, which was approved at the October 2017 Special Meeting, and a 125% liquidation preference. All shares of the Company’s capital stock will be junior in rank to the Series J Preferred Stock at the time of creation, with respect to the preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding-up of the Company, except for the Company’s Series D Preferred Stock, Series E Preferred Stock, Series F Preferred Stock, Series G Preferred Stock, Series H Preferred Stock, and Series I Preferred Stock.

On September 11, 2017, we entered into an agreement to sell 1,333,334 shares of common stock at $1.50 a share for gross proceeds of approximately $2.0 million, before offering expenses of $142,639. The shares were offered and sold to certain accredited investors in a registered direct offering. Laidlaw& Company (UK) Ltd. acted as placement agent for the offering.

On September 22, 2017, we entered into a subscription agreement with select accredited investors relating to the Company’s registered direct offering, issuance and sale of 672,043 shares of the Company’s common stock, $0.01 par value per share. The purchase price per share was $1.86. The total amount of the subscription agreements amounted to $1,250,000, before estimated expenses of $14,000.

On October 10, 2017, the Company entered into additional subscription agreements with select accredited investors relating to the Company’s registered direct offering, issuance and sale of 256,410 shares of the Company’s common stock. The purchase price per share was $1.95. We received $500,000 in gross proceeds, before offering expenses totaling approximately $3,750. The offering closed on October 11, 2017.

We plan to continue to fund the Company’s losses from operations and capital funding needs through equity or debt financings, strategic collaborations, licensing arrangements, government grants or other arrangements. Further, to extend availability of existing cash available for our programs for achieving milestones or a strategic transaction, in mid-2017 we cut personnel from 25 full time people to 11, and reduced other operating expenses following the completion of two Phase Ia clinical trials of our lead antibody HuMab 5B1, which has enabled us to reduce our expenditures on clinical trials. We plan to continue spending on Phase I clinical trials of MVT-5873 in combination with a chemotherapy agent and MVT-1075 as a radioimmunotherapy agent for the treatment of various cancers, preclinical testing of follow-on antibody candidates, investor and public relations, SEC compliance efforts, and the general and administrative expenses associated with each of these activities. There can be no assurance that we will be able to achieve a license and earn revenues large enough to offset our operating expenses, as discussed further in Management’s Discussion and Analysis of Financial Condition and Results of Operations. We cannot be sure that licensing agreements can be signed in a timely manner, if any, or that capital funding will be available on reasonable terms, or at all. If we are unable to secure significant licensing agreements and adequate additional funding, we may be forced to make additional reductions in spending, incur further cutbacks in personnel, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. In addition, if the Company does not meet its payment obligations to third parties as they come due, it may be subject to litigation claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

We anticipate that the Company will continue to incur net losses into the foreseeable future as we: (i) continue our clinical trial for the development of MVT1075 as a radioimmunotherapy, (ii) continue our clinical trial of MVT-5873 in combination with gemcitabine and nab-paclitaxal in first line therapy for the treatment of patients newly diagnosed with pancreatic cancer, and (iii) continue operations as a public company. Based on receipt of $9.4 million net of transaction costs in 2017, and $2.7 million net of transaction costs in February 2018, and without any other additional funding or receipt of payments from potential licensing agreements, we expect we will have sufficient funds to meet our obligations through April 2018. These conditions give rise to substantial doubt as to the Company’s ability to continue as a going concern. Any of these actions could materially harm the Company’s business, results of operations, and prospects. These conditions give rise to substantial doubt as to the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Management believes that these estimates are reasonable; however, actual results may differ from these estimates.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company minimizes its credit risk associated with cash and cash equivalents by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. As of December 31, 2017, cash and cash equivalents exceeded federally insured limits by approximately $0.6 million. The Company has not experienced any losses on such accounts.

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

Impairment of Long-lived Assets

We evaluate the Company’s long-lived assets with definite lives, such as property and equipment, for impairment. We record impairment losses on long-lived assets used for operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying value of the assets. There have not been any impairment losses of long-lived assets for the years ended December 31, 2017 and 2016.

Impairment of Goodwill

The Company applies the GAAP principles related to Intangibles – Goodwill and Other related to performing a test for goodwill impairment annually. For the years ended December 31, 2017 and 2016, the Company performed a step 1 analysis and assessed the market value of the Company to determine whether an impairment had taken place. Based upon the analysis performed, no impairment was noted; therefore, performing step 2 was not required. The Company has concluded that no impairment of goodwill has taken place for the years ended December 31, 2017 and 2016. Further, in performing a qualitative assessment, the Company concluded no events and circumstances have taken place that would have indicated that an impairment had taken place.

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to basis differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of December 31, 2017, and 2016, all deferred tax assets were fully offset by a valuation allowance.

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

3. Recent Accounting Pronouncements

 In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which contains new accounting literature relating to how and when a company recognizes revenue. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. ASU 2014-09 is effective for the Company’s fiscal year beginning January 1, 2018, which reflects a one-year deferral approved by the FASB in July 2015, and will be adopted by the Company beginning January 1, 2018. The adoption of this new standard did not have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-2, “Leases (Topic 842).” This update will increase transparency and comparability by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged, and it simplified the accounting for sale and leaseback transactions. Lessees will no longer be provided with a source of off-balance sheet financing. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently in the process of assessing what impact this new standard may have on our consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic326): Measurement of Credit Losses on Financial Instruments.” This ASU requires instruments measured at amortized cost to be presented at the net amount expected to be collected. Entities are also required to record allowances for available-for-sale debt securities rather than reduce the carrying amount. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We expect the adoption of this new standard will not have a material impact on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15 (“ASU 2016-15”), “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” The standard provides guidance on eight (8) cash flow issues: (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon bonds; (3) contingent consideration payments after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies; (6) distributions received from equity method investees; (7) beneficial interests in securitization transactions; and (8) separately identifiable cash flows and application of the predominance principle. ASU 2016-15 addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 with early adoption permitted. We expect the adoption of this new standard will not have a material impact on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.” This ASU requires the recognition of the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments in this ASU should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The adoption of this new standard did have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-03, “Accounting Changes and Error Corrections (Topic 250) and Investments—Equity Method and Joint Ventures (Topic 323).” This ASU amends the disclosure requirements for ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606); ASU No. 2016-02, Leases (Topic 842); and ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU states that if a registrant does not know or cannot reasonably estimate the impact that the adoption of the above ASUs is expected to have on the financial statements, then in addition to making a statement to that effect, the registrant should consider additional qualitative financial statement disclosures to assist the reader in assessing the significance of the impact that the standard will have on the financial statements of the registrant when adopted. This ASU was effective upon issuance. The adoption of this new standard did not have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” This ASU eliminates Step 2 from the goodwill impairment test. Instead, an entity should recognize an impairment charge for the amount by which the carrying value exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit. This ASU is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. We expect the adoption of this new standard will not have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” This ASU clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This ASU is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. We expect the adoption of this new standard will not have a material impact on our consolidated financial statements.

Management believes that any other recently issued, but not yet effective, accounting standards if currently adopted would not have a material effect on the accompanying consolidated financial statements.

4. Property and Equipment, Net

Property and equipment consisted of the following as of December 31, 2017 and 2016:

	December 31,
	2017	2016
Furniture and fixtures	$51,909	$51,909
Office equipment	52,547	52,547
Lab equipment	909,589	894,942
Capital lease equipment	90,952	95,657
Leasehold improvement	55,949	59,555
	1,160,946	1,154,610
Less accumulated depreciation and amortization	(582,740)	(422,898)
Totals	$578,206	$731,712

Depreciation expense for the years ended December 31, 2017 and 2016 was $159,842 and $96,553, respectively.

5. Reverse Splits for Listing and Maintaining Listing on The NASDAQ Capital Market

Listing Reverse Split – On June 29, 2016, our stockholders approved a reverse stock split of our issued and outstanding shares of common stock at a range of between 1-for-2 and 1-for-15, with the specific ratio and effective time of the reverse stock split to be determined by our Board of Directors, or our Board. On August 2, 2016, the Board approved a 1-for-7.4 reverse stock split, or the Listing Reverse Split. The Listing Reverse Split was intended to allow us to meet the minimum share price requirement of The NASDAQ Capital Market, or NASDAQ. On August 11, 2016, we received approval from The NASDAQ Capital Market for the listing of our common stock under the symbol “MBVX”, subject to implementation of the Listing Reverse Split and closing of our August 2016 public offering (the “August 2016 Public Offering”). On August 16, 2016, we implemented the Listing Reverse Split, closed on the August 2016 Public Offering and began trading on The NASDAQ Capital Market at the open of business on August 17, 2016.

Continued Listing Reverse Split – On October 6, 2017, our stockholders approved a reverse stock split of our issued and outstanding shares of common stock at a range of between 1-for-2 and 1-for-20, with the specific ratio and effective time of the reverse stock split to be determined by our Board to regain compliance with The NASDAQ Capital Market $1.00 minimum bid price maintenance requirement, if determined to be necessary sufficiently prior to March 5, 2018, which is the date The NASDAQ provided to the Company to regain compliance. On February 1, 2018, the Board approved a 1-for-3 reverse stock split, or the Continued Listing Reverse Split; and, on February 16, 2018, we implemented the Continued Listing Reverse Split effective with the open of trading on The NASDAQ Capital Market on a split-adjusted basis under the same trading symbol “MBVX.” The primary intent of the Continued Listing Reverse Split was to increase the market price of the Company’s common stock in order to help ensure compliance with The NASDAQ Capital Market’s $1.00 minimum closing bid price continued listing maintenance requirement.

6. Notes Payable, Net

On January 15, 2016, we entered into a loan and security agreement with Oxford Finance LLC pursuant to which we had the option to borrow $10,000,000 in two equal tranches of $5,000,000 each (the “Loan Agreement”).  The first tranche of $5,000,000 was funded at close on January 15, 2016 (the “Term A Loan”). The option to fund the second tranche of $5,000,000 (the “Term B Loan”) was upon the Company achieving positive interim data on the Phase 1 HuMab-5B1 antibody trial in pancreatic cancer and successfully uplisting to either The NASDAQ Capital Market or NYSE MKT on or before September 30, 2016.  The option for the Term B Loan expired on September 30, 2016. The Company is not pursuing completion of any additional debt financing with Oxford Finance LLC at the present time. The interest rate for the Term A Loan is set on a monthly basis at a rate equal to the greater of the index rate plus 11.29%, where the index rate is the 30-day LIBOR rate, or 11.5%. Interest is due on the first day of each month, in arrears, calculated based on a 360-day year.  The loan is interest only for the first year after funding, and the principal amount of the loan is amortized in equal principal payments, plus period interest, over the next 36 months.  A facility fee of 1.0% or $100,000 was due at closing of the transaction, and was incurred and paid by the Company on January 15, 2016.  The Company is obligated to pay a $150,000 final payment upon completion of the term of the loan, and this amount is being accreted using the effective interest rate method over the term of the loan. The amount being accreted is included in the long-term portion of notes payable, net, on the balance sheet. Each of the term loans can be prepaid subject to a graduated prepayment fee, depending on the timing of the prepayment.

Concurrent with the closing of the transaction, the Company issued a warrant to purchase 75,076 shares of common stock purchase warrants to Oxford Finance LLC with an exercise price of $16.65 per share.  The warrants are exercisable for five years and may be exercised on a cashless basis, and expire on January 15, 2021. The Company recorded $607,338 for the fair value of the warrants as a debt discount within notes payable and an increase to additional paid-in capital on the Company’s balance sheet. We used the Black-Scholes-Merton valuation method to calculate the value of the warrants. The debt discount is being amortized as interest expense over the term of the loan using the effective interest method.

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

The Company was in compliance with all applicable covenants set forth in the Loan Agreement as of December 31, 2017.

The Company recorded interest expense related to the term loan of $929,106 for the year ended December 31, 2017. The annual effective interest rate on the note payable, including the amortization of the debt discounts and accretion of the final payment, but excluding the warrant amortization, is approximately 12.8%.

As of December 31, 2017, the Company has one insurance premium note outstanding with a balance totaling $15,210, which matures in April 2018.  This note bears interest at a rate of 6.7% per annum, and the monthly payments are $3,855.

Future principal payments under the Loan Agreement and insurance premium note as of December 31, 2017 are as follows:

Years ending December 31:
2018	$1,681,888
2019	1,666,667
2020	277,778
Notes payable, balance as of December 31, 2017	3,626,333
Unamortized discount on notes payable	(322,974)
Notes payable, net, balance as of December 31, 2017	3,303,359
Current portion of notes payable, net	(1,681,876)
Long-term portion of notes payable, net	$1,621,483

7. Convertible Preferred Stock, Common Stock and Warrants

At December 31, 2017 and 2016, there were no financial instruments requiring fair value measurement.

Dividends on Preferred Stock

Since the Company’s inception, no dividends were ever declared or paid by the Company’s Board of Directors.

Conversion of Preferred Stock into Common Stock

During 2017 holders of Series D Preferred Stock converted 88,384 shares into 398,131 shares of common stock, holders of Series I Preferred Stock converted 1,170,204 shares into 390,068 shares of common stock, holders of Series J Preferred Stock converted 1,614 shares into 537,874 shares of common stock and holders of Series K Preferred Stock converted 1,850 shares into 61,667 shares of common stock.

Exchange of Series F Preferred Stock, Series G Preferred Stock and Series H Preferred Stock into Series L Preferred Stock

  On October 18, 2017, we entered into exchange agreements (each, an “Exchange Agreement” and collectively, the “Exchange Agreements”) with the holders of all of the Company’s outstanding shares of Series F Preferred Stock, Series G Preferred Stock and Series H Preferred Stock, pursuant to which 665,281 shares of Series F Preferred Stock, 1,000,000 shares of Series G Preferred Stock and 850 shares of Series H Preferred Stock were exchanged for 58,000 newly authorized shares of Series L Preferred Stock convertible into 3,222,223 shares of common stock (the “Conversion Shares”). In connection with the Exchange Agreement the Company became obligated to schedule and hold a special meeting of the stockholders of the Company within 60 days of the date of signing the Exchange Agreement, at which time the Company shall present to its stockholders a proposal for approval of the potential issuance of up to an aggregate of 3,222,223 shares of common stock, in excess of 19.99% of the number of shares of common stock that were issued and outstanding on October 17, 2017, upon the conversion of 58,000 shares of the Series L Preferred Stock issued to the holders pursuant to the Exchange Agreements. On December 1, 2017, the stockholders approved the number of shares underlying the Series L Preferred Stock upon conversion.

On December 21, 2017, following the completion of the exchange of Series L Preferred Stock for all outstanding Series F Preferred Stock, Series G Preferred Stock and Series H Preferred Stock and related documentation, The Company filed with the Secretary of State of the State of Delaware a Certificates of Elimination eliminating from its Amended and Restated Certificate of Incorporation the designation of shares of its preferred stock as Series F Preferred Stock, Series G Preferred Stock and Series H Preferred Stock. As a result, all shares of preferred stock previously designated as Series F, Series G and Series H Preferred Stock were eliminated and returned to the status of authorized but unissued shares of preferred stock, without designation.

Series D Preferred Stock

As of December 31, 2017 and 2016, there were 44,104 and 132,489 shares of Series D Preferred Stock issued and outstanding, respectively. Shares outstanding as of December 31, 2017 and 2016 were convertible into 198,667 and 596,798 shares of common stock, respectively.

As contemplated by the exchange agreements and as approved by the Company’s Board of Directors, the Company filed with the Secretary of State of the State of Delaware a Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (the “Series D Certificate of Designations”), on March 25, 2015. Pursuant to the Series D Certificate of Designations, the Company designated 1,000,000 shares of its blank check preferred stock as Series D Preferred Stock. Each share of Series D Preferred Stock has a stated value of $0.01 per share. In the event of a liquidation, dissolution or winding up of the Company, each share of Series D Preferred Stock will be entitled to a per share preferential payment equal to the par value. Each share of Series D Preferred Stock is convertible into 4.5045 shares of common stock. The conversion ratio is subject to adjustment in the event of stock splits, stock dividends, combination of shares and similar recapitalization transactions. The Company is prohibited from effecting the conversion of the Series D Preferred Stock to the extent that, as a result of such conversion, the holder beneficially would own more than 4.99% (provided that certain investors elected to block their beneficial ownership initially at 2.49% in the exchange agreements), in the aggregate, of the issued and outstanding shares of the Company’s common stock calculated immediately after giving effect to the issuance of shares of common stock upon the conversion of the Series D Preferred Stock. Each share of Series D Preferred Stock entitles the holder to vote on all matters voted on by holders of common stock. With respect to any such vote, each share of Series D Preferred Stock entitles the holder to cast such number of votes equal to the number of shares of common stock such shares of Series D Preferred Stock are convertible into at such time, but not in excess of the beneficial ownership limitations.

Series E Preferred Stock

As of December 31, 2017, and 2016, there were 33,333 shares of Series E Preferred Stock issued and outstanding, convertible into 173,251 shares of common stock.

On March 30, 2015, the Company filed with the Secretary of State of the State of Delaware a Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock (the “Series E Certificate of Designations”) to designate 100,000 shares of its blank check preferred stock as Series E Preferred Stock.

The shares of Series E Preferred Stock are convertible into shares of common stock based on a conversion calculation equal to the stated value of such preferred share, plus all accrued and unpaid dividends, if any, on such share of Series E Preferred Stock, as of such date of determination, divided by the conversion price. The stated value of each share of Series E Preferred Stock is $75 and the initial conversion price is $16.65 per share, each subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar events. In addition, during the period proscribed for in the Series E Certificate of Designations, in the event the Company issues or sells, or is deemed to issue or sell, shares of common stock at a per share price that is less than the conversion price then in effect, the conversion price shall be reduced to such lower price, subject to certain exceptions. The Company is prohibited from effecting a conversion of the share of Series E Preferred Stock to the extent that, as a result of such conversion, such holder would beneficially own more than 4.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the Series E Preferred Stock, which beneficial ownership limitation may be increased by the holder up to, but not exceeding, 9.99%. Each holder is entitled to vote on all matters submitted to stockholders of the Company and shall have the number of votes equal to the number of shares of common stock issuable upon conversion of such holder’s share of Series E Preferred Stock, but not in excess of beneficial ownership limitations. The shares of Series E Preferred Stock bear no interest.

On August 22, 2016, when the Company closed on the August 2016 Public Offering, the current Series E Preferred Stock conversion price of $16.65 per share was reduced to $14.43 per share under the terms of the Series E Certificate of Designations, resulting in an increase in the number of shares of common stock to 173,251 that the Series E Preferred Stock may be converted into. In the event of a liquidation, dissolution or winding up of the Company, each share of Series E preferred stock will be entitled to a per share preferential payment equal to the stated value. There is no further adjustment required by the Series E Certificate of Designations in the event of an offering of shares below $14.43 per share by the Company.

Series F Preferred Stock

As of December 31, 2017, and 2016, there were no shares and 665,281 shares, respectively, of Series F Preferred Stock issued and outstanding. Shares outstanding as of December 31, 2016 were convertible into 221,761 shares of common stock. These shares were exchanged for Series L Preferred Stock in connection with the Exchange Agreement.

On August 16, 2016, we filed a Certificate of Designations, Preferences and Rights of the 0% Series F Convertible Preferred Stock with the Delaware Secretary of State, designating 1,559,252 shares of preferred stock as 0% Series F Preferred Stock. The shares of Series F Preferred Stock were convertible into shares of common stock based on a conversion calculation equal to the stated value of such Series F Preferred Stock, plus all accrued and unpaid dividends, if any, on such Series F Preferred Stock, as of such date of determination, divided by the conversion price. The stated value of each share of Series F Preferred Stock is $4.81 and the initial conversion price is $14.43 per share, each subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar events. In the event of a liquidation, dissolution or winding up of the Company, each share of Series F Preferred Stock was entitled to a per share preferential payment equal to the par value. All shares of the Company’s capital stock were junior in rank to Series F Preferred Stock with respect to the preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding-up of the Company, except for the Company’s Series D Preferred Stock and Series E Preferred Stock.

The holders of Series F Preferred Stock were entitled to receive dividends if and when declared by our Board of Directors. The Series F Preferred Stock had the ability to participate on an “as converted” basis, with all dividends declared on the Company’s common stock. In addition, if we had granted, issued or sold any rights to purchase our securities pro rata to all our record holders of our common stock, each holder was entitled to acquire such securities applicable to the granted purchase rights as if the holder had held the number of shares of common stock acquirable upon complete conversion of all Series F Preferred Stock then held.

We were prohibited from effecting a conversion of the Series F Preferred Stock to the extent that, as a result of such conversion, the holder would beneficially own more than 4.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the Series F Preferred Stock, which beneficial ownership limitation may be increased by the holder up to, but not exceeding, 9.99%. Each holder was entitled to vote on all matters submitted to stockholders of the Company and would have had the number of votes equal to the number of shares of common stock issuable upon conversion of such holder’s Series F Preferred Stock, but not in excess of the beneficial ownership limitations.

Series G Preferred Stock

As of December 31, 2017, and 2016, there were no shares of our Series G Preferred Stock issued and outstanding. On May 19, 2017, we closed a public offering of 1,000,000 shares of newly designated 0% Series G Convertible Preferred stock; however, on October 17, 2017, these shares were exchanged for our Series L Preferred Stock in connection with the Exchange Agreement.

Pursuant to a Series G Preferred Stock Certificate of Designations, on May 15, 2017, we designated 5,000,000 shares of our blank check preferred stock as Series G Preferred Stock, par value of $0.01 per share. The shares of Series G Preferred Stock were convertible into shares of common stock based on a conversion calculation equal to the stated value of the of such Series G Preferred Stock, plus all accrued and unpaid dividends, if any, on such Series G Preferred Stock, as of such date of determination, divided by the conversion price. The stated value of each share of Series G Preferred Stock is $1.75 and the initial conversion price is $5.25 per share, each subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar events.  The holder of a majority of the Series G Preferred Stock had the right to nominate a candidate for the Board, such right to expire on December 31, 2017.

In the event of a liquidation, dissolution or winding up of the Company, each share of Series G Preferred Stock was entitled to a per share preferential payment equal to the par value. All shares of our capital stock were junior in rank to Series G Preferred Stock with respect to the preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding-up of the Company, except for the Company’s Series D Preferred Stock, Series E Preferred Stock and Series F Preferred Stock. The holders of Series G Preferred Stock were entitled to receive dividends if and when declared by our Board of Directors. The Series G Preferred Stock were entitled to participate on an “as converted” basis, with all dividends declared on our common stock.  In addition, if we had granted, issued or sold any rights to purchase our securities pro rata to all our record holders of our common stock, each holder was entitled to acquire such securities applicable to the granted purchase rights as if the holder had held the number of shares of common stock acquirable upon complete conversion of all Series G Preferred Stock then held.

We were prohibited from effecting a conversion of the Series G Preferred Stock to the extent that, as a result of such conversion, the holder would beneficially own more than 4.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the Series G Preferred Stock, which beneficial ownership limitation may be increased by the holder up to, but not exceeding, 9.99%. Each holder was entitled to vote on all matters submitted to stockholders of the Company and would have had the number of votes equal to the number of shares of common stock issuable upon conversion of such holder’s Series G Preferred Stock, but not in excess of the beneficial ownership limitations.

Series H Preferred Stock

As of December 31, 2017 and 2016, there were no shares of our Series H Preferred Stock issued and outstanding. On May 3, 2017 we closed a private placement of 850 shares; however, these shares were exchanged for our Series L Preferred Stock in connection with the Exchange Agreement.

Pursuant to a Series H Preferred Stock Certificate of Designations, on May 3, 2017, we designated 2,000 shares of our blank check preferred stock as Series H Preferred Stock, par value of $0.01 per share. The shares of Series H Preferred Stock were convertible into shares of common stock based on a conversion calculation equal to the stated value of the Series H Preferred Stock, plus the base amount, if any, on such Series H Preferred Stock, as of such date of determination, divided by the conversion price. The stated value of each share of Series H Preferred Stock was $1,000 and the initial conversion price was $5.25 per share, each subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar events.

In the event of a liquidation, dissolution or winding up of the Company, each share of Series H Preferred Stock was entitled to a per share preferential payment equal to the base amount. All shares of our capital stock were junior in rank to Series H Preferred Stock with respect to the preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding-up of the Company other than Series A through G Preferred Stock. The holders of Series H Preferred Stock were entitled to receive dividends if and when declared by our Board of Directors. The Series H Preferred Stock holders were entitled to participate on an “as converted” basis, with all dividends declared on our common stock.  In addition, if we granted, issued or sold any rights to purchase our securities pro rata to all our record holders of our common stock, each holder was entitled to acquire such securities applicable to the granted purchase rights as if the holder had held the number of shares of common stock acquirable upon complete conversion of all Series H Preferred Stock then held.

We were prohibited from effecting a conversion of the Series H Preferred Stock to the extent that, as a result of such conversion, the holder would beneficially own more than 4.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the Series H Preferred Stock, which beneficial ownership limitation may be increased by the holder up to, but not exceeding, 9.99%. Each holder was entitled to vote on all matters submitted to stockholders of the Company, and would have had the number of votes equal to the number of shares of common stock issuable upon conversion of such holder’s Series H Preferred Stock, but not in excess of the beneficial ownership limitations.

Series I Preferred Stock

As of December 31, 2017 and 2016, there were 798,460 and no shares of our Series I convertible preferred stock (the “Series I Preferred Stock”) issued and outstanding and convertible into 266,154 and no shares of our common stock, respectively.

Pursuant to a Series I Preferred Stock Certificate of Designations, on May 26, 2017, we designated 1,968,664 shares of our blank check preferred stock as Series I Preferred Stock, par value of $0.01 per share.

Each share of Series I Preferred Stock has a stated value of $0.01 per share. In the event of a liquidation, dissolution or winding up of the Company, each share of Series I Preferred Stock will be entitled to a per share preferential payment equal to the stated value. Each share of Series I Preferred Stock is convertible into one-third share of common stock. The conversion ratio is subject to adjustment in the event of stock splits, stock dividends, combination of shares and similar recapitalization transactions. The Company is prohibited from effecting the conversion of the Series I Preferred Stock to the extent that, as a result of such conversion, the holder beneficially owns more than 4.99%, in the aggregate, of the issued and outstanding shares of the Company’s Common Stock calculated immediately after giving effect to the issuance of shares of Common Stock upon the conversion of the Series I Preferred Stock (the “Beneficial Ownership Limitation”), which beneficial ownership limitation may be increased by the holder up to, but not exceeding, 9.99%. Each share of Series I Preferred Stock entitles the holder to vote on all matters voted on by holders of Common Stock. With respect to any such vote, each share of Series I Preferred Stock entitles the holder to cast such number of votes equal to the number of shares of Common Stock such shares of Series I Preferred Stock are convertible into at such time, but not in excess of the Beneficial Ownership Limitation.

Series J Preferred Stock

As of December 31, 2017, and December 31, 2016, there were 773 and no shares of our Series J Preferred Stock issued and outstanding and convertible into 257,577 and no shares of our common stock, respectively.

On August 14, 2017, the Company filed a Certificate of Designations, Preferences and Rights of the 0% Series J Convertible Preferred Stock with the Delaware Secretary of State, designating 3,400 shares of preferred stock as Series J Preferred Stock. The shares of Series J Preferred Stock are convertible into shares of common stock based on a conversion calculation equal to the stated value of the Series J Preferred Stock, plus all accrued and unpaid dividends, if any, on such Series J Preferred Stock, as of such date of determination, divided by the conversion price. The stated value of each share of Series J Preferred Stock is $550 and the initial conversion price is $1.65 per share, each subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar events.

For so long as the holder has Series J Preferred Stock, if the Company sells, or is deemed to have sold, common stock, or common equivalent shares, for consideration per share less than the conversion price in effect immediately prior to the issuance (the “Lower Issuance Price”), then the conversion price in effect immediately prior to such issuance will be adjusted to the Lower Issuance Price, provided however the Lower Issuance Price shall not be less than $0.03.

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

Series K Preferred Stock

As of December 31, 2017 and 2016, there were 63,150 and no shares, respectively, of our Series K convertible preferred stock (“Series K Preferred Stock”) issued and outstanding and convertible into 2,105,000 and no shares of our common stock, respectively.

On August 14, 2017, the Company filed a Certificate of Designations, Preferences and Rights of the Series K Convertible Preferred Stock with the Delaware Secretary of State, designating 65,000 shares of preferred stock as Series K Preferred Stock. The shares of Series K Preferred Stock are convertible into shares of common stock based on a conversion calculation equal to the stated value of the Series K Preferred Stock divided by the conversion price. The stated value of each share of Series K Preferred Stock is $0.01 and the initial conversion price is $0.0003 per share, each subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar events.

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

Series L Preferred Stock

As of December 31, 2017 and 2016, there were 58,000 and no shares of our Series L Preferred Stock issued and outstanding and convertible into 3,222,223 and no shares of our common stock, respectively.

On October 16, 2017, we filed a Certificate of Designations, Preferences and Rights of the 0% Series L Convertible Preferred Stock (the "Series L Certificate of Designation") with the Delaware Secretary of State, designating 58,000 shares of preferred stock as Series L Preferred Stock. On October 18, 2017, we filed a Certificate of Correction to the Series L Certificate of Designation to include a sentence that was inadvertently omitted.

The shares of Series L Preferred Stock are convertible into shares of common stock based on a conversion calculation equal to the stated value of the Series L Preferred Stock, plus all accrued and unpaid dividends, if any, on such Series L Preferred Stock, as of such date of determination, divided by the conversion price. The stated value of each share of Series L Preferred Stock is $100 and the initial conversion price is $1.80 per share, each subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar events.

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

Holders of Series L Preferred Stock will be entitled to a preferential payment of cash per share equal to the greater of 100% of the base amount representing the sum of the stated value and any unpaid dividends, or the Base Amount, on the date of payment or the amount per share had the holders converted such preferred shares immediately prior to the date of payment upon the liquidation, dissolution or winding up of the affairs of the Company, or a consolidation or merger of the Company with or into any other corporation or corporations, or a sale of all or substantially all of the assets of the Company, or the effectuation by the Company of a transaction or series of transactions in which more than 50% of the voting shares of the Company is disposed of or conveyed.

Warrants Issued in Connection with April 2015 Private Placement

As of December 31, 2017, there were no warrants outstanding in connection with the April 2015 Private Placement as all of the warrants expired on October 10, 2017. As of December 31, 2016, there were warrants outstanding to purchase 268,454 shares of common stock at $33.30 per share.

The warrants priced at $33.30 and $6.00 per share were remaining from our private offering in March and April 2015 (the “April 2015 Private Placement”) in which we sold $8,546,348 worth of units (the “Units”), net of $668,150 in issuance costs, of which $2,500,000 of the Units consisted of Series E Preferred Stock and the balance consisted of 553,424 shares of common stock, together with warrants to all investors to purchase 351,787 shares of common stock at $33.30 per share.  Each Unit was sold at a purchase price of $16.65 per Unit. OPKO Health, Inc., the lead investor in the April 2015 Private Placement, purchased $2,500,000 worth of Units consisting all the shares of the Series E Preferred Stock.

 In connection with the May 2017 Public Offering, the Company had agreed to amend the terms of a portion of the outstanding warrants, or warrants to purchase 108,108 shares of common stock that had an exercise price of $33.30 per share, such that the amended warrants shall have an exercise price of $6.00 per share and no cashless exercise feature, for those investors who made a certain minimum required investment to qualify for repricing. After the repricing, the stock price never reached above $6.00 in order for the warrants to be exercised prior to the expiration date of October 10, 2017.

Warrants Issued in Connection with October 2015 Public Offering

As of December 31, 2017 and 2016, there were warrants outstanding to purchase 56,307 shares of common stock at $29.31 per share in connection with a public offering on October 5, 2015.

The warrants at $29.31 per share were issued in connection with our public offering on October 5, 2015, which consisted of 112,613 shares of common stock and warrants to purchase 56,307 shares of common stock, at an offering price of $2.71 per share.  For every two shares of common stock sold, the Company issued one warrant to purchase one share of common stock.  We received $2,750,000 in gross proceeds, before underwriting discounts and commissions and offering expenses totaling approximately $586,608. The shares and warrants were separately issued and sold in equal proportions. The warrants are immediately exercisable, expire September 30, 2018, and have an exercise price of $29.31 per share.  The warrants are not listed on any securities exchange or other trading market.

Warrants Issued in Connection with August 2016 Public Offering

As of December 31, 2017, there were warrants outstanding to purchase 145,444 shares of common stock at $16.65 per share and 145,444 shares of common stock at $18.87 per share. As of December 31, 2016, there were warrants outstanding to purchase 654,107 shares of common stock at $16.65 per share and 654,107 shares of common stock at $18.87 per share.

The warrants at $16.65 per share and $18.87 per share were issued on August 22, 2016, in connection with a public offering of 432,346 shares of common stock and 665,281 shares of Series F preferred stock, and warrants to purchase 654,107 shares of common stock at $16.65 per share and warrants to purchase 654,107 shares of common stock at $18.87 per share, at an offering price of $14.43 per share.  For every share of common stock or Series F preferred stock sold, we issued one warrant to purchase one-third share of common stock at $16.65 per share and one warrant to purchase one-third share of common stock at $18.87 per share.  We received $9,438,753 in gross proceeds, before underwriting discounts and commissions and offering expenses totaling $871,305. The gross proceeds include the underwriter’s over-allotment option, which it exercised on the closing date.

August 22, 2016 Public Offering

On August 22, 2016, we closed a public offering of 432,346 shares of common stock and 665,281 shares of Series F Preferred Stock convertible into 221,761 shares of common stock, and warrants to purchase 654,107 shares of common stock at $16.65 per share and warrants to purchase 654,107 shares of common stock at $18.87 per share, at an offering price of $14.43 per share.  For every one-third share of common stock or Series F Preferred Stock sold, we issued one warrant to purchase one-third share of common stock at $16.65 per share and one warrant to purchase one-third share of common stock at $18.87 per share.  We received $9,438,753 in gross proceeds, before underwriting discounts and commissions and offering expenses totaling $871,305. The gross proceeds include the underwriter’s over-allotment option, which they exercised on the closing date.

May 3, 2017 Private Placement

On May 3, 2017, we entered into separate subscription agreements with accredited investors pursuant to which we sold an aggregate of $850,000, or 850 shares, of Series H Preferred Stock, at a stated value of $1,000 per share, before offering costs of $29,429, in the May 2017 Private Placement. The shares of Series H Preferred Stock are convertible into shares of common stock based on a conversion calculation equal to the stated value of the Series H Preferred Stock, plus the base amount, if any, on such Series H Preferred Stock, as of such date of determination, divided by the conversion price. The conversion price is $5.25 per share, after adjusting for the Continued Listing Reverse Split, and subject to further adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar events.

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

The shares were offered and sold solely to “accredited investors” in reliance on the exemption from registration afforded by Rule 506 of Regulation D and Section 4(a)(2) of the Securities Act. On the closing date, we entered into registration rights agreements with each of the investors, pursuant to which we agreed to undertake to file a registration statement to register the resale of the shares within thirty (30) days following the closing date, to cause such registration statement to be declared effective by the Securities and Exchange Commission (“SEC”) within sixty (60) days of the closing date and to maintain the effectiveness of the registration statement until all of such shares have been sold or are otherwise able to be sold pursuant to Rule 144 under the Securities Act, without any restrictions.

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

May 19, 2017 Public Offering

On May 19, 2017, we closed a public offering of 447,620 shares of common stock and 1,000,000 shares of newly designated 0% Series G Convertible Preferred Stock, or Series G Preferred Stock, at $5.25 per share of common stock and Series G Preferred Stock, or the May 2017 Public Offering.  The Series G Preferred Stock is initially convertible into 333,334 shares of common stock, subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar events and was purchased by certain existing investors of the Company who, as a result of their purchases of common stock, would hold in excess of 4.99% of our issued and outstanding common stock. We received $4,100,000 in gross proceeds, before estimated underwriting discounts, commissions and offering expenses of $416,217.

The May 2017 Public Offering was consummated pursuant to an underwriting agreement that we signed on May 15, 2017, with Laidlaw & Company (UK) Ltd. (“Laidlaw”), as underwriter (the “Underwriter”) pursuant to which, among other things, we agreed to issue and sell to the Underwriter, and the Underwriter agreed to purchase from us, in an underwritten public offering, an aggregate of 447,620 shares of common stock and 1,000,000 shares of Series G Preferred Stock. We granted the Underwriters an option for a period of up to 45 days from the date of our prospectus to purchase up to an aggregate of 67,143 additional shares of our common stock at the public offering price of $5.25 per share, less the underwriting discount, solely to cover overallotments, which was not exercised.

In connection with the May 2017 Public Offering, we agreed with the lead investor of the August 2016 Public Offering (the “Lead Investor”) pursuant to a Letter Agreement, dated May 18, 2017, to issue inducement shares (the “May 2017 Inducement Shares”) to the investors in the August 2016 Public Offering (the “August 2016 Investors”), as incentive shares to those investors to make a minimum required investment in this public offering of at least 50% of their investment in the $9,400,000 August 2016 Public Offering, or the Minimum Required Investment, and who still hold 100% of the shares of common stock previously acquired. Such August 2016 Investors shall be entitled to receive their pro rata share of 966,667 shares, after the Lead Investor in this offering receives the first 10%. For the August 2016 Investors who purchased Series F Preferred Stock and made the Minimum Required Investment and who still held 100% of the shares of Series F Preferred Stock at the closing of the May 2017 Public Offering, they may, instead of receiving a pro rata share of the 870,000 shares remaining after the Lead Investor receives the first 96,667 shares, elect to receive their May 2017 Inducement Shares in the form of a new Series I Preferred Stock to be created with similar rights as currently exist in the Series G Preferred Stock. The stated value of each share of Series I Preferred Stock will be $0.01 and the conversion rate shall be one-third share of common stock for one share of Series I Preferred Stock, each subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar events. In the event of a liquidation, dissolution or winding up of the Company, each share of Series I Preferred Stock will be entitled to a per share preferential payment equal to the par value, or $0.01 per share. All shares of the Company’s capital stock will be junior in rank to the Series I Preferred Stock at the time of creation, with respect to the preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding-up of the Company, except for the Company’s Series D Preferred Stock, Series E Preferred Stock, Series F Preferred Stock, Series G Preferred Stock, and Series H Preferred Stock.

Also in connection with the May 2017 Public Offering, for these August 2016 Investors to receive the May 2017 Inducement Shares, each of them must also agree to the cancellation of the warrants issued to them in the August 2016 Public Offering. Investors in the Company’s 2015 private offering that invest at least 25% of their original investment from such private financing in the May 2017 Public Offering and still hold 100% of their common stock or Series E preferred stock from the private 2015 financing also must agree to amend the terms of their outstanding warrants that currently have an exercise price of $33.30 per share, such that the amended warrants shall have an exercise price of $6.00 per share and no cashless exercise feature (as amended, the “Inducement Amended Warrants”). The Company agreed with the Lead Investor to register for resale on a registration statement all the May 2017 Inducement Shares and shares of common stock underlying the Inducement Amended Warrants, and to issue the May 2017 Inducement Shares to each investor meeting the investment and ownership terms described above.

Based on the closing of the May 2017 Public Offering, and election of certain prior investors who made the Minimum Required Investment and elected to take Series I Preferred Stock upon its creation, 310,446 May 2017 Inducement Shares of common stock were issued and 1,968,664 May 2017 Inducement Shares were issued in the form of Series I Preferred Stock convertible into 656,222 shares of common stock that was created following the closing of the May 2017 Public Offering and issued following verification with each investors that the terms of the May 2017 Inducement Shares have been met. The Company recorded a deemed dividend of $5,220,000 in June 2017 in connection with issuing the May 2017 Inducement Shares.

Additionally, in connection with participation by the April 2015 investors in the May 2017 Public Offering, the Company revised the exercise price for warrants to purchase 30,033 shares of common stock from $33.30 to $6.00 per warrant share and recorded a deemed dividend of $19,413 also in June 2017. In August 2017, the Company revised the exercise price for warrants to purchase an additional 75,075 warrants from $33.30 to $6.00 per warrant share for the July 2017 Private Placement. The impact of the repricing of the additional warrants was immaterial as the stock price on the date of repricing was $2.10, with a volatility index in the neighborhood of 85%, and were expiring in 69 days. The warrants expired on October 10, 2017, unexercised.

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
Board Compensation
The Company is obligated to issue an aggregate of 350,000 options to certain employees and members of the Board, at a price not less than $6.00 per share, and 16,667 options to each other Board member at the current market price in connection with this offering. The options shall be issued pursuant to the Company’s option plan and are subject to the requisite approvals and subject to availability under the plan. To the extent we need to increase the number of shares available under such plan, we will need the approval of our Board and Stockholders.  All Board fees will be waived for 2017.

Funds Held in Escrow	$500,000 of the funds from this offering will be held in escrow and released to one or more investor relations services acceptable to the Company following the closing of this offering.

Additionally we granted the Lead Investor in the May 2017 Public Offering certain rights to approve future (i) issuances of our securities, (ii) equity or debt financings and (iii) sales of any development product assets currently held by us, subject to certain exceptions, if such securities are sold at price below $7.50 per share and for as long as the Lead Investor in the offering holds 50% or more of the shares of Series G Preferred Stock purchased by the Lead Investor in this offering (the “May 2017 Consent Right”). All other prior consent rights of the Lead Investor have been superseded by the May 2017 Consent Right.

For the period from the May 2017 Public Offering to December 31, 2017, the Company incurred approximately $729,772 in expenses related to outside investor relations services fulfilling the Company’s obligation for spending on investor relations. The Lead Investor elected not to hold the funds in escrow. Further, two Board members have resigned, which achieves one of the conditions of the Lead Investor. The Company adjusted the Board compensation per the May 2017 Letter Agreement but did not nominate a new Board member nor did it hire a new C-level executive in light of limited amount of cash available to the Company.

July 27, 2017 Private Placement

On July 27, 2017, we entered into a subscription agreement with an accredited investor pursuant to which we agreed to sell 50,715 restricted shares of common stock for $125,000 (the “July 2017 Private Placement”). As part of the transaction, the Company agreed to reprice the investor’s warrant to purchase 75,075 shares of common stock from $33.30 to $6.00 per warrant share and remove the cashless exercise feature. The transaction closed on August 2, 2017.  The impact of repricing the warrants to $6.00 a share, which took effect on August 2, 2017, was immaterial, as the stock price on the date of the closing of the transaction was $2.10 and the warrants at $6.00 a share, and expired on October 10, 2017, unexercised.

August 11, 2017 Registered Direct Offering

On August 11, 2017, we entered into securities purchase agreements to sell 2,386.36 shares of Series J Preferred Stock with a stated value of $550 per share (the “August 2017 Offering”).  The Series J Preferred Stock is convertible into common stock at $1.65 per share, subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar events and was purchased by certain existing investors of the Company (the “Prior Investors”). The total amount of the securities purchase agreements amounted to approximately $1,312,500, before offering expenses of $123,083. The Certificate of Designation for the Series J Preferred Stock includes a 4.99% beneficial ownership conversion blocker, a 19.99% blocker provision to comply with The NASDAQ Capital Market rules until stockholders have approved any or all shares of common stock issuable upon conversion of the Series J Preferred Stock, which was approved in a special meeting of stockholders on October 2, 2017 (the “October 2017 Special Meeting”), and a 125% liquidation preference. All shares of the Company’s capital stock will be junior in rank to the Series J Preferred Stock at the time of creation, with respect to the preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding-up of the Company, except for the Company’s Series D Preferred Stock, Series E Preferred Stock, Series F Preferred Stock, Series G Preferred Stock, Series H Preferred Stock, and Series I Preferred Stock.

In connection with the August 2017 Offering, we agreed with the Lead Investor pursuant to a letter agreement dated August 9, 2017 (the “August 2017 Letter Agreement”), whereby the Lead Investor together with certain other investors would purchase an aggregate of $2,350,000 in a financing, and the Company would issue incentive shares in the form of newly designated shares of Series K Convertible Preferred Stock (the “Series K Preferred Stock”) convertible into an aggregate of 2,166,667 shares of common stock (the “August 2017 Inducement Shares”) to be distributed to Prior Investors, as directed by the Lead Investor, as an incentive to invest in the August 2017 Offering. The Company established 65,000 shares of the new Series K Preferred Stock, and the Lead Investor allocated the Series K Preferred Stock to Prior Investors. The holders were able to convert the Series K Preferred Stock into 2,166,667 shares of common stock after obtaining stockholder approval, which was completed in the October 2017 Special Meeting. The stated value of each share of Series K Preferred Stock is $0.01 and the conversion rate is the stated value of $0.01 divided by 0.0003, or approximately 33.33 shares of common stock upon conversion of one (1) share of Series K Preferred Stock, each subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar event, and have a 4.99% beneficial ownership conversion blocker. In the event of a liquidation, dissolution or winding up of the Company, each share of Series K Preferred Stock will be entitled to a per share preferential payment equal to the par value, or $0.01 per share. All shares of the Company’s capital stock will be junior in rank to the Series K Preferred Stock at the time of creation, with respect to the preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding-up of the Company, except for the Company’s Series D Preferred Stock, Series E Preferred Stock, Series F Preferred Stock, Series G Preferred Stock, Series H Preferred Stock, Series I Preferred Stock and Series J Preferred Stock. The Company recorded a deemed dividend of $3,120,000 in August 2017 in connection with issuing the August 2017 Inducement Shares.

The August 2017 Letter Agreement also specified the following:

●
That the Company files a proxy statement for a special meeting of stockholders within 10 days of closing the August 2017 Offering. Proposals shall include (i) an amendment to the Company’s Certificate of Incorporation to effect a reverse stock split of its issued and outstanding common stock by a ratio of not less than one-for-two and not more than one-for-twenty at any time prior to one year from the date of the special meeting, with the exact ratio to be set at a whole number within this range as determined by the Board of Directors, (ii) the issuance of securities in one or more non-public offerings where the maximum discount at which securities will be offered will be equivalent to a discount of 30% below the market price of the common stock, as required by and in accordance with Nasdaq Marketplace Rule 5635(d), (iii) the issuance of securities in one or more non-public offerings where the maximum discount at which securities will be offered will be equivalent to a discount of 20% below the market price of the Common Stock, as required by and in accordance with Nasdaq Marketplace Rule 5635(d), (iv) the issuance of the Series J Conversion Shares and (v) the issuance of the August 2017 Inducement Shares.

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

In connection with the Lead Investor’s and Company’s obligations under the August 2017 Letter Agreement, neither party completed all of its obligations as of December 31, 2017. Further, there are no financial penalties or repercussions to either party for nonperformance that would lead to a materially adverse impact on the Company's financial statements.

In order to meet The NASDAQ Capital Market rules in the August 2017 Offering, we were not obligated to issue any shares of common stock upon conversion of the Series J Preferred Stock which would cause the Company to breach our obligations under the rules and regulations of The NASDAQ Capital Market, which limit the aggregate number of shares issued at a discount to market at 19.99% of the number of shares outstanding on the closing date of the August 2017 Offering, except that such limitation shall not apply in the event that we obtain the approval of our stockholders as required by the applicable rules of The NASDAQ Capital Market for issuances of common stock in excess of such amount. Similarly, none of the Series K Preferred Stock could be converted into common stock until we obtain the approval of our stockholders. At the October 2017 Special Meeting, we obtained approval to issue shares of common stock underlying all of the Series J Preferred Stock and the Series K Preferred Stock upon conversion.

September 11, 2017 Registered Direct Offerings

On September 11, 2017, we entered into an agreement to sell 1,333,334 shares of common stock at $1.50 a share for gross proceeds of approximately $2.0 million, before offering expenses of $142,639. The shares were offered and sold to certain accredited investors in a registered direct offering. Laidlaw acted as placement agent for the offering.

On September 22, 2017, we entered into a subscription agreement with select accredited investors relating to the Company’s registered direct offering, issuance and sale of 672,043 shares of the Company’s common stock, $0.01 par value per share. The purchase price per share was $1.86. The total amount of the subscription agreements amounted to $1,250,000, before expenses of $14,000.

October 10, 2017 Registered Direct Offering

On October 10, 2017, we entered into a subscription agreement with select accredited investors relating to the Company’s registered direct offering, issuance and sale of 256,410 shares of the Company’s common stock, $0.01 par value per share. The purchase price per share was $1.95. The total amount of the subscription agreements amounted to $500,000, before expenses of $3,750.

Grant of Restricted Shares

Ravetch Grant

On April 4, 2015, the Board of Directors approved the issuance of an additional restricted stock award of 5,924 shares to Jeffrey Ravetch, M.D., Ph. D, who is one of the Company’s Board members.  This award is for future services covering at least a one-year period. The award was granted in addition to the prior award to Dr. Ravetch on April 2, 2015 of (i) 1,543 restricted shares and (ii) options to purchase 1,543 shares of common stock with an exercise price of $51.06 per share, for a total grant of 9,010 restricted shares and options. As the 5,924 shares granted were fully vested upon grant and the Company has no legal recourse to recover the shares in the event of nonperformance, the Company recognized the grant date fair value of the shares as consulting expense upon grant during the second quarter of 2015.

Consultant Grants

On April 5, 2015, the Company entered into consulting agreements with two investor relations consultants to provide relations services to the Company in consideration for an immediate grant of 13,514 shares of the Company’s restricted common stock and a monthly cash retainer of $12,000 a month for ongoing services for a period of one year. The consultants also received an additional 9,009 shares of the Company’s restricted common stock upon the Company’s achieving a milestone based on its fully-diluted market capitalization. As the shares granted were fully vested upon grant and the Company has no legal recourse to recover the shares in the event of nonperformance, the Company recognized the grant date fair value of the 13,514 shares or $690,000, as investor relations expense upon grant during the second quarter of 2015. The performance condition for the 9,009 shares became probable and the market capitalization metric was met during the second quarter; therefore, the Company recognized an additional $460,000 of expense during the second quarter of 2015.

Also during 2015, the Board of Directors approved the issuance of restricted stock awards to two other consultants totaling 5,406 shares with vesting terms ranging from one to three years, valued from $39.30 to $47.28 per share.  The Company is expensing each of the grant date fair value of the awards over the performance period for the award, which will be re-measured at the end of each quarter until the performance is complete. As of December 31, 2016, the Company expensed $32,569 related to these grants. As of December 31, 2016, the expected future compensation expense related to these grants is $24,571 based upon the Company’s stock price on December 31, 2016.

On January 13, 2016, the Board of Directors approved the issuance of 4,505 shares of restricted stock valued at $64,000 to a consultant for advisory services to the Company that was fully recognized upon issuance.

On September 1, 2016, the Board of Directors approved the issuance of 7,377 shares of common stock with a date of issuance fair value of $100,000 to an investor relations consulting firm. In exchange for the shares granted and a monthly retainer, the consulting firm will perform investor relations services on behalf of the Company. As the shares granted were fully vested upon grant and the Company has no legal recourse to recover the shares in the event of nonperformance, the Company recognized the grant date fair value of the 7,377 shares of $100,000 as investor relations expense upon grant during the third quarter of 2016.

On February 10, 2017, we entered into a consulting agreement with MDM Worldwide, pursuant to which MDM Worldwide began providing investor relations services to the Company in consideration for an immediate grant of 6,667 shares of the Company’s common stock and a monthly cash retainer of $10,000 a month for ongoing services for a period of one year. As the shares granted were fully vested upon grant and the Company has no legal recourse to recover the shares in the event of nonperformance, the Company recognized the grant date fair value of the 6,667 shares, or $56,600, as investor relations expense upon grant during the first quarter of 2017. The consulting agreement with MDM Worldwide was amended on October 12, 2017 to increase their monthly retainer to $12,500 a month for ongoing services payable immediately upon signing the agreement and an immediate grant of 13,334 shares. As the shares granted were fully vested upon grant and the Company has no legal recourse to recover the shares in the event of nonperformance, the Company recognized the grant date fair value of the 13,334 shares, or $30,400, as investor relations expense upon grant during the last quarter of 2017.

On March 7, 2017, we entered into a consulting agreement with Jenene Thomas Communications, pursuant to which Jenene Thomas Communications began providing investor relations services to the Company on April 1, 2017. In consideration for the services, we began paying a monthly cash retainer of $12,500. Additionally, we issued 6,667 restricted shares of common stock on April 1, 2017, to be vested at 1,667 per quarter over the four quarters of services under the agreement beginning April 1, 2017. The shares granted vest over a one-year period over which the services are performed and, as such, will be amortized over the same period beginning in April 1, 2017. For the year ended December 31, 2017, we have recognized $13,700, in general and administrative expenses related to this arrangement in common stock for services.

On May 24, 2017, we issued 15,525 restricted shares of common stock for legal services in connection with the May 2017 Private Offering, on August 21, 2017 we issued 32,961 restricted shares of common stock for legal services in connection with the May 2017 Public Offering, on September 14, 2017, we issued 33,334 restricted shares of common stock for legal services and 33,334 restricted shares of common stock for due diligence services in connection with the September 11, 2017 registered direct offering and also on September 22, 2017 we issued 4,849 restricted shares of common stock for legal services in connection with the September 22, 2017 Registered Direct Offering. The total common stock value for these shares issued were $201,470.

During the month of October 2017, we issued an aggregate of 138,334 shares of restricted common stock valued at $306,650 based on the closing market prices ranging from $1.89 to $2.34, depending on the date of issuance, to different investor relations services firms or individuals in connection with providing investor relations services to the Company. All of the shares were fully vested on the date of issuance.

8. Related Party Transactions

On April 1, 2016, the Company entered into a two-year consulting agreement with Jeffrey Ravetch, M.D., Ph.D., a Board member at the time, for work beginning January 1, 2016 through December 31, 2017, at a rate of $100,000 a year, in support of scientific and technical advice on the discovery and development of technology and products for the Company primarily related to monoclonal antibodies, corporate development, and corporate partnering efforts.  In April 2016, the Company paid Dr. Ravetch $100,000 for services to be performed in 2016, and paid quarterly thereafter beginning January 1, 2017. On November 3, 2016, the Company granted 5,834 stock options at an exercise price of $11.25 to Jeffrey Ravetch, M.D., Ph.D., a Board member, for his ongoing consulting services to the Company. The option award vests over a three-year period. Dr. Ravetch resigned from the Board on August 3, 2017, although he continued under the consulting agreement subsequent to his resignation.

On May 19, 2017, the Company granted each director, other than J. David Hansen, Jeffrey Ravetch, a Board member at the time, and Philip Livingston, 16,667 options at market price, $5.40 on May 19, 2017, with immediate vesting for their continuing service to the Company, in exchange for giving up their Board fees for the remainder of the year. J. David Hansen and Jeffrey Ravetch were each granted 166,667 options and Philip Livingston was granted 16,667 options each at $6.00 exercise price per share with immediate vesting and no performance obligations. Options granted to J. David Hansen, CEO and Philip Livingston were granted as a condition of the May 2017 financing transaction. The 150,000 options granted to Dr. Ravetch in addition to the 16,667 options granted to other non-employee members of the Company’s Board of Directors were in recognition of the additional value provided by Dr. Ravetch as a scientific expert. During the year ended December 31, 2017, the Company recorded $1,480,089 in stock-based compensation expense in general and administration expenses, related to these grants.

9. Stock-based Compensation

Stock Incentive Plan

In September 2008, the Company’s stockholders approved the 2008 Stock Incentive Plan (the “2008 Plan”) which became effective in September 2008 and under which 2,951 shares of the Company’s common stock were initially reserved for issuance to employees, non-employee directors and consultants of the Company. In November 2012, the Company increased the authorized shares under the plan to 7,023. On February 14, 2013, the 2008 Plan terminated and no further grants of equity may be made thereunder.

In June 2014, MabVax Therapeutics Inc.’s stockholders approved the amended 2014 Stock Incentive Plan (the “2014 Plan”) which became effective and was adopted by the Company in the Merger in July 2014. The 2014 Plan authorized the issuance of up to 15,831 shares, 6,847 of which are contingent upon the forfeiture, expiration or cancellation of the 2008 Reserved Shares.

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

Amendment of Equity Incentive Plan

On March 31, 2015, the Company approved a Second Amended and Restated 2014 Employee, Director and Consultant Equity Incentive Plan (the “Plan”), effective as of and contingent upon the consummation of the initial closing of the April Private Placement, to increase the number of shares reserved for issuance under the Plan from 7,121 to 376,613 shares of common stock. Additional changes to the Plan include:

●
An “evergreen” provision to reserve additional shares for issuance under the Plan on an annual basis commencing on the first day of fiscal 2016 and ending on the second day of fiscal 2024, such that the number of shares that may be issued under the Plan shall be increased by an amount equal to the lesser of: (i) 360,361 or the equivalent of such number of shares after the administrator, in its sole discretion, has interpreted the effect of any stock split, stock dividend, combination, recapitalization or similar transaction in accordance with the Plan; (ii) the number of shares necessary such that the total shares reserved under the Plan equals (x) 15% of the number of outstanding shares of common stock on such date (assuming the conversion of all outstanding shares of Preferred Stock (as defined in the Plan) and other outstanding convertible securities and exercise of all outstanding warrants to purchase common stock) plus (y) 10,316; and (iii) an amount determined by the Board.
●
Provision that no more than 135,136 shares may be granted to any participant in any fiscal year.

●
Provisions to allow for performance based equity awards to be issued by the Company in accordance with Section 162(m) of the Internal Revenue Code.

●
On September 22, 2016, the Board of Directors ratified an automatic increase in the number of shares reserved for issuance under the Plan, increasing the total shares reserved from 376,613 to 402,769 shares of common stock, under the annual evergreen provision for the Plan.

On January 1, 2017, the Board of Directors ratified an automatic increase in the number of shares reserved for issuance under the Plan, effective January 1, 2017, increasing the total shares reserved from 402,769 to 719,784 shares of common stock, under the annual evergreen provision for the Plan, plus a fixed amount of 10,315.

On June 12, 2017, the Company’s stockholders at its annual meeting approved a proposal to increase the number of shares reserved for issuance under the Plan, increasing the total shares reserved under the Plan from 709,469 (including the fixed amount of 10,315) to 1,376,136, and increasing the number of shares that may be granted to any participant in any fiscal year to 300,000, from 135,136.

On October 2, 2017, in a special meeting of stockholders, the Company received approval of the Fifth Amended and Restated MabVax Therapeutics Holdings, Inc. 2014 Employee, Director and Consultant Equity Incentive Plan (the “Plan”), including an increase in the shares of common stock reserved for issuance under the Plan from 1,376,136 to 2,042,802 shares.

On December 1, 2017, in a special meeting of stockholders, the Company received approval to increase the number of shares reserved for issuance under the Plan, increasing the total shares reserved under the Plan from 2,042,802 to 3,376,136.

Stock-based Compensation

Total estimated stock-based compensation expense, related the Company’s stock-based payment awards recognized under ASC 718, “Compensation—Stock Compensation” and ASC 505, “Equity,” was comprised of the following:

	Years Ended December 31,
	2017	2016
Research and development	$1,570,809	$1,192,126
General and administrative	5,276,122	3,211,152
Total stock-based compensation expense	$6,846,931	$4,403,278

Stock-based Award Activity

 The following table summarizes the Company’s stock option activity for the years ended December 31, 2017 and 2016:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2015	141,910	$51.90
Granted	149,871	15.39
Exercised	—	—
Forfeited/cancelled/expired	(7,936)	44.15
Outstanding and expected to vest at December 31, 2016	283,845	$32.84
Granted	715,588	7.00
Exercised	—	—
Forfeited/cancelled/expired	(45,496)	22.02
Outstanding and expected to vest at December 31, 2017	953,937	$13.97
Vested and exercisable at December 31, 2017	605,822	$13.37

Stock options granted to employees generally vest over a three-year period with one third of the grants vesting at each one-year anniversary of the grant date. During 2016, the Company granted 149,871 options to its directors, officers, employees with a weighted average exercise price of $15.39 and vesting over a three-year period with vesting starting at the one-year anniversary of the grant date. During 2017, the Company granted 715,588 options to its directors, officers, employees with a weighted average exercise price of $7.00 and vesting over a three-year period with vesting starting at the one-year anniversary of the grant date except for the 433,334 options issued to the Company’s directors and officers in May 2017 which were fully vested upon issuance.

The total unrecognized compensation cost related to unvested stock option grants as of December 31, 2017 was $1,932,026 and the weighted average period over which these grants are expected to vest is 1.6 years. The Company has elected to account for forfeitures as they occur and reverse compensation cost as forfeitures occur. The weighted average remaining contractual life of stock options outstanding at December 31, 2017 and 2016 is 8.90 years and 8.82 years, respectively.

A summary of activity related to restricted stock grants under the Plan for the years December 31, 2017 and 2016 is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2015	103,646	$50.54
Granted	—	—
Vested	(35,155)	50.54
Forfeited	—	—
Non-vested at December 31, 2016	68,491	50.54
Granted	840,222	1.89
Vested	(34,252)	48.65
Forfeited	(42,235)	2.10
Non-vested at December 31, 2017	832,226	$3.88

There were no shares of restricted stock issued during the year ended 2016; however, 35,155 restricted stock units have vested relating to restricted stock units granted in 2015 to directors, officers, employees and consultants. During 2017, 34,252 shares of restricted stock units vested upon the one-year anniversary of restricted stock units granted to the Company’s directors and officers.  Accordingly, 21,464 shares were issued and the Company withheld 11,283 shares for the employee portion of taxes and remitted $177,823 to the tax authorities in order to satisfy tax liabilities related to this issuance on behalf of the officers.  In July and August of 2016, 2,403 shares were issued to outside consultants upon vesting of previously issued restricted stock units. As of December 31, 2016, there were 68,491 non-vested restricted stock units remaining outstanding.

During the year ended December 31, 2017, 840,222 shares of restricted stock units were issued to directors, officers, employees and consultants which will vest in January 2018 and 34,252 restricted share units have vested relating to restricted stock units granted in 2015 to directors, officers, employees and consultants. As of December 31, 2017, there were 832,226 non-vested restricted stock units remaining outstanding.

During the year ended December 31, 2017, the Company has recognized $1,381,969 in stock based compensation expense related to restricted stock units. As of December 31, 2017, and 2016, unamortized compensation expense related to restricted stock grants amounted to $530,232 and $2,214,859, which is expected to be recognized over a weighted average period of .02 and 2.27 years, respectively.

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

	Years Ended December 31,
	2017	2016
Risk-free interest rate	1.5 to 2.0%	0.9 to 1.4%
Dividend yield	0%	0%
Expected volatility	73 to 85%	71 to 86%
Expected life of options, in years	1.61 to 6.0	1.61 and 6.0
Weighted average grant date fair value	$1.53	$3.16

Because the Company had a net operating loss carryforward as of December 31, 2017 and 2016, no tax benefits for the tax deductions related to stock-based compensation expense were recognized in the Company’s consolidated statements of operations. Additionally, there were no stock option exercises in the corresponding period of 2017.

Management Bonus Plan and Compensation for Non-Employee Directors

On February 16, 2016, our Compensation Committee approved a new management bonus plan outlining maximum target bonuses of the base salaries of certain of our executive officers. Under the terms of this 2016 management bonus plan, the Company's Chief Executive Officer shall receive a maximum target bonus of up to 50% of his annual base salary, and the Chief Financial Officer and each of the Company's Vice Presidents shall receive a maximum target bonus of up to 30% of their annual base salary.

On February 16, 2016, the Compensation Committee of the Board of Directors of the Company approved the following amendments to Company's policy for compensating non-employee members of the Board:

●
The initial equity grant upon first appointment (or election) of future non-employee directors to the Board shall be a 10-year option to purchase 2,253 shares of the Company's common stock, under the Company's Second Amended and Restated 2014 Equity Incentive Plan with 3-year annual vesting and a strike price equal the closing price of the Company's common stock on the effective date of the appointment (or election);

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

On August 25, 2016, the Compensation Committee of the Board of Directors of the Company approved the following amendments to Company's policy for compensating non-employee members of the Board:

●
The initial equity grant upon first appointment (or election) of future non-employee directors to the Board shall be a 10-year option to purchase 8,334 shares of the Company's common stock, under the Company's Second Amended and Restated 2014 Equity Incentive Plan with 3-year annual vesting and a strike price equal to the closing price of the Company's common stock on the effective date of the appointment (or election); and

●
The additional automatic annual option grant to each non-employee director on the date of the Company's annual meeting shall be a 10-year option to purchase 5,834 shares of the Company's common stock, under the Company's Second Amended and Restated 2014 Equity Incentive Plan with 1-year vesting and a strike price equal to the closing price of the Company's common stock on the date of the annual meeting.

On February 6, 2017, the Compensation Committee of the Board of Directors of the Company approved the following amendments to Company's policy for compensating non-employee members of the Board:

●
the initial equity grant upon first appointment (or election) of future non-employee directors to the Board shall be a 10-year option to purchase 10,000 shares of the Company's common stock, under the Plan with 3-year annual vesting and a strike price equal to the closing price of the Company's common stock on the effective date of the appointment (or election); and

●
the additional automatic annual option grant to each non-employee director on the date of the Company's annual meeting shall be a 10-year option to purchase 6,667 shares of the Company's Common Stock, under the Plan with 1-year vesting and a strike price equal the closing price of the Company's common stock on the date of the annual meeting.

Effective with the Company’s pay period ending August 10, 2017, and without changing their employment agreements dated July 1, 2017, several members of management volunteered to defer receiving portions of their salaries for the remainder of 2017. The voluntary deferral of cash payments was intended to help with the Company’s cash flow for the remainder of the year, with voluntary reductions by the management team committed to remain in effect until the earlier of completing a successful financing of at least $8.0 million, a business transaction that represents, or business transactions in the aggregate that represent, an amount of $10.0 million or greater, or the end of the year, whichever occurs first.

On August 14, 2017, the Chairman of the Compensation Committee, acting on behalf of the Board of Directors sent a letter to each executive of the Company stating that the Board deems it in the best interests of the Company to request that the executive voluntarily defer a portion of his regular salary to help with cash flow of the Company, and that the employment agreements between the Company and each executive were being modified to reduce the terms of their employment agreements from three years to two years from the effective date of each applicable agreement. On August 16 and August 21, 2017, Paul Resnick, M.D. and Paul Maffuid, Ph.D., respectively, gave notice of good reason (as that term is defined in their employment agreements or “Good Reason”) for termination of their employment, primarily because of concerns of a potential permanent loss of salary and that nothing in writing had been provided as possible equity compensation. The Company cured each executive’s concerns within the 30-day cure period provided under their employment agreements, by reinstating the deferred salary for Dr. Resnick in one instance, and in granting restricted stock to all executives with vesting over time, as disclosed in the filings of Form 4s following approvals by the Board of Directors. Both executives rescinded their notices of good reason for termination on September 7, 2017, and the employment agreements with the Company remain unchanged.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following at December 31, 2017:

Common stock reserved for conversion of preferred stock and warrants	6,645,559
Common stock options outstanding	953,937
Authorized for future grant or issuance under the Stock Plan	1,521,481
Unvested restricted stock	832,224
Total	9,953,201

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

The table below presents the potentially dilutive securities that would have been included in the calculation of diluted net loss per share if they were not antidilutive for the periods presented. The securities were antidilutive because the Company incurred a loss in both 2017 and 2016. Including the securities in the diluted net loss per share would have resulted in the loss per share being less than it would without including the securities.

	Years Ended December 31,
	2017	2016
Stock options	953,937	283,845
Preferred stock	6,222,872	991,808
Unvested restricted stock	832,224	68,493
Warrants to purchase common stock	422,687	1,708,048
Total	8,431,720	3,052,194

11. Contracts and Agreements

Memorial Sloan Kettering

We have licensed from MSK the exclusive world-wide developmental and commercial rights to receive biological materials from vaccinated clinical trial participants enrolled in any of the clinical trials involving the vaccines licensed to us, allowing us to discover human monoclonal antibody-based therapeutics. MSK has issued patents or has pending patent applications on the vaccine antigen conjugates, mixtures of vaccine antigen conjugates and methods of use. This patent portfolio includes 12 issued patents in the U.S.  We own all monoclonal antibodies produced by the antibody discovery program and we generally file patent applications directed to these antibodies once their potential therapeutic utility has been sufficiently demonstrated in animal models. United States and an foreign patent applications for each of the anti-sLea antibodies and the anti-GD2 antibodies described in this document have been filed. Within these filings, one U.S. patent has issued for each of the anti-sLea antibodies and the anti-GD2 antibodies.

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

Rockefeller University Collaboration

In July 2015, we entered into a research collaboration agreement with Rockefeller University's Laboratory of Molecular Genetics and Immunology (“Rockefeller”). We provided antibody material to Rockefeller, which is exploring the mechanism of action of constant region (Fc) variants of the HuMab 5B1 in the role of tumor clearance. The agreement allowed researchers at Rockefeller to conduct research on antibodies discovered by us with the objective of improving their ability to kill cancer cells.  If a viable drug candidate emerges from this collaboration, we have the right to enter into negotiations with Rockefeller for the right to exclusively license the technology used to improve our antibody for clinical and commercial development.  If we and Rockefeller fail to reach agreement on terms for a license to the drug candidate that contains the combined technologies, Rockefeller does not have the right to license the drug candidate to a third party without our consent because the drug candidate contains our intellectual property embodied in the antibody. The research collaboration agreement expired in July of 2017 but the provisions of confidentiality and right to enter negotiations for certain technology remain in place.

Patheon Biologics LLC Agreement

On April 14, 2014, the Company entered into a development and manufacturing services agreement (the “Services Agreement”) with Patheon (f.k.a. Gallus Biopharmaceuticals) to provide a full range of manufacturing and bioprocessing services, including cell line development, process development, protein production, cell culture, protein purification, bio-analytical chemistry and quality control, or QC, testing.  Total amount of the contract is estimated at approximately $3.0 million.  For the years ended December 31, 2017 and 2016, the Company recorded $55,845 and $0 of expense, respectively, associated with the Services Agreement. During 2016, the Company negotiated a reduction in the amount previously recorded and owed to Patheon related to manufacturing batches that have failed, resulting in the reduction in R&D expenses of approximately $363,000 during the third quarter of 2016.

Juno Therapeutics Option Agreement

On August 29, 2014, the Company entered into an option agreement (the “Option Agreement”) with Juno Therapeutics, Inc. (“Juno”) in exchange for a one-time up-front option fee in the low five figures. Pursuant to the Option Agreement, the Company granted Juno the option to obtain an exclusive, world-wide, royalty-bearing license authorizing Juno to develop, make, have made, use, import, have imported, sell, have sold, offer for sale and otherwise exploit certain patents the Company developed with respect to fully human antibodies with binding specificity against human GD2 or sialyl-Lewis A antigens and certain Company controlled biologic materials. As of June 30, 2016, the Option Agreement expired and Juno no longer has a contractual right for use of the Company’s binding domains for use in the construction of CAR T-cells.

During the years ended December 31, 2017 and 2016, no revenues had been earned under the Option Agreement.

12. Commitments and Contingencies

Capital Leases

On March 21, 2016, the Company entered into a lease agreement with ThermoFisher Scientific (“Lessor”).  Under the terms of the agreement, the Company agreed to lease two pieces of equipment from the Lessor, a liquid chromatography system and an incubator, totaling in cost of $91,941.  The term of the lease is five years (60 months), and the monthly lease payment is $1,867. In addition, there is a $1.00 buyout option at the end of the lease term.

Minimum future annual capital lease obligations are as follows as of December 31, 2017:

2018	$22,402
2019	22,402
2020	22,402
2021	5,601
Less interest	(9,140)
Principal	63,667
Less current portion	(17,810)
Noncurrent portion	$45,857

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

We recognize rent expense on a straight-line basis over the term the lease. Rent expense of $460,952 and $433,397 was recognized in the years ended December 31, 2017 and 2016, respectively.

Minimum future annual operating lease obligations are as follows as of December 31, 2017:

2018	$451,409
2019	464,951
2020	478,900
2021	493,267
Thereafter	82,612
Total	$1,971,139

13. Employee Benefit Plans

401(k) Plan

Effective January 1, 2017, the Company initiated a safe harbor contribution program for the benefit of the Company’s Contribution Benefit plan (the “Plan”) whereby, for all employees who were eligible to participate in the Plan in compliance with Section 401(k) of the Internal Revenue Code, the Company contributed 3% of each participant’s salary to the Plan which vested immediately. For the year ended December 31, 2017, the Company paid $116,888 to the Plan.

14. Income Taxes

The components of the provision for income taxes for the years ended December 31, 2017 and 2016 is as follows:

	2017	2016
Deferred:
Federal	$3,451,500	$(5,745,300)
State	(2,869,600)	(990,400)
	581,900	(6,735,700)
Less valuation allowance	(581,900)	6,735,700

Income tax expense	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets are as follows as of December 31, 2017 and 2016:

	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$17,638,000	$20,169,000
Tax credits	6,222,000	5,065,000
Accrued expenses and other	3,460,000	2,667,900
Total deferred tax assets	27,320,000	27,901,900
Less valuation allowance	(27,320,000)	(27,901,900)

Net deferred tax assets	$—	$—

The Company has evaluated the available evidence supporting the realization of its gross deferred tax assets, including the amount and timing of future taxable income, and has determined that it is more likely than not that the deferred tax assets will not be realized. Due to such uncertainties surrounding the realization of the Company’s deferred tax assets, the Company maintains a valuation allowance of $27,320,000 against its deferred tax assets as of December 31, 2017. Realization of the deferred tax assets will be primarily dependent upon the Company’s ability to generate sufficient taxable income prior to the expiration of its net operating losses.

During the year ended December 31, 2017, the Company had a net decrease in deferred tax asset of $581,900. This change is a result of current year activity as well as a change in the federal tax rates. The change as a result of current year increase in deferred tax assets is $7,425,100 offset by a $8,007,000 decrease due to a remeasurement of the deferred tax asset based on new tax rates established through the Tax Cuts and Jobs Act passed December 22, 2017. The remeasurement is a provisional estimate under SAB 118 that could be revised based on any additional guidance issued by the U.S. Treasury Department, the U.S. Internal Revenue Service, and other standard-setting bodies. On December 22, 2017, H.R.1, known as the Tax Cuts and Jobs Act, was enacted. This new law did not have a significant impact on the Company’s consolidated financial statements for the year ended December 31, 2017 because the company maintains a valuation allowance on the entirety of its deferred tax assets. However, the reduction of the U.S. federal corporate tax rate from 35% to 21% resulted in a remeasurement of the deferred tax asset reflected in the tax rate reconciliation below as well as the deferred tax asset listed above.

Given the significant impact of the Tax Cuts and Jobs Act, the SEC staff issued Staff Accounting Bulletin (“SAB”) 118 which provides guidance on accounting for uncertainties of the effects of the Tax Act. Specifically, SAB 118 allows companies to record a provisional estimate of the impact of the Tax Act during a one year “measurement period”. The company has recognized the provisional tax impact related to the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, and additional regulatory guidance that may be issued.

During the year ended December 31, 2014, MabVax Therapeutics, Inc. merged with Telik, Inc. in a tax-free reorganization. As a result of the merger, all components of Telik’s deferred tax assets are now included as deferred tax assets of MabVax Therapeutics, Inc. These pre-merger deferred tax assets are net operating loss carryforwards of $1,588,000, research and development credit carryforwards of $4,457,000, in total equaling $6,045,000. The current year change in these assets have been reflected in the provision for income taxes.

As of December 31, 2017, the Company had net operating loss carryforwards of approximately $62,885,000 and $63,463,000 for federal and state income tax purposes, respectively. These may be used to offset future taxable income and will begin to expire in varying amounts in 2028 to 2037. The Company also has research and development credits of approximately $744,500 and $6,934,000 for federal and state income tax purposes, respectively. The federal credits may be used to offset future taxable income and will begin to expire at various dates beginning in 2030 through 2037. The state credits may be used to offset future taxable income, such credits carryforward indefinitely.

For all years through December 31, 2017, the Company generated research and development credits but has not completed a study to document the qualified activities. This study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is complete and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credits, and if an adjustment is required this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the balance sheets or statements of operations and comprehensive loss if an adjustment were required.

The Company is subject to taxation in the U.S. and California jurisdictions. Currently, no historical years are under examination. The Company’s tax years ended December 31, 2017 and 2016 are subject to examination by the U.S. and state taxing authorities due to the carryforward of unutilized net operating losses and research and development credits.

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

The provision for income taxes differs from the amount computed by applying the U.S. federal statutory tax rate (34% in 2017 and 2016) to income taxes as follows:

	2017	2016

Tax benefit computed at 34%	$(6,466,500)	$(6,004,000)
State tax provision, net of federal tax benefit	(1,092,444)	(989,344)

Change in valuation allowance	(581,900)	6,735,600
Change in valuation allowance due to overall Federal rate change	8,007,000	-
Other	133,844	257,744
Tax provision (benefit)	$—	—

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

 15. Subsequent Events

SEC Examination

On January 29, 2018, the Company received notice that the SEC was conducting an investigation and examination pursuant to Section 8(e) of the Securities Act, relating to certain of the Company’s registration statements (and amendments thereto). On February 2, 2018, the SEC followed up with a subpoena to produce documents by April 9, 2018, in connection with its investigation. The Company intends to cooperate fully with the SEC’s examination.  At this time the Company cannot predict when such investigation will be complete or what the SEC findings would be.

Private Placement February 2 and 3, 2018

On February 2 and February 3, 2018, the Company entered into separate purchase agreements with accredited investors pursuant to which the Company agreed to sell an aggregate of $2,100,000 worth of shares of common stock at a purchase price of $2.25 per share (or, at the election of any investor who, as a result of receiving common stock would hold in excess of 4.99% of our issued and outstanding common stock, shares of our newly designated 0% Series M Convertible Preferred Stock (the “Series M Preferred Stock”)) and three-year warrants to purchase common stock at $2.70 a share equal to seventy percent (70%) of such number of shares of common stock purchased (or, if Series M Preferred Stock, seventy percent (70%) of the shares of common stock issuable upon conversion of the Series M Preferred Stock). Of the Purchase Agreements accepted, investors elected $1,400,000 to be in the form of shares of Series M Preferred Stock.

The net proceeds of the private placement were $2,050,000 after transaction costs of $50,000. Neither the Series M Preferred Stock nor the warrants will be separately listed on any securities exchange or other trading market. No bank was used for this transaction.

The warrants are exercisable, at any time on or after the sixth-month anniversary of the closing date, and expire three years from the initial exercise date. The holders may, subject to certain limitations, exercise the warrants on a cashless basis if not registered under the Securities Act within 120 days of issuance. The Company is prohibited from effecting an exercise of any warrant to the extent that, as a result of any such exercise, the holder would beneficially own more than 9.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock upon exercise of such warrant.

The shares and warrants were offered and sold solely to “accredited investors” in reliance on the exemption from registration afforded by Rule 506 of Regulation D and Section 4(a)(2) of the Securities Act. The Company entered into separate registration rights agreements with each of the investors, pursuant to which the Company agreed to undertake to file a registration statement to register the resale of the shares within thirty (30) days following the closing date, to cause such registration statement to be declared effective as set forth therein and to maintain the effectiveness of the registration statement until all of such shares of common stock have been sold or are otherwise able to be sold pursuant to Rule 144 under the Securities Act, without any restrictions.

Private Placement February 9 and 10, 2018

On February 9 and 10, 2018, the Company entered into separate purchase agreements with accredited investors pursuant to which it agreed to sell an additional $650,000 worth of units on the same terms as the private placement on February 2 and February 3, 2018. Of the additional purchase agreements accepted, investors elected $100,000 to be in the form of shares of Series M Preferred Stock. The net proceeds from the additional purchase agreements were $645,000 after transaction costs estimated to be $5,000.  The additional purchase agreements, together with subscriptions previously reported by the Company on February 6, 2018, brings the total subscriptions to $2.75 million, or approximately $2.70 million after transaction costs, and completes the total amount designated in the form of securities purchase agreement included with the Current Report on a Form 8-K filed with the Commission on February 6, 2018. Neither the Series M Preferred Stock nor the warrants will be separately listed on any securities exchange or other trading market.

Series I Preferred Stock Conversion

On February 12, 2018, a holder of Series I Preferred Stock converted 152,820 shares of Series I Preferred Stock into 50,940 shares of common stock.

Continued Listing Reverse Split and Amended and Restated Certificate of Incorporation

On February 14, 2018, the Company filed a certificate of amendment to its amended and restated certificate of incorporation to effect a one-for-three reverse stock split, effective as of 9:00 a.m. Eastern Standard Time on February 16, 2018. At such time, immediately and without further action by MabVax’s stockholders, every three shares of MabVax common stock issued and outstanding immediately prior to the Effective Date were automatically converted into one share of MabVax common stock. The accompanying financial statements and notes to the consolidated financial statements give retroactive effect to the reverse stock split for all periods presented. In addition, the reverse stock split resulted in an adjustment in the number of shares of common stock issuable upon conversion of our convertible preferred stock to a 3:1 ratio. Our authorized shares of common stock and preferred stock, and par value per share remain unchanged.

As a result of the Continued Listing Reverse Split and calculated as of February 16, 2018, the number of outstanding shares of common stock were reduced to approximately 8,961,840 shares, excluding unconverted preferred stock, outstanding and unexercised share options and warrants and subject to adjustment for fractional shares. No fractional shares shall be issued as a result of the Continued Listing Reverse Split and fractional share amounts resulting from the Continued Listing Reverse Split shall be rounded up to the nearest whole share. Further, any options, warrants, preferred shares and contractual rights outstanding that are subject to adjustment shall be adjusted in accordance with their terms. These adjustments include, without limitation, changes to the number of shares of common stock that may be obtained upon exercise or conversion of these securities, and changes to the applicable exercise or purchase price of such securities. The certificate of amendment to MabVax’s amended and restated certificate of incorporation was filed as Exhibit 3.1 in a Current Report on Form 8-K filed on February 16, 2018, and is incorporated by reference herein.

Shares of the Company’s common stock continued trading on The NASDAQ Capital Market on a post-split basis on February 16, 2018 under the new CUSIP number 55414P702.

As previously disclosed in a Current Report on Form 8-K filed on October 6, 2017, on October 6, 2017 the stockholders of the Company had approved a reverse split ratio of not less than one-for-two and not more than one-for-20 at any time prior to September 28, 2018, with the exact ratio to be set at a whole number within this range as determined by the Board of Directors. Also, as previously disclosed in a Current Report on Form 8-K filed on February 6, 2018, the Company’s Board of Directors approved the Reverse Split on February 1, 2018.

Compensation Committee Decisions

On February 21, 2018, the Compensation Committee of the Company made the following decisions.

Review of Management Compensation – The Compensation Committee determined that no bonus payments would be made for 2017 performance. Further, the Compensation Committee determined that in order to continue to conserve cash resources, management’s base salaries would remain unchanged from current levels.

The Compensation Committee granted stock options with an exercise price based on the closing price of the shares of common stock on February 21, 2018, or $2.04, to the following officers of the Company:

J. David Hansen	President and Chief Executive Officer	290,000 stock options
Paul W. Maffuid	Executive Vice President of Research and Development	195,000 stock options
Gregory P. Hanson	Chief Financial Officer	195,000 stock options
Paul F. Resnick	Vice President and Chief Business Officer	80,000 stock options

The stock options will vest at 25% of the total number granted at the six-month anniversary of the commencement date, with the balance in equal monthly installments of 4.167% of the number of shares for 18 months, such that 100% of the options will be vested after two years from the grant date.

Review of Board of Directors Compensation – The Compensation Committee granted 35,000 stock options to each non-executive member of the Board of Directors, with vesting on a monthly basis until the options are fully vested at one year from the grant date, in lieu of cash compensation for 2018. The Compensation Committee increased the automatic annual grant on the next annual meeting date from 16,667 shares to 20,000 shares with the same monthly vesting.