Form 10-Q
period 2018-03-31
MABVAX THERAPEUTICS HOLDINGS, INC.
filed 2018-10-15
CIK 1109196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant’s common stock outstanding as of October 15, 2018 was 9,253,081.

-i-

 NOTE ABOUT FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (“Quarterly Report”) contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Quarterly Report are, or may be deemed to be, forward-looking statements. Words such as, but not limited to, “anticipate,” “intend,” “indicate,” “plan,” “continue” “goal,” “seek,” “believe,” “project,” “estimate,” “expect,” “potential,” “future,” “likely,” “may,” “should,” “could,” “will,” and similar expressions or phrases, or the negative of those expressions or phrases, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Although we believe we have a reasonable basis for each forward-looking statement contained in this Quarterly Report, we caution you that these statements are based on our projections of the future that are subject to known and unknown risks and uncertainties and other factors that may cause our actual results, level of activity, performance or achievements expressed or implied by these forward-looking statements, to differ. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, among other things:

●
Our ability to raise additional funds to finance our operations and remain a going concern;

●
Whether the Securities and Exchange Commission (“SEC”) Action (as defined in Item 1 of Part II of this Quarterly Report) could be concluded in a manner adverse to the Company and members of its leadership team;

●
Our past inability to have certain of our previously filed registration statements declared effective and whether any future registration statements we may in the future file will be reviewed or declared effective, generally or during the pendency of the SEC Action;

●
Our limited number of employees to manage and operate our business and the necessity for these employees to devote substantial time to matters relating to the SEC Action, which could materially harm our business;

●
Our ability to calculate beneficial ownership of our common stock held by our investors;

●
Our ability to conduct clinical trials or to meet any regulatory conditions placed on our clinical trials;

●
Our ability to obtain desirable results from clinical trials of our product candidates; and

●
Our ability to obtain regulatory approval for the commercialization of any of our product candidates.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully, and readers should not place undue reliance on our forward-looking statements.

You should also carefully read the risk factors described under Item 1A of Part II of this Quarterly Report and under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 as originally filed with the SEC on April 2, 2018 and amended on Form 10-K/A as filed with the SEC on October 15, 2018. You are advised to consult any further disclosures we make on related subjects in our subsequent Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, press releases and our website. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. The forward-looking statements contained in this Quarterly Report are made as of the date of this Quarterly Report, and we do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

Our current product candidates are undergoing clinical development and have not been approved by the United States Food and Drug Administration (“FDA”) or any comparable foreign regulatory authority. These product candidates have not been, nor may they ever be, approved by any regulatory agency nor marketed anywhere in the world.

-ii-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MABVAX THERAPEUTICS HOLDINGS, INC.
Condensed Consolidated Balance Sheets

	March 31, 2018	December 31, 2017
Assets	(Unaudited)	Note 1
Current assets:
Cash and cash equivalents	$1,056,203	$885,710
Prepaid expenses	138,517	150,462
Other current assets	153,135	171,346
Total current assets	1,347,855	1,207,518
Property and equipment, net	537,979	578,206
Goodwill	6,826,003	6,826,003
Other long-term assets	178,597	178,597
Total assets	$8,890,434	$8,790,324

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,101,582	$1,090,904
Accrued compensation	392,682	311,675
Accrued clinical operations and site costs	2,403,611	1,669,201
Accrued lease termination fee	590,504	590,504
Other accrued expenses	331,911	404,923
Interest payable	35,650	39,373
Current portion of notes payable	1,670,501	1,681,876
Current portion of capital lease payable	18,180	17,810
Total current liabilities	6,544,621	5,806,266
Long-term liabilities:
Long-term portion of notes payable, net	1,276,364	1,621,483
Long-term portion of capital lease payable	41,171	45,857
Other long-term liabilities	193,982	186,278
Total long-term liabilities	1,511,517	1,853,618
Total liabilities	8,056,138	7,659,884
Commitments and contingencies
Stockholders’ equity:
Series D convertible preferred stock, $0.01 par value, 1,000,000 shares authorized, 44,104 shares issued and outstanding as of March 31, 2018 and December 31, 2017, with a liquidation preference of $441	441	441
Series E convertible preferred stock, $0.01 par value, 100,000 shares authorized, 33,333 shares issued and outstanding as of March 31, 2018 and December 31, 2017, with a liquidation preference of $333	333	333
Series I convertible preferred stock, $0.01 par value, 1,968,664 shares authorized, 645,640 and 798,460 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively, with a liquidation preference of $6,456 and $7,984 as of March 31, 2018 and December 31, 2017, respectively	6,456	7,984
Series J convertible preferred stock, $0.01 par value, 3,400 shares authorized, 773 shares issued and outstanding as of March 31, 2018 and December 31, 2017, with a liquidation preference of $531,252	8	8
Series K convertible preferred stock, $0.01 par value, 65,000 shares authorized, 63,150 shares issued and outstanding as of March 31, 2018 and December 31, 2017, with a liquidation preference of $632	632	632
Series L convertible preferred stock, $0.01 par value, 58,000 shares authorized, 45,500 and 58,000 shares issued and outstanding as of March 31, 2018, and December 31, 2017, respectively, with a liquidation preference of $4,550,000 and $5,800,000 as of March 31, 2018 and December 31, 2017, respectively	455	580
Series M convertible preferred stock, $0.01 par value, 10,000 shares authorized, 5,000 and no shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively, with a liquidation preference of $1,500,000 and $0 as of March 31, 2018 and December 31, 2017, respectively	50	0
Common stock, $0.01 par value, 150,000,000 shares authorized, 9,012,838 and 6,862,928 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	90,128	68,629
Additional paid-in capital	115,410,181	112,105,470
Accumulated deficit	(114,674,388)	(111,053,637)
Total stockholders’ equity	834,296	1,130,440
Total liabilities and stockholders’ equity	$8,890,434	$8,790,324

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

MABVAX THERAPEUTICS HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues:
Revenues	$-	$-
Total revenues	$-	$-

Operating costs and expenses:
Research and development	1,629,855	2,818,363
General and administrative	1,804,981	2,273,951
Total operating costs and expenses	3,434,836	5,092,314
Loss from operations	(3,434,836)	(5,092,314)
Interest and other expenses, net of income	(185,915)	(262,540)
Net loss	$(3,620,751)	$(5,354,854)
Basic and diluted net loss per share	$(0.42)	$(2.55)
Shares used to calculate basic and diluted net loss per share	8,535,336	2,100,556

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

 MABVAX THERAPEUTICS HOLDINGS, INC.
Condensed Consolidated Statement of Stockholders’ Equity
For the Three Months Ended March 31, 2018
(Unaudited)

	Series D through M Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2017	997,820	$9,978	6,862,928	$68,629	$112,105,470	$(111,053,637)	$1,130,440
Issuance of common stock, Series M Convertible Preferred Stock and warrants in connection with February 2018 financing	5,000	50	555,557	5,556	2,694,394	—	2,700,000
Conversion of Series I Preferred Stock to common stock	(152,820)	(1,528)	50,940	509	1,019	—	—
Conversion of Series L Preferred Stock to common stock	(12,500)	(125)	694,445	6,944	(6,819)	—	—
Issuance of whole in lieu of fractional shares resulting from reverse split in February 2018	—	—	50,991	510	(510)	—	—
Common stock issued upon vesting of restricted stock units in January 2018, net of payroll taxes	—	—	797,977	7,980	(7,980)	—	—
Stock-based compensation	—	—	—	—	624,607	—	624,607
Net loss	—	—	—	—	—	(3,620,751)	(3,620,751)
Balance at March 31, 2018	837,500	$8,375	9,012,838	$90,128	$115,410,181	$(114,674,388)	$834,296

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

MABVAX THERAPEUTICS HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2018	2017

Operating activities
Net loss	$(3,620,751)	$(5,354,854)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	40,227	41,823
Stock-based compensation	624,607	1,032,811
Issuance of restricted stock for services	—	56,600
Amortization and accretion related to notes payable	75,214	111,775
Increase (decrease) in operating assets and liabilities:
Other receivables	18,211	22,831
Prepaid expenses and other	12,315	(810)
Accounts payable	10,678	540,413
Accrued clinical operations and site costs	734,410	378,195
Accrued compensation	81,007	(66,270)
Other accrued expenses	(72,697)	59,849
Net cash used in operating activities	(2,096,779)	(3,177,637)

Investing activities
Purchases of property and equipment	—	—
Net cash used in investing activities	—	—

Financing activities
Private placement, net of issuance costs	2,700,000	—
Principal payments on notes payable	(428,042)	(200,772)
Principal payments on capital lease	(4,686)	(4,120)
Net cash provided by (used in) financing activities	2,267,272	(204,892)
Net change in cash and cash equivalents	170,493	(3,382,529)
Cash and cash equivalents at beginning of period	885,710	3,979,290
Cash and cash equivalents at end of period	$1,056,203	$596,761

Supplemental disclosures:
Cash paid during the period for interest on notes payable and the capital lease	$114,650	$—

Supplemental disclosures of non-cash investing and financing information:
Conversion of preferred stock to common stock – Series I	$1,528	$—
Conversion of preferred stock to common stock – Series L	$125	$—
Common stock issued upon vesting of RSUs	$7,980	$—

  See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

 MABVAX THERAPEUTICS HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

1.            Nature of Business and Basis of Presentation.

We are a Delaware corporation, originally incorporated in 1988 under the name “Terrapin Diagnostics, Inc.” in the State of Delaware. In 1998, we changed our corporate name to “Telik, Inc.” and changed our name again to “MabVax Therapeutics Holdings, Inc.” in 2014. Unless the context requires otherwise, references to “we,” “our,” “us,” “MabVax” or the “Company” in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (this “Quarterly Report”) mean MabVax Therapeutics Holdings, Inc. on a condensed consolidated financial statement basis with our wholly-owned subsidiary, MabVax Therapeutics, Inc.

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

Reverse Stock Splits

On August 16, 2016, we filed a certificate of amendment to our Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effectuate a reverse stock split of our issued and outstanding common stock on a 1-for-7.4 basis, effective on August 16, 2016 (the “2016 Reverse Stock Split”). On February 14, 2018, we filed a certificate of amendment to our Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effectuate another reverse stock split of our issued and outstanding common stock on a 1-for-3 basis, effective on February 16, 2018 (the “2018 Reverse Stock Split”; collectively with the 2016 Reverse Stock Split, the “Reverse Stock Splits”). All share and per share amounts, and number of shares of common stock into which each share of preferred stock will convert, in the financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to the Reverse Stock Splits, including rounding for fractional shares and reclassifying any amount equal to the reduction in par value of common stock to additional paid-in capital.

Delaware Order Granting Petition for Relief

On September 20, 2018, the Court of Chancery of the State of Delaware (the “Court”) entered an order validating (i) issuances of common stock upon conversions of the Company’s preferred stock occurring between June 30, 2014 and February 12, 2018, and (ii) stockholder approval of corporate actions presented to the Company’s stockholders from June 30, 2014 to February 12, 2018. In so doing, the Court granted the Company’s Verified Petition for Relief Under 8 Del. C. § 205 (the “Delaware Petition”) captioned In re: MabVax Therapeutics Holdings, Inc., filed on July 27, 2018, in order to rectify the uncertainty regarding whether shares of our common stock were validly issued upon conversion of our preferred stock from June 30, 2014 to February 12, 2018. A copy of the Court’s order granting the petition is filed herewith. The Delaware Petition and the Court’s order granting the Delaware Petition are discussed further in the Section below titled, “Court Validation of Previously Issued Shares of Common Stock upon Conversion of Preferred Stock.”

Basis of Presentation

The balance sheet data at December 31, 2017, was derived from audited financial statements at that date. It does not include, however, all the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements.

The accompanying unaudited condensed consolidated financial statements were prepared using GAAP for interim financial information and the instructions to Regulation S-X. While these statements reflect all normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of the interim period, they do not include all information or notes required by GAAP for annual financial statements and should be read in conjunction with the audited financial statements of MabVax Therapeutics Holdings, Inc. for the year ended December 31, 2017, included in our Annual Report on Form 10-K filed with the SEC on April 2, 2018, and amended on Form 10-K/A as filed with the SEC on October 15, 2018. These quarterly results are not necessarily indicative of future results.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which contains new accounting literature relating to how and when a company recognizes revenue. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. ASU 2014-09 is effective for the Company’s fiscal year beginning January 1, 2018, which reflects a one-year deferral approved by the FASB in July 2015 and was adopted by the Company on January 1, 2018. The adoption of this new standard did not have a material impact on our condensed consolidated financial statements.

The Company adopted the FASB Accounting Standards Codification (“ASC”) Topic 606 - Revenue from Contracts with Customers (“ASC 606”) at the time of its first license agreement in the second quarter of 2018. The Company had no revenue from license agreements prior to the first quarter of 2018.

Under ASC 606, the Company recognizes licensing revenue when our customer obtains control of the intellectual property (“IP”) transferred, which occurs on delivery of specific items outlined in the agreement. Revenue is recognized in an amount that reflects the consideration that the Company expects to receive in exchange for the IP delivered. To determine revenue recognition for IP with customers within the scope of ASC 606, the Company determines which of the different types of licenses exists and divides the IP into two categories: Functional IP or Symbolic IP. Functional IP has significant stand-alone functionality and derives a substantial portion of its ability to provide benefit or value from its significant stand-alone functionality. Symbolic IP does not have significant stand-alone functionality, and therefore substantially all the utility of Symbolic IP is derived from its association with the licensor’s past or ongoing activities.

In February 2016, the FASB issued ASU 2016-2, “Leases (Topic 842).” This update will increase transparency and comparability by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Under the new guidance, lessees will be required to recognize the following for all leases (except for short-term leases) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged, and it simplified the accounting for sale and leaseback transactions. Lessees will no longer be provided with a source of off-balance sheet financing. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently in the process of assessing what impact this new standard may have on our condensed consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU requires instruments measured at amortized cost to be presented at the net amount expected to be collected. Entities are also required to record allowances for available-for-sale debt securities rather than reduce the carrying amount. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We expect the adoption of this new standard will not have a material impact on our condensed consolidated financial statements.

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

In August 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.” This ASU requires the recognition of the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments in this ASU should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The adoption of this new standard did have a material impact on our condensed consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-03, “Accounting Changes and Error Corrections (Topic 250) and Investments—Equity Method and Joint Ventures (Topic 323).” This ASU amends the disclosure requirements for ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606);” ASU No. 2016-02, “Leases (Topic 842);” and ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU states that if a registrant does not know or cannot reasonably estimate the impact that the adoption of the above ASUs is expected to have on the financial statements, then in addition to making a statement to that effect, the registrant should consider additional qualitative financial statement disclosures to assist the reader in assessing the significance of the impact that the standard will have on the financial statements of the registrant when adopted. This ASU was effective upon issuance. The adoption of this new standard did not have a material impact on our condensed consolidated financial statements.

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

2.            Liquidity and Going Concern.

The accompanying condensed consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $3,620,751, net cash used in operating activities of $2,096,779, net cash used in investing activities of $0, and net cash provided by financing activities of $2,267,272 for the three months ended March 31, 2018. As of March 31, 2018, the Company had $1,056,203 in cash and cash equivalents, a working capital deficit of $5,196,766, an accumulated deficit of $114,674,388, and stockholders’ equity of $834,296.

Series L Convertible Preferred Stock Conversions

Between January 16 and January 26, 2018, holders of Series L Convertible Preferred Stock (“Series L Preferred Stock”) converted 12,500 shares of Series L Preferred Stock into 694,445 shares of common stock.

Series I Convertible Preferred Stock Conversions

On February 12, 2018, Grander Holdings, Inc. 401K, a holder of Series I Convertible Preferred Stock (“Series I Preferred Stock”), converted 152,820 shares of Series I Preferred Stock into 50,940 shares of common stock.

Overview of 2018 Private Placements

Between February 2 and February 10, 2018, the Company entered into separate purchase agreements with investors pursuant to which the Company sold (i) shares of its common stock, (ii) shares of its convertible preferred stock, and (iii) warrants to purchase shares of common (the “February 2018 Private Placements”). From April 30 to May 2, 2018, the Company entered into separate purchase agreements with investors pursuant to which it agreed to sell shares of its common stock and convertible preferred stock (the “May 2018 Private Placements”). No financial advisor was used in connection with the February 2018 Private Placements nor the May 2018 Private Placements.

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

February 2018 Private Placements

In connection with the February 2018 Private Placements, the Company sold (i) an aggregate of 555,557 shares of its common stock for an aggregate purchase price of $1,250,000, or $2.25 per share, (ii) 5,000 shares of our newly designated 0% Series M Convertible Preferred Stock (the “Series M Preferred Stock”) for an aggregate purchase price of $1,500,000, or $300.00 per share, and (iii) warrants to purchase up to an aggregate of 855,561 shares of common stock each with an exercise price of $2.70 per share. The net proceeds of the February 2018 Private Placements were $2,700,000 after transaction costs of $50,000.

May 2018 Private Placements

In connection with the May 2018 Private Placements, the Company agreed to sell (i) 218,182 shares of common stock at an aggregate purchase price of $240,000, or $1.10 per share, and (ii) 5,363.64 shares of newly designated 0% Series N Convertible Preferred Stock (the “Series N Preferred Stock”) at an aggregate purchase price of $590,000, or $110.00 per share. The following investors in the May 2018 Private Placements also invested in the February 2018 Private Placements (the “Prior Investors”): GRQ Consultants Inc., Roth 401K FBO Renee Honig; GRQ Consultants Inc., Roth 401K FBO Barry Honig; Melechdavid, Inc.; Grander Holdings Inc. 401K; Robert S. Colman Trust UDT 3/13/85; Ben Brauser; Joshua A. Brauser; Daniel A. Brauser; Gregory Aaron Brauser; Erick E. Richardson; and Ronald B. Low.

Under the terms of the May 2018 Private Placements, we were required to offer an aggregate of 12,777.77 shares (the “May 2018 Inducement Shares”) of newly designated 0% Series O Preferred Stock (the “Series O Preferred Stock”) to investors who previously purchased securities in the February 2018 Private Placements and who also purchased securities in the May 2018 Private Placements with an aggregate purchase price of at least 40% of their investment amounts in the February 2018 Private Placements. Based on the closing of the offering, and participation of the Prior Investors who invested an aggregate of $830,000 (the “May 2018 Inducement Investors”), the Company issued an aggregate of 10,605.56 May 2018 Inducement Shares in the form of Series O Preferred Stock convertible into an aggregate of 1,060,556 shares of common stock. The May 2018 Private Placements closed on May 15, 2018, with the Company receiving gross proceeds totaling $830,000.

Plans for Continuing to Fund the Company’s Losses from Operations

We plan to continue to fund the Company’s losses from operations and capital funding needs through equity financings in the form of common stock and preferred stock, licensing agreements, asset sales, strategic collaborations, government grants, issuance of common stock in lieu of cash for services, debt financings or other arrangements. Further, to extend availability of existing cash available for our programs for achieving milestones or a strategic transaction, in mid-2017 we began reducing personnel from twenty-five (25) full time employees to six (6) as of October 15, 2018, and reduced other operating expenses following the completion of two (2) Phase 1a clinical trials of our lead antibody product candidate, HuMab 5B1, which has enabled us to reduce our expenditures on clinical trials. We plan to continue funding Phase 1 clinical trials of our product candidate MVT-5873 in cancer patients, MVT-2163 as a diagnostic agent in pancreatic cancer patients, and MVT-1075 as a radioimmunotherapy agent for the treatment of various cancers, preclinical testing of follow-on antibody candidates, investor and public relations, SEC compliance efforts, and the general and administrative expenses associated with each of these activities, and prepare for a Phase 1 clinical trial of MVT-5873 in a potential new indication. We will also support research efforts and continued Phase 1 clinical development by MSK of our Positron-emission tomography (“PET”) imaging agent MVT-2163 under an R01 Research Grant provided by the National Institutes of Health (“NIH”) to MSK in April 2018, with the bulk of the costs of the research and clinical development being borne by the NIH. Although we achieved two strategic transactions in late June 2018 and early July 2018, there can be no assurance that we will be able to achieve additional license and or sales agreements and earn revenues large enough to offset our operating expenses in the future, as discussed further in Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Quarterly Report. We cannot be sure that asset sales or licensing agreements can be signed in a timely manner, if any, or that capital funding will be available on reasonable terms, or at all. If we are unable to secure significant asset sales or licensing agreements and adequate additional funding, we may be forced to make additional reductions in spending, incur further cutbacks in personnel, extend payment terms with suppliers, liquidate assets where possible, suspend or curtail planned programs and/or cease our operations entirely. In addition, if the Company does not meet its payment obligations to third parties as they come due, it may be subject to litigation claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

We anticipate the Company will continue to incur net losses into the foreseeable future as we: (i) continue our clinical trial of MVT-5873 in cancer patients, (ii) continue our clinical trial for the development of MVT-1075 as a radioimmunotherapy, (iii) prepare for a Phase 1 clinical trial of MVT-5873 for a new indication, to be initiated in early 2019, and (iv) continue operations as a public company. Based on receipt of $2.7 million net of transaction costs in February 2018, an additional $830,000 from a financing in May 2018, and receipt of $700,000 from an upfront payment under a sublicense agreement with Y-mAbs Therapeutics, Inc. (“Y-mAbs”) during the first six months of 2018; and receipt of $4.0 million in gross proceeds from an asset purchase and license agreement with Boehringer Ingelheim International GmbH (“Boehringer Ingelheim”) in July 2018, as further discussed in Note 12, Subsequent Events, and without any other additional funding or receipt of payments from potential asset sales or licensing agreements, we expect we will have sufficient funds to meet our obligations until December 2018. These conditions give rise to substantial doubt as to the Company’s ability to continue as a going concern. Any of these actions could materially harm the Company’s business, results of operations, and prospects. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

If the Company raises additional funds by issuing equity securities, substantial dilution to existing stockholders could result. If the Company raises additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict the Company’s ability to operate its business.

3. Cash and Cash Equivalents.

We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company limits its exposure to credit loss by holding cash in U.S. dollars or, from time to time, placing cash and investments in U.S. government, agency and government-sponsored enterprise obligations.

4. Fair Value of Financial Instruments.

Our financial instruments consist of cash and cash equivalents and accounts payable, all of which are generally considered to be representative of their respective fair values because of the short-term nature of those instruments.

5. Convertible Preferred Stock, Common Stock and Warrants.

Dividends on Preferred Stock

We immediately recognize the changes in the redemption value on preferred stock as they occur and the carrying value of the security is adjusted to equal what the redemption amount would be as if redemption were to occur at the end of the reporting date based on the conditions that exist as of that date.

No dividends have ever been declared by the Board of Directors of the Company (the “Board of Directors”) since our inception on any series of convertible preferred stock.

Overview of Preferred Stock & Beneficial Ownership Blockers

All issued and outstanding shares of the Company’s preferred stock have a par value of $0.01 per share and rank prior to any class or series of the Company’s common stock as to the distribution of assets upon liquidation, dissolution or winding up of the Company or as to the payment of dividends. The Company must obtain the consent of a majority of the holders of each series of preferred stock before taking any action that materially and adversely affects the rights, preferences, or privileges of the applicable series of preferred stock. Also, the holders of each series of preferred stock are entitled to vote on any matter on which the holders of common stock are entitled to vote. Additionally, the Company must obtain the consent of the holders of the Series E Preferred Stock, Series J Preferred Stock, Series L Preferred Stock, and Series N Preferred Stock (as each of those terms are defined below) prior to increasing or decreasing (other than by conversion) the authorized number of the applicable series of preferred stock or issuing any additional shares of the applicable series of preferred stock.

Generally, the same investors participated in each of the Company’s preferred stock offerings such that the same investors own most of the shares of each series of the Company’s issued and outstanding preferred stock. Pursuant to terms negotiated in connection with the Company’s sales of preferred stock, the certificates of designation for the Company’s preferred stock each include a 4.99% and/or 9.99% beneficial ownership conversion blocker. These conversion blockers may be decreased or increased, at the option of each holder, to a percentage not to exceed 9.99% upon written notice to the Company, as further specified in the applicable certificate of designation. The certificate of designation for our Series N Preferred Stock includes a 19.99% blocker provision applicable until stockholders approve issuances of common stock in excess of such amount. The stated values, as applicable, and conversion prices of our preferred stock are subject to adjustment in the event of stock splits, stock dividends, combination of shares and similar recapitalization transactions. The Company’s ability to administer the blockers according to their terms depends on group determinations and accurate reporting by outside investors with respect to their own beneficial ownership.

Series D Preferred Stock

As of March 31, 2018 and December 31, 2017, there were 44,104 shares of Series D Convertible Preferred Stock (“Series D Preferred Stock”) issued and outstanding, and convertible into an aggregate of 198,667 shares of common stock. As of March 31, 2018, each one share of Series D Preferred Stock is convertible into 4.5045 shares of Common Stock.

Series E Preferred Stock

As of March 31, 2018 and December 31, 2017, there were 33,333 shares of Series E Convertible Preferred Stock (“Series E Preferred Stock”) issued and outstanding, and convertible into 173,249 shares of common stock.

The shares of Series E Preferred Stock are convertible into shares of common stock based on a conversion calculation equal to the stated value of such preferred share ($75 per share), plus all accrued and unpaid dividends, if any, on such share of Series E Preferred Stock, as of such date of determination, divided by the conversion price $14.43 per share.

Series I Preferred Stock

As of March 31, 2018 and December 31, 2017, there were 645,640 and 798,460 shares of our Series I Preferred Stock issued and outstanding, and convertible into 215,214 and 266,154 shares of our common stock, respectively. During the three months ended March 31, 2018, 152,820 shares of Series I Preferred Stock were converted by Grander Holdings, Inc. 401K into 50,940 shares of common stock.

The Series I Preferred Stock has a stated value of $0.01 per share. Each one share of Series I Preferred Stock is convertible into one-third share of common stock.

Series J Preferred Stock

As of March 31, 2018 and December 31, 2017, there were 772.73 shares of our Series J Convertible Preferred Stock (“Series J Preferred Stock”) issued and outstanding and convertible into 386,365 shares of our common stock.

The shares of Series J Preferred Stock are convertible into shares of common stock based on a conversion calculation equal to the stated value of the Series J Preferred Stock ($550), plus all accrued and unpaid dividends, if any, on such Series J Preferred Stock, as of such date of determination, divided by the conversion price ($1.10). If we issue or sell common stock, or common equivalent shares, for consideration per share that is less than the conversion price in effect immediately prior to the issuance, then the conversion price in effect immediately prior to such issuance will be adjusted to the lower issuance price, but not be less than $0.10.

Series K Preferred Stock

As of March 31, 2018 and December 31, 2017, there were 63,150 shares of our Series K convertible preferred stock (“Series K Preferred Stock”) issued and outstanding, and convertible into 2,105,000 of our common stock.

The shares of Series K Preferred Stock are convertible into shares of common stock based on a conversion calculation equal to the stated value of the Series K Preferred Stock ($0.01) divided by the conversion price ($0.0003).

Series L Preferred Stock

As of March 31, 2018, and December 31, 2017, there were 45,500 and 58,000 shares of our Series L Preferred Stock issued and outstanding, and convertible into 2,527,778 and 3,222,223 shares of our common stock, respectively. During the three months ended March 31, 2018, 12,500 shares of Series L Preferred Stock were converted into 694,445 shares of common stock by GRQ Consultants, Inc. Roth 401K FBO Renee Honig Trustee, and HS Contrarian Investments, LLC.

The shares of Series L Preferred Stock are convertible into shares of common stock based on a conversion calculation equal to the stated value of the Series L Preferred Stock ($100), plus all accrued and unpaid dividends, if any, on such Series L Preferred Stock, as of such date of determination, divided by the conversion price ($1.80).

Series M Preferred Stock

As of March 31, 2018 and December 31, 2017, there were 5,000 and no shares of our Series M Preferred Stock issued and outstanding, and convertible into 666,667 and no shares of our common stock, respectively.

The shares of Series M Preferred Stock are convertible into shares of common stock based on a conversion calculation equal to the stated value of the Series M Preferred Stock ($300), plus all accrued and unpaid dividends, if any, on such Series M Preferred Stock, as of such date of determination, divided by the conversion price ($2.25).

Warrants Issued in Connection with February 2018 Private Placements

 The warrants issued in the February 2018 Private Placements (the “February 2018 Warrants”) are exercisable, at any time on or after the sixth month anniversary of the closing date, at a price of $2.70 per share, subject to adjustment, and expire three years from the initial exercise date. The holders of the February 2018 Warrants may, subject to certain limitations, exercise the February 2018 Warrants on a cashless basis if the shares of common stock issuable upon exercise of the February 2018 Warrants are not registered for resale under the Securities Act within four (4) months of issuance, or between June 2 and June 10, 2018. The Company is prohibited from effecting an exercise of any February 2018 Warrants to the extent that, as a result of any such exercise, the holder would beneficially own more than 9.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock upon exercise of such February 2018 Warrants. The February 2018 Warrants are not listed or quoted on any securities exchange or other trading market.

Warrants Issued in Connection with October 2015 Public Offering

As of March 31, 2018, and December 31, 2017, warrants to purchase 56,306 shares of common stock previously issued in connection with our public offering closing on October 5, 2015 (the “October 2015 Warrants”) were outstanding. The October 2015 Warrants, which had an exercise price of $29.31 per share, expired on September 30, 2018.

Consultant Grants

On February 10, 2017, the Company entered into a consulting agreement with MDM Worldwide, pursuant to which MDM Worldwide agreed to provide investor relations services to the Company in consideration for an immediate grant of 6,667 shares of the Company’s common stock and a monthly cash retainer of $10,000 a month for ongoing services for a period of one year. The shares granted were fully vested upon grant and the Company recognized the grant date fair value of the shares of $56,600 as investor relations expense upon grant during the first quarter of 2017. The services with MDM Worldwide, which the Company was required to purchase by some investors in connection with prior financings of the Company, were terminated effective June 1, 2018.

On March 7, 2017, the Company entered into a consulting agreement with Jenene Thomas Communications, pursuant to which Jenene Thomas Communications agreed to provide investor relations services to the Company. In consideration for these services, which began on April 1, 2017, we paid a monthly cash retainer of $12,500. Additionally, we issued 6,667 restricted shares of common stock on April 1, 2017, to be vested at 1,667 per quarter over the four quarters of services under the agreement beginning April 1, 2017. The shares granted were vested over a one-year period over which the services were performed and, as such, were amortized over the same period beginning in April 1, 2017. The services with Jenene Thomas Communications terminated effective June 1, 2018.

6. Notes Payable.

Loan and Security Agreement with Oxford Finance, LLC

On January 15, 2016, we entered into a loan and security agreement with Oxford Finance, LLC (“Oxford Finance”) pursuant to which we had the option to borrow $10,000,000 in two equal tranches of $5,000,000 each (the “Loan Agreement”). The first tranche of $5,000,000 was funded at close on January 15, 2016 (the “Term A Loans”). The option to fund the second tranche of $5,000,000 (the “Term B Loans”) was exercisable upon the Company achieving positive interim data on the Phase 1 HuMab-5B1 antibody trial in pancreatic cancer and successfully uplisting to either the Nasdaq Stock Market or NYSE MKT on or before September 30, 2016. The option for the Term B Loans expired unexercised on September 30, 2016. The interest rate for the Term A Loans is set on a monthly basis at the index rate plus 11.29%, where the index rate is the greater of the 30-day LIBOR rate or 0.21%. Interest is due on the first day of each month, in arrears, calculated based on a 360-day year. The Term A Loans were interest only for the first year after funding, and the principal amount of the loan is amortized in equal principal payments, plus period interest, over the next 36 months. A facility fee of 1.0% or $100,000 was due at closing of the transaction and was earned and paid by the Company on January 15, 2016. The Company is obligated to pay a $150,000 final payment upon completion of the term of the Term A Loans, and this amount is being accreted using the effective interest rate method over the term of the loans. The Term A Loans can be prepaid subject to a graduated prepayment fee, depending on the timing of the prepayment.

Concurrent with the execution of the Loan Agreement, the Company issued warrants to purchase up to 75,075 shares of common stock to Oxford Finance with an exercise price of $16.65 per share. The warrants were immediately exercisable, may be exercised on a cashless basis and expire on January 15, 2021. The Company recorded $607,338 for the fair value of the warrants as a debt discount within notes payable and an increase to additional paid-in capital on the Company’s balance sheet. We used the Black-Scholes-Merton valuation method to calculate the value of the warrants. The debt discount is being amortized as interest expense over the term of the loan using the effective interest method.

We granted Oxford Finance a perfected first priority lien on all of the Company’s assets with a negative pledge on IP. The Company paid Oxford Finance a good faith deposit of $50,000, which was applied towards the facility fee at closing. The Company agreed to pay all costs, fees and expenses incurred by Oxford Finance in the initiation and administration of the facilities including the cost of loan documentation.

At the initial funding on January 15, 2016, the Company received net proceeds from the Term A Loans of approximately $4,610,000 after fees and expenses. These fees and expenses are being accounted for as a debt discount and classified within notes payable on the Company’s condensed consolidated balance sheet. The Company's transaction costs of approximately $390,000 are presented in the condensed consolidated balance sheet as a direct deduction from the carrying amount of the notes payable, consistent with debt discounts. Debt discounts, issuance costs and the final payment are being amortized or accreted as interest expense over the term of the loan using the effective interest method.

The Loan Agreement also contains customary indemnification obligations and customary events of default, including, among other things, our failure to fulfill certain of the Company's obligations under the Loan Agreement, the occurrence of a material adverse change, which is defined as a material adverse change in the Company's business, operations, or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the loan, or a material impairment in the perfection or priority of Oxford Finance’s lien in the collateral or in the value of such collateral. In the event of default by the Company under the Loan Agreement, Oxford Finance would be entitled to exercise their remedies thereunder, including the right to accelerate payment of the debt, upon which we may be required to repay all amounts then outstanding under the Loan Agreement, which could harm the Company's financial condition.

First Amendment to Loan and Security Agreement

On March 31, 2017, we and Oxford Finance signed the First Amendment to Loan and Security Agreement providing that the payment of principal on the Term A Loans that otherwise would have been due on the March 1, 2017 will be due and payable on May 1, 2017 along with any other payment of principal due on May 1, 2017. We were obligated to pay a fully earned and non-refundable amendment fee of $15,000 to the Collateral Agent (as defined in the Loan Agreement). On May 1, 2017, we paid the principal due on May 1, 2017, along with the $15,000 amendment fee.

Second Amendment to Loan and Security Agreement

On July 3, 2018, we and Oxford Finance signed the Second Amendment to Loan and Security Agreement whereby Oxford Finance has (i) consented to the Company’s license and sale to Boehringer Ingelheim of certain preclinical assets (the “Acquired Assets”) and release of any encumbrances under the Loan Agreement that relate to the Acquired Assets, (ii) payments of advisory fees to Greenhill & Company of $385,000 over the course of six months in equal monthly payments, and (iii) deferred principal payments under the Loan Agreement for six months starting with the July 2018 payment, in exchange for the Company granting such additional collateral that was not pledged previously or in which security interest was not granted prior to the Second Amendment. We are obligated to pay a fully earned and non-refundable amendment fee of $5,000 to Oxford Finance, which shall become due and payable upon the earlier of: (i) the maturity date of the term loans, (ii) the acceleration of any term loan, or (iii) the prepayment of the term loans pursuant to the Loan Agreement.

Notice of Events of Default under Loan and Security Agreement

The Company was in compliance with all applicable covenants set forth in the Loan Agreement as of March 31, 2018. However, on August 14, 2018, the Company received a letter from Oxford Finance (the “Notice”) asserting certain events of default under the Loan Agreement had occurred as a result of certain events the Company reported as having occurred, including, without limitation, (i) the resignation of the Company’s external auditor, CohnReznick LLP (“CohnReznick”), effective August 3, 2018, and its withdrawal of its audit reports for the years 2014 through 2017, (ii) the resignation of four (4) members of the Board of Directors, effective as of July 31, 2018, and (iii) the delisting of the Company’s common stock from The Nasdaq Stock Market LLC on July 11, 2018 (collectively, the “Alleged Default Events”). The Company informed Oxford Finance that it disputes the Alleged Default Events, individually or collectively, constitute a “Material Adverse Change” or other event of default under the Loan Agreement. In addition, the Company already engaged a new auditor, Haskell & White LLP, effective August 22, 2018, and on September 20, 2018, the Court ratified the Delaware Petition. The Company also intends to apply for listing on the OTCQB Venture Marketplace (the “OTCQB Marketplace”) once it meets the requisite eligibility requirements, which are subject to appointing at least one independent member to the Board of Directors, with the second independent member to be appointed to the Board of Directors within 30 days of uplisting to the OTCQB Marketplace.

The Company recorded interest expense related to the Loan Agreement of $114,593 and $156,657 for the three months ended March 31, 2018 and March 31, 2017, respectively. The annual effective interest rate on the note payable, including the amortization of the debt discounts and accretion of the final payment, but excluding the warrant amortization, was approximately 10.4% and 13.5% as of March 31, 2018 and 2017, respectively.

Future principal payments under notes payable for the Loan Agreement as of March 31, 2018 are as follows:

Years ending December 31:
2018 (remaining)	$1,253,832
2019	1,666,668
2020	277,778
Notes payable, balance as of March 31, 2018	3,198,278
Unamortized discount on notes payable	(251,413)
Notes payable, net, balance as of March 31, 2018	2,946,865
Current portion of notes payable, net	(1,670,501)
Long-term portion of notes payable, net	$1,276,364

7. Related Party Transactions

On April 1, 2016, the Company entered into a two-year consulting agreement with Jeffrey Ravetch, M.D., Ph.D., a member of the Board of Directors at that time, for work beginning January 1, 2016 through December 31, 2017, at a rate of $100,000 a year, in support of scientific and technical advice on the discovery and development of technology and products for the Company primarily related to monoclonal antibodies, corporate development, and corporate partnering efforts. In April 2016, the Company paid Dr. Ravetch $100,000 for services to be performed in 2016, and made quarterly payments thereafter beginning January 1, 2017. On February 16, 2018, the Company extended Dr. Ravetch’s consulting agreement until February 16, 2019, with services to be provided, as may be needed by the Company. During the three months ended March 31, 2018, Dr. Ravetch provided no consulting services related to this agreement and no payments were made. During the three months ended March 31, 2017, the Company recorded $25,000 in consulting expenses as part of general and administration expenses related to this agreement.

On November 3, 2016, the Company granted 5,833 stock options to Jeffrey Ravetch, M.D., Ph.D., for his ongoing consulting services to the Company. The option award vests over a three-year period. During the three months ended March 31, 2018 and 2017, the Company recognized $3,816 and $3,826, respectively, of stock-based compensation expense, as part of general and administration expenses, related to this option grant.

On May 19, 2017, the Company granted each director, other than J. David Hansen, Jeffrey Ravetch (a member of the Board of Directors at the time) and Philip Livingston, 16,667 options at a market price of $5.40, with immediate vesting for their continuing service to the Company, in exchange for giving up their director fees for the remainder of the year. J. David Hansen and Jeffrey Ravetch were each granted 166,667 options and Philip Livingston was granted 16,667 options each at an exercise price of $6.00 per share with immediate vesting and no performance obligations. Options granted to J. David Hansen and Philip Livingston were granted as a condition of the May 2017 financing transaction. The 150,000 options granted to Dr. Ravetch in addition to the 16,667 options granted to other non-employee members of the Company’s Board of Directors were in recognition of the additional value provided by Dr. Ravetch as a scientific expert. Because of the immediate vesting and all of the expenses recorded in 2017, no expenses are being recorded for these grants in 2018.

8. Stock-based Activity

Stock-based Compensation

We measure stock-based compensation expense for equity-classified awards, principally related to stock options and restricted stock units (“RSUs”) based on the estimated fair value of the award on the date of grant. We recognize the value of the portion of the award that we ultimately expect to vest as stock-based compensation expense over the requisite service period in our condensed consolidated statements of operations.

We use the Black-Scholes model to estimate the fair value of stock options granted. The expected term of stock options granted represents the period of time that we expect them to be outstanding. For the three months ended March 31, 2018 and 2017, the following valuation assumptions were used:

	Three Months Ended March 31,
	2018	2017
Risk-free interest rate	2.38%	1.5 to 2.0%
Dividend yield	0%	0%
Expected volatility	87%	85 to 73%
Expected life of options, in years	1.72 to 5.5	1.4 to 6.0
Weighted average grant date fair value	$1.46	$2.20

 Total estimated stock-based compensation expense, related to all the Company’s stock-based payment awards recognized under ASC 718, “Compensation—Stock Compensation” was comprised of the following:

	Three Months Ended March 31,
	2018	2017
Research and development	$171,160	$320,675
General and administrative	453,447	712,136
Total stock-based compensation expense	$624,607	$1,032,811

Stock-based Award Activity

The following table summarizes the Company’s stock option activity during the three months ended March 31, 2018:

	Options Outstanding	Weighted-Average Exercise Price
Outstanding at December 31, 2017	953,937	$13.97
Granted	1,126,000	2.04
Exercised	—	—
Forfeited/cancelled/expired	(2,736)	32.28
Outstanding and expected to vest at March 31, 2018	2,077,201	$7.48
Vested and exercisable at March 31, 2018	713,336	$12.75

The total unrecognized compensation cost related to unvested stock option grants as of March 31, 2018, was $1,411,061 and the weighted average period over which these grants are expected to vest is 1.72 years. The weighted average remaining contractual life of stock options outstanding at March 31, 2018 and 2017 is 9.33 and 9.15 years, respectively.

During the first three months of 2018, the Company granted 1,126,000 options to officers and employees with a weighted average exercise price of $2.04 and vesting over a three-year period with a vesting starting at the one- year anniversary date of the grant date.   During the first three months of 2017, the Company granted 746,690 options to officers and employees with a weighted average exercise price of $3.09 and vesting over a three-year period with vesting starting at the one-year anniversary of the grant date.

Stock options granted to employees generally vest over a three-year period with one third of the grants vesting at each one-year anniversary of the grant date.

Because the Company had a net operating loss carryforward as of March 31, 2018, no tax benefits for the tax deductions related to stock-based compensation expense were recognized in the Company’s condensed consolidated statements of operations. Additionally, no stock options were exercised in the three months ended March 31, 2018 and 2017.

A summary of activity related to restricted stock grants under the Fifth Amended and Restated MabVax Therapeutics Holdings, Inc. 2014 Employee, Director and Consultant Equity Incentive Plan for the quarter ended March 31, 2018 is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2017	832,226	$3.88
Granted	—	—
Vested	(797,987)	1.87
Forfeited	—	—
Non-vested at March 31, 2018	34,239	$50.54

As of March 31, 2018, there were 34,329 non-vested RSUs remaining outstanding.

As of March 31, 2018, unamortized compensation expense related to RSUs granted in 2016 amounted to $9,903, which is expected to be recognized over a weighted average period of 0.04 of a year.

Management Bonus Plan

On February 21, 2018, the compensation committee of the Board of Directors reviewed 2017 results and concluded that the year’s performance, relative to the objectives set at the beginning of the year, did not merit any bonus payment. The compensation committee also determined that management base salaries would currently remain unchanged from 2017 levels.

Common stock reserved for future issuance

Common stock reserved for future issuance consists of the following at March 31, 2018:

Common stock reserved for conversion of preferred stock	6,144,154
Warrants to purchase common stock	1,278,243
Common stock options outstanding	398,259
Authorized for future grant or issuance under the Stock Plan	398,217
Unvested restricted stock	34,239
Total	8,253,112

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

	Three Months Ended March 31,
	2018	2017
Common stock reserved for conversion of preferred stock	6,144,154	991,808
Warrants to purchase common stock	1,278,243	1,708,048
Common stock options outstanding	398,259	532,689
Unvested restricted stock	34,239	68,493
Total	7,854,895	3,301,038

10. Contracts and Agreements

May 2017 Letter Agreement

On May 15, 2017, as a condition to the participation of HS Contrarian Investments, LLC (“HS Contrarian”) in the public offering of the Company’s common stock and Series G Preferred Stock in May 2017 (the “May 2017 Public Offering”), the Company entered into a Letter Agreement with HS Contrarian (the “May 2017 Letter Agreement”) where the Company agreed to offer incentive shares (the “May 2017 Inducement Shares”) to investors who (i) participated in both the Company’s August 2016 public offering and the Company’s April 2015 private offering, (ii) purchased securities in the May 2017 Public Offering equal to at least 50% of their original investment in the August 2016 public offering or 25% of their original investment in the April 2015 private offering, and (iii) still hold 100% of their common stock or preferred stock purchased in those investments.

Further, the Company agreed to the following in the May 2017 Letter Agreement:

Board Nomination:
To nominate one (1) candidate to the Board of Directors acceptable to the holder of a majority of the Series G Preferred Stock by December 31, 2017, and that (2) two current Board members would resign.

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

Letter Agreement Regarding Future Financing Transactions

On August 9, 2017, in connection with an offering in the aggregate amount of $1,312,500 in which the Company sold shares of its Series J Preferred Stock (the “August 2017 Offering”), we entered into a Letter Agreement with HS Contrarian (the “August 2017 Letter Agreement”), whereby HS Contrarian consented to and agreed that, the Company may sell securities to the investors set forth below, of an aggregate amount of up to $2,350,000, and the Company would issue incentive shares in the form of newly designated shares of Series K Preferred Stock convertible into an aggregate of 2,166,667 shares of common stock to be distributed to the following individuals or entities, as directed by HS Contrarian, as an incentive (the “Inducement Shares”) for HS Contrarian and these entities and individuals to invest in the August 2017 Offering.

HS Contrarian Investments, LLC
GRQ Consultants, Inc. Roth 401K FBO Barry Honig Trustee
GRQ Consultants, Inc. Roth 401K FBO Renee Honig Trustee
Grander Holdings, Inc. 401K
Robert B. Prag
David Moss
Paradox Capital Partners, LLC
Melechdavid, Inc.
Melechdavid, Inc. Retirement Plan
Robert S. Colman Trust UDT 3/13/85
Sargeant Capital Ventures, LLC
Edward W. Easton TTEE The Easton Group ORP PSP U/A DTD 02/09/2000
Donald E. Garlikov
Airy Properties
Ryan O'Rourke
Corey Patrick O'Rourke

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

Memorial Sloan Kettering Cancer Center

Since 2008 the Company has engaged in various research agreements and collaborations with MSK including licensed rights to cancer vaccines and the blood samples from patients who have been vaccinated with MSK’s cancer vaccines. Total sponsored research contracts outstanding in 2016 amounting to approximately $800,000 in 2016 were 100% complete as of the year ended December 31, 2016. Such sponsored research agreements provide support for preclinical work on the Company’s product development programs. The work includes preparing radioimmunoconjugates of the Company’s antibodies and performing in vitro and in vivo pharmacology studies for our therapeutic antibody product candidate, imaging agent product candidate and radioimmunotherapy product candidate programs. For the three months ended March 31, 2018, there were no expenses incurred related to these contracts.

 Patheon Biologics LLC Agreement

 On April 14, 2014, the Company entered into a development and manufacturing services agreement with Patheon Biologics LLC (f.k.a. Gallus Biopharmaceuticals) to provide a full range of manufacturing and bioprocessing services, including cell line development, process development, protein production, cell culture, protein purification, bio-analytical chemistry and QC testing.  Total amount of the contract is estimated at approximately $3.0 million.  For the three months ended March 31, 2018 and 2017, the Company recorded no expenses associated with the agreement, as no manufacturing was completed during either period.

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

Minimum future annual capital lease obligations are as follows as of March 31, 2018:

2018 (remaining)	$14,935
2019	22,402
2020	22,402
2021	7,468
Less interest	(7,856)
Principal	59,351
Less current portion	(18,180)
Noncurrent portion	$41,171

Operating Leases

In 2015, the Company recorded a $590,504 contingent lease termination fee of the master lease and sublease of 3165 Porter Drive in Palo Alto, California, which was payable to ARE-San Francisco No. 24 (“ARE”), if the Company received $15 million or more in additional financing in the aggregate. The additional financing was achieved in 2015 and the termination fee is reflected on the condensed consolidated balance sheet as an accrued lease contingency fee.

On September 2, 2015, the Company entered into a lease (the “Lease”) with AGP Sorrento Business Complex, L.P., for certain premises of office and laboratory space in buildings located at 11535 Sorrento Valley Rd., San Diego, California, to serve as the Company’s corporate offices and laboratories (the “New Premises”).  Because certain tenant improvements needed to be made to the New Premises before the Company could take occupancy, the term of the Lease did not commence until the New Premises were ready for occupancy, which was on February 4, 2016.  The Lease terminates on February 28, 2022, unless earlier terminated in accordance with the Lease. Pursuant to the terms of the Lease, the monthly base rent is $35,631, subject to annual increases as set forth in the Lease.

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

The Company recognized rent expense on a straight-line basis over the term of the lease. Rent expense was $111,201 and $115,238 during the quarters ended March 31, 2018 and 2017, respectively.

Minimum future annual operating lease obligations are as follows as of March 31, 2018:

2018 (remaining)	$340,208
2019	466,085
2020	480,068
2021	494,470
2022	41,306
Total	$1,822,137

12. Subsequent Events

May 2018 Private Placements

In connection with the May 2018 Private Placements, the Company entered into separate purchase agreements with accredited investors between April 30 and May 2, 2018, pursuant to which we agreed to sell (i) 218,182 shares of common stock at an aggregate purchase price of $240,000, or $1.10 per share, and (ii) 5,363.64 shares of Series N Preferred Stock at an aggregate purchase price of $590,000, or $110.00 per share. The offering closed on May 15, 2018, with the Company receiving gross proceeds totaling $830,000. No financial advisor was used in connection with the May 2018 Private Placements.

Under the terms of the May 2018 Private Placements, we were required to offer an aggregate of 12,777.77 May 2018 Inducement Shares to investors who previously purchased securities in the February 2018 Private Placements and who also purchased securities in the May 2018 Private Placements with an aggregate purchase price of at least 40% of their investment amounts in the February 2018 Private Placements. Based on the closing of the offering, and participation of the May 2018 Inducement Investors that in the aggregate amounted to $830,000, the Company issued an aggregate of 10,605.56 May 2018 Inducement Shares in the form of Series O Preferred Stock convertible into an aggregate of 1,060,556 shares of common stock.

Amendments to Articles of Incorporation or Bylaws

Certificate of Designations, Preferences and Rights of the 0% Series N Convertible Preferred Stock – On April 30, 2018, the Company filed a Certificate of Designations, Preferences and Rights of the 0% Series N Convertible Preferred Stock (the “Series N Certificate of Designation”) with the Secretary of State of the State of Delaware, designating 20,000 shares of preferred stock as Series N Preferred Stock.

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

The Series N Certificate of Designation includes a 4.9% beneficial ownership conversion blocker, a 19.99% blocker provision until stockholders have approved any or all shares of common stock issuable upon conversion of the Series N Preferred Stock, and price protection for so long as the holder owns the Series N Preferred Stock. All shares of the Company’s capital stock will be junior in rank to the Series N Preferred Stock, with respect to the preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding-up of the Company, except for the Company’s Series D Preferred Stock, Series E Preferred Stock, Series I Preferred Stock, Series J Preferred Stock, Series K Preferred Stock, Series L Preferred Stock and Series M Preferred Stock.

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

We are prohibited from effecting a conversion of the Series N Preferred Stock to the extent that, as a result of such conversion, the holder would beneficially own more than 4.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the Series N Preferred Stock, which beneficial ownership limitation may be increased by the holder up to, but not exceeding, 9.99%. Each holder is entitled to vote on all matters submitted to stockholders of the Company, and shall have the number of votes equal to the number of shares of common stock issuable upon conversion of such holder’s Series N Preferred Stock, but not in excess of the beneficial ownership limitations, and except that the holder may not vote for approval of shares of Common Stock issuable upon conversion of Series N Preferred Stock at any meeting of the Company's stockholders.

Correction to Certificate of Designations, Preferences and Rights of the 0% Series N Convertible Preferred Stock – On May 2, 2018, the Company filed a correction to the Series N Certificate of Designation. The inaccuracy or defect in the Series N Certificate of Designation was that the Series N Certificate of Designation inadvertently stated a specific number of shares in Section 4(f) “19.99% Conversion Blocker.” The Series N Certificate of Designation was corrected by amending and restating Section 4(f) in its entirety to remove such inadvertent inclusion.

Certificate of Designations, Preferences and Rights of the 0% Series O Convertible Preferred Stock – On April 30, 2018, the Company filed a Certificate of Designations, Preferences and Rights of the 0% Series O Convertible Preferred Stock with the Secretary of State of the State of Delaware, designating 20,000 shares of preferred stock as Series O Preferred Stock.

The shares of Series O Preferred Stock are convertible into shares of common stock based on a conversion calculation equal to the stated value of the Series O Preferred Stock, plus all accrued and unpaid dividends, if any, on such Series O Preferred Stock, as of such date of determination, divided by the conversion price. The stated value of each share of Series O Preferred Stock is $0.01 and the initial conversion price is $0.0001 per share, each subject to adjustment for stock splits, stock dividends, recapitalizations, combinations, subdivisions or other similar events. We are not permitted to issue any shares of common stock upon conversion of the Series O Preferred Stock until we obtain the approval of our stockholders.

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

We are prohibited from effecting a conversion of the Series O Preferred Stock to the extent that, as a result of such conversion, the holder would beneficially own more than 4.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the Series O Preferred Stock, which beneficial ownership limitation may be increased by the holder up to, but not exceeding, 9.99%. Each holder is entitled to vote on all matters submitted to stockholders of the Company, and shall have the number of votes equal to the number of shares of common stock issuable upon conversion of such holder’s Series O Preferred Stock, but not in excess of the beneficial ownership limitations, and except that the holder may not vote for approval of shares of Common Stock issuable upon conversion of Series O Preferred Stock at any meeting of the Company's stockholders.

Sublicense Grant to Y-mAbs Therapeutics, Inc.

On June 27, 2018, we granted an exclusive sublicense to Y-mAbs, a privately held clinical stage biopharmaceutical company, for a bi-valent ganglioside-based vaccine intended to treat neuroblastoma, a rare pediatric cancer (the “Y-mAbs Sublicense”). Total value of the transaction to MabVax is $1.3 million plus a share of a Priority Review Voucher (as defined in the sublicense agreement) if granted by the FDA to Y-mAbs on approval of the vaccine and the Priority Review Voucher is subsequently sold. Additionally, Y-mAbs will be responsible for all further development of the product as well as any downstream payment obligations related to this specific vaccine to MSK that were specified in the original MabVax-MSK license agreement dated April 30, 2008. If Y-mAbs successfully develops and receives FDA approval for the neuroblastoma vaccine, it is obligated to file with the FDA for a Priority Review Voucher. If the voucher is granted to Y-mAbs and subsequently sold, then MabVax will receive a percentage of the proceeds from the sale of the voucher by Y-mAbs. Upon entering the Y-mAbs Sublicense, the Company received an upfront payment of $700,000 and will receive an additional $600,000 upon the one-year anniversary of entering into the agreement (assuming the agreement is still in effect). The Sublicense Agreement contains termination provisions allowing for the termination of the agreement (i) upon material breach if the breaching party fails to cure the breach within 60 days of notice by the non-breaching party, (ii) by Y-mAbs at any time upon 90 days’ advance notice to MabVax, or (iii) the expiration or termination of the underlying license from MSK to MabVax, provided that MSK will assume the agreement if Y-mAbs is in material compliance with the agreement upon the termination of the MSK-MabVax license. There were no continuing obligations on the part of the Company in connection with the agreement other than one-time administrative matters that were completed within thirty (30) days of signing the agreement.

Letter Agreement with MSK

On June 27, 2018, we entered into a letter agreement with MSK (the “MSK Letter”) in connection with obtaining the consent from MSK for the Company to enter into the Y-mAbs Sublicense and allow Y-mAbs to “step into the shoes” of the obligations that the Company would have had to pay MSK if the Company had continued development of the neuroblastoma vaccine, including future payment obligations of the Company regarding future milestones. As part of the agreement, the Company and MSK agreed that MabVax would receive 100% of both the $700,000 upfront payment and $600,000 upon the one-year anniversary of the Y-mAbs Sublicense, and the Company would pay an aggregate of $398,534 to MSK in connection with prior expenses incurred by MSK in relation to MSK’s longstanding relationship and collaboration with the Company.

Amendments and Notices Related to Oxford Finance Loan Agreement

On July 3, 2018, we and Oxford Finance signed the Second Amendment to Loan and Security Agreement whereby Oxford Finance has (i) consented to the Company’s license and sale to Boehringer Ingelheim of the Acquired Assets and release of any encumbrances under the Loan Agreement that relate to the Acquired Assets, (ii) payments of advisory fees to Greenhill & Company of $385,000 over the course of six months in equal monthly payments, and (iii) deferred principal payments under the Loan Agreement for six months starting with the July 2018 payment, in exchange for the Company granting such additional collateral that was not pledged previously or in which security interest was not granted prior to the Second Amendment. We are obligated to pay a fully earned and non-refundable amendment fee of $5,000 to Oxford Finance, which shall become due and payable upon the earlier of: (i) the maturity date of the term loans, (ii) the acceleration of any term loan, or (iii) the prepayment of the term loans pursuant to the Loan and Security Agreement.

As a result of the deferred principal payments under the Loan Agreement, the future principal payments under notes payable for the Loan Agreement as of July 3, 2018 are as follows:

Years ending December 31:
2018 (remaining)	$0
2019	2,380,952
2020	396,826
Notes payable, balance as of July 1, 2018	2,777,778
Unamortized discount on notes payable	(235,560)
Notes payable, net, balance as of July 1, 2018	2,542,218
Current portion of notes payable as of July 1, 2018, net	(1,190,476)
Non-current portion of notes payable as of July 1, 2018, net	$1,351,742

The Company was in compliance with all applicable covenants set forth in the Loan Agreement as of March 31, 2018. However, on August 14, 2018, the Company received the Notice from Oxford Finance asserting certain events of default under the Loan Agreement had occurred as a result of certain events the Company reported as having occurred, including, without limitation, the following Alleged Default Events: (i) the resignation of the Company’s external auditor, CohnReznick, effective August 3, 2018, and its withdrawal of its audit reports for the years 2014 through 2017, (ii) the resignation of four (4) members of the Board of Directors, effective as of July 31, 2018, and (iii) the delisting of the Company’s common stock from The Nasdaq Stock Market LLC on July 11, 2018. The Company informed Oxford Finance that it disputes the Alleged Default Events, individually or collectively, constitute a “Material Adverse Change” or other event of default under the Loan Agreement. In addition, the Company already engaged a new auditor, Haskell & White LLP, effective August 22, 2018, and on September 20, 2018, the Court ratified the Delaware Petition. The Company also intends to apply for listing on the OTCQB Marketplace once it meets the requisite eligibility requirements, which are subject to appointing at least one independent member to the Board of Directors, with the second independent member to be appointed to the Board of Directors within 30 days of uplisting to the OTCQB Marketplace.

Asset Purchase and License Agreement with Boehringer Ingelheim

On July 6, 2018, the Company entered into an Asset Purchase Agreement and License Agreement with Boehringer Ingelheim (the “Asset Purchase Agreement”) centered on MabVax's program targeting a glycan commonly overexpressed on multiple solid tumor cancers. Boehringer Ingelheim has acquired all rights in and to the program. MabVax received $4 million upon signing the agreement and will receive an additional $7 million in connection with near-term milestones and downstream regulatory milestone payments plus further earn-out payments. The asset acquisition is separate and distinct from other programs under development at MabVax, enabling MabVax to retain all rights to its lead HuMab-5B1 antibody program which is in Phase 1 clinical trials as a therapeutic product candidate and as a diagnostic product candidate, as well as other antibody discovery programs from the Company's antibody discovery portfolio targeting other cancer antigens.

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

Legal Proceedings

On January 29, 2018, the Company received notice from the SEC of an investigation (along with the SEC Complaint, defined below, the “SEC Action”). We believe the SEC is investigating (i) potential violations by the Company and its officers, directors and others of Section 10(b) of the Securities and Exchange Act of 1934, as amended (as amended, the “Exchange Act”) and Section 17(a) of the Securities Act of 1933, as amended (as amended, the “Securities Act”); and (ii) potential violations by multiple holders of our preferred stock of the reporting and disclosure requirements imposed by Section 13(d) of the Exchange Act and pursuant to Schedules 13D and 13G. We further believe the SEC Action pertains to our relationships with the Investor Defendants (defined below), including (i) the circumstances under which the Investor Defendants invested in the Company and whether they have acted as an undisclosed group in connection with their investment; (ii) the manner with or in which the Investor Defendants may have sought to control or influence the Company and its leadership since their respective investments (and the extent to which those efforts to control or influence have been successful); and (iii) our prior disclosures regarding the control of the Company and beneficial ownership of our common and preferred stock included in our registration statements filed in 2017 and 2018 and in our Exchange Act reports.

On September 7, 2018, the SEC filed a complaint (the “SEC Complaint”) in the U.S. District Court for the Southern District of New York against the following individuals and entities who have purchased securities of the Company: Barry C. Honig, John Stetson, Michael Brauser, John R. O'Rourke III, Mark Groussman, Phillip Frost, Alpha Capital Anstalt, ATG Capital LLC, Frost Gamma Investments Trust, GRQ Consultants, Inc., Grander Holdings, Inc., Melechdavid, Inc., OPKO Health, Inc., HS Contrarian Investments, LLC, and Southern Biotech, Inc. (collectively, the “Investor Defendants”), and against others who we believe have not made any investment in the Company. SEC v. Honig et al., No. 1:18-cv-01875 (S.D.N.Y. 2018). In the Complaint, the SEC alleges a variety of misconduct with respect to the Investor Defendants’ transactions and/or relationships with three public issuers, including a public issuer identified as “Company C,” which we understand to be MabVax. With respect to “Company C” in particular, the SEC alleges that some of the Investor Defendants manipulated the price of the Company’s securities by writing, or causing to be written, false or misleading promotional articles, and a variety of other manipulative trading practices. The SEC further alleges that some of the Investor Defendants filed false reports of their beneficial ownership or failed to file reports of their beneficial ownership when required to do so. The SEC claims that, by engaging in this and the other alleged actions in the Complaint, the Investor Defendants and other defendants violated the anti-fraud and many other provisions of the Exchange Act, the Securities Act, and SEC Rules promulgated thereunder. The SEC Complaint does not assert any claims against the Company or any of its directors or officers, nor otherwise allege that they were culpable participants in the misconduct allegedly undertaken by the Investor Defendants.

We have cooperated with the SEC in connection with the SEC Action. Although the SEC has not asserted claims against the Company or any of its directors or officers, we cannot predict whether the SEC Action ultimately will conclude in a manner adverse to the Company or any of its directors and officers, or in a manner adverse to the Investor Defendants or other of the Company’s current or former stockholders. We also cannot predict when the SEC Action or any related matters may conclude, or how any such matters or resolution may impact how the Company is perceived by the market, potential partners and potential investors in our securities. In the past, the SEC informed us it would not declare effective any registration statements registering our securities effective during the pendency of the SEC Action.

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

Class Action and Derivative Complaints

In re MabVax Therapeutics Securities Litigation, Case No. 18-cv-1160-BAS-NLS.  On June 4, 2018, and August 3, 2018, two securities class action complaints were filed by purported stockholders of the Company in the United States District Court for the Southern District of California (the “U. S. District Court”) against the Company and certain of its current officers. On September 6, 2018, the U.S. District Court consolidated the two actions and appointed lead plaintiffs. On October 10, 2018, lead plaintiffs filed their consolidated complaint, which, in addition to naming the Company and certain current officers as defendants, also names certain investors as defendants. The consolidated complaint alleges, among other things, that the defendants violated Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 thereunder, by misleading investors about problems with the Company’s internal controls, improper calculation of its beneficial ownership, and improper influence by certain investors. The consolidated complaint also alleges that some of the investor defendants violated Section 9 of the Exchange Act by manipulating the Company’s stock price. The consolidated complaint seek unspecified damages, interest, fees and costs. The current deadline to respond to the consolidated complaint is December 6, 2018.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a clinical stage biopharmaceutical company engaged in the discovery and development of proprietary human monoclonal antibody products for the diagnosis and treatment of a variety of cancers. We discovered a pipeline of human monoclonal antibody product candidates based on the protective immune responses generated by patients who have been vaccinated against targeted cancers. Our therapeutic vaccine product candidates under development were discovered at MSK and are exclusively licensed to us as well as blood samples from patients who were vaccinated with the same licensed vaccines. We operate in only one business segment. We have incurred substantial losses since inception, and we expect to incur additional substantial losses for the foreseeable future as we continue our research and development activities. To date, we have funded our operations primarily through equity financings in the form of common stock and preferred stock, licensing agreements, asset sales, strategic collaborations, issuance of common stock in lieu of cash for services, government grants, debt financings or other arrangements. The process of developing our product candidates will require significant additional research and development, preclinical testing and clinical trials, as well as regulatory approval. We expect these activities, together with general and administrative expenses, to result in substantial operating losses for the foreseeable future. We will not receive product revenue unless we, or our collaborative partners, complete clinical trials, obtain regulatory approval and successfully commercialize one or more of our product candidates. We cannot provide assurance that we will ever generate revenues or achieve and sustain profitability in the future or obtain the necessary working capital for our operations.

During the three months ended March 31, 2018, our loss from operations was $3,434,836 and our net loss was $3,620,751. Net cash used in operating activities for the three months ended March 31, 2018 was $2,096,779, cash and cash equivalents and working capital deficit as of March 31, 2018 were $1,056,203 and $5,196,767 respectively.  As of March 31, 2018, we had an accumulated deficit of $114,674,388 and a stockholders’ equity of $834,296.

We are subject to risks common to biopharmaceutical companies, including the need for capital, risks inherent in our research, development and commercialization efforts, preclinical testing, clinical trials, uncertainty of regulatory and marketing approvals, enforcement of patent and proprietary rights, potential competition and retention of key employees. For a product candidate to be commercialized, it is necessary for us to conduct preclinical tests and clinical trials, demonstrate efficacy and safety of our product candidates to the satisfaction of regulatory authorities, obtain marketing approval, enter into manufacturing, distribution and marketing arrangements, obtain market acceptance and, in many cases, obtain adequate reimbursement from government and private insurers. We cannot provide assurance that we will ever generate revenues or achieve and sustain profitability in the future or obtain the necessary working capital for our operations.

Reverse Stock Splits

On August 16, 2016, we filed a certificate of amendment to our Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effectuate a reverse stock split of our issued and outstanding common stock on a 1-for-7.4 basis, effective on August 16, 2016 (the “2016 Reverse Stock Split”). On February 14, 2018, we filed a certificate of amendment to our Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effectuate another reverse stock split of our issued and outstanding common stock on a 1-for-3 basis, effective on February 16, 2018 (the “2018 Reverse Stock Split”; collectively with the 2016 Reverse Stock Split, the “Reverse Stock Splits”). All share and per share amounts, and number of shares of common stock into which each share of preferred stock will convert, in the financial statements and notes thereto included in Item 1 of Part I of this Quarterly Report and elsewhere in this Quarterly Report have been retroactively adjusted for all periods presented to give effect to the Reverse Stock Splits, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in capital.

Court Validation of Previously Issued Shares of Common Stock upon Conversion of Preferred Stock

On September 20, 2018, the Court of Chancery of the State of Delaware (the “Court”) entered an order validating (i) issuances of common stock upon conversions of the Company’s preferred stock occurring between June 30, 2014 and February 12, 2018, and (ii) stockholder approval of corporate actions presented to the Company’s stockholders from June 30, 2014 to February 12, 2018. In so doing, the Court granted the Company’s Verified Petition for Relief Under 8 Del. C. § 205 (the “Delaware Petition”) captioned In re: MabVax Therapeutics Holdings, Inc., filed on July 27, 2018, in order to rectify the uncertainty regarding whether shares of our common stock were validly issued upon conversion of our preferred stock from June 30, 2014 to February 12, 2018. A copy of the Court’s order granting the petition is filed herewith.

As disclosed in our Current Report on Form 8-K filed with the SEC on May 21, 2018 (the “May Form 8-K”), facts previously came to our attention indicating that certain shares of our common stock issued upon conversion of shares of our preferred stock may not have been validly issued in compliance with the 4.99% blocker provisions set forth in the applicable certificates of designation for conversions occurring between June 30, 2014 and February 12, 2018.

Withdrawal and Reinstatement of Auditor Reports; Auditor Resignation and Appointment of New Auditor

  As disclosed in the May Form 8-K and in part due to the uncertainty regarding the valid issuance of certain shares of our common stock addressed in the Delaware Petition, on May 20, 2018, our Board of Directors, upon the recommendation of management, concluded our prior annual and interim period financial statements for the years 2014, 2015, 2016 and 2017 included in our Reports on Form 10-K and Form 10-Q for such years, and our registration statements filed during the years 2014, 2015, 2016, 2017 and to date for 2018 with respect to the number of shares of common stock outstanding, and the weighted average number of shares used in calculating earnings per share and related per share figures should not be relied upon. Accordingly, on May 20, 2018, our then-engaged independent accounting firm, CohnReznick, withdrew their audit reports included in our Annual Reports on Form 10-K for the years 2014, 2015, 2016 and 2017. Our Board of Directors further determined the Company could not file its Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 in compliance with applicable laws and regulations.

As disclosed on August 8, 2018, effective August 3, 2018, CohnReznick resigned as the Company’s independent auditor. During the Company’s two most recent fiscal years ended December 31, 2017 and December 31, 2016, and during the subsequent interim reporting periods through March 31, 2018, and the interim period through August 3, 2018, there were no disagreements with CohnReznick on any matter of GAAP or practices, financial statement disclosures, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of CohnReznick would have caused CohnReznick to make reference to the subject matter of the disagreements in connection with its reports. Additionally, there were no events of the type listed in paragraphs (A) through (D) of Item 304(a)(1)(v) of Regulation S-K.

Subsequent to the ratification of the shares by the Court on September 20, 2018, on October 12, 2018 CohnReznick issued their audit report for the consolidated financial statements for the years 2016 and 2017, included in our Form 10-K/A filed with the SEC on October 15, 2018, and the auditors’ consent to including their reports in our registration statements filed during the years 2016 and 2017.

On August 22, 2018, we entered into an engagement agreement pursuant to which we appointed our new independent accounting firm, Haskell & White LLP.

Nasdaq De-listing and Intent to Apply for Listing on the OTCQB Marketplace

We currently intend to apply for listing on the OTCQB Marketplace once we meet the requisite eligibility requirements for the OTCQB Marketplace.

On July 2, 2018, the Listing Qualifications Department of the Nasdaq Stock Market (the “Staff”) notified the Company of its determination to delist our securities. In this notice, the Staff indicated their determination was based upon the Company’s non-compliance with the Rule as well as the Company’s non-compliance with the $2.5 million stockholders’ equity requirement for continued listing on The Nasdaq Capital Market per Nasdaq listing rule 5550(b)(1). The Company elected not to appeal the Staff’s decision and, as a result, on July 2, 2018, we received a letter from the Staff indicating trading of the Company’s common stock would be suspended on Nasdaq Capital Market at the open of business on Wednesday, July 11, 2018. On July 11, 2018, our common stock began trading on the OTC Pink, continuing under the symbol MBVX. On May 21, 2018, we notified the Staff that we would not be filing our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, by the required deadline as required for continued listing on the Nasdaq Capital Market per Nasdaq listing rule 5250(c)(1) (the “Rule”). Further, on June 29, 2018, the Company’s Board of Directors determined not to submit a plan to the Staff to regain compliance with the Rule, and we announced this decision in a press release on July 2, 2018. On September 26, 2018, the Nasdaq Stock Market announced that it will delist the common stock of MabVax by filing a Form 25 with the SEC to complete the delisting process. The delisting becomes effective ten days after the Form 25 is filed.

Resignation and Appointment of Members of the Board of Directors

Effective July 31, 2018, Paul Maier, Jeffrey E. Eisenberg, Thomas C. Varvaro and Kenneth Cohen, resigned as members of the Company’s Board of Directors. There were no disagreements between the resigning Board members and management.

Following the resignations, in a separate action, the Board of Directors appointed our Chief Financial Officer, Gregory Hanson, as a member of the Board. Mr. Hanson has served as our Chief Financial Officer since July 2014, and of its subsidiary, MabVax Therapeutics, Inc. since February 2014. Mr. Hanson has over 30 years' experience serving as the CFO, financial executive and director of public and private life sciences and hi-tech companies. Since October 2016, he has served as a member of the board of directors of a private pharmaceutical contract research organization.

Our Clinical Development Programs

MVT-5873 – for the Treatment of Pancreatic Cancer

MVT-5873 as a Monotherapy in Late Stage Cancer Patients – We reported results from our Phase 1a clinical trial of 32 patients treated with our therapeutic antibody product candidate, MVT-5873, as a monotherapy in a poster presentation at the American Society of Clinical Oncology (“ASCO”) Annual Meeting on June 3, 2017. MVT-5873 has been evaluated for safety and tolerability in patients with advanced pancreatic cancer and other CA19-9 positive cancers. In this poster presentation, the Company highlighted that the single agent MVT-5837 appeared safe and well tolerated in patients at biologically active doses based on the results of the Phase 1a trial. Furthermore, all patients in the Phase 1a trial were evaluated by RECIST 1.1 for tumor response, and the Company reported 11 patients achieved stable disease in this dose escalation safety trial of 32 patients.

The results of the Phase 1a trial with MVT-5873 support that this fully-human antibody targeting CA19-9 cancers can be administered at doses with acceptable safety and have a potentially positive impact on disease. The cancer antigen CA19-9 is broadly expressed in various cancers including pancreatic, colon, and small cell lung cancer making this antibody potentially useful for a larger patient population. Clinical signals from an identifiable subset of subjects enabled us to understand those patients most likely to respond to a MVT-5873 based therapy. We plan to continue to evaluate MVT-5873 at higher doses.

MVT-5873 in Combination with a Standard of Care Chemotherapy – Based upon observations from the first two cohorts of patients treated, we are evaluating further clinical development of MVT-5873 in combination with gemcitabine and nab-paclitaxel as a first line therapy for the treatment of patients newly diagnosed with pancreatic cancer. MabVax has treated seventeen patients as of August 24, 2018, with the objective of obtaining additional safety and tumor response (RECIST 1.1) data for this treatment regimen. Dr. Eileen O’Reilly, Associate Director of the David M. Rubenstein Center for Pancreatic Cancer Research, attending physician, member at MSK and Professor of Medicine at Weill Cornell Medical College, is the lead investigator in the MVT-5873 Phase 1 clinical trial.

On February 12, 2018, we reported on interim results of the current cohort of the Phase 1 study, in which MVT-5873 was given in combination with nab-paclitaxel and gemcitabine to patients newly diagnosed with CA19-9 positive pancreatic cancer. MVT-5873 at a dose of 0.125 mg/kg when added to first-line chemotherapy was generally well tolerated by all subjects. At that time, all six patients in the current cohort demonstrated measurable tumor reductions, with four patients meeting the criteria for partial response (PR) and two patients meeting the criteria for stable disease (SD). We believe these results further confirm results reported on a portion of the cohort in late 2017. Patient CA19-9 levels, which are a prognostic indicator of the disease state, were markedly reduced in all subjects with this combination therapy. Due to adverse events potentially related to the combination of nab-paclitaxel, gemcitabine and MVT-5873, not seen in the monotherapy clinical study, the Company has suspended patient enrollment at the current dose. We are evaluating plans to enroll additional patients at a lower dose to further explore safety and response in a larger population.

MVT-2163 – as an Imaging Agent for Pancreatic Cancer

We reported results from our Phase 1a clinical trial of ImmunoPET imaging agent product candidate, MVT-2163, in 12 patients with locally advanced or metastatic adenocarcinoma of the pancreas (“PDAC”) or other CA19-9 positive malignancies in a poster presentation and podium talk at the Society of Nuclear Medicine and Molecular Imaging (“SNMMI”) Annual Meeting held in Denver, Colorado on June 10-14, 2017.

The Phase 1a clinical trial of MVT-2163 Phase I trial was intended to evaluate our next generation diagnostic PET imaging agent in patients with PDAC or other CA19-9 positive malignancies. MVT-2163 (89Zr-HuMab-5B1) combines the well-established PET imaging radiolabel Zirconium-89, a positron emitting isotope typically labeled as 89Zr, with the targeting specificity of MVT-5873. We designed the trial to establish safety, pharmacokinetics, biodistribution, optimal time to obtain the PET image, and the amount of MVT-5873 to be administered as a blocking dose prior to administration of MVT-2163 to obtain optimized PET scan images.

As of July 2017, twelve (12) patients were treated in this first-in-human trial evaluating the safety and feasibility of MVT-2163 to image pancreatic tumors and other CA19-9 positive malignancies. MVT-2163 was administered alone and in combination with MVT-5873 and was well tolerated in all cohorts. The only toxicities were infusion reactions that resolved on the day of the injection, with some patients requiring standard supportive medication. We reported that administering MVT-5873 prior to dosing MVT-2163 reduces liver uptake facilitating detection of liver metastases. In addition, we determined that the MVT-5873 cold antibody pre-dose did not interfere with the uptake of MVT-2163 on cancer lesions.

Uptake of MVT-2163 was observed in primary tumors and metastases as early as day two and continuously through day seven. Standard Uptake Values (“SUVs”), a measurement of activity in PET imaging, reached as high as 101 in the study. The investigators reported that the SUVs are amongst the highest lesion uptake values they have ever seen for a radiolabeled antibody. Bone and soft tissue disease were readily visualized, and lesion uptake of the radiotracer was higher than typically seen with PET imaging agents. The correlation with Computerized Tomography (“CT”) scans was high.

In summary, the MVT-2163 product candidate demonstrated acceptable safety tolerability, pharmacokinetics and biodistribution in this trial. MVT-2163 also produced high quality PET images identifying both primary tumor and metastatic sites. We believe there was a promising correlation with diagnostic CT that warrants further studies correlating these findings with histopathology to assess the accuracy of MVT-2163 in identifying smaller metastatic nodes below the detection level of standard CT scans. We believe the continual increase in high SUVs on cancer lesions in this study supports the use of the Company’s MVT-1075 radioimmunotherapy product candidate, which utilizes the same antibody to deliver a radiation dose for the treatment of patients with pancreatic, lung and colon cancers.

In April 2018 the NIH awarded an R01 Research Grant to MSK for continued Phase 1b development of MVT-2163 as a PET diagnostic imaging agent. The R01 grant extends the Phase 1 work already completed by MabVax by evaluating MVT-2163 visual images and biopsies of targeted tissues illuminated with the PET agent. This information will then be used to determine if the new PET imaging agent can improve pre-surgical staging of patients with pancreatic ductal adenocarcinoma. Since surgery is currently the only cure for pancreatic cancer and the success rate of surgical intervention is low, having a new diagnostic tool to more accurately assess the location and extent of the dissemination of the cancer has the potential to improve surgical outcomes. Additionally, these data can be used to support the dose and dose distribution determinations for the Company’s HuMab-5B1 antibody based radioimmunotherapy agent, MVT-1075, currently being evaluated in a Phase 1 trial. MabVax will support MSK in its research efforts and allow the clinical study to be conducted under a MabVax IND; however, the bulk of the costs will be borne by the NIH.

MVT-1075 – as a Radioimmunotherapy for Pancreatic Cancer

On February 28, 2018, we announced positive interim results from the initial three-patient cohort of the Phase 1 clinical trial for MVT-1075, which combines the demonstrated targeting specificity of the MVT-5873 antibody with the proven clinical success of a low-energy radiation emitter, 177Lutetium, often referred to as 177Lu. Results from the first three patients dosed in the initial cohort of this dose escalation Phase 1 safety trial demonstrated that MVT-1075 was reasonably well tolerated and accumulated on tumor as evidenced by dosimetry measurements performed after the first dose. At this initial dose, two subjects met the criteria for stable disease (SD) and one met the criteria of progressive disease (PD) as measured using RECIST 1.1 criteria. Hematologic toxicities were manageable, and the Company is enrolling the first patient in the second cohort.

This Phase 1 first-in human dose escalation clinical trial, which began in June 2017, is an open-label, multi-center study evaluating the safety and efficacy of MVT-1075 in up to 22 patients for patients with PDAC or other CA19-9 positive malignancies including colon and lung cancers. The primary endpoint of this trial is to determine the maximum tolerated dose and safety profile in late stage patients with recurring disease who have failed prior therapies. Secondary endpoints include evaluating tumor response rate and duration of response by RECIST 1.1 and determining dosimetry and pharmacokinetics. This dose-escalation study utilizes a traditional 3+3 design and is based on experience we gained through prior clinical studies that treated 50 patients with either MVT-5873, or our imaging agent MVT-2163. The investigative sites are Honor Health in Scottsdale, Arizona, and MSK in New York City.

In April 2017, we reported preclinical results for MVT-1075 at the American Association of Clinical Research (AACR) Annual Meeting, demonstrating suppression, and in some instances, regression, of tumor growth in xenograft animal models of pancreatic cancer, potentially making this product candidate an important new therapeutic agent in the treatment of pancreatic, colon and lung cancers. Supporting the MVT-1075 RIT clinical investigation are the Company's successful MVT-5873 and MVT-2163 Phase 1a safety and target specificity data which were reported earlier this year at the annual meetings of the ASCO and the SSNMMI, respectively. The combined results from 50 patients in the Phase 1 MVT-5873 and MVT-2163 studies established safety and provided significant insight into drug biodistribution and an optimal dosing strategy, which the Company has incorporated into the MVT-1075 program.

Asset Sales and License Agreements

License Grant to Y-mAbs Therapeutics, Inc.

On June 27, 2018, we entered into a Sublicense Agreement with Y-mAbs, pursuant to which we granted Y-mAbs an exclusive sublicense to a bi-valent ganglioside-based vaccine product candidate intended to treat neuroblastoma, a rare pediatric cancer.

Neuroblastoma is a rare solid tumor in childhood with only about 650 cases diagnosed each year in North America. The incidence is about 10.54 cases per 1 million per year in children younger than 15 years. About 37% are diagnosed as infants, and 90% are younger than 5 years at diagnosis, with a median age at diagnosis of 19 months. Neuroblastoma is responsible for 12% of all cancer deaths in children less than 15 years of age.

Total value of the transaction to MabVax is $1.3 million, $700,000 of which was paid upon execution of the agreement and $600,000 of which is to be paid within five (5) days of the first anniversary of the execution date, plus a share of a Priority Review Voucher if granted by the FDA to Y-mAbs on approval of the vaccine and the Priority Review Voucher is subsequently sold. Additionally, Y-mAbs will be responsible for all further development of the product candidate as well as any downstream payment obligations related to this specific vaccine to MSK that were specified in the original MabVax-MSK license agreement. If Y-mAbs successfully develops and receives FDA approval for the Neuroblastoma vaccine product candidate, it is obligated to file with the FDA for a Priority Review Voucher. If this voucher is granted to Y-mAbs and subsequently sold, then MabVax will receive a percentage of the proceeds from the sale of the voucher by Y-mAbs.

The neuroblastoma vaccine product candidate was originally developed by Dr. Philip Livingston and colleagues at MSK and licensed as part of a broader portfolio of anti-cancer vaccines licensed to MabVax. MabVax filed for and was granted an Orphan Drug Designation for the neuroblastoma vaccine and has manufactured Phase II clinical supplies for a planned but not initiated clinical trial to be conducted with the consortium New Advances in Neuroblastoma Therapy (“NANT”). NANT is the only consortium of academic medical centers in the world solely dedicated to developing novel treatments and biomarkers for children with Neuroblastoma. Over the last several years, MabVax has shifted its focus and resources to the Company’s human antibody discovery and development programs that are currently in early stage clinical trials and have attracted partner interest.

Sale of Asset to Boehringer Ingelheim and Related Agreements

On July 6, 2018, we entered into the Asset Purchase Agreement with Boehringer Ingelheim, pursuant to which Boehringer Ingelheim purchased all of our rights to assets owned or controlled by us that related to a specific human antibody research and development program to identify and characterize antibodies that bind to an undisclosed glycan antigen. The transaction closed on July 6, 2018.

Pursuant to the Asset Purchase Agreement, MabVax may receive a total of $11 million, $4 million of which was paid upfront and the remainder upon the achievement by Boehringer Ingelheim of various specified milestone events, plus further earn-out payments through the later of the expiration of the last to expire valid claim of the licensed program patent covering a Boehringer Ingelheim product, or ten (10) years from the date of first commercial sale of such Boehringer Ingelheim product on a country-by-country and product-by-product basis. The asset acquisition is separate and distinct from other programs under development at MabVax, enabling MabVax to retain all rights to its lead HuMab-5B1 antibody program which is in Phase 1 clinical trials as a therapeutic product candidate and as a diagnostic product candidate, as well as other antibody discovery programs from the Company’s antibody discovery portfolio targeting other cancer antigens.

MabVax discovered the antibody series at the center of this transaction from biological samples, originally from patients who were vaccinated against their solid tumors with a glycan antigen-containing vaccine. We believe our methods of discovery of fully human antibodies directly from vaccinated cancer patients has potential advantages, which include greater specificity and reduced toxicities.

Plan for Remainder of 2018

Based on the experience with recent asset sales and license agreements, and continuing inquiries from third parties regarding their interest in other MabVax assets and clinical progress to date related to MVT-5873, MVT-1075, and MVT-2163, we intend on continuing to explore additional licensing and/or collaboration opportunities for certain fields of use of our technology. However, there can be no assurance that any such transaction will occur.

If we are able to secure additional funds, we intend to, among other things:

●
continue enrollment in our clinical study of MVT-5873 in combination with gemcitabine and nab-paclitaxel in first line therapy for the treatment of patients newly diagnosed with pancreatic cancer with the objective of confirming early observations seen to date, to enable discussions with potential strategic partners and investors.

●
enroll additional patients into the MVT-5873 monotherapy trial with the aim of establishing a higher maximum tolerated dose. We have submitted our Investigational New Drug Application (“IND”), to the FDA, for a revised protocol to enable continuation of the trial at higher doses.

●
support the continued development of the MVT-2163 imaging agent under the R01 grant made to MSK for the Phase 1b portion of this clinical program.

●
continue clinical development of MVT-1075 for the treatment of locally advanced or metastatic pancreatic cancer patients, by completing additional cohorts of patients in a dose escalation safety trial to continue to assess the safety and potential efficacy of this treatment; also, to enable discussions with potential strategic partners and investors.

RESULTS OF OPERATIONS

We are providing the following information about our revenues, expenses, and cash and liquidity.

Comparison of the Three-Month Periods Ended March 31, 2018 and 2017

Revenues:
	Three Months Ended March 31,		% Increase/
	2018	2017	(Decrease)

Revenues	$-	$-	- %

For the three months ended March 31, 2018 and 2017, we recognized no revenues.

  Research and development expenses:
	Three Months Ended March 31,		% Increase/
	2018	2017	(Decrease)

Research and development	$1,629,855	$2,818,363	(42) %

For the three months ended March 31, 2018, the Company incurred research and development expenses of $1,629,855, as compared to $2,818,363 for the same period a year ago. Decreased expenses in the three months ended March 31, 2018 compared to the same period in the prior year are primarily due to decreased in salaries of and employee benefits of $714,482 as a result of the mid-2017 reduction in force and a decrease of $407,277 in clinical costs.

Stock-based compensation expense included in research and development expenses for the three months ended March 31, 2018 and 2017 was $171,160 and $320,675, respectively.

General and administrative expenses:
	Three Months Ended March 31,		% Increase/
	2018	2017	(Decrease)

General and administrative	$1,804,981	$2,273,951	(21) %

For the three months ended March 31, 2018, the Company incurred general and administrative expenses of $1,804,981 as compared to $2,273,951 for the same period a year ago. The decrease in general and administrative expenses was primarily due to decreases in salaries and employee benefits of $407,297, taxes of $71,500, consulting expenses of $47,354 and a decrease in travel and travel related expenses of $36,223 offset by an increase of $105,879 in legal fees related primarily to gathering and providing information to the SEC as part of the SEC Investigation, as defined and described in Item 1, Legal Proceedings, in Part II of this Quarterly Report.

Stock-based compensation expense included in general and administrative expense for the three months ended March 31, 2018 and 2017 was $453,447 and $712,136, respectively.  Restricted stock expense for services for the three months ended March 31, 2018 and 2017, was -0- and $56,600.

Interest and other expense:
	Three Months Ended March 31,		% Increase/
	2018	2017	(Decrease)

Interest and other expense, net	$185,915	$262,540	(29) %

Interest and other expense, net was $185,915 and $262,540 for the three months ended March 31, 2018 and 2017, respectively. The amount for the three months ended March 31, 2018, consisted primarily of $114,593, interest expense related to interest on the Company’s term loan from Oxford Finance LLC (“Oxford Finance”), $31,723 of financing cost amortization, and $39,825 related to warrant amortization, partially offset by other income of $226. The amount for the three months ended March 31, 2017, consisted primarily of $156,658 interest expense related to interest on the Company’s term loan from Oxford Finance, $47,144 of financing cost amortization, and $59,185 warrant amortization partially offset by interest income of $447. The fair value of the warrants issued to Oxford Finance related to the term loan was recorded as a discount to the value of the note payable and is being amortized over the term of the loan.  Financing costs incurred related to the term loan are also amortized over the term of the loan.

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

Clinical trial expenses

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

Stock-based compensation

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

We account for equity instruments, including stock options and restricted stock, issued to employees and non-employees in accordance with authoritative guidance for equity-based payments. Stock options issued are accounted for at their estimated fair value determined using the Black-Scholes-Merton option-pricing model, and restricted stock is accounted for using the grant date fair value of our common stock granted. The fair value of options and restricted stock granted to non-employees is re-measured as they vest, and the resulting increase in value, if any, is recognized as expense during the period the related services are rendered.

Income taxes

Significant judgment is required by management to determine our provision for income taxes, our deferred tax assets and liabilities, and the valuation allowance to record against our net deferred tax assets, which are based on complex and evolving tax regulations. Our tax calculation is impacted by tax rates in the jurisdictions in which we are subject to tax and the relative amount of income earned in each jurisdiction. Our deferred tax assets and liabilities are determined using the enacted tax rates expected to be in effect for the years in which those tax assets are expected to be realized.

The effect of an uncertain income tax position is recognized as the largest amount that is “more-likely-than-not” to be sustained under audit by the taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

The realization of our deferred tax assets is dependent upon our ability to generate sufficient future taxable income. We establish a valuation allowance when it is more-likely-than-not that the future realization of all or some of the deferred tax assets will not be achieved. The evaluation of the need for a valuation allowance is performed on a jurisdiction-by-jurisdiction basis, and includes a review of all available evidence, both positive and negative. As of March 31, 2018, the Company concluded that it was more-likely-than-not that its deferred tax assets would not be realized, and a full valuation allowance has been recorded.

The above listing is not intended to be a comprehensive list of all our accounting policies. In many cases, the accounting treatment of a transaction is specifically dictated by GAAP.  See our audited consolidated financial statements and notes thereto included in our 2017 Annual Report on Form 10-K, which contain additional accounting policies and other disclosures required by GAAP.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have funded our operations primarily through upfront payments from asset sales and license agreements, government grants, proceeds from the sale of common and preferred stock, the issuance of debt, the issuance of common stock in lieu of cash for services, payments from collaborators and interest income. We have experienced negative cash flow from operations each year since our inception. As of March 31, 2018, we had an accumulated deficit of $114,674,389. We expect to continue to incur increased expenses, resulting in losses, over the next several years due to, among other factors, our continuing and planned clinical trials and anticipated research and development activities, unless we can achieve additional licenses or asset sales of our product candidates that are under development, or revenues from research collaborations or services. There can be no assurance that we will be able to achieve additional license and sales revenue, or that such revenues would be large enough to offset our operating expenses. We had cash of $1,056,203 and a working capital deficit of $5,196,767 as of March 31, 2018.

	Three Months Ended March 31,
	2018	2017
Cash provided by (used in):
Operating activities	$(2,096,779)	$(3,177,637)
Investing activities	$—	$—
Financing activities	$2,267,272	$(204,892)

Net cash used in operating activities was $2,096,779 for the three months ended March 31, 2018, compared to $3,177,637 for the same period a year ago. The net cash used in both periods was primarily attributable to the net losses, adjusted to exclude certain non-cash items, primarily stock-based compensation and amortization of finance costs related to the term loan. Net cash used in operating activities for the three months ended March 31, 2018 was also impacted by an increase of $734,410 in accrued clinical operations and site costs and an increase of $10,678 in accounts payable related primarily to research contract services.

The net cash used in investing activities for the three months ended March 31, 2018 and 2017, amounted to $0 and $0, respectively.

Net cash provided by financing activities for the three months ended March 31, 2018 was $2,267,272. Net cash used in financing activities was $204,892 for the three months ended March 31, 2017.  Net cash provided by financing activities for the three months ended March 31, 2018 was attributable to the fundraising from the private placements in February 2018. Net cash used by financing activities for the three-month period ended March 31, 2017 related to principal payments on a note payable, financing arrangements for insurance policies, and a capital lease.

Overview of 2018 Private Placements

Between February 2 and February 10, 2018, the Company entered into separate purchase agreements with investors pursuant to which the Company sold (i) shares of its common stock, (ii) shares of its convertible preferred stock, and (iii) warrants to purchase shares of common (the “February 2018 Private Placements”). From April 30 to May 2, 2018, the Company entered into separate purchase agreements with investors pursuant to which we agreed to sell shares of its common stock and convertible preferred stock (the “May 2018 Private Placements”). No financial advisor was used in connection with the February 2018 Private Placements nor the May 2018 Private Placements.

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

February 2018 Private Placements

In connection with the February 2018 Private Placements, the Company sold (i) an aggregate of 555,562 shares of its common stock for an aggregate purchase price of $1,250,000, or $2.25 per share, (ii) 5,000 shares of our newly designated 0% Series M Convertible Preferred Stock (the “Series M Preferred Stock”) for an aggregate purchase price of $1,500,000, or $300.00 per share, and (iii) warrants to purchase up to an aggregate of 855,561 shares of common stock each with an exercise price of $2.70 per share. The net proceeds of the February 2018 Private Placements were $2,700,000 after transaction costs of $50,000.

May 2018 Private Placements

In connection with the May 2018 Private Placements, the Company agreed to sell (i) 218,182 shares of common stock at an aggregate purchase price of $240,000, or $1.10 per share, and (ii) 5,363.64 shares of newly designated 0% Series N Convertible Preferred Stock (the “Series N Preferred Stock”) at an aggregate purchase price of $590,000, or $110.00 per share. The following investors in the May 2018 Private Placements also invested in the February 2018 Private Placements (the “Prior Investors”): GRQ Consultants Inc., Roth 401K FBO Renee Honig; GRQ Consultants Inc., Roth 401K FBO Barry Honig; Melechdavid, Inc.; Grander Holdings Inc. 401K; Robert S. Colman Trust UDT 3/13/85; Ben Brauser; Joshua A. Brauser; Daniel A. Brauser; Gregory Aaron Brauser; Erick E. Richardson; and Ronald B. Low.

Under the terms of the May 2018 Private Placements, we were required to offer an aggregate of 12,777.77 shares (the “May 2018 Inducement Shares”) of newly designated 0% Series O Preferred Stock (the “Series O Preferred Stock”) to investors who previously purchased securities in the February 2018 Private Placements and who also purchased securities in the May 2018 Private Placements with an aggregate purchase price of at least 40% of their investment amounts in the February 2018 Private Placements. Based on the closing of the offering, and participation of the Prior Investors who invested an aggregate of $830,000 (the “May 2018 Inducement Investors”), the Company issued an aggregate of 10,605.56 May 2018 Inducement Shares in the form of Series O Preferred Stock convertible into an aggregate of 1,060,556 shares of common stock. The May 2018 Private Placements closed on May 15, 2018, with the Company receiving gross proceeds totaling $830,000.

We plan to continue to fund our research and development and operating activities through public or private equity financings, debt financings, strategic partnerships or other arrangements with organizations that have capabilities and/or products that are complementary to our own capabilities and/or product candidates, licensing arrangements, government grants, or other arrangements. However, we cannot be sure that such additional funds will be available on reasonable terms, or at all. If we are unable to secure adequate additional funding, we may be forced to reduce spending, extend payment terms with suppliers, liquidate assets where possible, suspend or curtail planned programs and/or cease our operations entirely. In addition, if we do not meet our payment obligations to third parties as they come due, we may be subject to litigation claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to our management. Any of these actions could materially harm our business, results of operations, and prospects.

If we raise additional funds by issuing equity securities, substantial dilution to our existing stockholders would result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

Working Capital

Our working capital deficit was $5,196,767 at March 31, 2018, as compared to a working capital deficit of $4,598,748 at December 31, 2017. The decrease in working capital was primarily due to increased capital usage during the first three months of 2018 primarily related to the Company’s clinical development programs.

Going Concern

 We believe our cash and cash equivalents as of March 31, 2018, together with $860,000 in a private placement with accredited investors, net of approximately $10,000 in transaction costs in May 2018, $700,000 received in connection with the upfront payment under the sublicense agreement with Y-mAbs, and $4.0 million in revenue generated from an asset purchase agreement signed in July 2018, will be sufficient to fund our projected operating requirements into December 2018. In order to continue our current and future operations and continue our clinical product development programs beyond December 2018, we will depend substantially on our ability to obtain upfront and milestone payments from potential additional license and/or partnering agreements for use of our technologies in certain fields of use and on raising capital through other financing transactions in a timely manner, of which we can make no assurances that any such transaction will occur. As discussed in Item 1 of Part II of this Quarterly Report, we cannot conclude that any future registration statements that we may file with the SEC will be declared effective during the pendency of the SEC Action (as defined in Item 1 of Part II of this Quarterly Report). As a result, our ability to raise capital is and will likely remain severely impaired during the pendency of the SEC Action, and certain capital raising structures involving the registration of our securities with the SEC upon which we have heavily relied in the past to fund our operations may not be available to us for the immediate future. We are uncertain about our ability to raise sufficient funds to continue our existing operations after December 2018 without additional licensing and/or collaborating transactions and without financing structures that do not involve the use of or reliance upon our ability to register securities with the SEC. We have been exploring potential additional licensing and/or partnering transactions and other arrangements through which the value of our Company could be enhanced. We may raise funds through such potential arrangements with collaborators or others that may require us to sell product candidates that we might otherwise seek to develop or commercialize independently. Our failure to enter into licensing and/or partnering transactions or raise capital when needed could materially harm our business, financial condition and results of operations.

We anticipate we will continue to incur substantial net losses into the foreseeable future as we: (i) continue our Phase I clinical trials of MVT-5873 in combination with chemotherapy and our Phase I clinical trial of our radioimmunotherapy product candidate MVT-1075 for the treatment of various cancers, (ii) continue preclinical development activities related to developing other product candidates in our library, (iii) monitor patients in clinical trials that have already completed their treatment regimens, and (iv) incur legal expenses related to the SEC Action. Based on management’s assumptions for continuing to develop its existing pipeline of product candidates without additional funding or licensing portions of our technology for particular uses, we expect we will have sufficient funds to meet our obligations into December 2018. We may also incur costs and expenses in connection with liabilities under our organizational documents and indemnification agreements that we have with our officers and directors who may individually incur expenses in relation to the SEC Action.

We plan to continue to fund our research and development and operating activities through additional strategic partnerships or other arrangements with organizations that have capabilities and/or products that are complementary to our own capabilities and/or product candidates, licensing arrangements, and through public or private equity financings and debt financings or other arrangements if the strategic transactions are not timely, if at all. However, we cannot be sure that such strategic transactions or additional funds will be available on reasonable terms, or at all. If we are unable to secure strategic transactions or adequate additional funding, we may be forced to reduce spending, extend payment terms with suppliers, liquidate assets where possible, suspend or curtail planned programs and/or cease our operations entirely. In addition, if we do not meet our payment obligations to third parties as they come due, including any payment we owe to Oxford Finance, we may be subject to litigation claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to our management. Any of these actions could materially harm our business and results of operations.

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

●
our ability to raise capital on attractive terms, if at all, during the pendency of the SEC Action;

●
the costs and timing of obtaining, enforcing and defending our patent and IP rights; and

●
competing technological and market developments.

Future Contractual Obligations

On September 2, 2015, the Company entered into the Lease with AGP Sorrento Business Complex, L.P., for certain premises consisting of office and laboratory space in buildings located at 11535 Sorrento Valley Rd., San Diego, California, to serve as the Company’s New Premises. Because certain tenant improvements needed to be made to the New Premises before the Company could take occupancy, the term of the Lease did not commence until the New Premises were ready for occupancy, which was on February 4, 2016. The Lease terminates on February 28, 2022, unless earlier terminated in accordance with the Lease. Pursuant to the terms of the Lease, the current monthly base rent paid by the Company is $37,801, subject to annual increases as set forth in the Lease.

The Company has an option to extend the Lease term for a single, five-year period. If the Lease term is extended for the optional five-year period, the monthly base rent will be adjusted based on fair market rental value. In addition to rent, the Company agreed to pay a portion of the taxes and utility, maintenance and other operating costs paid or accrued relating to the ownership and operation of the property.

Our master lease and sublease of our facility located at 3165 Porter Drive in Palo Alto, California were terminated on February 28, 2013, and we entered into a termination agreement with ARE on February 19, 2013 to voluntarily surrender its premises. Because of the termination agreement, we were relieved of further obligations under the master lease and further rights to rental income under the sublease and paid a termination fee of approximately $700,000. In addition to the termination fee, if we receive $15 million or more in additional financing, in the aggregate, an additional termination fee of $590,504 will be due to ARE. The additional financing was achieved in 2015 and the termination fee is reflected on the condensed consolidated balance sheet as an accrued lease contingency fee.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which contains new accounting literature relating to how and when a company recognizes revenue. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. ASU 2014-09 was effective for the Company’s fiscal year beginning January 1, 2018, which reflects a one-year deferral approved by the FASB in July 2015 and was adopted by the Company on January 1, 2018. The adoption of this new standard did not have a material impact on our condensed consolidated financial statements.

The Company adopted the FASB ASC Topic 606 - Revenue from Contracts with Customers (ASC 606) at the time of its first license agreement in the second quarter of 2018. The Company had no revenue from license agreements prior to the first quarter of 2018.

Under ASC 606, the Company recognizes licensing revenue when our customer obtains control of the IP transferred, which occurs on delivery of specific items outlined in the agreement. Revenue is recognized in an amount that reflects the consideration that the Company expects to receive in exchange for the IP delivered. To determine revenue recognition for IP with customers within the scope of ASC 606, the Company determines which of the different types of licenses exists and divides the IP into two categories: Functional IP or Symbolic IP. Functional IP has significant stand-alone functionality and derives a substantial portion of its ability to provide benefit or value from its significant stand-alone functionality. Symbolic IP does not have significant stand-alone functionality, and therefore substantially all the utility of Symbolic IP is derived from its association with the licensor’s past or ongoing activities.

In February 2016, the FASB issued ASU 2016-2, “Leases (Topic 842).” This update will increase transparency and comparability by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Under the new guidance, lessees will be required to recognize the following for all leases (except for short-term leases) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged, and it simplified the accounting for sale and leaseback transactions. Lessees will no longer be provided with a source of off-balance sheet financing. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently in the process of assessing what impact this new standard may have on our condensed consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU requires instruments measured at amortized cost to be presented at the net amount expected to be collected. Entities are also required to record allowances for available-for-sale debt securities rather than reduce the carrying amount. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We expect the adoption of this new standard will not have a material impact on our condensed consolidated financial statements.

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

In August 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.” This ASU requires the recognition of the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments in this ASU should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The adoption of this new standard did have a material impact on our condensed consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

Our cash and cash equivalents of $1,056,203 at March 31, 2018 consisted of cash and money market funds, all of which will be used for working capital purposes. We do not enter into investments for trading or speculative purposes. Our primary exposure to market risk is related to the variability of interest rates under the Loan Agreement (as defined in Note 6 to the Unaudited Condensed Consolidated Financial Statements included in Item 1 of Part 1 of this Quarterly Report) we entered into with Oxford Finance in January 2016.  Under the Loan Agreement the interest rate for the term loan is set monthly at an Index Rate plus 11.29%, where the Index Rate is the greater of the 30-day LIBOR rate or 0.21%.  Interest is due on the first day of each month, in arrears, calculated based on a 360-day year. In addition, interest income on our deposits is affected by changes in the general level of interest rates in the United States. Because of the short-term nature of our cash and cash equivalents, we do not believe that we have any material exposure to changes in their fair values as a result of changes in interest rates. The continuation of historically low interest rates in the United States will limit our earnings on investments held in U.S. dollars.

We do not hold any derivative financial instruments or commodity-based instruments.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company has evaluated, with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of its disclosure controls and procedures (as defined in such rules) as of the end of the period covered by this report. The Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2018.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. For example, until June 30, 3018, the Company relied upon filings by investors who are required to file their ownership positions on Schedules 13D and 13G. In light of previously unavailable information that the Company learned in connection with the SEC Action, the Company believes it can no longer rely upon such filings by any of the Aggregated Investors (as defined in Item 12 of Part III of the Company’s Amendment to Annual Report on Form 10-K/A filed with the SEC on October 15, 2018) on a going forward basis. In order to continue to ensure internal control is maintained on a going forward basis, which is likely to continue until such SEC Action is closed, the Company will not rely on the Schedules 13D and 13G filed by any Aggregated Investor, but will aggregate the beneficial ownership of all Aggregated Investors for reporting purposes and when applying any applicable conversion blockers. The Company will continue to aggregate the holdings of all the Aggregated Investors until the Company is confident, based on facts and information received from an individual or entity or through the Company’s own investigation and verification of facts reasonably attainable, that the individual or entity should no longer be included as an Aggregated Investor. Projections of any evaluation of effectiveness to future periods, including assessment of beneficial ownership by the Aggregated Investors, are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that could significantly affect internal controls over financial reporting as of March 31, 2018.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On January 29, 2018, the Company received notice from the SEC of an investigation (along with the SEC Complaint, defined below, the “SEC Action”). We believe the SEC is investigating (i) potential violations by the Company and its officers, directors and others of Section 10(b) of the Exchange Act and Section 17(a) of the Securities Act of 1933, as amended (as amended, the “Securities Act”); and (ii) potential violations by multiple holders of our preferred stock of the reporting and disclosure requirements imposed by Section 13(d) of the Exchange Act and pursuant to Schedules 13D and 13G. We further believe the SEC Action pertains to our relationships with the Investor Defendants (as defined in “Legal Proceedings” in Note 12 to the Unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report), including (i) the circumstances under which the Investor Defendants invested in the Company and whether they have acted as an undisclosed group in connection with their investment; (ii) the manner with or in which the Investor Defendants may have sought to control or influence the Company and its leadership since their respective investments (and the extent to which those efforts to control or influence have been successful); and (iii) our prior disclosures regarding the control of the Company and beneficial ownership of our common and preferred stock included in our registration statements filed in 2017 and 2018 and in our Exchange Act reports.

On September 7, 2018, the SEC filed a complaint (the “SEC Complaint”) in the U.S. District Court for the Southern District of New York against the Investor Defendants, and against others who we believe have not made any investment in the Company. SEC v. Honig et al., No. 1:18-cv-01875 (S.D.N.Y. 2018). In the Complaint, the SEC alleges a variety of misconduct with respect to the Investor Defendants’ transactions and/or relationships with three public issuers, including a public issuer identified as “Company C,” which we understand to be MabVax. With respect to “Company C” in particular, the SEC alleges that some of the Investor Defendants manipulated the price of the Company’s securities by writing, or causing to be written, false or misleading promotional articles, and a variety of other manipulative trading practices. The SEC further alleges that some of the Investor Defendants filed false reports of their beneficial ownership or failed to file reports of their beneficial ownership when required to do so. The SEC claims that, by engaging in this and the other alleged in the Complaint, the Investor Defendants and other defendants violated the anti-fraud and many other provisions of the Exchange Act, the Securities Act, and SEC Rules promulgated thereunder. The SEC Complaint does not assert any claims against the Company or any of its directors or officers, nor otherwise allege that they were culpable participants in the misconduct allegedly undertaken by the Investor Defendants.

We have cooperated with the SEC in connection with the SEC Action. Although the SEC has not asserted claims against the Company or any of its directors or officers, we cannot predict whether the SEC Action ultimately will conclude in a manner adverse to the Company or any of its directors and officers, or in a manner adverse to the Investor Defendants or other of the Company’s current or former stockholders. We also cannot predict when the SEC Action or any related matters may conclude, or how any such matters or resolution may impact how the Company is perceived by the market, potential partners and potential investors in our securities. In the past, the SEC informed us it would not declare effective any registration statements registering our securities effective during the pendency of the SEC Action.

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

Class Action and Derivative Complaints

In re MabVax Therapeutics Securities Litigation, Case No. 18-cv-1160-BAS-NLS

On June 4, 2018, and August 3, 2018, two securities class action complaints were filed by purported stockholders of the Company in the United States District Court for the Southern District of California (the “U. S. District Court”) against the Company and certain of its current officers. On September 6, 2018, the U.S. District Court consolidated the two actions and appointed lead plaintiffs. On October 10, 2018, lead plaintiffs filed their consolidated complaint, which, in addition to naming the Company and certain current officers as defendants, also names certain investors as defendants. The consolidated complaint alleges, among other things, that the defendants violated Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 thereunder, by misleading investors about problems with the Company’s internal controls, improper calculation of its beneficial ownership, and improper influence by certain investors. The consolidated complaint also alleges that some of the investor defendants violated Section 9 of the Exchange Act by manipulating the Company’s stock price. The consolidated complaint seek unspecified damages, interest, fees and costs. The current deadline to respond to the consolidated complaint is December 6, 2018.

Liesman v. Hansen et al., Case No. 18-cv-2237-BTM-WVG

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

Jackson v. Hansen et al., Case No. 18-cv-2302-BEN-BGS

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

Item 1A.         Risk Factors.

RISK FACTORS

We will be required to raise additional funds to finance our operations and remain a going concern; we may not be able to do so when necessary, and/or the terms of any financings may not be advantageous to us, requiring cutbacks in personnel or sale of assets below their potential value.

Our operations to date have consumed substantial amounts of cash. Negative cash flows from our operations are expected to continue over at least the next several years. Our ongoing capital requirements will depend on numerous factors, including: the progress and results of preclinical testing and clinical trials of our product candidates under development; the costs of complying with the FDA and other domestic and foreign regulatory agency requirements, the progress of our research and development programs and those of our partners; the time and costs expended and required to obtain any necessary or desired regulatory approvals; the resources that we devote to manufacturing expenditures; our ability to enter into licensing arrangements, including any unanticipated licensing arrangements that may be necessary to enable us to continue our development and clinical trial programs; the costs and expenses of filing, prosecuting and, if necessary, enforcing our patent claims, or defending against possible claims of infringement by third-party patent or other technology rights; the cost of commercialization activities and arrangements, if any, that we undertake; and, if and when approved, the demand for our products, which demand depends in turn on circumstances and uncertainties that cannot be fully known, understood or quantified unless and until the time of approval, including the range of indications for which any product is granted approval, and legal costs associated with the SEC Action and other litigation matters. If we are unable to enter into additional asset sales and license agreements or raise additional capital, then we may have to substantially curtail our clinical trials which could slow the progress in the development of our product candidates. In addition, the further development of our product candidates and ongoing clinical trials will depend on upcoming analysis and results of those trials and our financial resources at the time of these results.

Although we have raised approximately $8.2 million since the beginning of 2018, including $3.5 million, net of offering costs, during the first six months of 2018 in the form of private placements, and $4.7 million in gross revenues from two asset sales and license agreements in late June and early July 2018, we will require future additional capital infusions including public or private financing, strategic partnerships or other arrangements with organizations that have capabilities and/or products that are complementary to our own capabilities and/or products, in order to continue the development of our product candidates. As of October 15, 2018, we have sufficient cash to fund our planned operations into December 2018 assuming we do not complete any additional strategic or financing transactions or partnering collaborations before December 2018.

The SEC Action may negatively harm our business and negatively affect the price of our common stock. Further, we have been unable to have certain of our previously filed registration statements declared effective. This substantially impairs our ability to raise capital and our business may be materially and adversely affected. Our ability to continue as a going concern may be substantially impaired. Further, the SEC Action could be concluded in a manner adverse to the Company and members of its leadership team, which could negatively affect the perception of the Company, the price of our common stock, and our ability to raise capital on attractive terms, if at all.

On January 29, 2018, the Company received notice that the SEC was conducting the SEC Action and on September 7, 2018, the SEC filed the Complaint against the Investor Defendants for misconduct in connection with their investment in the Company, as described in detail above in Part II, Item 1 of this Quarterly Report. Although the SEC has not and may never bring claims against the Company or its director and officers, our prospects and performance may be substantially impaired if, in the future, one or more claims are asserted and resolved in a manner adverse to the Company and/or one or more of its officer and directors, or if the matters under investigation give rise to other proceedings or claims against or related to the Company. Even if the SEC Action concludes in a manner that is not adverse to the Company and its directors and officers, the pendency of the SEC Action and the Complaint, any future resolution of these matters, or any related proceedings that in the future may arise out of the matters related to the SEC Action or Complaint, present a variety of risks, including, but not limited to, the risk that the existence of the SEC Action and Complaint may negatively affect the price of our common stock, our ability to raise capital on attractive terms, if at all, and our ability to attract and retain personnel and outside professionals.

In addition to the potential material impact on our ability to raise capital, the expense of responding to matters relating to the SEC Action, and on behalf of those individuals whom we may be obligated to indemnify and defend in connection with the SEC Action, may exceed our available resources. Further, these expenses may not be covered by our existing insurance, and even where coverage exists, may require exhaustion of self-insured retentions or deductibles that could exceed the cash currently available to the Company. At this time, we cannot predict how the SEC Action, Complaint or any related matters may impact the market for our common stock or the perceptions of potential partners and investors considering a transaction with the Company. To the extent the market, potential investors or potential partners have a negative perception of us during the pendency of the SEC Action, the price of our common stock may be negatively affected, and potential partners and investors may be less likely to transact business with us.

The SEC has informed the Company that it will not declare certain registration statements previously filed effective during the pendency of the SEC Action. The SEC may refuse to declare any future registration statements we may file effective. Without an ability to have our registration statements declared effective, our capital raising options are limited to private investments and capital raising structures that do not require the use of registration statements. These offerings, should they ever occur, could be more dilutive to our stockholders than a registered offering. We have historically been heavily reliant on our ability to raise funds in the public market and heavily reliant on our ability to raise funds from the Aggregated Investors, several of whom have been sued in a complaint filed by the SEC on September 7, 2018, for alleged fraud and other offenses in connection with the purchase or sale of the Company’s securities. Without the ability to raise capital from other sources on attractive terms privately or through the public markets, we may be forced to make additional reductions in spending and personnel, extend payment terms with suppliers, liquidate assets where possible, suspend or curtail planned programs or make concessions to financial terms in out-licensing IP and/or sale of assets, or cease our operations entirely. Any or all of these actions or conditions could jeopardize the value of our existing assets and operations and our ability to continue as a going concern.

We only have a limited number of employees to manage and operate our business and it may be necessary for these employees to devote substantial time to matters relating to the SEC Action, which could materially harm our business.

As of October 15, 2018, we had a total of six (6) full-time employees. Our focus on limiting cash utilization requires us to manage and operate our business in a highly efficient manner. Due in part to our limited staff, we may be unable to retain adequate staffing levels to run our operations and/or to accomplish all the objectives that we otherwise would seek to accomplish. In addition, the SEC Action has already required, and likely will continue to require, substantial management and Board attention, thus reducing our limited personnel’s ability to attend to other matters.

Information we have learned in connection with the SEC Action has placed doubt on the reporting of beneficial ownership by several of our stockholders, creating uncertainty of whether we will ever be able to rely on such reports, or be able to calculate beneficial ownership of such outside investors.

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

As disclosed in the May Form 8-K, and in filings the Company made with the SEC thereafter, facts and circumstances reviewed in connection with the SEC Action, raised substantial questions about the accuracy of our prior reports of beneficial ownership and other matters concerning our outside investors. We believe that significant facts and circumstances were known by our former outside counsel but were not disclosed to the Company. The Company has reason to believe that beneficial ownership and other information reported by certain outside investors, that includes the Company’s former outside counsel, is not accurate and complete, and that the members of the Aggregated Investors have failed to properly report their beneficial ownership and other matters on SEC Schedules 13D or 13G, or otherwise. For this reason, the Company concluded voluntarily that it may no longer rely on the information reported by the Aggregated Investors, nor on the legal advice previously provided by its former counsel. Investors in our common stock are again cautioned not to rely on our prior disclosures regarding the beneficial ownership of our capital stock included in our prior registration statements, Exchange Act reports and other filings filed with the SEC for the Aggregated Investors on or after January 1, 2014; although our prior disclosures regarding the beneficial ownership of the officers and directors were correct as of their respective dates and may continue to be relied upon.

Other than set forth above, there have been no material changes to the Risk Factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Oxford Finance Assertion of Events of Default under the Loan Agreement – On August 14, 2018, Oxford Finance gave Notice asserting that certain “Events of Default” have occurred and are continuing under Sections 8.3 and 8.11 the Loan Agreement. Specifically, Oxford Finance makes general reference to the Alleged Default Events. In the Notice, Oxford Finance does not specify which provisions of the Loan Agreement are allegedly implicated by each of the Alleged Default Events, stating only generally its position that Events of Default have occurred under Sections 8.3 and 8.11 of the Loan Agreement and other Events of Default “may” have occurred. The Company informed Oxford Finance that it disputes the Alleged Default Events, individually or collectively, constitute a “Material Adverse Change” or other event of default under the Loan Agreement. In addition, the Company already engaged a new auditor, Haskell & White LLP, effective August 22, 2018, and on September 20, 2018, the Court ratified the Delaware Petition. The Company also intends to apply for listing on the OTCQB Marketplace once it meets the requisite eligibility requirements, which are subject to appointing at least one independent member to the Board of Directors, with the second independent member to be appointed to the Board of Directors within 30 days of uplisting to the OTCQB Marketplace. For additional information, see Note 6 to Unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Sublicense Grant to Y-mAbs – On June 27, 2018, we entered into a Sublicense Agreement with Y-mAbs (the "Sublicense Agreement") pursuant to which we granted to Y-mAbs an exclusive sublicense to a bi-valent ganglioside-based vaccine intended to treat neuroblastoma, a rare pediatric cancer. See "Sublicense Grant to Y-mAbs Therapeutics, Inc." in Note 12 to the Unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report, which contains additional information about the Y-mAbs Sublicense. The Sublicense Agreement contains representations, warranties, covenants and indemnification provisions customary for transactions of this type.

Letter Agreement with MSK – on June 27, 2018, we entered into the MSK Letter. See "Letter Agreement with MSK" in Note 12 to the Unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report, which contains additional information about the MSK Letter.

Amendment to Loan and Security Agreement with Oxford Finance – On July 3, 2018, we entered into the Second Amendment to Loan and Security Agreement with Oxford Finance. See "Second Amendment to Loan and Security Agreement" in Note 12 to the Unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report, which contains additional information about the Loan Agreement.

Change in Board Members – Effective July 31, 2018, Paul Maier, Jeffrey E. Eisenberg, Thomas C. Varvaro and Kenneth Cohen, resigned from their positions as members of the Board of Directors and any committee thereof. On August 1, 2018, in a separate action, the remaining members of the Board of Directors appointed our Chief Financial Officer, Gregory Hanson CMA, MBA, to fill one of the vacancies. For additional information, see “Resignation and Appointment of Members of the Board of Directors” in Item 2 of Part I of this Quarterly Report.

Auditor Resignation and Appointment of New Auditor – Effective August 3, 2018, CohnReznick resigned as the Company’s independent auditor, as approved by the Board. On August 22, 2018, we entered into an engagement agreement pursuant to which we appointed Haskell & White LLP as our independent accounting firm. For additional information see “Withdrawal and Reinstatement of Auditor Reports; Auditor Resignation and Appointment of New Auditor” in Item 2 of Part I of this Quarterly Report.

Notice of Default from Oxford Finance – On August 14, 2018, we received a letter from Oxford Finance giving notice of events of default. If we fail to cure the events of default, Oxford Finance will have the right to declare all of our obligations under the Loan and Security Agreement due and payable and direct the Collateral Agent to, among other things, foreclose upon and/or sell or otherwise liquidate the collateral pledged under the Loan and Security Agreement. For additional information, see Note 6 to Unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report.

Cold Spring Harbor Laboratory License Agreement – On September 8, 2018, the Company entered into the Laboratory License Agreement with CSHL. For additional information, see "Cold Spring Harbor Laboratory License Agreement" Note 12 to the Unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report.

Delaware Order Approving Petition – On September 20, 2018, upon hearing the Delaware Petition, the Court found in our favor and validated the (i) issuances of common stock upon conversions of the Company’s preferred stock occurring between June 30, 2014 and February 12, 2018, and (ii) stockholder approval of corporate actions presented to the Company’s stockholders from June 30, 2014 to February 12, 2018. For additional information, see "Delaware Order Granting Petition for Relief" in Note 1 to Unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report.

Nasdaq Delisting – As previously discussed in Item 2 of Part I of this Quarterly Report, the Staff notified the Company on July 2, 2018, of its determination to delist our securities based upon the Company’s failure to timely file all required reports with the SEC per Nasdaq listing rule 5250(c)(1), and for the Company’s non-compliance with the $2.5 million stockholders’ equity requirement per Nasdaq listing rule 5550(b)(1). The Company elected not to appeal the Staff’s decision and, as a result, on July 2, 2018, we received a letter from the Staff indicating trading of the Company’s common stock would be suspended on Nasdaq Capital Market at the open of business on Wednesday, July 11, 2018. On July 11, 2018, our common stock began trading on the OTC Pink, continuing under the symbol MBVX.

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

We currently intend to apply for listing on the OTCQB Marketplace once we meet the requisite eligibility requirements for the OTCQB Marketplace.

Item 6.	Exhibits.

EXHIBIT INDEX

		Filed with this	Incorporated by Reference
Exhibit No.	Exhibit Title	Form 10-Q	Form	File No.	Date Filed
3.1	Form of Certificate of Designations, Preferences and Rights of the 0% Series M Convertible Preferred Stock		8-K (Exhibit 3.1)	001-37861	February 6, 2018
3.2	Certificate of Amendment to MabVax’s Amended and Restated Certificate of Incorporation		8-K (Exhibit 3.1)	001-37861	February 15, 2018
3.3	Form of Certificate of Designations, Preferences and Rights of the 0% Series N Convertible Preferred Stock		8-K (Exhibit 3.1)	001-37861	May 3, 2018
3.4	Correction to Certificate of Designations, Preferences and Rights of the 0% Series N Convertible Preferred Stock		8-K (Exhibit 3.2)	001-37861	May 3, 2018
3.5	Form of Certificate of Designations, Preferences and Rights of the 0% Series O Convertible Preferred Stock		8-K (Exhibit 3.3)	001-37861	May 3, 2018
4.1	Form of Warrant		8-K (Exhibit 4.1)	001-37861	February 6, 2018
4.2	Delaware Order Granting Verified Petition for Relief	X
10.1	Form of Purchase Agreement		8-K (Exhibit 10.1)	001-37861	February 6, 2018
10.2	Form of Registration Rights Agreement		8-K (Exhibit 10.2)	001-37861	February 6, 2018
10.3	Form of Purchase Agreement		8-K (Exhibit 10.1)	001-37861	May 3, 2018
10.4	Form of Registration Rights Agreement		8-K (Exhibit 10.2)	001-37861	May 3, 2018
10.5	Form of May 2018 Letter Agreement		8-K (Exhibit 10.3)	001-37861	May 3, 2018
10.6†	Sublicense Grant to Y-mAbs Therapeutics, Inc.	X
10.7†	Side Letter with Memorial Sloan-KetteringInstitute for Cancer Research	X
10.8	Second Amendment to Loan and Security Agreement with Oxford Finance, LLC	X
10.9±	Fifth Amended and Restated 2014 Employee, Director and Consultant Equity Incentive Plan		S-8 (Exhibit 99.1)	001-37861	December 21, 2017
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101	Interactive data file	X

* Furnished herewith
† Confidential treatment requested for portions of this exhibit. Confidential materials omitted and filed separately with the SEC.
± Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 15, 2018	MABVAX THERAPEUTICS HOLDINGS, INC.

	By:	/s/ J. David Hansen
J. David Hansen
President and Chief Executive Officer (Principal Executive Officer authorized to sign on behalf of the registrant)

By:	/s/ Gregory P. Hanson
Gregory P. Hanson
Chief Financial Officer (Principal Financial and Accounting Officer authorized to sign on behalf of the registrant)