Form 10-Q
period 2018-06-30
MABVAX THERAPEUTICS HOLDINGS, INC.
filed 2018-10-15
CIK 1109196

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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

The number of shares of registrant’s common stock outstanding as of October 15, 2018 was 9,253,081.

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

-ii-

PART I. FINANCIAL INFORMATION

Item 1.                        Financial Statements.
MABVAX THERAPEUTICS HOLDINGS, INC.
Condensed Consolidated Balance Sheets
	June 30, 2018	December 31, 2017
Assets	(Unaudited)	Note 1
Current assets:
Cash and cash equivalents	$594,407	$885,710
Prepaid expenses	31,286	150,462
Other current assets	142,616	171,346
Total current assets	768,309	1,207,518
Property and equipment, net	497,753	578,206
Goodwill	6,826,003	6,826,003
Other assets	178,597	178,597
Total assets	$8,270,662	$8,790,324

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$1,979,438	$1,090,904
Accrued compensation	343,227	311,675
Accrued clinical operations and site costs	2,592,820	1,669,201
Accrued lease termination fee	590,504	590,504
Other accrued expenses	465,981	404,923
Interest payable	71,639	39,373
Current portion of notes payable	1,666,667	1,681,876
Current portion of capital lease payable	18,558	17,810
Total current liabilities	7,728,834	5,806,266
Non-current liabilities:
Non-current portion of notes payable, net	875,551	1,621,483
Non-current portion of capital lease payable	36,387	45,857
Other non-current liabilities	196,630	186,278
Total non-current liabilities	1,108,568	1,853,618
Total liabilities	8,837,402	7,659,884
Commitments and contingencies
Stockholders’ (deficit) equity:
Series D convertible preferred stock, $0.01 par value, 1,000,000 shares authorized, 44,104 shares issued and outstanding as of June 30, 2018 and December 31, 2017, with a liquidation preference of $441	441	441
Series E convertible preferred stock, $0.01 par value, 100,000 shares authorized, 33,333 shares issued and outstanding as of June 30, 2018 and December 31, 2017, with a liquidation preference of $333	333	333
Series I convertible preferred stock, $0.01 par value, 1,968,664 shares authorized, 645,640 and 798,460 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively, with a liquidation preference of $6,456 and $7,984 as of June 30, 2018 and December 31, 2017, respectively	6,456	7,984
Series J convertible preferred stock, $0.01 par value, 3,400 shares authorized, 773 shares issued and outstanding as of June 30, 2018 and December 31, 2017, with a liquidation preference of $531,252	8	8
Series K convertible preferred stock, $0.01 par value, 65,000 shares authorized, 63,150 shares issued and outstanding as of June 30, 2018 and December 31, 2017, with a liquidation preference of $632	632	632
Series L convertible preferred stock, $0.01 par value, 58,000 shares authorized, 45,500 and 58,000 shares issued and outstanding as of June 30, 2018, and December 31, 2017, respectively, with a liquidation preference of $4,550,000 and $5,800,000 as of June 30, 2018 and December 31, 2017, respectively	455	580
Series M convertible preferred stock, $0.01 par value, 10,000 shares authorized, 5,000 and no shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively, with a liquidation preference of $1,500,000 and $0 as of June 30, 2018 and December 31, 2017, respectively	50	0
Series N convertible preferred stock, $0.01 par value, 20,000 shares authorized, 5,363.64 and no shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively, with a liquidation preference of $53.64 and $0 as of June 30, 2018 and December 31, 2017, respectively	54	0
Series O convertible preferred stock, $0.01 par value, 20,000 shares authorized, 10,605.56 and no shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively, with a liquidation preference of $106.06 and $0 as of June 30, 2018 and December 31, 2017, respectively	106	0
Common stock, $0.01 par value, 150,000,000 shares authorized, 9,253,081 and 6,862,928 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	92,531	68,629
Additional paid-in capital	118,022,761	112,105,470
Accumulated deficit	(118,690,567)	(111,053,637)
Total stockholders’ (deficit) equity	(566,740)	1,130,440
Total liabilities and stockholders’ (deficit) equity	$8,270,662	$8,790,324

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

MABVAX THERAPEUTICS HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues:
License agreements	$700,000	$—	$700,000	$—
Total revenues	700,000	—	700,000	—

Operating costs and expenses:
Research and development	1,086,486	2,332,700	2,716,342	5,151,064
General and administrative	2,083,561	3,408,042	3,888,542	5,681,992
Total operating costs and expenses	3,170,047	5,740,742	6,604,884	10,833,056
Loss from operations	(2,470,047)	(5,740,742)	(5,904,884)	(10,833,056)
Interest and other expense	(157,951)	(249,126)	(343,867)	(511,666)
Net loss	$(2,627,998)	$(5,989,868)	$(6,248,751)	$(11,344,722)
Deemed dividend on inducement shares	(1,388,179)	(5,220,000)	(1,388,179)	(5,220,000)
Deemed dividend on warrant reprice	—	(19,413)	—	(19,413)
Net loss allocable to common stockholders	$(4,016,177)	$(11,229,281)	$(7,636,930)	$(16,584,135)
Basic and diluted net loss per share	$(0.44)	$(4.40)	$(0.86)	$(7.12)
Shares used to calculate basic and diluted net loss per share	9,173,718	2,554,233	8,846,793	2,328,648

See Accompanying Notes to Condensed Consolidated Financial Statements

 MABVAX THERAPEUTICS HOLDINGS, INC.
Condensed Consolidated Statement of Stockholders’ (Deficit) Equity
For the Six Months Ended June 30, 2018
(Unaudited)

	Series D through O Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders' (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2017	997,820	$9,978	6,862,928	$68,629	$112,105,470	$(111,053,637)	$1,130,440
Issuance of common stock, Series M Convertible Preferred Stock and warrants in connection with February 2018 financing	5,000	50	555,557	5,556	2,694,394	—	2,700,000
Issuance of common stock, Series N Convertible Preferred Stock in connection with May 2018 financing	5,364	54	218,182	2,182	827,764	—	830,000
Issuance of inducement shares of Series O Convertible Preferred Stock in connection with May 2018 financing	10,606	106	—	—	(106)	—	—
Deemed dividends on inducement shares, May 2018	—	—	—	—	1,388,179	(1,388,179)	—
Conversion of Series I Preferred Stock to common stock	(152,820)	(1,528)	50,940	509	1,019	—	—
Conversion of Series L Preferred Stock to common stock	(12,500)	(125)	694,445	6,944	(6,819)	—	—
Issuance of whole in lieu of fractional shares resulting from reverse split in February 2018	—	—	50,991	510	(510)	—	—
Common stock issued upon vesting of restricted stock units in January 2018, net of payroll taxes	—	—	797,977	7,980	(7,980)	—	—
Common stock issued upon vesting of restricted stock units in April 2018, net of shares withheld for payroll taxes	—	—	22,061	221	(17,197)	—	(16,976)
Stock-based compensation	—	—	—	—	1,038,547	—	1,038,547
Net loss	—	—	—	—	—	(6,248,751)	(6,248,751)
Balance at June 30, 2018	853,470	$8,535	9,253,081	$92,531	$118,022,761	$(118,690,567)	$(566,740)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

MABVAX THERAPEUTICS HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Operating activities
Net loss	$(6,248,751)	$(11,344,722)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	80,453	83,933
Stock-based compensation	1,038,547	3,502,636
Issuance of restricted stock for services	—	63,550
Amortization and accretion related to notes payable	91,880	215,195
Increase (decrease) in operating assets and liabilities:
Other receivables	28,732	22,829
Prepaid expenses and other	119,924	146,967
Accounts payable	888,534	931,817
Accrued clinical operations and site costs	923,619	424,738
Accrued compensation	31,552	(131,464)
Other accrued expenses	99,197	59,216
Net cash used in operating activities	(2,946,313)	(6,025,305)

Investing activities
Purchases of property and equipment	—	(4,142)
Net cash used in investing activities	—	(4,142)

Financing activities
February private placement, net of issuance costs	2,700,000	—
May private placements, net of issuance costs	830,000	820,571
Underwritten offering, net of issuance costs	—	3,702,257
Principal payments on notes payable to Oxford Finance	(833,333)	(555,556)
Principal payments on financed insurance policies	(15,210)	(61,883)
Principal payments on capital lease	(9,470)	(8,326)
Purchase of vested employee stock in connection with tax withholding obligation	(16,977)	—
Net cash provided by financing activities	2,655,010	3,897,063
Net change in cash and cash equivalents	(291,303)	(2,132,384)
Cash and cash equivalents at beginning of period	885,710	3,979,290
Cash and cash equivalents at end of period	$594,407	$1,846,906

Supplemental disclosures:
Cash paid during the period for income taxes	$1,850	$1,600
Cash paid during the period for interest on notes payable and the capital lease	$220,105	$302,256

Supplemental disclosures of non-cash investing and financing information:
Purchase of equipment in accounts payable	$0	$16,930
Deemed dividend on issuance of inducement shares	$1,388,179	$5,220,000
Conversion of preferred stock to common stock – Series D	$—	$4,647
Conversion of preferred stock to common stock – Series I	$1,528	$—
Conversion of preferred stock to common stock – Series L	$125	$—
Fair value of repricing warrants issued in previous financing	$—	$19,413
Common stock issued upon vesting of RSUs	$8,201	$—

  See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

 MABVAX THERAPEUTICS HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

1.
Nature of Business and Basis of Presentation.

We are a Delaware corporation, originally incorporated in 1988 under the name “Terrapin Diagnostics, Inc.” in the State of Delaware. In 1998, we changed our corporate name to “Telik, Inc.” and changed our name again to “MabVax Therapeutics Holdings, Inc.” in 2014. Unless the context requires otherwise, references to “we,” “our,” “us,” “MabVax” or the “Company” in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (this “Quarterly Report”) mean MabVax Therapeutics Holdings, Inc. on a condensed consolidated financial statement basis with our wholly-owned subsidiary, MabVax Therapeutics, Inc.

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

The accompanying unaudited condensed consolidated financial statements were prepared using GAAP for interim financial information and the instructions to Regulation S-X. While these statements reflect all normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of the interim period, they do not include all information or notes required by GAAP for annual financial statements and should be read in conjunction with the audited financial statements of MabVax Therapeutics Holdings, Inc. for the year ended December 31, 2017, included in our Annual Report on Form 10-K filed with the SEC on April 2, 2018 and amended on Form 10-K/A as filed with the SEC on October 15, 2018. These quarterly results are not necessarily indicative of future results.

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

2.
Liquidity and Going Concern.

The accompanying condensed consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $6,248,751, net cash used in operating activities of $2,946,313, net cash used in investing activities of $0, and net cash provided by financing activities of $2,655,010 for the six months ended June 30, 2018. As of June 30, 2018, the Company had $594,407 in cash and cash equivalents, a working capital deficit of $6,960,526, an accumulated deficit of $118,690,567, and stockholders’ deficit of $566,740.

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

Series D Preferred Stock

As of June 30, 2018 and December 31, 2017, there were 44,104 shares of Series D Convertible Preferred Stock (“Series D Preferred Stock”) issued and outstanding, and convertible into an aggregate of 198,667 shares of common stock. As of June 30, 2018, each one share of Series D Preferred Stock is convertible into 4.5045 shares of Common Stock.

Series E Preferred Stock

As of June 30, 2018 and December 31, 2017, there were 33,333 shares of Series E Convertible Preferred Stock (“Series E Preferred Stock”) issued and outstanding, and convertible into 173,249 shares of common stock.

The shares of Series E Preferred Stock are convertible into shares of common stock based on a conversion calculation equal to the stated value of such preferred share ($75 per share), plus all accrued and unpaid dividends, if any, on such share of Series E Preferred Stock, as of such date of determination, divided by the conversion price $14.43 per share.

Series I Preferred Stock

As of June 30, 2018 and December 31, 2017, there were 645,640 and 798,460 shares of our Series I Preferred Stock issued and outstanding, and convertible into 215,214 and 266,154 shares of our common stock, respectively. During the six months ended June 30, 2018, 152,820 shares of Series I Preferred Stock were converted by Grander Holdings, Inc. 401K into 50,940 shares of common stock.

The Series I Preferred Stock has a stated value of $0.01 per share. Each one share of Series I Preferred Stock is convertible into one-third share of common stock.

Series J Preferred Stock

As of June 30, 2018 and December 31, 2017, there were 772.73 shares of our Series J Convertible Preferred Stock (“Series J Preferred Stock”) issued and outstanding and convertible into 386,365 shares of our common stock.

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

Series K Preferred Stock

As of June 30, 2018 and December 31, 2017, there were 63,150 shares of our Series K convertible preferred stock (“Series K Preferred Stock”) issued and outstanding, and convertible into 2,105,000 of our common stock.

The shares of Series K Preferred Stock are convertible into shares of common stock based on a conversion calculation equal to the stated value of the Series K Preferred Stock ($0.01) divided by the conversion price ($0.0003).

Series L Preferred Stock

As of June 30, 2018, and December 31, 2017, there were 45,500 and 58,000 shares of our Series L Preferred Stock issued and outstanding, and convertible into 2,527,778 and 3,222,223 shares of our common stock, respectively. During the six months ended June 30, 2018, 12,500 shares of Series L Preferred Stock were converted into 694,445 shares of common stock by GRQ Consultants, Inc. Roth 401K FBO Renee Honig Trustee, and HS Contrarian Investments, LLC.

The shares of Series L Preferred Stock are convertible into shares of common stock based on a conversion calculation equal to the stated value of the Series L Preferred Stock ($100), plus all accrued and unpaid dividends, if any, on such Series L Preferred Stock, as of such date of determination, divided by the conversion price ($1.80).

Series M Preferred Stock

As of June 30, 2018 and December 31, 2017, there were 5,000 and no shares of our Series M Preferred Stock issued and outstanding, and convertible into 666,667 and no shares of our common stock, respectively.

The shares of Series M Preferred Stock are convertible into shares of common stock based on a conversion calculation equal to the stated value of the Series M Preferred Stock ($300), plus all accrued and unpaid dividends, if any, on such Series M Preferred Stock, as of such date of determination, divided by the conversion price ($2.25).

Series N Preferred Stock

As of June 30, 2018, and December 31, 2017, there were 5,363.64 and no shares of our Series N Preferred Stock issued and outstanding, and convertible into 536,364 and no shares of our common stock, respectively.

The shares of Series N Preferred Stock are convertible into shares of common stock based on a conversion calculation equal to the stated value of the Series N Preferred Stock ($110), plus all accrued and unpaid dividends, if any, on such Series N Preferred Stock, as of such date of determination, divided by the conversion price ($1.10). If we issue or sell common stock, or common equivalent shares, for consideration per share that is less than the conversion price in effect immediately prior to the issuance, then the conversion price in effect immediately prior to such issuance will be adjusted to the lower issuance price, but not be less than $0.10.

Series O Preferred Stock

As of June 30, 2018, and December 31, 2017, there were 10,605.56 and no shares of our Series O Preferred Stock issued and outstanding, and convertible into 1,060,556 and no shares of our common stock, respectively.

The shares of Series O Preferred Stock are convertible into shares of common stock based on a conversion calculation equal to the stated value of the Series O Preferred Stock ($0.01), plus all accrued and unpaid dividends, if any, on such Series O Preferred Stock, as of such date of determination, divided by the conversion price ($0.0001). We are not permitted to issue any shares of common stock upon conversion of the Series O Preferred Stock until our stockholders approve, in accordance with the rules of the Nasdaq Stock Market LLC, the conversion of Series N Preferred Stock authorized on April 26, 2018, or the conversion of Series O Preferred Stock.

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

Warrants Issued in Connection with October 2015 Public Offering

As of June 30, 2018, and December 31, 2017, warrants to purchase 56,306 shares of common stock previously issued in connection with our public offering closing on October 5, 2015 (the “October 2015 Warrants”) were outstanding. The October 2015 Warrants, which had an exercise price of $29.31 per share, expired on September 30, 2018.

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

Notice of Events of Default under Loan and Security Agreement

The Company was in compliance with all applicable covenants set forth in the Loan Agreement as of June 30, 2018. However, on August 14, 2018, the Company received a letter from Oxford Finance (the “Notice”) asserting certain events of default under the Loan Agreement had occurred as a result of certain events the Company reported as having occurred, including, without limitation, (i) the resignation of the Company’s external auditor, CohnReznick LLP (“CohnReznick”), effective August 3, 2018, and its withdrawal of its audit reports for the years 2014 through 2017, (ii) the resignation of four (4) members of the Board of Directors, effective as of July 31, 2018, and (iii) the delisting of the Company’s common stock from The Nasdaq Stock Market LLC on July 11, 2018 (collectively, the “Alleged Default Events”). The Company informed Oxford Finance that it disputes the Alleged Default Events, individually or collectively, constitute a “Material Adverse Change” or other event of default under the Loan Agreement. In addition, the Company already engaged a new auditor, Haskell & White LLP, effective August 22, 2018, and on September 20, 2018, the Court ratified the Delaware Petition. The Company also intends to apply for listing on the OTCQB Venture Marketplace (the “OTCQB Marketplace”) once it meets the requisite eligibility requirements, which are subject to appointing at least one independent member to the Board of Directors, with the second independent member to be appointed to the Board of Directors within 30 days of uplisting to the OTCQB Marketplace.

For the three and six months ended June 30, 2018, the Company recorded interest expense related to the Loan Agreement of $102,344 and $213,517, respectively. For the three and six months ended June 30, 2017, the Company recorded $150,634 and $307,292 in interest expense related to the term loan, respectively. The annual effective interest rate on the note payable, including the amortization of the debt discounts and accretion of the final payment, but excluding the warrant amortization, was approximately 11.14% and 13.17% as of June 30, 2018 and 2017, respectively.

Future principal payments under notes payable for the Loan Agreement as of June 30, 2018 are as follows:

Years ending December 31:
2018 (remaining)	$833,333
2019	1,666,667
2020	277,778
Notes payable, balance as of June 30, 2018	2,777,778
Unamortized discount on notes payable	(235,560)
Notes payable, net, balance as of June 30, 2018	2,542,218
Current portion of notes payable, net	(1,666,667)
Non-current portion of notes payable, net	$875,551

7.
Related Party Transactions

On April 1, 2016, the Company entered into a two-year consulting agreement with Jeffrey Ravetch, M.D., Ph.D., a member of the Board of Directors at that time, for work beginning January 1, 2016 through December 31, 2017, at a rate of $100,000 a year, in support of scientific and technical advice on the discovery and development of technology and products for the Company primarily related to monoclonal antibodies, corporate development, and corporate partnering efforts. In April 2016, the Company paid Dr. Ravetch $100,000 for services to be performed in 2016, and made quarterly payments thereafter beginning January 1, 2017. On February 16, 2018, the Company extended Dr. Ravetch’s consulting agreement until February 16, 2019, with services to be provided, as may be needed by the Company. During the three and six months ended June 30, 2018, Dr. Ravetch provided no consulting services related to this agreement and no payments were made. During the three and six months ended June 30, 2017, the Company recorded $25,000 and $50,000, respectively, in consulting expenses as part of general and administration expenses related to this agreement.

On November 3, 2016, the Company granted 5,833 stock options to Jeffrey Ravetch, M.D., Ph.D., for his ongoing consulting services to the Company. The option award vests over a three-year period. During the three and six months ended June 30, 2018, the Company recognized $1,444 and $12,273, respectively, of stock-based compensation expense, as part of general and administration expenses, related to this option grant. During the three and six months ended June 30, 2017, the Company recognized $3,826 and $7,652, respectively, of stock-based compensation expense, as part of general and administration expenses, related to this option grant.

On May 19, 2017, the Company granted each director, other than J. David Hansen, Jeffrey Ravetch (a member of the Board of Directors at the time) and Philip Livingston, 16,667 options at a market price of $5.40, with immediate vesting for their continuing service to the Company, in exchange for giving up their director fees for the remainder of the year. J. David Hansen and Jeffrey Ravetch were each granted 166,667 options and Philip Livingston was granted 16,667 options each at an exercise price of $6.00 per share with immediate vesting and no performance obligations. Options granted to J. David Hansen and Philip Livingston were granted as a condition of the May 2017 financing transaction. The 150,000 options granted to Dr. Ravetch in addition to the 16,667 options granted to other non-employee members of the Company’s Board of Directors were in recognition of the additional value provided by Dr. Ravetch as a scientific expert. Because of the immediate vesting and all of the expenses recorded in 2017, no expenses are being recorded for these grants in 2018. During the three and six months ended June 30, 2017, the Company recorded $1,480,089 in stock-based compensation expenses in general and administration expenses, related to these grants.

8.
Stock-based Activity

Stock-based Compensation

We measure stock-based compensation expense for equity-classified awards, principally related to stock options and restricted stock units (“RSUs”), based on the estimated fair value of the award on the date of grant. We recognize the value of the portion of the award that we ultimately expect to vest as stock-based compensation expense over the requisite service period in our condensed consolidated statements of operations.

We use the Black-Scholes model to estimate the fair value of stock options granted. The expected term of stock options granted represents the period of time that we expect them to be outstanding. For the three and six months ended June 30, 2018 and 2017, the following valuation assumptions were used:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Risk-free interest rate	2.7%	1.8%	2.4%	1.5 to 2.0%
Dividend yield	0%	0%	0%	0%
Expected volatility	82%	80%	87%	73 to 85%
Expected life of options, in years	5.5 yrs.	5 yrs.	5.5 yrs.	1.4 to 6.0 yrs.
Weighted-average grant date fair value	$0.73	$1.14	$1.42	$1.53

 Total estimated stock-based compensation expense, related to all the Company’s stock-based payment awards recognized under ASC 718, “Compensation—Stock Compensation” was comprised of the following:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
Research and development	$73,662	$376,684	$244,822	$697,359
General and administrative	340,278	2,093,140	793,725	2,805,277
Total stock-based compensation expense	$413,940	$2,469,824	$1,038,547	$3,502,636

Stock-based Award Activity

The following table summarizes the Company’s stock option activity during the six months ended June 30, 2018:

	Options Outstanding	Weighted-Average Exercise Price
Outstanding at December 31, 2017	953,937	$13.97
Granted	1,186,000	1.99
Exercised	—	—
Forfeited/cancelled/expired	(121,707)	4.49
Outstanding and expected to vest at June 30, 2018	2,018,230	$7.50
Vested and exercisable at June 30, 2018	788,727	$13.78

The total unrecognized compensation cost related to unvested stock option grants as of June 30, 2018, was $2,281,499 and the weighted average period over which these grants are expected to vest is 1.5 years. The weighted average remaining contractual life of stock options outstanding at June 30, 2018 and 2017 is 9.5 and 9.35 years, respectively.

During the first six months of 2018, the Company granted 1,186,000 options to officers and employees with a weighted average exercise price of $1.99 and vesting over a three-year period with a vesting starting at the one-year anniversary date of the grant date. During the first six months of 2017, the Company granted 2,046,690 options to officers and employees with a weighted average exercise price of $2.37 and vesting over a three-year period with vesting starting at the one-year anniversary of the grant date.

Stock options granted to employees generally vest over a three-year period with one third of the grants vesting at each one-year anniversary of the grant date.

Because the Company had a net operating loss carryforward as of June 30, 2018, no tax benefits for the tax deductions related to stock-based compensation expense were recognized in the Company’s condensed consolidated statements of operations. Additionally, no stock options were exercised in the three and six months ended June 30, 2018 and 2017.

A summary of activity related to restricted stock grants under the Fifth Amended and Restated MabVax Therapeutics Holdings, Inc. 2014 Employee, Director and Consultant Equity Incentive Plan for the six months ended June 30, 2018 is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2017	832,226	$3.88
Granted	—	—
Vested	(830,725)	50.28
Forfeited	—	—
Non-vested at June 30, 2018	1,501	$39.29

As of June 30, 2018, there were 1,501 non-vested RSUs remaining outstanding.

As of June 30, 2018, unamortized compensation expense related to RSUs granted in 2016 amounted to $153, which is expected to be recognized over a period of one month.

Management Bonus Plan

On February 21, 2018, the compensation committee of the Board of Directors reviewed 2017 results and concluded that the year’s performance, relative to the objectives set at the beginning of the year, did not merit any bonus payment. The compensation committee also determined that management base salaries would currently remain unchanged from 2017 levels.

Common stock reserved for future issuance

Common stock reserved for future issuance consists of the following at June 30, 2018:

Common stock reserved for conversion of preferred stock	7,869,862
Warrants to purchase common stock	1,278,243
Common stock options outstanding	2,018,230
Authorized for future grant or issuance under the Stock Plan	457,188
Unvested restricted stock	1,501
Total	11,625,024

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

	Six Months Ended June 30,
	2018	2017
Common stock reserved for conversion of preferred stock	7,869,862	965,661
Warrants to purchase common stock	1,278,243	35,747
Common stock options outstanding	2,018,230	1,988,383
Unvested restricted stock	1,501	691,138
Total	11,167,836	3,680,929

10.
Contracts and Agreements

Sublicense Grant to Y-mAbs Therapeutics, Inc.

On June 27, 2018, we granted an exclusive sublicense to Y-mAbs, a privately held clinical stage biopharmaceutical company, for a bi-valent ganglioside-based vaccine intended to treat neuroblastoma, a rare pediatric cancer (the “Y-mAbs Sublicense”). Total value of the transaction to MabVax is $1.3 million plus a share of a Priority Review Voucher (as defined in the sublicense agreement) if granted by the FDA to Y-mAbs on approval of the vaccine and the Priority Review Voucher is subsequently sold. Additionally, Y-mAbs will be responsible for all further development of the product as well as any downstream payment obligations related to this specific vaccine to MSK that were specified in the original MabVax-MSK license agreement dated April 30, 2008. If Y-mAbs successfully develops and receives FDA approval for the neuroblastoma vaccine, it is obligated to file with the FDA for a Priority Review Voucher. If the voucher is granted to Y-mAbs and subsequently sold, then MabVax will receive a percentage of the proceeds from the sale of the voucher by Y-mAbs. Upon entering the Y-mAbs Sublicense, the Company received an upfront payment of $700,000 and will receive an additional $600,000 upon the one-year anniversary of entering into the agreement (assuming the agreement is still in effect). The Sublicense Agreement contains termination provisions allowing for the termination of the agreement (i) upon material breach if the breaching party fails to cure the breach within 60 days of notice by the non-breaching party, (ii) by Y-mAbs at any time upon 90 days’ advance notice to MabVax, or (iii) the expiration or termination of the underlying license from MSK to MabVax, provided that MSK will assume the agreement if Y-mAbs is in material compliance with the agreement upon the termination of the MSK-MabVax license. There were no continuing obligations on the part of the Company in connection with the agreement other than one-time administrative matters that were completed within thirty (30) days of signing the agreement. Therefore, the Company recognized $700,000 as revenue upon signing the agreement and receiving the funds. The Company will recognize the $600,000 as revenue on the one-year anniversary of the agreement provided the agreement is still in effect and payment is received.

Letter Agreement with MSK

On June 27, 2018, we entered into a letter agreement with MSK (the “MSK Letter”) in connection with obtaining the consent from MSK for the Company to enter into the Y-mAbs Sublicense and allow Y-mAbs to “step into the shoes” of the obligations that the Company would have had to pay MSK if the Company had continued development of the neuroblastoma vaccine, including future payment obligations of the Company regarding future milestones. As part of the agreement, the Company and MSK agreed that MabVax would receive 100% of both the $700,000 upfront payment and $600,000 upon the one-year anniversary of the Y-mAbs Sublicense, and the Company would pay an aggregate of $398,534 to MSK in connection with prior expenses incurred by MSK in relation to MSK’s longstanding relationship and collaboration with the Company. All of the obligations to MSK in the MSK Letter were fully expensed as of June 30, 2018.

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

Additionally, we granted HS Contrarian consent rights: the right to approve future (i) issuances of our securities, (ii) equity or debt financings and (iii) sales of any development product assets currently held by us, subject to certain exceptions, if such securities are sold at a price below $7.50 per share and for as long as HS Contrarian in the offering holds 50% or more of the shares of Series G Preferred Stock purchased by HS Contrarian in the May 2017 Public Offering (the “Consent Rights”). All other prior consent rights of HS Contrarian were superseded by these consent rights. As of June 30, 2018, none of the shares of Series G Preferred Stock is outstanding. Thus, HS Contrarian no longer holds the Consent Rights.

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

Memorial Sloan Kettering Cancer Center

Since 2008, the Company has engaged in various research agreements and collaborations with MSK including licensed rights to cancer vaccines and the blood samples from patients who have been vaccinated with MSK’s cancer vaccines. Total sponsored research contracts outstanding in 2016 amounting to approximately $800,000 in 2016 were 100% complete as of the year ended December 31, 2016. Such sponsored research agreements provide support for preclinical work on the Company’s product development programs. The work includes preparing radioimmunoconjugates of the Company’s antibodies and performing in vitro and in vivo pharmacology studies for our therapeutic antibody product candidate, imaging agent product candidate, and radioimmunotherapy product candidate programs. For the three months ended March 31, 2018, there were no expenses incurred related to these contracts.

Patheon Biologics LLC Agreement

On April 14, 2014, the Company entered into a development and manufacturing services agreement with Patheon Biologics LLC (f.k.a. Gallus Biopharmaceuticals) to provide a full range of manufacturing and bioprocessing services, including cell line development, process development, protein production, cell culture, protein purification, bio-analytical chemistry and QC testing. Total amount of the contract is estimated at approximately $3.0 million. For the three months ended June 30, 2018 and 2017, the Company recorded no expenses associated with the agreement, as no manufacturing was completed during either period.

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

Minimum future annual capital lease obligations are as follows as of June 30, 2018:

2018 (remaining)	$11,203
2019	22,402
2020	22,402
2021	7,468
Less interest	(8,530)
Principal	54,945
Less current portion	(18,558)
Noncurrent portion	$36,387

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

During the three and six months ended June 30, 2018, the Company recorded rent expense of $115,238 and $230,476, respectively. During the three and six months ended June 30, 2017, the Company recorded rent expense of $115,238 and $230,476, respectively.

Minimum future annual operating lease obligations are as follows as of June 30, 2018:

2018 (remaining)	$264,606
2019	466,085
2020	480,068
2021	494,470
2022	41,306
Total	$1,746,535

12.
Subsequent Events

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

As a result of the deferred principal payments under the Loan Agreement, the future principal payments under notes payable for the Loan Agreement as of July 3, 2018 are as follows:

Years ending December 31:
2018 (remaining)	$—
2019	2,380,952
2020	396,826
Notes payable, balance as of July 1, 2018	2,777,778
Unamortized discount on notes payable	(235,560)
Notes payable, net, balance as of July 1, 2018	2,542,218
Current portion of notes payable, net	(1,190,476)
Non-current portion of notes payable, net	$1,351,742

  The Company was in compliance with all applicable covenants set forth in the Loan Agreement as of June 30, 2018. However, on August 14, 2018, the Company received the Notice from Oxford Finance asserting certain events of default under the Loan Agreement had occurred as a result of certain events the Company reported as having occurred, including, without limitation, the following Alleged Default Events: (i) the resignation of the Company’s external auditor, CohnReznick, effective August 3, 2018, and its withdrawal of its audit reports for the years 2014 through 2017, (ii) the resignation of four (4) members of the Board of Directors, effective as of July 31, 2018, and (iii) the delisting of the Company’s common stock from The Nasdaq Stock Market LLC on July 11, 2018. The Company informed Oxford Finance that it disputes the Alleged Default Events, individually or collectively, constitute a “Material Adverse Change” or other event of default under the Loan Agreement. In addition, the Company already engaged a new auditor, Haskell & White LLP, effective August 22, 2018, and on September 20, 2018, the Court ratified the Delaware Petition. The Company also intends to apply for listing on the OTCQB Marketplace once it meets the requisite eligibility requirements, which are subject to appointing at least one independent member to the Board of Directors, with the second independent member to be appointed to the Board of Directors within 30 days of uplisting to the OTCQB Marketplace.

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

On September 7, 2018, the SEC filed a complaint (the “SEC Complaint”) in the U.S. District Court for the Southern District of New York against the following individuals and entities who have purchased securities of the Company: Barry C. Honig, John Stetson, Michael Brauser, John R. O'Rourke III, Mark Groussman, Phillip Frost, Alpha Capital Anstalt, ATG Capital LLC, Frost Gamma Investments Trust, GRQ Consultants, Inc., Grander Holdings, Inc., Melechdavid, Inc., OPKO Health, Inc., HS Contrarian Investments, LLC, and Southern Biotech, Inc. (collectively, the “Investor Defendants”), and against others who we believe have not made any investment in the Company. SEC v. Honig, et al., No. 1:18-cv-01875 (S.D.N.Y. 2018). In the Complaint, the SEC alleges a variety of misconduct with respect to the Investor Defendants’ transactions and/or relationships with three public issuers, including a public issuer identified as “Company C,” which we understand to be MabVax. With respect to “Company C” in particular, the SEC alleges that some of the Investor Defendants manipulated the price of the Company’s securities by writing, or causing to be written, false or misleading promotional articles, and a variety of other manipulative trading practices. The SEC further alleges that some of the Investor Defendants filed false reports of their beneficial ownership or failed to file reports of their beneficial ownership when required to do so. The SEC claims that, by engaging in this and the other alleged actions in the Complaint, the Investor Defendants and other defendants violated the anti-fraud and many other provisions of the Exchange Act, the Securities Act and SEC Rules promulgated thereunder. The SEC Complaint does not assert any claims against the Company or any of its directors or officers, nor otherwise allege that they were culpable participants in the misconduct allegedly undertaken by the Investor Defendants.

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

During the six months ended June 30, 2018, we recognized revenue of $700,000 from a license agreement with Y-mAbs. Our loss from operations during this six-month period was $5,904,884 and our net loss was $6,248,752. Net cash used in operating activities for the six months ended June 30, 2018 was $2,946,313, cash and cash equivalents and working capital deficit as of June 30, 2018 were $594,407 and $6,960,527 respectively. As of June 30, 2018, we had an accumulated deficit of $118,690,568 and a stockholders’ deficit of $566,741.

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

In April 2018, the NIH awarded an R01 Research Grant to MSK for continued Phase 1b development of MVT-2163 as a PET diagnostic imaging agent. The R01 grant extends the Phase 1 work already completed by MabVax by evaluating MVT-2163 visual images and biopsies of targeted tissues illuminated with the PET agent. This information will then be used to determine if the new PET imaging agent can improve pre-surgical staging of patients with pancreatic ductal adenocarcinoma. Since surgery is currently the only cure for pancreatic cancer and the success rate of surgical intervention is low, having a new diagnostic tool to more accurately assess the location and extent of the dissemination of the cancer has the potential to improve surgical outcomes. Additionally, these data can be used to support the dose and dose distribution determinations for the Company’s HuMab-5B1 antibody based radioimmunotherapy agent, MVT-1075, currently being evaluated in a Phase 1 trial. MabVax will support MSK in its research efforts and allow the clinical study to be conducted under a MabVax IND; however, the bulk of the costs will be borne by the NIH.

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

RESULTS OF OPERATIONS

We are providing the following information about our revenues, expenses, and cash and liquidity.

Comparison of the Three and Six Months Ended June 30, 2017 and 2016

Revenues:
	Three Months Ended June 30,		% Increase/	Six Months Ended June 30,		% Increase/
	2018	2017	(Decrease)	2018	2017	(Decrease)
Revenues	$700,000	$—	0%	$$ 700,000	$—	100%

For the three months ended June 30, 2018, we recognized $700,000 in revenues, as compared to no revenues for the same period in the prior year. The revenues in 2018 were due to the revenues recognized from the upfront payment by Y-mAbs for rights to develop the neuroblastoma vaccine. The Company had no continuing obligations to provide any services under the contract, enabling the revenues to be recognized.

For the six months ended June 30, 2018, we recognized $700,000 in revenues, as compared to no revenues for the same period in the prior year. The revenues in 2018 were due to the revenues recognized from the upfront payment by Y-mAbs for rights to develop the neuroblastoma vaccine.

Research and development expenses:
	Three Months Ended June 30,		% Increase/	Six Months Ended June 30,		% Increase/
	2018	2017	(Decrease)	2018	2017	(Decrease)
Research and development	$1,086,486	$2,332,700	(53.4)%	$2,716,342	$5,151,064	(52.7)%

For the three months ended June 30, 2018, we incurred research and development expenses of $1,086,486, as compared to $2,716,342 for the same period a year ago. Stock-based compensation expense included in research and development expenses for the three months ended June 30, 2018 and 2017 was $73,662 and $376,684, respectively. Decreased expenses in the three months ended June 30, 2018, compared to the same period in the prior year are primarily due to reduced spending on our Phase I clinical trials of MVT-5873 as a therapeutic and MVT-2163 as a diagnostic for pancreatic cancer and other CA 19.9 malignancies, and reduction in-house staffing that supported preclinical and clinical development efforts.

For the six months ended June 30, 2018, we incurred research and development expenses of $2,716,342, as compared to $5,151,064 for the same period a year ago. Stock-based compensation expense included in research and development expenses for the six months ended June 30, 2018 and 2017 was $244,822 and $697,359, respectively. Decreased expenses in the six months ended June 30, 2018, compared to the same period in the prior year are primarily due to decreased spending on our Phase I clinical trials of MVT-5873 as a therapeutic and MVT-2163 as a diagnostic for pancreatic cancer and other CA 19.9 malignancies, and reduction in-house staffing that supported preclinical and clinical development efforts.

General and administrative expenses:
	Three Months Ended June 30,		% Increase/	Six Months Ended June 30,		% Increase/
	2018	2017	(Decrease)	2018	2017	(Decrease)
General and administrative	$2,083,561	$3,408,042	(38.9)%	$3,888,542	$5,681,992	(31.6)%

For the three months ended June 30, 2018, we incurred general and administrative expenses of $2,083,561, as compared to $3,408,042 for the same period a year ago. Stock-based compensation expense included in general and administrative expenses for the three months ended June 30, 2018 and 2017 was $340,488 and $2,093,140, respectively. Stock-based compensation expense for the three months ended June 30, 2018 and 2017 included $0 and $6,950 in restricted stock for services, respectively. The decrease in general and administrative expenses was primarily due to lower compensation costs, including stock-based compensation expenses of $1,752,862 mainly due to staff reductions offset by higher legal costs of $650,077 compared to the same period last year.

For the six months ended June 30, 2018, we incurred general and administrative expenses of $3,888,542, as compared to $5,681,992 for the same period a year ago. Stock-based compensation expense included in general and administrative expenses for the six months ended June 30, 2018 and 2017 was $793,725 and $2,805,277, respectively. Stock-based compensation expense for the six months ended June 30, 2018 and 2017 included $ -0- and $63,550 in restricted stock for services, respectively. The decrease in general and administrative expenses was primarily due to lower compensation costs including a decrease of stock-based compensation expenses of $2,011,550 and lower salary and wage expense of $219,098, lower consulting service costs of $94,196, lower tax expenses of $112,577, offset by higher legal costs of $755,956 compared to the same period last year.

Interest income and other income (expense):
	Three Months Ended June 30,		% Increase/	Six Months Ended June 30,		% Increase/
	2018	2017	(Decrease)	2018	2017	(Decrease)
Interest and other expense	$(157,951)	$(249,126)	(36.5)%	$(343,867)	$(511,666)	(32.8)%

Interest and other expense was $157,951 and $249,126 for the three months ended June 30, 2018 and 2017, respectively. The amount for the three months ended June 30, 2018, consisted primarily of $102,344 of interest expense related to interest on the Company’s term loan from Oxford Finance, LLC (“Oxford Finance”), $39,335 of financing cost amortization, and $34,615 of warrant amortization. The amount for the three months ended June 30, 2017, consisted primarily of $150,634 of interest expense related to interest on the Company’s term loan from Oxford Finance, $43,619 of financing cost amortization, $54,760 of warrant amortization and other items of $115.

The amount of interest for the six months ended June 30, 2018, consisted primarily of $213,517 interest expense related to interest on the Company’s term loan from Oxford Finance, $70,668 of financing cost amortization, and $62,188 of warrant amortization. The amount of interest and other expense for the six months ended June 30, 2017, consisted primarily of $307,292 interest expense related the Company’s term loan from Oxford Finance, $90,762 of financing cost amortization, $113,945 of warrant amortization and other items of $333.

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

Our critical accounting policies include:

Revenue recognition

The Company adopted the ASC 606 at the time of its first license agreement in the second quarter of 2018. The Company had no revenue from license agreements prior to the first quarter of 2018.

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

LIQUIDITY AND CAPITAL RESOURCES

To date, we have funded our operations primarily through upfront payments from asset sales and license agreements, government grants, proceeds from the sale of common and preferred stock, the issuance of debt, the issuance of common stock in lieu of cash for services, payments from collaborators and interest income. We have experienced negative cash flow from operations each year since our inception. As of June 30, 2018, we had an accumulated deficit of $118,690,568. We expect to continue to incur increased expenses, resulting in losses, over the next several years due to, among other factors, our continuing and planned clinical trials and anticipated research and development activities, unless we can achieve additional licenses or asset sales of our product candidates that are under development, or revenues from research collaborations or services. There can be no assurance that we will be able to achieve additional license and sales revenue, or that such revenues would be large enough to offset our operating expenses. We had cash of $594,407 and a working capital deficit of $6,960,526 as of June 30, 2018.

	Six Months Ended June 30,
	2018	2017
Cash provided by (used in):
Operating activities	$(2,946,313)	$(6,025,305)
Investing activities	$—	$(4,142)
Financing activities	$2,655,010	$3,897,063)

Net cash used in operating activities was $2,946,313 for the six months ended June 30, 2018, compared to $6,025,305 for the same period a year ago. The net cash used in both periods was primarily attributable to the net losses, adjusted to exclude certain non-cash items, primarily stock-based compensation and amortization of finance costs related to the term loan. Net cash used in operating activities for the six months ended June 30, 2018 was also impacted by an increase of $923,619 in accrued clinical operations and site costs and an increase of $888,837 in accounts payable related primarily to unpaid professional fees.

The net cash used in investing activities for the six months ended June 30, 2018 and 2017, amounted to $0 and $4,142, respectively.

Net cash provided by financing activities for the six months ended June 30, 2018 was $2,655,010. Net cash provided by financing activities was $3,897,063 for the six months ended June 30, 2017. Net cash provided by financing activities for the six months ended June 30, 2018 was attributable to the fundraising from the February 2018 Private Placements and May 2018 Private Placements. Net cash provided by financing activities for the six months ended June 30, 2017 was attributable to the net proceeds from the May 2017 Public Offering and a private offering that closed on May 3, 2017, in which the Company sold 850 shares of Series H Preferred Stock for an aggregate purchase price of $850,000 before offering costs of $29,429.

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

Working Capital

Our working capital deficit was $6,960,526 at June 30, 2018, as compared to a working capital deficit of $4,598,748 at December 31, 2017. The decrease in working capital was primarily due to increased capital usage during the first six months of 2018 primarily related to the Company’s clinical development programs.

Going Concern

We believe our cash and cash equivalents as of June 30, 2018, together with $4.0 million in revenue generated from an asset purchase agreement signed in July 2018, will be sufficient to fund our projected operating requirements into December 2018. In order to continue our current and future operations and continue our clinical product development programs beyond December 2018, we will depend substantially on our ability to obtain upfront and milestone payments from potential additional license and/or partnering agreements for use of our technologies in certain fields of use and on raising capital through other financing transactions in a timely manner, of which we can make no assurances that any such transaction will occur. As discussed in Item 1 of Part II of this Quarterly Report, we cannot conclude that any future registration statements that we may file with the SEC will be declared effective during the pendency of the SEC Action (as defined in Item 1 of Part II of this Quarterly Report). As a result, our ability to raise capital is and will likely remain severely impaired during the pendency of the SEC Action, and certain capital raising structures involving the registration of our securities with the SEC upon which we have heavily relied in the past to fund our operations may not be available to us for the immediate future. We are uncertain about our ability to raise sufficient funds to continue our existing operations after December 2018 without additional licensing and/or collaborating transactions and without financing structures that do not involve the use of or reliance upon our ability to register securities with the SEC. We have been exploring potential additional licensing and/or partnering transactions and other arrangements through which the value of our Company could be enhanced. We may raise funds through such potential arrangements with collaborators or others that may require us to sell product candidates that we might otherwise seek to develop or commercialize independently. Our failure to enter into licensing and/or partnering transactions or raise capital when needed could materially harm our business, financial condition and results of operations.

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

Item 3.
Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

Our cash and cash equivalents of $594,407 at June 30, 2018, consisted of cash and money market funds, all of which will be used for working capital purposes. We do not enter into investments for trading or speculative purposes. Our primary exposure to market risk is related to the variability of interest rates under the Loan Agreement (as defined in Note 6 to the Unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report) we entered into with Oxford Finance in January 2016. Under the Loan Agreement, the interest rate for the term loan is set monthly at an Index Rate plus 11.29%, where the Index Rate is the greater of the 30-day LIBOR rate or 0.21%. Interest is due on the first day of each month, in arrears, calculated based on a 360-day year. In addition, interest income on our deposits is affected by changes in the general level of interest rates in the United States. Because of the short-term nature of our cash and cash equivalents, we do not believe that we have any material exposure to changes in their fair values as a result of changes in interest rates. The continuation of historically low interest rates in the United States will limit our earnings on investments held in U.S. dollars.

We do not hold any derivative financial instruments or commodity-based instruments.

Item 4.
Controls and Procedures

Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company has evaluated, with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of its disclosure controls and procedures (as defined in such rules) as of the end of the period covered by this report. The Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2018.

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

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that could significantly affect internal controls over financial reporting as of June 30, 2018.

PART II. OTHER INFORMATION

Item 1.
Legal Proceedings

On January 29, 2018, the Company received notice from the SEC of an investigation (along with the SEC Complaint, defined below, the “SEC Action”). We believe the SEC is investigating (i) potential violations by the Company and its officers, directors and others of Section 10(b) of the Exchange Act and Section 17(a) of the Securities Act of 1933, as amended (as amended, the “Securities Act”); and (ii) potential violations by multiple holders of our preferred stock of the reporting and disclosure requirements imposed by Section 13(d) of the Exchange Act and pursuant to Schedules 13D and 13G. We further believe the SEC Action pertains to our relationships with the Investor Defendants (as defined in "Legal Proceedings" in Note 12 to the Unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report), including (i) the circumstances under which the Investor Defendants invested in the Company and whether they have acted as an undisclosed group in connection with their investment; (ii) the manner with or in which the Investor Defendants may have sought to control or influence the Company and its leadership since their respective investments (and the extent to which those efforts to control or influence have been successful); and (iii) our prior disclosures regarding the control of the Company and beneficial ownership of our common and preferred stock included in our registration statements filed in 2017 and 2018 and in our Exchange Act reports.

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

Delaware Order Granting Petition for Relief

On September 20, 2018, the Court entered an order validating (i) issuances of common stock upon conversions of the Company’s preferred stock occurring between June 30, 2014 and February 12, 2018, and (ii) stockholder approval of corporate actions presented to the Company’s stockholders from June 30, 2014 to February 12, 2018. In so doing, the Court granted the Delaware Petition captioned In re: MabVax Therapeutics Holdings, Inc., filed on July 27, 2018, in order to rectify the uncertainty regarding whether shares of our common stock were validly issued upon conversion of our preferred stock from June 30, 2014 to February 12, 2018.

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

Item 1A.
Risk Factors

RISK FACTORS

There have been no material changes in or additions to the Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2017 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

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

Item 4.
Mine Safety Disclosures.

None.

Item 5.
Other Information.

None.

Item 6.
Exhibits.

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Exhibit Name	Filed with this Form 10-Q	Incorporated by Reference
			Form	File No.	Date Filed
3.1	Form of Certificate of Designations, Preferences and Rights of the 0% Series N Convertible Preferred Stock		8-K (Exhibit 3.1)	001-37861	May 3, 2018
3.2	Correction to Certificate of Designations, Preferences and Rights of the 0% Series N Convertible Preferred Stock		8-K (Exhibit 3.2)	001-37861	May 3, 2018
3.3	Form of Certificate of Designations, Preferences and Rights of the 0% Series O Convertible Preferred Stock		8-K (Exhibit 3.3)	001-37861	May 3, 2018
10.1	Form of Purchase Agreement	8-K (Exhibit 10.1)	001-37861	May 3, 2018
10.2	Form of Registration Rights Agreement	8-K (Exhibit 10.2)	001-37861	May 3, 2018
10.3	Form of May 2018 Letter Agreement	8-K (Exhibit 10.3)	001-37861	May 3, 2018
10.4 †	Sublicense Grant to Y-mAbs Therapeutics, Inc.	10-Q (Exhibit 10.6)	001-37861	October 15, 2018
10.5 †	Side Letter with Memorial Sloan-Kettering Institute for Cancer Research	10-Q (Exhibit 10.7)	001-37861	October 15, 2018
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101*	Interactive data file

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