Form 10-Q
period 2018-09-30
MABVAX THERAPEUTICS HOLDINGS, INC.
filed 2018-11-13
CIK 1109196

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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

The number of shares of registrant’s common stock outstanding as of November 13, 2018 was 9,254,582.

- i -

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (“Quarterly Report”) contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Quarterly Report are, or may be deemed to be, forward-looking statements. Words such as, but not limited to, “anticipate,” “intend,” “plan,” “continue,” “seek,” “believe,” “project,” “estimate,” “expect,” “potential,” “future,” “likely,” “may,” “should,” “could,” “would,” “will,” and similar expressions or phrases, or the negative of those expressions or phrases, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Although we believe we have a reasonable basis for each forward-looking statement contained in this Quarterly Report, we caution you that these statements are based on our projections of the future that are subject to known and unknown risks and uncertainties and other factors that may cause our actual results, level of activity, performance or achievements expressed or implied by these forward-looking statements, to differ. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, among other things:

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

- ii -

PART I. FINANCIAL INFORMATION

Item 1.                        Financial Statements.

MABVAX THERAPEUTICS HOLDINGS, INC.
Condensed Consolidated Balance Sheets
	September 30, 2018	December 31, 2017
Assets	(Unaudited)	Note 1
Current assets:
Cash and cash equivalents	$951,751	$885,710
Prepaid expenses	341,511	150,462
Other current assets	141,872	171,346
Total current assets	1,435,134	1,207,518
Property and equipment, net	457,526	578,206
Goodwill	6,826,003	6,826,003
Other assets	178,597	178,597
Total assets	$8,897,260	$8,790,324

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,447,175	$1,090,904
Accrued compensation	311,162	311,675
Accrued clinical operations and site costs	2,106,295	1,669,201
Accrued lease termination fee	590,504	590,504
Other accrued expenses	442,210	404,923
Interest payable	31,027	39,373
Current portion of notes payable	1,822,062	1,681,876
Current portion of capital lease payable	18,943	17,810
Total current liabilities	7,769,378	5,806,266
Non-current liabilities:
Non-current portion of notes payable, net	813,039	1,621,483
Non-current portion of capital lease payable	31,504	45,857
Other non-current liabilities	240,781	186,278
Total non-current liabilities	1,085,324	1,853,618
Total liabilities	8,854,702	7,659,884
Commitments and contingencies (Note 11)
Stockholders’ equity:
Series D convertible preferred stock, $0.01 par value, 1,000,000 shares authorized, 44,104 shares issued and outstanding as of September 30, 2018 and December 31, 2017, with a liquidation preference of $441	441	441
Series E convertible preferred stock, $0.01 par value, 100,000 shares authorized, 33,333 shares issued and outstanding as of September 30, 2018 and December 31, 2017, with a liquidation preference of $333	333	333
Series I convertible preferred stock, $0.01 par value, 1,968,664 shares authorized, 645,640 and 798,460 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively, with a liquidation preference of $6,456 and $7,984 as of September 30, 2018 and December 31, 2017, respectively	6,456	7,984
Series J convertible preferred stock, $0.01 par value, 3,400 shares authorized, 772.73 shares issued and outstanding as of September 30, 2018 and December 31, 2017, with a liquidation preference of $531,252	8	8
Series K convertible preferred stock, $0.01 par value, 65,000 shares authorized, 63,150 shares issued and outstanding as of September 30, 2018 and December 31, 2017, with a liquidation preference of $632	632	632

Series L convertible preferred stock, $0.01 par value, 58,000 shares authorized, 45,500 and 58,000 shares issued and outstanding as of September 30, 2018, and December 31, 2017, respectively, with a liquidation preference of $4,550,000 and $5,800,000 as of September 30, 2018 and December 31, 2017, respectively	455	580
Series M convertible preferred stock, $0.01 par value, 10,000 shares authorized, 5,000 and no shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively, with a liquidation preference of $1,500,000 and $0 as of September 30, 2018 and December 31, 2017, respectively	50	0
Series N convertible preferred stock, $0.01 par value, 20,000 shares authorized, 5,363.64 and no shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively, with a liquidation preference of $53.64 and $0 as of September 30, 2018 and December 31, 2017, respectively	54	0
Series O convertible preferred stock, $0.01 par value, 20,000 shares authorized, 10,605.56 and no shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively, with a liquidation preference of $106.06 and $0 as of September 30, 2018 and December 31, 2017, respectively	106	0
Common stock, $0.01 par value, 150,000,000 shares authorized, 9,254,582 and 6,862,928 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	92,546	68,629
Additional paid-in capital	118,291,361	112,105,470
Accumulated deficit	(118,349,884)	(111,053,637)
Total stockholders’ equity	42,558	1,130,440
Total liabilities and stockholders’ equity	$8,897,260	$8,790,324

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

MABVAX THERAPEUTICS HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues:
License agreements	$4,000,000	$—	$4,700,000	$—
Total revenues	4,000,000	—	4,700,000	—

Cost of revenues	785,000	—	785,000	—
Gross Profit	3,215,000	—	3,915,000	—

Operating costs and expenses:
Research and development	199,367	1,017,061	2,915,709	6,168,125
General and administrative	2,520,950	1,831,629	6,409,491	7,513,621
Total operating costs and expenses	2,720,317	2,848,690	9,325,200	13,581,746
Income/(loss) from operations	494,683	(2,848,690)	(5,410,200)	(13,681,746)
Interest and other expense	(154,002)	(231,471)	(497,868)	(743,137)
Net income (loss)	340,681	(3,080,161)	(5,908,068)	(14,424,883)
Deemed dividend on inducement shares	—	—	(1,388,179)	(5,220,000)
Deemed dividend on incentive shares	—	(3,120,000)	—	(3,120,000)
Deemed dividend on warrant reprice	—	—	—	(19,413)
Net income (loss) allocable to common stockholders	$340,681	$(6,200,161)	$(7,296,247)	$(22,784,296)
Basic net income (loss) per share	$0.04	$(1.62)	$(0.81)	$(8.04)
Diluted net income (loss) per share	$0.02	$(1.62)	$(0.81)	$(8.04)

Shares used in calculation of net income (loss) per share
Basic	9,253,880	3,830,280	8,983,980	2,834,692
Diluted	17,123,742	3,830,280	8,983,980	2,834,692

See Accompanying Notes to Condensed Consolidated Financial Statements

 MABVAX THERAPEUTICS HOLDINGS, INC.
Condensed Consolidated Statement of Stockholders’ Equity
For the Nine Months Ended September 30, 2018
(Unaudited)

	Series D through O Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2017	997,820	$9,978	6,862,928	$68,629	$112,105,470	$(111,053,637)	$1,130,440
Issuance of common stock, Series M Convertible Preferred Stock and warrants in connection with February 2018 financing	5,000	50	555,557	5,556	2,694,394	—	2,700,000
Issuance of common stock, Series N Convertible Preferred Stock in connection with May 2018 financing	5,364	54	218,182	2,182	827,764	—	830,000
Issuance of inducement shares of Series O Convertible Preferred Stock in connection with May 2018 financing	10,606	106	—	—	(106)	—	—
Deemed dividends on inducement shares, May 2018	—	—	—	—	1,388,179	(1,388,179)	—

Conversion of Series I Preferred Stock to common stock	(152,820)	(1,528)	50,940	509	1,019	—	—
Conversion of Series L Preferred Stock to common stock	(12,500)	(125)	694,445	6,944	(6,819)	—	—
Issuance of whole in lieu of fractional shares resulting from reverse split in February 2018	—	—	50,991	510	(510)		—
Common stock issued upon vesting of restricted stock units in January 2018, net of payroll taxes	—	—	797,977	7,980	(7,980)	—	—
Common stock issued upon vesting of restricted stock units in April 2018, net of shares withheld for payroll taxes	—	—	22,061	221	(17,197)	—	(16,976)
Common stock issued upon vesting of restricted stock units in August 2018	—	—	1,501	15	(15)	—	—
Stock-based compensation	—	—	—	—	1,307,162	—	1,307,162
Net loss	—	—		—	—	(5,908,068)	(5,908,068)
Balance at September 30, 2018	853,470	$8,535	9,254,582	$92,546	$118,291,361	$(118,349,884)	$42,558

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

 MABVAX THERAPEUTICS HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Operating activities
Net loss	$(5,908,068)	$(14,424,883)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	120,680	122,315
Stock-based compensation	1,307,162	4,516,372
Issuance of restricted stock for services	—	236,666
Amortization and accretion related to notes payable	190,729	309,213
Increase (decrease) in cash from changes in operating assets and liabilities:
Other receivables	29,474	(7,061)
Prepaid expenses and other	(189,916)	(62,672)
Accounts payable	1,356,273	403,210
Accrued clinical operations and site costs	437,094	283,864
Accrued compensation	(513)	(28,307)
Other accrued expenses	36,648	(51,649)
Net cash used in operating activities	(2,620,437)	(8,702,932)

Investing activities
Purchases of property and equipment	—	(21,072)
Net cash used in investing activities	—	(21,072)

Financing activities
February 2018 private placement, net of issuance costs	2,700,000	—
May 2018 and 2017 private placements, net of issuance costs	830,000	820,571
Proceeds from issuance of common stock and Series G Preferred Stock, Net of costs, May 2017	—	3,647,391
Proceeds from issuance of common stock, net of costs, August 2017	—	125,000
Proceeds from issuance of Series J Preferred Stock, net of costs, August 2017	—	1,189,417
Proceeds from issuance of common stock, net of costs, September 2017	—	1,852,361
Proceeds from issuance of common stock, net of costs, September 2017	—	1,215,000
Principal payments on notes payable to Oxford Finance	(833,333)	(972,223)
Principal payments on financed insurance policies	21,140	(69,240)
Principal payments on capital lease	(14,353)	(10,785)
Purchase of vested employee stock in connection with tax withholding obligation	(16,976)	—
Net cash provided by financing activities	2,686,478	7,797,492
Net change in cash and cash equivalents	(66,041)	(926,512)
Cash and cash equivalents at beginning of period	885,710	3,979,290
Cash and cash equivalents at end of period	$951,751	$3,052,778

Supplemental disclosures:
Cash paid during the period for income taxes	$1,900	$1,600
Cash paid during the period for interest on notes payable and the capital lease	$317,391	$302,256

Supplemental disclosures of non-cash investing and financing information:
Deemed dividend on issuance of inducement shares	$1,388,179	$5,220,000
Deemed dividend on issuance of incentive shares	$—	$3,120,000
Conversion of preferred stock to common stock – Series D	$—	$3,981

Conversion of preferred stock to common stock – Series I	$509	$3,067
Conversion of preferred stock to common stock – Series J	$—	$5,227

Conversion of preferred stock to common stock – Series L	$6,944	$—
Fair value of repricing warrants issued in previous financing	$—	$19,413
Common stock issued upon vesting of RSUs	$8,201	$—

  See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

MABVAX THERAPEUTICS HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

1.            Nature of Business and Basis of Presentation.

We are a Delaware corporation, originally incorporated in 1988 under the name “Terrapin Diagnostics, Inc.” in the State of Delaware. In 1998, we changed our corporate name to “Telik, Inc.” and changed our name again to “MabVax Therapeutics Holdings, Inc.” in 2014. Unless the context requires otherwise, references to “we,” “our,” “us,” “MabVax” or the “Company” in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (this “Quarterly Report”) mean MabVax Therapeutics Holdings, Inc. on a condensed consolidated financial statement basis with our wholly-owned subsidiary, MabVax Therapeutics, Inc.

Nature of Business – About Us

MabVax Therapeutics Holdings, Inc. is a clinical-stage biotechnology company with a fully human antibody discovery platform focused on the rapid translation into clinical development of products to address unmet medical needs in the treatment of cancer and pancreatitis. We discovered a pipeline of human monoclonal antibody product candidates based on the protective immune responses generated by patients who have been vaccinated against targeted cancers. Our therapeutic vaccine product candidates under development were discovered at Memorial Sloan Kettering Cancer Center (“MSK”) and are exclusively licensed to us as well as exclusive rights to blood samples from patients who were vaccinated with the same licensed vaccines. We operate in only one business segment.

Our lead development product, MVT-5873, is a fully human IgG1 monoclonal antibody (mAb) that targets sialyl Lewis A (sLea), an epitope on CA19-9.  MVT-5873 is currently in Phase 1 clinical trials as a therapeutic agent for patients with pancreatic cancer and other CA19-9 positive tumors. CA19-9 is expressed in over 90% of pancreatic cancers and in other diseases including pancreatitis. CA19-9 plays an important role in tumor adhesion and metastasis and is a marker of an aggressive cancer phenotype. CA19-9 also has an important role in the biological pathways that can result in pancreatitis. CA19-9 serum levels are considered a valuable adjunct in the diagnosis, prognosis and treatment monitoring of pancreatic cancer and now pancreatitis. With our collaborators including MSK, Sarah Cannon Research Institute, Honor Health and Imaging Endpoints, we have treated more than 56 patients with either our therapeutic antibody designated as MVT-5873 or our PET imaging diagnostic product designated as MVT-2163 in Phase 1 clinical studies, and demonstrated early safety, specificity for the target and a potential efficacy signal. The Company also has a radioimmunotherapy product, designated as MVT-1075, that is also in Phase 1 clinical development.  For additional information, please visit the Company's website, www.mabvax.com. Information on the Company’s website is not incorporated herein.

Studies conducted by Cold Spring Harbor Laboratories have demonstrated that antibodies capable of binding to CA19-9 and blocking the downstream biological pathways of pancreatitis have a positive effect on ameliorating the disease. Combining the preclinical science supporting the use of the CA19-9 blocking antibodies in the treatment of pancreatitis with the clinically validated data and supplies of MVT-5873 already available gives MabVax the opportunity, assuming adequate funding, to move quickly into the clinic in a mid-stage proof of concept clinical trial in the near-term.

The Company completed a preclinical asset sale and license agreement with Boehringer Ingelheim International GmbH (“Boehringer Ingelheim”) in July 2018, and a license agreement for a cancer vaccine to Y-mAbs Therapeutics, Inc. in June 2018.  The Company received nearly $5 million in upfront payments from these two transactions to begin the third quarter, with an additional $7.6 million in downstream milestones the Company may receive based either on reaching an anniversary date of entering the agreement, provided the agreement is not canceled before a milestone has been earned or due, or upon reaching a milestone.

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

Use of Estimates

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

Fair Value Measurements

The Company had no assets or liabilities that were measured using quoted prices for similar assets and liabilities or significant unobservable inputs (Level 2 and Level 3 assets and liabilities, respectively) as of September 30, 2018 and December 31, 2017. The carrying value of cash held in money market funds of $864,110 and $1,196 as of September 30, 2018 and December 31, 2017, respectively, is included in cash and cash equivalents and approximates market values based on quoted market prices (Level 1 inputs).

Concentration of Credit Risk

Credit risk represents the risk that the Company would incur a loss if counterparties failed to perform pursuant to the terms of their agreements. Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents. Cash and cash equivalents consist of money market funds with major financial institutions in the United States. These funds may be redeemed upon demand and, therefore, bear minimal risk. The Company does not anticipate any losses on such balances.

Consideration of Impairment of Goodwill

The Company maintains a goodwill balance of $6,826,003 on its balance sheet as of September 30, 3018 and December 31, 2017, and tests for impairment at least annually and whenever there has been a material change in the Company by applying GAAP principles related to ASC 350 Intangibles – Goodwill and Other (ASC 350). Based on a qualitative analysis of the Company’s products in the pipeline as of September 30, 2018, the $4.0 million in revenue earned during the quarter, and a potential new indication for the Company’s lead antibody program, MVT-5873, for the treatment of pancreatitis, the Company concluded there was no goodwill impairment as of September 30, 2018. The goodwill was established in connection with the merger of MabVax Therapeutics, Inc. a Delaware corporation, with a subsidiary of the Company on July 8, 2014, pursuant to an Agreement and Plan of Merger, dated May 12, 2014, by and among the Company, a subsidiary of the Company and MabVax Therapeutics, Inc. as amended June 30, 2014 and July 7, 2014 (the “Merger”), whereby MabVax Therapeutics, Inc. is the surviving company in the Merger, as a wholly-owned subsidiary of the Company.

Revenue Recognition

Effective January 1, 2018, the Company adopted Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers (Topic 606), using the full retrospective transition method. Under this method, the Company would have been required to revise its financial statements, if applicable, for the years ended December 31, 2016 and 2017, and applicable interim periods within those years, as if Topic 606 had been effective for those periods. However, Topic 606 did not have any impact on the Company’s revenue recognition upon adoption. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration which the entity expects to receive in exchange for those goods and services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with the customer(s); (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods and services it transfers to the customer. At contract inception, the Company assesses the goods or services promised within each contract that falls under the scope of Topic 606, determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

License and Other Revenues

The Company enters into licensing agreements which are within the scope of Topic 606, under which it licenses certain of its product candidates’ rights to third parties. The terms of these arrangements typically include payment of one or more of the following: non-refundable, up-front license fees; development, regulatory and commercial milestone payments; and royalties on Gross Profit of the licensed product, which will be classified as royalty revenues, if and when earned.

In determining the appropriate amount of revenue to be recognized as it fulfills its obligation under each of its agreements, the Company performs the five steps described above. As part of the accounting for these arrangements, the Company must develop assumptions that require judgment to determine the stand-alone selling price, which may include forecasted revenues, development timelines, reimbursement of personnel costs, discount rates and probabilities of technical and regulatory success.

Licensing of Intellectual Property – If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenue from non-refundable, up-front fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other performance obligations, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. The Company evaluates the measure of progress each reporting period, and, if necessary, adjusts the measure of performance and related revenue recognition.

Milestone Payments – At the inception of each arrangement that includes development milestone payments, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal will not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of such development milestones and any related constraint and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect license, collaboration and other revenues and earnings in their period of adjustment. To date, the Company has not recognized any milestone payments, because the milestones are not within the control of the Company and the technology is at an early stage of development, or the licensee has the ability to terminate the agreement before the milestone payment is due.

Royalties – For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and for which the license is deemed to be the predominant item to which royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, the Company has not recognized any royalty revenue from its license agreements.

Accrued Liabilities

The Company is required to estimate accrued liabilities as part of the process of preparing its financial statements. The estimation of accrued liabilities involves identifying services that have been performed on the Company’s behalf, and then estimating the level of service performed and the associated cost incurred for such services as of each balance sheet date. Accrued liabilities include professional service fees, such as for lawyers and accountants, contract service fees, such as those under contracts with clinical monitors, data management organizations and investigators in conjunction with clinical trials, and fees to contract manufacturers in conjunction with the production of clinical materials. Pursuant to the Company’s assessment of the services that have been performed, the Company recognizes these expenses as the services are provided. Such assessments include: (i) an evaluation by the project manager of the work that has been completed during the period; (ii) measurement of progress prepared internally and/or provided by the third-party service provider; (iii) analyses of data that justify the progress; and (iv) the Company’s judgment.

Research and Development Costs

Except for payments made in advance of services, research and development costs are expensed as incurred. For payments made in advance, the Company recognizes research and development expense as the services are rendered. Research and development costs primarily consist of salaries and related expenses for personnel, laboratory supplies and raw materials, and sponsored research, Other research and development expenses include fees paid to consultants and outside service providers including clinical research organizations and clinical manufacturing organizations.

Recently Issued Accounting Standards

Adopted Accounting Standards

In May 2014, the FASB issued Topic 606 which amends the guidance for accounting for revenue from contracts with customers. This ASU supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and creates a new Topic 606, Revenue from Contracts with Customers. The Company did not have any revenue generating contracts in 2017, therefore, the adoption of this standard had no effect on the financial statement line items that could have been affected by the transition. For further discussion on the adoption of this standard, see “Revenue Recognition” above and Note 10, “Contracts and Agreements.”

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business. The guidance changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The new guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. The Company adopted this ASU as of January 1, 2018. The adoption of this ASU had no impact on the Company’s financial statements for the three and nine months ended September 30, 2018.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718), Scope of Modification Accounting, which clarifies when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the fair value, vesting conditions or classification of the award is not the same immediately before and after a change to the terms and conditions of the award.  The Company adopted this ASU on a prospective basis as of January 1, 2018. The adoption of this ASU had no impact on the Company’s financial statements for the three and nine months ended September 30, 2018.

In August 2016, the FASB issued ASU No. 2016-15 (“ASU 2016-15”), “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” The standard provides guidance on eight (8) cash flow issues: (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon bonds; (3) contingent consideration payments after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies; (6) distributions received from equity method investees; (7) beneficial interests in securitization transactions; and (8) separately identifiable cash flows and application of the predominance principle. ASU 2016-15 addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The Company adopted this ASU effective January 1, 2018. The adoption of this new standard did not have a material impact on our condensed consolidated financial statements.

Accounting Standards Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes existing guidance on accounting for leases in Leases (Topic 840) and generally requires all leases, including operating leases, to be recognized in the statement of financial position as right-of-use assets and lease liabilities by lessees. The provisions of ASU 2016-02 are to be applied using a modified retrospective approach and are effective for reporting periods beginning after December 15, 2018; early adoption is permitted. The Company plans to elect the transition option provided under ASU 2018-11, which will not require adjustments to comparative periods nor require modified disclosures in those comparative periods. Upon adoption, the Company expects to elect the transition package of practical expedients permitted within the new standard, which among other things, allows the carryforward of the historical lease classification. Based on its anticipated election of practical expedients, the Company anticipates the recognition of right of use assets and related lease liabilities on its balance sheets related to its leases.  The Company intends on engaging a professional services firm to assist in the implementation of ASC 842, and to analyze the impact of adopting ASC 842 on the Company’s statements of income and balance sheets.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-based Payment Accounting, to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The provisions of ASU 2018-07 are effective for reporting periods beginning after December 15, 2018, including interim periods within that fiscal year; early adoption is permitted, but no earlier than a company’s adoption date of Topic 606. Upon transition, the Company will be required to measure these nonemployee awards at fair value as of the adoption date.  The Company had not early adopted this ASU as of September 30, 2018, but plans on adopting this ASU for its reporting period beginning January 1, 2019. The Company is currently evaluating the effect that this ASU will have on its financial statements.

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

With the exception of the new standards discussed above, there have been no new accounting pronouncements that have significance, or potential significance, to the Company’s financial statements.

2.            Liquidity and Going Concern.

The accompanying condensed consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $5,908,068, net cash used in operating activities of $2,620,437, net cash used in investing activities of $0, and net cash provided by financing activities of $2,686,478 for the nine months ended September 30, 2018. As of September 30, 2018, the Company had $951,751 in cash and cash equivalents, a working capital deficit of $6,334,244, an accumulated deficit of $118,349,884, and stockholders’ equity of $42,558.  The Company also has significant debt payments due within the next twelve months.

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

Plans for Continuing to Fund the Company’s Losses from Operations

We plan to continue to fund the Company’s losses from operations and capital funding needs through equity financings in the form of common stock and preferred stock, licensing agreements, asset sales, strategic collaborations, government grants, issuance of common stock in lieu of cash for services, debt financings or other arrangements. Further, to extend availability of existing cash available for our programs for achieving milestones or a strategic transaction, in mid-2017 we began reducing personnel from twenty-five (25) full time employees to six (6) as of November 13, 2018, and reduced other operating expenses following the completion of two (2) Phase 1a clinical trials of our lead antibody product candidate, HuMab 5B1, which has enabled us to reduce our expenditures on clinical trials. We plan to continue funding Phase 1 clinical trials of our product candidate MVT-5873 in cancer patients, MVT-2163 as a diagnostic agent in pancreatic cancer patients, and MVT-1075 as a radioimmunotherapy agent for the treatment of various cancers, preclinical testing of follow-on antibody candidates, investor and public relations, SEC compliance efforts, and the general and administrative expenses associated with each of these activities, and prepare for a mid-stage proof-of-concept clinical trial of MVT-5873 as a treatment for pancreatitis. We will also support research efforts and continued Phase 1 clinical development by MSK of our Positron-emission tomography (“PET”) imaging agent MVT-2163 under an R01 Research Grant provided by the National Institutes of Health (“NIH”) to MSK in April 2018, with the bulk of the costs of the research and clinical development being borne by the NIH. Although we achieved two strategic transactions in late June 2018 and early July 2018, there can be no assurance that we will be able to achieve additional license and or sales agreements and earn revenues large enough to offset our operating expenses in the future, as discussed further in Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Quarterly Report. We cannot be sure that asset sales or licensing agreements can be signed in a timely manner, if any, or that capital funding will be available on reasonable terms, or at all. If we are unable to secure significant asset sales or licensing agreements and adequate additional funding, we may be forced to make additional reductions in spending, incur further cutbacks in personnel, extend payment terms with suppliers, liquidate assets where possible, suspend or curtail planned programs and/or cease our operations entirely. In addition, if the Company does not meet its payment obligations to third parties as they come due, it may be subject to litigation claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

We anticipate the Company will continue to incur net losses into the foreseeable future as we: (i) continue our clinical trial of MVT-5873 in cancer patients, (ii) continue our clinical trial for the development of MVT-1075 as a radioimmunotherapy, (iii) prepare for a mid-stage proof-of-concept clinical trial of MVT-5873 as a treatment for pancreatitis, to be initiated in early 2019, and (iv) continue operations as a public company. Based on receipt of $2.7 million net of transaction costs in February 2018, an additional $830,000 from a financing in May 2018, and receipt of $700,000 from an upfront payment under a sublicense agreement with Y-mAbs Therapeutics, Inc. (“Y-mAbs”) during the first nine months of 2018; and receipt of $4.0 million in gross proceeds from an asset purchase and license agreement with Boehringer Ingelheim International GmbH (“Boehringer Ingelheim”) in July 2018, and without any other additional funding or receipt of payments from potential asset sales or licensing agreements, we expect we will have sufficient funds to meet our obligations until December 2018. These conditions give rise to substantial doubt as to the Company’s ability to continue as a going concern. Any of these actions could materially harm the Company’s business, results of operations, and prospects. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Series D Preferred Stock

As of September 30, 2018 and December 31, 2017, there were 44,104 shares of Series D Convertible Preferred Stock (“Series D Preferred Stock”) issued and outstanding, and convertible into an aggregate of 198,667 shares of common stock. As of September 30, 2018, each one share of Series D Preferred Stock is convertible into 4.5045 shares of Common Stock.

Series E Preferred Stock

As of September 30, 2018 and December 31, 2017, there were 33,333 shares of Series E Convertible Preferred Stock (“Series E Preferred Stock”) issued and outstanding, and convertible into 173,249 shares of common stock.

The shares of Series E Preferred Stock are convertible into shares of common stock based on a conversion calculation equal to the stated value of such preferred share ($75 per share), plus all accrued and unpaid dividends, if any, on such share of Series E Preferred Stock, as of such date of determination, divided by the conversion price $14.43 per share.

Series I Preferred Stock

As of September 30, 2018 and December 31, 2017, there were 645,640 and 798,460 shares of our Series I Preferred Stock issued and outstanding, and convertible into 215,214 and 266,154 shares of our common stock, respectively. During the nine months ended September 30, 2018, 152,820 shares of Series I Preferred Stock were converted by Grander Holdings, Inc. 401K into 50,940 shares of common stock.

The Series I Preferred Stock has a stated value of $0.01 per share. Each one share of Series I Preferred Stock is convertible into one-third share of common stock.

Series J Preferred Stock

As of September 30, 2018 and December 31, 2017, there were 772.73 shares of our Series J Convertible Preferred Stock (“Series J Preferred Stock”) issued and outstanding and convertible into 386,365 shares of our common stock.

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

Series K Preferred Stock

As of September 30, 2018 and December 31, 2017, there were 63,150 shares of our Series K convertible preferred stock (“Series K Preferred Stock”) issued and outstanding, and convertible into 2,105,000 of our common stock.

The shares of Series K Preferred Stock are convertible into shares of common stock based on a conversion calculation equal to the stated value of the Series K Preferred Stock ($0.01) divided by the conversion price ($0.0003).

Series L Preferred Stock

As of September 30, 2018, and December 31, 2017, there were 45,500 and 58,000 shares of our Series L Preferred Stock issued and outstanding, and convertible into 2,527,778 and 3,222,223 shares of our common stock, respectively. During the nine months ended September 30, 2018, 12,500 shares of Series L Preferred Stock were converted into 694,445 shares of common stock by GRQ Consultants, Inc. Roth 401K FBO Renee Honig Trustee, and HS Contrarian Investments, LLC.

The shares of Series L Preferred Stock are convertible into shares of common stock based on a conversion calculation equal to the stated value of the Series L Preferred Stock ($100), plus all accrued and unpaid dividends, if any, on such Series L Preferred Stock, as of such date of determination, divided by the conversion price ($1.80).

Series M Preferred Stock

As of September 30, 2018 and December 31, 2017, there were 5,000 and no shares of our Series M Preferred Stock issued and outstanding, and convertible into 666,667 and no shares of our common stock, respectively.

The shares of Series M Preferred Stock are convertible into shares of common stock based on a conversion calculation equal to the stated value of the Series M Preferred Stock ($300), plus all accrued and unpaid dividends, if any, on such Series M Preferred Stock, as of such date of determination, divided by the conversion price ($2.25).

Series N Preferred Stock

As of September 30, 2018, and December 31, 2017, there were 5,363.64 and no shares of our Series N Preferred Stock issued and outstanding, and convertible into 536,364 and no shares of our common stock, respectively.

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

Series O Preferred Stock

As of September 30, 2018, and December 31, 2017, there were 10,605.56 and no shares of our Series O Preferred Stock issued and outstanding, and convertible into 1,060,556 and no shares of our common stock, respectively.

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

Warrants Issued in Connection with October 2015 Public Offering

As of September 30, 2018, and December 31, 2017, warrants to purchase 56,306 shares of common stock previously issued in connection with our public offering closing on October 5, 2015 (the “October 2015 Warrants”) were outstanding. The October 2015 Warrants, which had an exercise price of $29.31 per share, expired on September 30, 2018.

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

For the three and nine months ended September 30, 2018, the Company recorded interest expense related to the Loan Agreement of $94,755 and $308,271, respectively. For the three and nine months ended September 30, 2017, the Company recorded $138,642 and $445,934 in interest expense related to the term loan, respectively. The annual effective interest rate on the note payable, including the amortization of the debt discounts and accretion of the final payment, but excluding the warrant amortization, was approximately 11.82% and 12.30% as of September 30, 2018 and 2017, respectively.

The future principal payments under notes payable for the Loan Agreement and financed insurance as of September 30, 2018 are as follows:

Years ending December 31:
2018 (remaining)	$36,348
2019	2,380,952
2020	396,826
Notes payable, balance as of September 30, 2018	2,814,126
Unamortized discount on notes payable	(179,025)
Notes payable, net, balance as of September 30, 2018	2,635,101
Current portion of notes payable, net	(1,822,062)
Non-current portion of notes payable, net	$813,039

Notice of Events of Default under Loan and Security Agreement

The Company believes it was in compliance with all applicable covenants set forth in the Loan Agreement as of September 30, 2018. However, on August 14, 2018, the Company received a letter from Oxford Finance (the “Notice”) asserting certain events of default under the Loan Agreement had occurred as a result of certain events the Company reported as having occurred, including, without limitation, (i) the resignation of the Company’s external auditor, CohnReznick LLP (“CohnReznick”), effective August 3, 2018, and its withdrawal of its audit reports for the years 2014 through 2017, (ii) the resignation of four (4) members of the Board of Directors, effective as of July 31, 2018, and (iii) the delisting of the Company’s common stock from The Nasdaq Stock Market LLC on July 11, 2018 (collectively, the “Alleged Default Events”). The Company informed Oxford Finance that it disputes the Alleged Default Events, individually or collectively, constitute a “Material Adverse Change” or other event of default under the Loan Agreement. In addition, the Company already engaged a new auditor, Haskell & White LLP, effective August 22, 2018, and on September 20, 2018, the Court ratified the Delaware Petition. Also, on October 16, 2018, the Company applied for listing on the OTCQB Venture Marketplace (the “OTCQB Marketplace”) and believes it now meets the requisite eligibility requirements; however, there can be no assurance of being listed while the SEC Action is underway. As of November 13, 2018, Company management has been meeting at least weekly since September 30, 2018, to keep Oxford Finance informed on potential fund-raising activities.

7.            Related Party Transactions

On April 1, 2016, the Company entered into a two-year consulting agreement with Jeffrey Ravetch, M.D., Ph.D., a member of the Board of Directors at that time, for work beginning January 1, 2016 through December 31, 2017, at a rate of $100,000 a year, in support of scientific and technical advice on the discovery and development of technology and products for the Company primarily related to monoclonal antibodies, corporate development, and corporate partnering efforts. In April 2016, the Company paid Dr. Ravetch $100,000 for services to be performed in 2016, and made quarterly payments thereafter beginning January 1, 2017. On February 16, 2018, the Company extended Dr. Ravetch’s consulting agreement until February 16, 2019, with services to be provided, as may be needed by the Company. During the three and nine months ended September 30, 2018, Dr. Ravetch provided no consulting services related to this agreement and no payments were made. During the three and nine months ended September 30, 2017, the Company recorded $25,000 and $50,000, respectively, in consulting expenses as part of general and administration expenses related to this agreement.

On November 3, 2016, the Company granted 5,833 stock options to Jeffrey Ravetch, M.D., Ph.D., for his ongoing consulting services to the Company. The option award vests over a three-year period. During the three and nine months ended September 30, 2018, the Company recognized $0 and $6,584, respectively, of stock-based compensation expense, as part of general and administration expenses, related to this option grant. During the three and nine months ended September 30, 2017, the Company recognized $3,826 and $7,652, respectively, of stock-based compensation expense, as part of general and administration expenses, related to this option grant.

On May 19, 2017, the Company granted each director, other than J. David Hansen, Jeffrey Ravetch (a member of the Board of Directors at the time) and Philip Livingston, 16,667 options at a market price of $5.40, with immediate vesting for their continuing service to the Company, in exchange for giving up their director fees for the remainder of the year. J. David Hansen and Jeffrey Ravetch were each granted 166,667 options and Philip Livingston was granted 16,667 options each at an exercise price of $6.00 per share with immediate vesting and no performance obligations. Options granted to J. David Hansen and Philip Livingston were granted as a condition of the May 2017 financing transaction. The 166,667 options granted to Dr. Ravetch in addition to the 16,667 options granted to other non-employee members of the Company’s Board of Directors were in recognition of the additional value provided by Dr. Ravetch as a scientific expert. Because of the immediate vesting and all of the expenses recorded in 2017, no expenses are being recorded for these grants in 2018. During the three and nine months ended September 30, 2017, the Company recorded $0 and $1,480,089, respectively, in stock-based compensation expenses in general and administration expenses, related to these grants.

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

We use the Black-Scholes model to estimate the fair value of stock options granted. The expected term of stock options granted represents the period of time that we expect them to be outstanding. For the three and nine months ended September 30, 2018 and 2017, the following valuation assumptions were used:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Risk-free interest rate	-	-	2.4%	1.5 to 2.0%
Dividend yield	-	-	0%	0%
Expected volatility	-	-	87%	73 to 85%
Expected life of options, in years	-	-	5.5 yrs.	1.4 to 6.0 yrs.
Weighted-average grant date fair value	-	-	$1.42	$1.53

 Total estimated stock-based compensation expense, related to all the Company’s stock-based payment awards recognized under ASC 718, “Compensation—Stock Compensation” was comprised of the following:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
Research and development	$96,157	$292,523	$340,979	$989,884
General and administrative	172,458	721,213	966,183	3,526,488
Total stock-based compensation expense	$268,615	$1,013,736	$1,307,162	$4,516,372

Stock-based Award Activity

The following table summarizes the Company’s stock option activity during the nine months ended September 30, 2018:

	Options Outstanding	Weighted-Average Exercise Price
Outstanding at December 31, 2017	953,937	$13.97
Granted	1,186,000	1.99
Exercised	—	—
Forfeited/cancelled/expired	(319,348)	6.71
Outstanding and expected to vest at September 30, 2018	1,820,589	$7.44
Vested and exercisable at September 30, 2018	1,060,093	$10.24

The total unrecognized compensation cost related to unvested stock option grants as of September 30, 2018, was $1,549,114 and the weighted average period over which these grants are expected to vest is 1.3 years. The weighted average remaining contractual life of stock options outstanding at September 30, 2018 and 2017 is 9.2 and 9.1 years, respectively.

During the first nine months of 2018, the Company granted 1,186,000 options to officers and employees with a weighted average exercise price of $1.99 and vesting over a three-year period with a vesting starting at the one-year anniversary date of the grant date. During the first nine months of 2017, the Company granted 682,230 options to officers and employees with a weighted average exercise price of $7.11 and vesting over a three-year period with vesting starting at the one-year anniversary of the grant date.

Stock options granted to employees generally vest over a three-year period with one third of the grants vesting at each one-year anniversary of the grant date.

Because the Company had a net operating loss carryforward as of September 30, 2018, no tax benefits for the tax deductions related to stock-based compensation expense were recognized in the Company’s condensed consolidated statements of operations. Additionally, no stock options were exercised in the three and nine months ended September 30, 2018 and 2017.

A summary of activity related to restricted stock grants under the Fifth Amended and Restated MabVax Therapeutics Holdings, Inc. 2014 Employee, Director and Consultant Equity Incentive Plan for the nine months ended September 30, 2018 is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2017	832,226	$3.88
Granted	—	—
Vested	(832,226)	50.26
Forfeited	—	—
Non-vested at September 30, 2018	—	$—

As of September 30, 2018, there were no non-vested RSUs remaining outstanding.

Management Bonus Plan

On February 21, 2018, the compensation committee of the Board of Directors reviewed 2017 results and concluded that the year’s performance, relative to the objectives set at the beginning of the year, did not merit any bonus payment. The compensation committee also determined that management base salaries would currently remain unchanged from 2017 levels.

Common stock reserved for future issuance

Common stock reserved for future issuance consists of the following at September 30, 2018:

Common stock reserved for conversion of preferred stock	7,869,862
Warrants to purchase common stock	1,221,935
Common stock options outstanding	1,820,589
Authorized for future grant or issuance under the Stock Plan	646,059
Total	11,558,445

9.            Net Income (Loss) per Share

The Company calculates basic and diluted net income (loss) per share using the weighted-average number of shares of common stock outstanding during the period.

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

Basic and diluted net loss per share is computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss) allocable to common stockholders	$340,681	$(6,200,161)	$(7,296,247)	$(22,784,296)
Basic net income (loss) per common share	$0.04	$(1.62)	$(0.81)	$(8.04)
Diluted net income (loss) per share	$0.02	$(1.62)	$(0.81)	$(8.04)
Weighted average common shares outstanding	9,253,880	3,830,280	8,983,980	2,834,692
Diluted weighted average shares outstanding	17,123,742	3,830,280	8,983,980	2,834,692

Diluted weighted average shares outstanding for the three months ended September 30, 2018, includes only the common stock reserved for conversion of preferred stock, as the exercise price for the warrants to purchase common stock and the exercise price for common stock options outstanding are substantially above the weighted average price per share during the period. The table below presents the potentially dilutive securities that would have been included in the calculation of diluted net loss per share for the three months ended September 30, 2017, and for the Nine Months ended September 30, 2018 and 2017, respectively, if they were not antidilutive for those periods presented.

	Nine Months Ended September 30,
	2018	2017
Common stock reserved for conversion of preferred stock	7,869,862	3,877,796
Warrants to purchase common stock	1,221,935	691,139
Common stock options outstanding	1,820,589	938,413
Unvested restricted stock	—	317,902
Total	10,912,386	5,825,250

10.            Contracts and Agreements

Asset Purchase and License Agreement with Boehringer Ingelheim

On July 4, 2018, the Company entered into an Asset Purchase Agreement and License Agreement with Boehringer Ingelheim International GmbH (hereafter, “BII” and the “Asset Purchase Agreement”) centered on MabVax's program targeting a glycan commonly overexpressed on multiple solid tumor cancers. BII has acquired all rights in and to the program. MabVax received a non-refundable $4 million payment upon signing the agreement and expects to receive an additional $7 million in connection with BII reaching certain near-term milestones and downstream regulatory milestones plus further earn-out payments.

The Company recognized the initial $4 million non-refundable upfront payment as revenue, as BII obtained the exclusive rights to use the intellectual property and there were no continuing obligations other than to deliver materials and documents of an administrative nature that were completed within 15 days of entering into the agreement. As of September 30, 2018, the Company had not recognized as revenue any of the future milestones given the high risk and uncertainty of continuing development by BII given such risks.

In connection with the Asset Purchase Agreement, the Company incurred cost of sales totaling $785,000, including 10% of the $4 million payment or $400,000 to MSK to obtain MSK’s consent to enter into the Asset Purchase Agreement, and $385,000 in a fixed fee to investment banker Greenhill & Co. MabVax agreed to share with MSK 20% or $1.4 million of the $7.0 million in near-term milestones if achieved by BII.

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

Cold Spring Harbor Laboratory License Agreement

On September 8, 2018, the Company entered into an agreement with Cold Spring Harbor Laboratory (“CSHL”), a nonprofit New York State education corporation, whereby the Company licensed the exclusive worldwide rights to certain discoveries and technology including exclusive interest in certain patent applications filed by the Company on behalf of CSHL for use of MVT-5873 as a treatment for pancreatitis. The Company paid $20,000 as an upfront license fee and will pay to CSHL a nonrefundable annual license maintenance fee of the same amount beginning on January 1, 2020 and continuing each year thereafter during the term of the agreement and will increase to $50,000 a year upon issuance of the first patent in connection with the technology. The annual license fee will be reduced for any patent prosecution and maintenance costs and will be fully creditable against any royalties or milestone payments earned during the year. Future milestone payments are in the aggregate less than $2.5 million, with royalties that range from 0.25% if no valid claim to patents, to 2.5% if there is a valid claim of the patent in the territory of sales.

Sublicense Grant to Y-mAbs Therapeutics, Inc.

On June 27, 2018, we granted an exclusive sublicense to Y-mAbs, a privately held clinical stage biopharmaceutical company, for a bi-valent ganglioside-based vaccine intended to treat neuroblastoma, a rare pediatric cancer (the “Y-mAbs Sublicense”). Total value of the transaction to MabVax is $1.3 million plus a share of a Priority Review Voucher (as defined in the sublicense agreement) if granted by the FDA to Y-mAbs on approval of the vaccine and the Priority Review Voucher is subsequently sold. Additionally, Y-mAbs will be responsible for all further development of the product as well as any downstream payment obligations related to this specific vaccine to MSK that were specified in the original MabVax-MSK license agreement dated April 30, 2008. If Y-mAbs successfully develops and receives FDA approval for the neuroblastoma vaccine, it is obligated to file with the FDA for a Priority Review Voucher. If the voucher is granted to Y-mAbs and subsequently sold, then MabVax will receive a percentage of the proceeds from the sale of the voucher by Y-mAbs. Upon entering the Y-mAbs Sublicense, the Company received a non-refundable upfront payment of $700,000 and will receive an additional $600,000 upon the one-year anniversary of entering into the agreement, provided Y-mAbs has not terminated the agreement prior to the one-year anniversary. The Sublicense Agreement contains termination provisions allowing for the termination of the agreement (i) upon material breach if the breaching party fails to cure the breach within 60 days of notice by the non-breaching party, (ii) by Y-mAbs at any time upon 90 days’ advance notice to MabVax, or (iii) the expiration or termination of the underlying license from MSK to MabVax, provided that MSK will assume the agreement if Y-mAbs is in material compliance with the agreement upon the termination of the MSK-MabVax license. There were no continuing obligations on the part of the Company in connection with the agreement other than one-time administrative matters that were completed within thirty (30) days of signing the agreement. Therefore, the Company recognized $700,000 as revenue upon signing the agreement and receiving the funds. Because Y-mAbs has the right to terminate the Y-mAbs Sublicense before the one-year anniversary and the uncertainty of continuing clinical development by Y-mAbs, the Company will not recognize additional revenue until it is likely the termination provisions are no longer applicable.

Letter Agreement with MSK

On June 27, 2018, we entered into a letter agreement with MSK (the “MSK Letter”) in connection with obtaining the consent from MSK for the Company to enter into the Y-mAbs Sublicense and allow Y-mAbs to “step into the shoes” of the obligations that the Company would have had to pay MSK if the Company had continued development of the neuroblastoma vaccine, including future payment obligations of the Company regarding future milestones. As part of the agreement, the Company and MSK agreed that MabVax would receive 100% of both the $700,000 upfront payment and $600,000 upon the one-year anniversary of the Y-mAbs Sublicense. All of the obligations to MSK in the MSK Letter were fully expensed as of June 30, 2018.

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

Additionally, we granted HS Contrarian consent rights: the right to approve future (i) issuances of our securities, (ii) equity or debt financings and (iii) sales of any development product assets currently held by us, subject to certain exceptions, if such securities are sold at a price below $7.50 per share and for as long as HS Contrarian in the offering holds 50% or more of the shares of Series G Preferred Stock purchased by HS Contrarian in the May 2017 Public Offering (the “Consent Rights”). All other prior consent rights of HS Contrarian were superseded by these consent rights. As of September 30, 2018, none of the shares of Series G Preferred Stock is outstanding. Thus, HS Contrarian no longer holds the Consent Rights.

For the period from the May 2017 Public Offering to December 31, 2017, the Company exceeded the minimum $500,000 in expenses related to outside investor relations services fulfilling the Company’s obligation for spending on investor relations. HS Contrarian elected not to hold the funds in escrow. Further, the Company issued the May 2017 Inducement Shares and adjusted the Board of Directors compensation per the May 2017 Letter Agreement. Also, two members of the Board of Directors resigned during 2017, achieving one of the conditions of HS Contrarian. The Company did not nominate a new member to the Board of Directors, nor did it hire a new C-level executive in light of limited amount of cash available to the Company.

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

In connection with HS Contrarian’s and the Company’s obligations under the August 2017 Letter Agreement, neither the $8,000,000 Financing nor the change in employment terms from three years to two years were completed as of November 13, 2018.

Memorial Sloan Kettering Cancer Center

Since 2008, the Company has engaged in various research agreements and collaborations with MSK including licensed rights to cancer vaccines and the blood samples from patients who have been vaccinated with MSK’s cancer vaccines. Total sponsored research contracts outstanding in 2016 amounting to approximately $800,000 in 2016 were 100% complete as of the year ended December 31, 2016. Such sponsored research agreements provide support for preclinical work on the Company’s product development programs. The work includes preparing radioimmunoconjugates of the Company’s antibodies and performing in vitro and in vivo pharmacology studies for our therapeutic antibody product candidate, imaging agent product candidate, and radioimmunotherapy product candidate programs. For the three months ended September 30, 2018, there were no expenses incurred related to these contracts.

Patheon Biologics LLC Agreement

On April 14, 2014, the Company entered into a development and manufacturing services agreement with Patheon Biologics LLC (f.k.a. Gallus Biopharmaceuticals) to provide a full range of manufacturing and bioprocessing services, including cell line development, process development, protein production, cell culture, protein purification, bio-analytical chemistry and QC testing. Total amount of the contract is estimated at approximately $3.0 million. For the three months ended September 30, 2018 and 2017, the Company recorded no expenses associated with the agreement, as no manufacturing was completed during either period.

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

Minimum future annual capital lease obligations are as follows as of September 30, 2018:

2018 (remaining)	$5,601
2019	22,402
2020	22,402
2021	7,468
Less interest	(7,426)
Principal	50,447
Less current portion	(18,943)
Noncurrent portion	$31,504

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

On September 2, 2015, the Company entered a lease (the “Lease”) with AGP Sorrento Business Complex, L.P., for certain premises of office and laboratory space in buildings located at 11535 Sorrento Valley Rd., San Diego, California, to serve as the Company’s corporate offices and laboratories (the “New Premises”). Because certain tenant improvements needed to be made to the New Premises before the Company could take occupancy, the term of the Lease did not commence until the New Premises were ready for occupancy, which was on February 4, 2016. The Lease terminates on February 28, 2022, unless earlier terminated in accordance with the Lease. Pursuant to the terms of the Lease, the monthly base rent is $35,631, subject to annual increases as set forth in the Lease.

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

The Company recognized rent expense on a straight-line basis over the term of the lease.

During the three and nine months ended September 30, 2018, the Company recorded rent expense of $115,238 and $345,714, respectively.

Minimum future annual operating lease obligations are as follows as of September 30, 2018:

2018 (remaining)	$151,204
2019	466,085
2020	480,068
2021	494,470
2022	41,306
Total	$1,633,133

Legal Proceedings

See Item 1 of Part II “Other Information” and Note 12 “Subsequent Events” for a discussion of legal proceedings.

12.            Subsequent Events

Legal Proceedings

 Jackson v. Hansen et al., Case No. 18-cv-2302-BEN-BGS. On October 4, 2018, a shareholder derivative complaint was filed in the United States District Court for the Southern District of California.  The complaint arises from similar allegations as In re MabVax Therapeutics Securities Litigation and Liesman v. Hansen et al., filed on September 26, 2018 (See Part II. Item 1. “Legal Proceedings”) but, in addition to a breach of fiduciary duty claim, also includes causes of action for unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets.  Plaintiff seeks, on behalf of the Company, damages, fees, costs, and equitable relief.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

About Us

MabVax Therapeutics Holdings, Inc. is a clinical-stage biotechnology company with a fully human antibody discovery platform focused on the rapid translation into clinical development of products to address unmet medical needs in the treatment of cancer and pancreatitis. We discovered a pipeline of human monoclonal antibody product candidates based on the protective immune responses generated by patients who have been vaccinated against targeted cancers. Our therapeutic vaccine product candidates under development were discovered at Memorial Sloan Kettering Cancer Center (“MSK”) and are exclusively licensed to us as well as exclusive rights to blood samples from patients who were vaccinated with the same licensed vaccines. We operate in only one business segment.

Our lead development product, MVT-5873, is a fully human IgG1 monoclonal antibody (mAb) that targets sialyl Lewis A (sLea), an epitope on CA19-9.  MVT-5873 is currently in Phase 1 clinical trials as a therapeutic agent for patients with pancreatic cancer and other CA19-9 positive tumors. CA19-9 is expressed in over 90% of pancreatic cancers and in other diseases including pancreatitis. CA19-9 plays an important role in tumor adhesion and metastasis and is a marker of an aggressive cancer phenotype. CA19-9 also has an important role in the biological pathways that can result in pancreatitis. CA19-9 serum levels are considered a valuable adjunct in the diagnosis, prognosis and treatment monitoring of pancreatic cancer and now pancreatitis. With our collaborators including MSK, Sarah Cannon Research Institute, Honor Health and Imaging Endpoints, we have treated more than 56 patients with either our therapeutic antibody designated as MVT-5873 or our PET imaging diagnostic product designated as MVT-2163 in Phase 1 clinical studies, and demonstrated early safety, specificity for the target and a potential efficacy signal. The Company also has a radioimmunotherapy product, designated as MVT-1075, that is also in Phase 1 clinical development.  For additional information, please visit the Company's website, www.mabvax.com. Information on the Company’s website is not incorporated into this Quarterly Report.

Studies conducted by Cold Spring Harbor Laboratories have demonstrated that antibodies capable of binding to CA19-9 and blocking the downstream biological pathways of pancreatitis have a positive effect on ameliorating the disease. Combining the preclinical science supporting the use of the CA19-9 blocking antibodies in the treatment of pancreatitis with the clinically validated data and supplies of MVT-5873 already available gives MabVax the opportunity, assuming adequate funding, to move quickly into the clinic in a mid-stage proof of concept clinical trial in the near-term.

The Company completed a preclinical asset sale and license agreement with Boehringer Ingelheim in July 2018, and a license agreement for a cancer vaccine to Y-mAbs Therapeutics, Inc. in June 2018.  The Company received nearly $5 million in upfront payments from these two transactions to begin the third quarter, with an additional $7.6 million in downstream milestones the Company may receive based either on reaching an anniversary date of entering the agreement, provided the agreement is not canceled prior to reaching the milestone or due date, or upon reaching a milestone.

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

During the nine months ended September 30, 2018, we recognized revenue of $700,000 from a license agreement with Y-mAbs and $4,000,000 from an asset sale to Boehringer Ingelheim, resulting in gross profit of $3,915,000. Our loss from operations during this nine-month period was $5,410,200 and our net loss was $5,908,068. Net cash used in operating activities for the nine months ended September 30, 2018 was $2,620,437, cash and cash equivalents and working capital deficit of as of September 30, 2018 were $951,751 and $6,334,244 respectively. As of September 30, 2018, we had an accumulated deficit of $118,349,884 and a stockholders’ equity of $42,558.

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

Nasdaq De-listing and Application for Listing on the OTCQB Marketplace

On October 16, 2018, the Company applied for listing on the OTCQB Marketplace since the Company believes it now meets the requisite eligibility requirements; however, there can be no assurance of being listed while the SEC Action is underway.

On July 2, 2018, the Listing Qualifications Department of the Nasdaq Stock Market (the “Staff”) notified the Company of its determination to delist our securities. In this notice, the Staff indicated their determination was based upon the Company’s non-compliance with the Rule as well as the Company’s non-compliance with the $2.5 million stockholders’ equity requirement for continued listing on The Nasdaq Capital Market per Nasdaq listing rule 5550(b)(1). The Company elected not to appeal the Staff’s decision and, as a result, on July 2, 2018, we received a letter from the Staff indicating trading of the Company’s common stock would be suspended on Nasdaq Capital Market at the open of business on Wednesday, July 11, 2018. On July 11, 2018, our common stock began trading on the OTC Pink, continuing under the symbol MBVX. On May 21, 2018, we notified the Staff that we would not be filing our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, by the required deadline as required for continued listing on the Nasdaq Capital Market per Nasdaq listing rule 5250(c)(1) (the “Rule”). Further, on June 29, 2018, the Company’s Board of Directors determined not to submit a plan to the Staff to regain compliance with the Rule, and we announced this decision in a press release on July 2, 2018. On September 26, 2018, the Nasdaq Stock Market announced that it will delist the common stock of MabVax by filing a Form 25 with the SEC to complete the delisting process. The delisting became effective ten days after the Form 25 was filed.

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

MVT-5873 – for the Treatment of Pancreatitis

Pancreatitis is a severe and common medical condition that can lead to death or a chronic condition with significant morbidity, systemic inflammatory response and multiple organ dysfunction syndromes. Pancreatitis is also associated with a 16.5-fold elevated risk for developing pancreatic cancer. Best available treatment for pancreatitis is primarily supportive care consisting of rehydration, pain relief, nutritional support followed by antibiotic therapy, and surgery for biliary pancreatitis and other more severe cases. Acute and chronic pancreatitis in the United States accounts for 361,000 hospital admissions each year and for direct health care costs of $3.1 billion annually (Forsmark et al, NEJM 375;20 and Yadav et al, Pancreapedia, July 28, 2016).

Investigators at CSHL have made significant new discoveries elucidating the biological pathways that cause both acute and chronic pancreatitis. Investigators found that expression of CA19-9 in the pancreas is sufficient to induce pancreatitis. Specifically, CA19-9 elevation resulted in rapid elevation of pancreatic enzymes in the blood, pancreatic infiltration of immune cells, acinar-to-ductal metaplasia and atrophy, as well as increased proliferation. Investigators then explored the utility of CA19-9 as a therapeutic target for both acute and chronic pancreatitis. This avenue of treatment strategy exhibits potential given that turning off or blocking CA19-9 expression results in the normalization of pancreatic enzyme levels within four days following an acute episode of pancreatitis.

MVT-5873 specifically targets CA19-9, and subsequent studies have demonstrated that antibodies capable of binding to CA19-9 and blocking the downstream biological pathways of pancreatitis have a positive effect on ameliorating the disease. Combining the preclinical science supporting the use of the CA19-9 blocking antibodies in the treatment of pancreatitis with the clinically validated data and supplies of MVT-5873 already available gives MabVax the opportunity, assuming adequate funding, to move quickly into the clinic in a mid-stage proof of concept clinical trial in the near-term.

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

Total value of the transaction to MabVax is $1.3 million, $700,000 of which was paid upon execution of the agreement and $600,000 of which is to be paid within five (5) days of the first anniversary of the execution date, provided the agreement as not been terminated prior to the anniversary, plus a share of a Priority Review Voucher if granted by the FDA to Y-mAbs on approval of the vaccine and the Priority Review Voucher is subsequently sold. Additionally, Y-mAbs will be responsible for all further development of the product candidate as well as any downstream payment obligations related to this specific vaccine to MSK that were specified in the original MabVax-MSK license agreement. If Y-mAbs successfully develops and receives FDA approval for the Neuroblastoma vaccine product candidate, it is obligated to file with the FDA for a Priority Review Voucher. If this voucher is granted to Y-mAbs and subsequently sold, then MabVax will receive a percentage of the proceeds from the sale of the voucher by Y-mAbs.

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

●
Use a portion of existing supplies of MVT-5873 to pursue a proof of concept clinical trial of MVT-5873 in the treatment of pancreatitis.

RESULTS OF OPERATIONS

We are providing the following information about our revenues, expenses, and cash and liquidity.

Comparison of the Three and Nine Months Ended September 30, 2018 and 2017

Revenues, Cost of Revenues and Net Sales:

	Three Months Ended September 30,		% Increase/	Nine Months Ended September 30,		% Increase/
	2018	2017	(Decrease)	2018	2017	(Decrease)
Revenues	$4,000,000	$-	100%	$4,700,000	$-	100%
Cost of revenues	785,000	-	100%	785,000	-	100%
Gross profit	$3,215,000	-	100%	$3,915,000	-	100%

For the three months ended September 30, 2018, we recognized $4,000,000 in revenues, as compared to no revenues for the same period in the prior year. The revenues in 2018 were due to the revenues recognized from the sale to Boehringer Ingelheim of all of our rights to certain assets owned or controlled by us that related to a specific human antibody research and development program to identify and characterize antibodies that bind to an undisclosed glycan antigen. The cost of revenues was $785,000 resulting in a gross profit of $3,215,000. The Company had no continuing obligations to provide any services under the contract, enabling the revenues to be recognized. Given the uncertainty of Boehringer Ingelheim achieving any of the future milestones, the Company did not recognize as revenue any of the future potential milestones as of September 30, 2018.

For the nine months ended September 30, 2018, we recognized $4,700,000 in revenues, as compared to no revenues for the same period in the prior year. The cost of revenues was $785,000 resulting in a gross profit of $3,915,000. The revenues in 2018 were due to the revenues recognized from the upfront payment by Y-mAbs for rights to develop the neuroblastoma vaccine and the sale to Boehringer Ingelheim of our rights to certain assets owned or controlled by us related to a specific human antibody research and development program to identify and characterize antibodies that bind to an undisclosed glycan antigen.

Research and development expenses:

	Three Months Ended September 30,		% Increase/	Nine Months Ended September 30,		% Increase/
	2018	2017	(Decrease)	2018	2017	(Decrease)
Research and development	$199,367	$1,017,061	(80.4)%	$2,915,709	$6,168,125	(52.7)%

For the three months ended September 30, 2018, we incurred research and development expenses of $199,367, as compared to $1,017,061 for the same period a year ago. Stock-based compensation expense included in research and development expenses for the three months ended September 30, 2018 and 2017 was $96,157 and $292,523, respectively. Decreased expenses in the three months ended September 30, 2018, compared to the same period in the prior year are primarily due to reduced spending on our Phase I clinical trials of MVT-5873 as a therapeutic and MVT-2163 as a diagnostic for pancreatic cancer and other CA 19.9 malignancies, and a reduction in staff that supported preclinical and clinical development efforts.

For the nine months ended September 30, 2018, we incurred research and development expenses of $2,915,709 as compared to $6,168,125 for the same period a year ago. Stock-based compensation expense included in research and development expenses for the nine months ended September 30, 2018 and 2017 was $340,979 and $989,884, respectively. Decreased expenses in the nine months ended September 30, 2018, compared to the same period in the prior year are primarily due to decreased spending on our Phase I clinical trials of MVT-5873 as a therapeutic and MVT-2163 as a diagnostic for pancreatic cancer and other CA 19.9 malignancies, and a reduction in staff that supported preclinical and clinical development efforts.

General and administrative expenses:

	Three Months Ended September 30,		% Increase/	Nine Months Ended September 30,		% Increase/
	2018	2017	(Decrease)	2018	2017	(Decrease)
General and administrative	$2, 520,950	$1,831,629	37.6%	$6,409,491	$7,513,621	(14.7)%

For the three months ended September 30, 2018, we incurred general and administrative expenses of $2,520,950 as compared to $1,831,629 for the same period a year ago. Stock-based compensation expense included in general and administrative expenses for the three months ended September 30, 2018 and 2017 was $172,458 and $721,213, respectively. Stock-based compensation expense for the three months ended September 30, 2018 and 2017 included $0 and $ 68,250 in restricted stock for services, respectively. The increase in general and administrative expenses was primarily due to higher legal costs of $1,553,041 and outside professional services of $208,098, partially offset by lower staff costs, as compared to the same period last year.

For the nine months ended September 30, 2018, we incurred general and administrative expenses of $6,409,491, as compared to $7,513,621 for the same period a year ago. Stock-based compensation expense included in general and administrative expenses for the nine months ended September 30, 2018 and 2017 was $966,183 and $3,526,488, respectively. Stock-based compensation expense for the nine months ended September 30, 2018 and 2017 included $0 and $ 131,800 in restricted stock for services, respectively. The decrease in general and administrative expenses was primarily due to lower compensation costs of $2,966,631 including a decrease of stock-based compensation expenses of $2,560,305, and lower consulting service costs of $48,420 offset by higher legal costs of $2,569,994 compared to the same period last year.

Interest income and other income (expense):

	Three Months Ended September 30,		% Increase/	Nine Months Ended September 30,		% Increase/
	2018	2017	(Decrease)	2018	2017	(Decrease)
Interest and other expense	$(154,002)	$(231,471)	(32.3)%	$(497,689)	$(743,137)	(33.0)%

Interest and other expense was $154,002 and $231,471 for the three months ended September 30, 2018 and 2017, respectively. The amount for the three months ended September 30, 2018, consisted primarily of $96,755 of interest expense related to interest on the Company’s term loan from Oxford Finance, LLC (“Oxford Finance”), $23,612 of financing cost amortization, and $31,468 of warrant amortization. The amount for the three months ended September 30, 2017, consisted primarily of $142,007 related to Oxford Finance, First Insurance financing, and the Company's capital lease, $39,654 of financing cost amortization, and $49,782 of warrant amortization.

The amount of interest for the nine months ended September 30, 2018, consisted primarily of $308,271 interest expense related to interest on the Company’s term loan from Oxford Finance, $82,636 of financing cost amortization, and $105,568 of warrant amortization. The amount of interest and other expense for the nine months ended September 30, 2017, consisted primarily of $449,300 interest expense related to the Company’s term loan from Oxford Finance, $130,416 of financing cost amortization, $163,727 of warrant amortization and other items of $306.

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

Our critical accounting policies include:

Revenue recognition

Effective January 1, 2018, the Company adopted Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers (Topic 606), using the full retrospective transition method. Under this method, the Company would have been required to revise its financial statements, if applicable, for the years ended December 31, 2016 and 2017, and applicable interim periods within those years, as if Topic 606 had been effective for those periods. However, Topic 606 did not have any impact on the Company’s revenue recognition upon adoption. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration which the entity expects to receive in exchange for those goods and services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with the customer(s); (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods and services it transfers to the customer. At contract inception, the Company assesses the goods or services promised within each contract that falls under the scope of Topic 606, determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

License and Other Revenues

The Company enters into licensing agreements which are within the scope of Topic 606, under which it licenses certain of its product candidates’ rights to third parties. The terms of these arrangements typically include payment of one or more of the following: non-refundable, up-front license fees; development, regulatory and commercial milestone payments; and royalties on Gross Profit of the licensed product, which will be classified as royalty revenues, if and when earned.

In determining the appropriate amount of revenue to be recognized as it fulfills its obligation under each of its agreements, the Company performs the five steps described above. As part of the accounting for these arrangements, the Company must develop assumptions that require judgment to determine the stand-alone selling price, which may include forecasted revenues, development timelines, reimbursement of personnel costs, discount rates and probabilities of technical and regulatory success.

Licensing of Intellectual Property – If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenue from non-refundable, up-front fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other performance obligations, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. The Company evaluates the measure of progress each reporting period, and, if necessary, adjusts the measure of performance and related revenue recognition.

Milestone Payments – At the inception of each arrangement that includes development milestone payments, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal will not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of such development milestones and any related constraint and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect license, collaboration and other revenues and earnings in their period of adjustment. To date, the Company has not recognized any milestone payments, because the milestones are not within the control of the Company and the technology is at an early stage of development, or the licensee has the ability to terminate the agreement before the milestone payment is due.

Royalties – For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and for which the license is deemed to be the predominant item to which royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, the Company has not recognized any royalty revenue from its license agreements.

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

Consideration of Impairment of Goodwill

The Company maintains a goodwill balance of $6,826,003 on its balance sheet as of September 30, 3018 and December 31, 2017, and tests for impairment at least annually and whenever there has been a material change in the Company by applying GAAP principles related to ASC 350 Intangibles – Goodwill and Other (ASC 350). Based on a qualitative analysis of the Company’s products in the pipeline as of September 30, 2018, the $4.0 million in revenue earned during the quarter, and a potential new indication for the Company’s lead antibody program, MVT-5873, for the treatment of pancreatitis, the Company concluded there was no goodwill impairment as of September 30, 2018. The goodwill was established in connection with the merger of MabVax Therapeutics, Inc. a Delaware corporation, with a subsidiary of the Company on July 8, 2014, pursuant to an Agreement and Plan of Merger, dated May 12, 2014, by and among the Company, a subsidiary of the Company and MabVax Therapeutics, Inc. as amended June 30, 2014 and July 7, 2014 (the “Merger”), whereby MabVax Therapeutics, Inc. is the surviving company in the Merger, as a wholly-owned subsidiary of the Company.

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

The realization of our deferred tax assets is dependent upon our ability to generate sufficient future taxable income. We establish a valuation allowance when it is more-likely-than-not that the future realization of all or some of the deferred tax assets will not be achieved. The evaluation of the need for a valuation allowance is performed on a jurisdiction-by-jurisdiction basis, and includes a review of all available evidence, both positive and negative. As of September 30, 2018, the Company concluded that it was more-likely-than-not that its deferred tax assets would not be realized, and a full valuation allowance has been recorded.

The above listing is not intended to be a comprehensive list of all our accounting policies. In many cases, the accounting treatment of a transaction is specifically dictated by GAAP. See our audited consolidated financial statements and notes thereto included in our 2017 Annual Report on Form 10-K, which contain additional accounting policies and other disclosures required by GAAP.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have funded our operations primarily through upfront payments from asset sales and license agreements, government grants, proceeds from the sale of common and preferred stock, the issuance of debt, the issuance of common stock in lieu of cash for services, payments from collaborators and interest income. We have experienced negative cash flow from operations each year since our inception. As of September 30, 2018, we had an accumulated deficit of $118,349,884. We expect to continue to incur increased expenses, resulting in losses, over the next several years due to, among other factors, our continuing and planned clinical trials and anticipated research and development activities, unless we can achieve additional licenses or asset sales of our product candidates that are under development, or revenues from research collaborations or services. There can be no assurance that we will be able to achieve additional license and sales revenue, or that such revenues would be large enough to offset our operating expenses. We had cash of $951,751 and a working capital deficit of $6,334,244 as of September 30, 2018. We also have approximately $2.4 million in debt maturing in 2019.

	Nine Months Ended September 30,
	2018	2017
Cash provided by (used in):
Operating activities	$(2,620,437)	$(8,702,932)
Investing activities	$—	$(21,072)
Financing activities	$2,686,478	$3,897,063

Net cash used in operating activities was $2,620,437 for the nine months ended September 30, 2018, compared to $8,702,932 for the same period a year ago. The net cash used in both periods was primarily attributable to the net losses, adjusted to exclude certain non-cash items, primarily stock-based compensation and amortization of finance costs related to the term loan. Net cash used in operating activities for the nine months ended September 30, 2018 was also impacted by a decrease of $437,094 in accrued clinical operations and site costs and an increase of $1,356,273 in accounts payable related primarily to unpaid professional fees.

The net cash used in investing activities for the nine months ended September 30, 2018 and 2017, amounted to $0 and $21,072, respectively.

Net cash provided by financing activities for the nine months ended September 30, 2018 was $2,686,478. Net cash provided by financing activities was $3,897,063 for the nine months ended September 30, 2017. Net cash provided by financing activities for the nine months ended September 30, 2018 was attributable to the fundraising from the February 2018 Private Placements and May 2018 Private Placements. Net cash provided by financing activities for the nine months ended September 30, 2017 was attributable to the net proceeds from the May 2017 Public Offering, a private offering that closed on May 3, 2017, in which the Company sold 850 shares of Series H Preferred Stock for an aggregate purchase price of $850,000 before offering costs of $29,429, and a private placement and underwritten offering in August 2017 and two registered direct offerings in September 2017.

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

Working Capital

Our working capital deficit was $6,334,244 at September 30, 2018, as compared to a working capital deficit of $4,598,748 at December 31, 2017. The decrease in working capital was primarily due to increased capital usage during the first nine months of 2018 primarily related to the Company’s clinical development programs and professional services.

Going Concern

We believe our cash and cash equivalents as of September 30, 2018, will be sufficient to fund our projected operating requirements into December 2018. In order to continue our current and future operations and continue our clinical product development programs beyond December 2018, we will depend substantially on our ability to obtain upfront and milestone payments from potential additional license and/or partnering agreements for use of our technologies in certain fields of use and on raising capital through other financing transactions in a timely manner, of which we can make no assurances that any such transaction will occur. As discussed in Item 1 of Part II of this Quarterly Report, we cannot conclude that any future registration statements that we may file with the SEC will be declared effective during the pendency of the SEC Action (as defined in Item 1 of Part II of this Quarterly Report). As a result, our ability to raise capital is and will likely remain severely impaired during the pendency of the SEC Action, and certain capital raising structures involving the registration of our securities with the SEC upon which we have heavily relied in the past to fund our operations may not be available to us for the immediate future. Further, we still owe a balance of approximately $2.8 million to Oxford Finance for which principal payments will begin to be made in January 2019 under the Second Amendment to the Loan and Security Agreement (see Note 6). We are uncertain about our ability to raise sufficient funds to continue our existing operations after December 2018 without additional licensing and/or collaborating transactions and without financing structures that do not involve the use of or reliance upon our ability to register securities with the SEC. We have been exploring potential additional licensing and/or partnering transactions and other arrangements through which the value of our Company could be enhanced. We may raise funds through such potential arrangements with collaborators or others that may require us to sell product candidates that we might otherwise seek to develop or commercialize independently. Our failure to enter into licensing and/or partnering transactions or raise capital when needed could materially harm our business, financial condition and results of operations.

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

We plan to continue to fund our debt maturities, research and development and operating activities through additional strategic partnerships or other arrangements with organizations that have capabilities and/or products that are complementary to our own capabilities and/or product candidates, licensing arrangements, and through public or private equity financings and debt financings or other arrangements if the strategic transactions are not timely, if at all. However, we cannot be sure that such strategic transactions or additional funds will be available on reasonable terms, or at all. If we are unable to secure strategic transactions or adequate additional funding, we may be forced to reduce spending, extend payment terms with suppliers, liquidate assets where possible, suspend or curtail planned programs and/or cease our operations entirely. In addition, if we do not meet our payment obligations to third parties as they come due, including any payment we owe to Oxford Finance, we may be subject to litigation claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to our management. Any of these actions could materially harm our business and results of operations.

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

Recently Issued Accounting Standards

See Note 1, "Adopted Accounting Standards" and "Accounting Standards Not Yet Adopted."

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

Our cash and cash equivalents of $951,751 at September 30, 2018, consisted of cash and money market funds, all of which will be used for working capital purposes. We do not enter into investments for trading or speculative purposes. Our primary exposure to market risk is related to the variability of interest rates under the Loan Agreement (as defined in Note 6 to the Unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report) we entered into with Oxford Finance in January 2016. Under the Loan Agreement, the interest rate for the term loan is set monthly at an Index Rate plus 11.29%, where the Index Rate is the greater of the 30-day LIBOR rate or 0.21%. Interest is due on the first day of each month, in arrears, calculated based on a 360-day year. In addition, interest income on our deposits is affected by changes in the general level of interest rates in the United States. Because of the short-term nature of our cash and cash equivalents, we do not believe that we have any material exposure to changes in their fair values as a result of changes in interest rates. The continuation of historically low interest rates in the United States will limit our earnings on investments held in U.S. dollars.

We do not hold any derivative financial instruments or commodity-based instruments.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company has evaluated, with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of its disclosure controls and procedures (as defined in such rules) as of the end of the period covered by this report. The Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2018.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. For example, prior to September 30, 3018, the Company relied upon filings by investors who are required to file their ownership positions on Schedules 13D and 13G. In light of previously unavailable information that the Company learned in connection with the SEC Action, the Company believes it can no longer rely upon such filings by any of the Aggregated Investors (as defined in Item 12 of Part III of the Company’s Amendment to Annual Report on Form 10-K/A filed with the SEC on October 15, 2018) on a going forward basis. In order to continue to ensure internal control is maintained on a going forward basis, which is likely to continue until such SEC Action is closed, the Company will not rely on the Schedules 13D and 13G filed by any Aggregated Investor but will aggregate the beneficial ownership of all Aggregated Investors for reporting purposes and when applying any applicable conversion blockers. The Company will continue to aggregate the holdings of all the Aggregated Investors until the Company is confident, based on facts and information received from an individual or entity or through the Company’s own investigation and verification of facts reasonably attainable, that the individual or entity should no longer be included as an Aggregated Investor. Projections of any evaluation of effectiveness to future periods, including assessment of beneficial ownership by the Aggregated Investors, are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that could significantly affect internal controls over financial reporting as of September 30, 2018.

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

Jackson v. Hansen et al., Case No. 18-cv-2302-BAS-MSB-BGS

On October 4, 2018, a shareholder derivative complaint was filed in the United States District Court for the Southern District of California.  The complaint arises from similar allegations as In re MabVax Therapeutics Securities Litigation and Liesman v. Hansen et al.  but, in addition to a breach of fiduciary duty claim, also includes causes of action for unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets.  Plaintiff seeks, on behalf of the Company, damages, fees, costs, and equitable relief. The deadline to respond to the complaint is December 21, 2018.

Item 1A. Risk Factors

RISK FACTORS

Other than stated below, there have been no material changes in or additions to the Risk Factors included in our Annual Report on Form 10-K, as amended on Form 10-K/A on October 15, 2018, for the year ended December 31, 2017 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

The rights of our common stockholders are limited by and subordinate to the rights of the holders of Series D Preferred Stock, Series E Preferred Stock, Series I Preferred Stock, Series J Preferred Stock, Series K Preferred Stock, Series L Preferred Stock, Series M Preferred Stock, Series N Preferred Stock and Series O Preferred Stock; these rights may have a negative effect on the value of shares of our common stock.

As of November 13, 2018, the holders of our Series D Convertible Preferred Stock (the “Series D Preferred Stock”), Series E Convertible Preferred Stock (the “Series E Preferred Stock”), Series I Convertible Preferred Stock (the “Series I Preferred Stock”), Series J Convertible Preferred Stock (the “Series J Preferred Stock”), Series K Convertible Preferred Stock (the “Series K Preferred Stock”), Series L Convertible Preferred Stock (the “Series L Preferred Stock”), Series M Convertible Preferred Stock (the “Series M Preferred Stock”), Series N Convertible Preferred Stock (the “Series N Preferred Stock”), and Series O Convertible Preferred Stock (the “Series O Preferred Stock”) have rights and preferences generally superior to those of the holders of common stock. The existence of these superior rights and preferences may have a negative effect on the value of shares of our common stock. These rights are more fully set forth in the Series D Preferred Stock certificate of designations, Series E Preferred Stock certificate of designations, Series I Preferred Stock certificate of designations, Series J Preferred Stock certificate of designations, Series K Preferred Stock certificate of designations, Series L Preferred Stock certificate of designations, Series M Preferred Stock certificate of designations, Series N Preferred Stock certificate of designations, and Series O Preferred Stock certificate of designations, respectively, and include, but are not limited to the right to receive a liquidation preference, prior to any distribution of our assets to the holders of our common stock, in an amount equal to $0.01 per share or $441 for the Series D Preferred Stock, $0.01 per share or $333 for the Series E Preferred Stock, $0.01 per share or $6,456 for the Series I Preferred Stock, $687.50 per share or approximately $531,252 for the Series J Preferred Stock, $0.01 per share or $632 for the Series K Preferred Stock, $100.00 per share or approximately $4.6 million for the Series L Preferred Stock, $300 per share or approximately $1.5 million for the Series M Preferred Stock, $0.01per share or approximately $54 for the Series N Preferred Stock and $0.01 per share or approximately $106 for Series O Preferred Stock.

We may not be able to achieve compliance for listing on a national exchange which could make it more difficult for investors to sell their shares

Our common stock was delisted on The NASDAQ Capital Market on July 11, 2018, and currently trades on the OTC Pink market. Delisting of our common stock effectively results in our common stock being designated a “penny stock” is that securities broker-dealers cannot recommend the shares but must trade it on an unsolicited basis. Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. A broker-dealer must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer and sales person in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for shares that become subject to those penny stock rules. Under such circumstances, shareholders may find it more difficult to sell, or to obtain accurate quotations, for our common stock, and our common stock would become substantially less attractive to certain purchasers such as financial institutions, hedge funds and other similar investors.

Future sales of our securities, or the perception in the markets that these sales may occur, could depress our stock price.

Additional equity financings or other share issuances by us, including shares issued in connection with strategic alliances and corporate partnering transactions, could adversely affect the market price of our common stock. As of November 13, 2018, we had 7,869,860 shares held by our existing shareholders available for resale pursuant to Rule 144 or resale registration statements, upon conversion of Series D Preferred Stock, Series E Preferred Stock, Series I Preferred Stock, Series J Preferred Stock, Series K Preferred Stock, Series L Preferred Stock, Series M Preferred Stock, Series N Preferred Stock, and Series O Preferred Stock. Sales by existing stockholders of a large number of shares of our common stock in the public market or the perception that additional sales could occur could cause the market price of our common stock to drop. Moreover, to the extent that additional shares of our outstanding stock are registered, or otherwise become eligible for resale, and are sold, or the holders of such shares are perceived as intended to sell them, this could further depress the market price of our common stock.  These factors could also make it more difficult for us to raise capital or make acquisitions through the issuance of additional shares of our common stock or other equity securities.

The number of shares of issued and outstanding common stock as of October 31, 2018, represents approximately 46% of our fully diluted shares of common stock.  Additional issuances of shares of common stock upon conversion and/or exercise of preferred stock, options to purchase common stock and warrants to purchase common stock will cause substantial dilution to existing stockholders.

At November 13, 2018, we had 9,254,582 shares of common stock issued and outstanding. Up to an additional 7,869,860 shares may be issued upon conversion of our Series D Preferred Stock, Series E Preferred Stock, Series I Preferred Stock, Series J Preferred Stock, Series K Preferred Stock, Series L Preferred Stock; Series M Preferred Stock; Series N Preferred Stock and Series O Preferred Stock 1,221,935 shares issuable upon exercise of warrants at a weighted average price of $7.15; 1,820,589 shares upon exercise of all outstanding options to purchase our common stock at a weighted average price of $7.44, resulting in a total of up to 20,166,968 shares that may be issued and outstanding. The issuance of any and all of the 10,912,384 shares issuable upon exercise or conversion of our outstanding convertible securities will cause substantial dilution to existing stockholders and may depress the market price of our common stock.

Our common stock trades on the OTC Pink Market, therefore compliance with applicable state securities laws may be required for subsequent offers, transfers and sales of the shares of common stock offered hereby.

Our common stock is traded on the OTC Pink and not currently eligible to be listed on a national securities exchange, therefore, subsequent transfers of the shares of our common stock offered hereby by U.S. holders may not be exempt from state securities laws. In such event, it will be the responsibility of the holder of shares or warrants to register or qualify the shares for any subsequent offer, transfer or sale in the United States or to determine that any such offer, transfer or sale is exempt under applicable state securities laws.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Oxford Finance Assertion of Events of Default under the Loan Agreement – On August 14, 2018, Oxford Finance gave Notice asserting that certain “Events of Default” have occurred and are continuing under Sections 8.3 and 8.11 the Loan Agreement. Specifically, Oxford Finance makes general reference to the Alleged Default Events. In the Notice, Oxford Finance does not specify which provisions of the Loan Agreement are allegedly implicated by each of the Alleged Default Events, stating only generally its position that Events of Default have occurred under Sections 8.3 and 8.11 of the Loan Agreement and other Events of Default “may” have occurred. The Company informed Oxford Finance that it disputes the Alleged Default Events, individually or collectively, constitute a “Material Adverse Change” or other event of default under the Loan Agreement. In addition, the Company already engaged a new auditor, Haskell & White LLP, effective August 22, 2018, and on September 20, 2018, the Court ratified the Delaware Petition. Also, on October 16, 2018, the Company applied for listing on the OTCQB Marketplace and believes it now meets the requisite eligibility requirements; however, there can be no assurance of being listed while the SEC Action is underway. As of November 13, 2018, Company management has been meeting at least weekly since September 30, 2018, to keep Oxford Finance informed on potential fund-raising activities.

For additional information, see Note 6 to Unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Exhibit Name	Filed with this Form 10-Q
10.1 †*	Asset Purchase and License Agreement with Boehringer Ingelheim International GmbH	X
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101*	Interactive data file

* Furnished herewith
† Confidential treatment requested for portions of this exhibit. Confidential materials omitted and filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2018	MABVAX THERAPEUTICS HOLDINGS, INC.

	By:	/s/ J. David Hansen
J. David Hansen
President and Chief Executive Officer (Principal Executive Officer authorized to sign on behalf of the registrant)

By:	/s/ Gregory P. Hanson
Gregory P. Hanson
Chief Financial Officer (Principal Financial and Accounting Officer authorized to sign on behalf of the registrant)