Form 10-Q/A
period 2018-09-30
MABVAX THERAPEUTICS HOLDINGS, INC.
filed 2019-03-29
CIK 1109196

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

The number of shares of registrant’s common stock outstanding as of March 29, 2019 was 9,429,582.

EXPLANATORY NOTE

We are filing Amendment No. 1 to this quarterly report on Form 10-Q for the sole purpose of including a revised Exhibit 10.1 that incorporates revisions to the amount of text for which confidential treatment has been requested. Exhibit 10.1 represents the Asset Purchase and License Agreement by and between Boehringer Ingelheim International GMBH and MabVax Therapeutics Holdings, Inc. and MabVax Therapeutics, Inc.

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

Date: March 29, 2019	MABVAX THERAPEUTICS HOLDINGS, INC.

	By:	/s/ J. David Hansen
J. David Hansen
President and Chief Executive Officer (Principal Executive Officer authorized to sign on behalf of the registrant)

By:	/s/ Gregory P. Hanson
Gregory P. Hanson
Chief Financial Officer (Principal Financial and Accounting Officer authorized to sign on behalf of the registrant)