Form 10-Q/A
period 2018-09-30
MABVAX THERAPEUTICS HOLDINGS, INC.
filed 2019-04-24
CIK 1109196

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

The number of shares of registrant’s common stock outstanding as of April 24, 2019 was 9,429,582.

EXPLANATORY NOTE

We are filing Amendment No. 2 to this quarterly report on Form 10-Q for the sole purpose of including a revised Exhibit 10.1 that redacts certain information that (i) is not material and (ii) would be competitively harmful if publicly disclosed. Exhibit 10.1 represents the Asset Purchase and License Agreement by and between Boehringer Ingelheim International GMBH and MabVax Therapeutics Holdings, Inc. and MabVax Therapeutics, Inc.

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

* Furnished herewith
† Portions of this exhibit have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 24, 2019	MABVAX THERAPEUTICS HOLDINGS, INC.

	By:	/s/ J. David Hansen
J. David Hansen
President and Chief Executive Officer (Principal Executive Officer authorized to sign on behalf of the registrant)

By:	/s/ Gregory P. Hanson
Gregory P. Hanson
Chief Financial Officer (Principal Financial and Accounting Officer authorized to sign on behalf of the registrant)